Form 10-Q
period 2007-06-30
Greenlight Capital Re, Ltd.
filed 2007-08-13
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
802 WEST BAY ROAD THE GRAND PAVILION GRAND CAYMAN CAYMAN ISLANDS	KY1-1205
(Address of Principal Executive Offices)	(Zip Code)

(345) 745-4573
(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Class A Ordinary Shares, $.10 par value	29,847,787
(Class)	(Outstanding as of August 13, 2007)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Investments in securities
Fixed maturities, trading at fair value	$2,163	$—
Equity investments, trading at fair value	501,175	238,799
Other investments, at estimated fair value	3,665	4,723
Total investments in securities	507,003	243,522
Cash and cash equivalents	85,182	82,704
Restricted cash and cash equivalents	303,270	154,720
Financial contracts receivable, at fair value	1,151	—
Investment income receivable	2,551	454
Reinsurance balances receivable	61,057	19,622
Loss and loss adjustment expense recoverables	5,269	—
Deferred acquisition costs	15,275	16,282
Unearned premiums ceded	20,854	—
Other assets	1,200	1,304
Total assets	$1,002,812	$518,608
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$241,317	$124,044
Dividends payable on securities sold, not yet purchased	696	354
Financial contracts payable, at fair value	27,579	8,640
Loss and loss adjustment expense reserves	28,628	4,977
Unearned premium reserves	97,758	47,546
Reinsurance balances payable	22,521	4,236
Funds withheld	2,753	—
Accounts payable and accrued expenses	2,698	2,020
Performance and management fees payable to related party	1,349	14,624
Total liabilities	425,299	206,441
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,847,787 (2006: 16,507,228); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2006: 5,050,000))	3,610	2,156
Additional paid-in capital	475,686	219,972
Retained earnings	98,217	90,039
Total shareholders’ equity	577,513	312,167
Total liabilities and shareholders’ equity	$1,002,812	$518,608

The accompanying Notes to the Interim Condensed Consolidated Financial Statements
are an integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and six months ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$65,445	$11,662	$103,509	$11,662
Gross premiums ceded	(14,534)	—	(28,277)	—
Net premiums written	50,911	11,662	75,232	11,662
Change in net unearned premium reserves	(25,939)	(9,249)	(29,339)	(9,249)
Net premiums earned	24,972	2,413	45,893	2,413
Net investment income	19,924	7,192	5,543	24,387
Interest income on related party promissory note receivable	—	272	—	562
Total revenues	44,896	9,877	51,436	27,362
Expenses
Loss and loss adjustment expenses incurred	11,138	—	20,126	—
Acquisition costs	9,515	1,093	17,227	1,143
General and administrative expenses	2,926	2,221	5,905	4,186
Total expenses	23,579	3,314	43,258	5,329
Net income	$21,317	$6,563	$8,178	$22,033
Earnings per share
Basic	$0.78	$0.31	$0.33	$1.03
Diluted	0.76	0.31	0.33	1.03
Weighted average number of Ordinary Shares used in the determination of
Basic	27,472,993	21,346,666	24,515,973	21,290,186
Diluted	27,980,421	21,445,642	24,895,878	21,370,858

The accompanying Notes to the Interim Condensed Consolidated Financial Statements
are an integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the six months ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

				Related party promissory note receivable
	Ordinary Shares issued		Additional paid-in capital			Total Shareholders’ Equity
	Number of shares	Share capital			Retained earnings
Balance at December 31, 2005	21,231,666	$2,123	$212,871	$(16,212)	$33,040	$231,822
Issue of Class A Ordinary Share capital	161,398	16	1,976	—	—	1,992
Options and awards expense	—	—	1,486	—	—	1,486
Principal repayments received	—	—	—	2,295	—	2,295
Net income	—	—	—	—	22,033	22,033
Balance at June 30, 2006	21,393,064	$2,139	$216,333	$(13,917)	$55,073	$259,628
Balance at December 31, 2006	21,557,228	$2,156	$219,972	$—	$90,039	$312,167
Issue of Class A Ordinary Share capital	11,913,929	1,191	207,094	—	—	208,285
Issue of Class B Ordinary Share capital	2,631,579	263	49,737	—	—	50,000
Options and awards expense	—	—	1,512	—	—	1,512
IPO expenses	—	—	(2,629)	—	—	(2,629)
Net income	—	—	—	—	8,178	8,178
Balance at June 30, 2007	36,102,736	$3,610	$475,686	$—	$98,217	$577,513

The accompanying Notes to the Interim Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the six months ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006
Cash provided by (used in) Operating activities
Net income	$8,178	$22,033
Adjustments to reconcile net income to net cash used in operating activities
Net change in unrealized gains on securities	(5,091)	(13,972)
Net realized gains on securities	(14,591)	(15,163)
Stock options and stock awards expense	1,512	1,486
Depreciation	20	38
Purchase of securities	(390,998)	(109,106)
Proceeds on sale of securities	264,472	97,546
Change in
Restricted cash and cash equivalents	(148,550)	3,540
Financial contracts receivable, at fair value	(1,151)	(1,295)
Investment income receivable	(2,097)	179
Reinsurance balances receivable	(41,435)	(1,825)
Loss and loss adjustment expense recoverables	(5,269)	—
Deferred acquisition costs	1,007	(729)
Unearned premiums ceded	(20,854)	—
Other assets	84	221
Dividends payable on securities sold, not yet purchased	342	146
Financial contracts payable, at fair value	18,939	77
Loss and loss adjustment expense reserves	23,651	—
Unearned premium reserves	50,212	9,249
Reinsurance balances payable	18,285	998
Funds withheld	2,753	—
Accounts payable and accrued expenses	678	(40)
Performance and management fees payable to related party	(13,275)	(214)
Net cash used in operating activities	(253,178)	(6,831)
Investing activity
Purchase of fixed assets	—	(200)
Net cash used in investing activities	—	(200)
Financing activities
Net proceeds from share issue	255,656	1,992
Collection of related party promissory note receivable	—	2,295
Net change in interest receivable on related party promissory note receivable	—	(434)
Net cash provided by financing activities	255,656	3,853
Net increase (decrease) in cash and cash equivalents	2,478	(3,178)
Cash and cash equivalents at beginning of the period	82,704	7,218
Cash and cash equivalents at end of the period	$85,182	$4,040
Supplementary information:
Interest paid in cash	$153	$972
Interest received in cash	1,328	3,144

The accompanying Notes to the Interim Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

1.	GENERAL

Greenlight Capital Re, Ltd. (the ‘‘Company’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. The Company incorporated a wholly owned subsidiary, Greenlight Reinsurance, Ltd. (the ‘‘Subsidiary’’), to provide global property and casualty reinsurance. The Subsidiary has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006.

These unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Significant accounting policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the period. Actual results could differ from these estimates.

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

The Company’s investments in bonds and equities classified as ‘‘trading securities’’ are valued based on the last reported sales price on the balance sheet dates as reported by a recognized exchange. Securities for which recognized exchange quotations are not readily available (e.g., private equity) are reported as other investments and are valued at management’s best estimate (utilizing the services of an investment advisor) of the fair market value based on prices received from market makers when available.

Premiums and discounts on fixed income securities are amortized into net investment income over the life of the security.

For securities classified as trading securities, any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

For securities for which exchange quotations are not readily available, any realized and unrealized gains or losses are determined on the basis of the specific identification method. Realized gains and losses are reported in net investment income in the condensed consolidated statements of income. Unrealized gains and losses, if any, are included in accumulated other comprehensive income as a separate component of shareholders’ equity. A decline in market value of a security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis of the security.

Dividend income and expense are recorded on the ex-dividend date.

Interest income and interest expense are recorded on an accrual basis.

Investments in Options

Amounts invested in exchange traded call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired option contracts are recorded at fair market value which is based upon the last quoted prices of the call and put options. Realized and unrealized gains and losses are included in net investment income in the condensed consolidated statements of income.

Investments in Total Return Swap Agreements

Total return swap agreements, included in financial contracts receivable and payable, are derivative financial instruments entered into whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair market value movements of the underlying security together with any other payments due. These contracts are carried at estimated fair value, with the resultant unrealized gains and losses reflected in net investment income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the condensed consolidated statements of income.

Earnings Per Share

Basic earnings per share is based on weighted average Ordinary Shares outstanding and excludes dilutive effects of stock options and unvested stock awards. Diluted earnings per share assumes the exercise of all dilutive stock options and stock awards using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average Ordinary Shares outstanding	27,472,993	21,346,666	24,515,973	21,290,186
Effect of dilutive service provider stock options	183,930	89,040	159,698	70,888
Effect of dilutive employee and director options and stock awards	323,498	9,936	220,207	9,784
	27,980,421	21,445,642	24,895,878	21,370,858

There were 233,000 and 898,000 anti-dilutive stock options outstanding as of June 30, 2007 and 2006, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement does not require any new fair value measurements. This Statement is effective for the Company beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company did not elect early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

Additionally, SFAS No. 159 amends SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ such that cash flows relating to trading securities must be classified in the Condensed Consolidated Statement of Cash Flows based on the nature and purpose for which the securities were acquired. Currently, the Company classifies cash flows from trading securities as operating activities. While the Company’s management has not completed its review of SFAS No. 159, the Company anticipates that cash flows relating to trading securities may be classified as investing activities rather than operating activities beginning January 1, 2008.

3.	REINSURANCE

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. The Company currently has in place coverages that provide for recovery of a portion of certain loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the reinsurers are recorded as assets. For the six months ended June 30, 2007 loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $5.9 million (2006: $0). Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. At June 30, 2007 the Company has loss recoverables of $1.5 million (2006: $0) with a reinsurer rated ‘‘A (excellent)’’ by A.M. Best Company. Additionally, the Company has loss recoverables of $3.8 million (2006: $0) with two unrated reinsurers. At June 30, 2007 the Company retains funds and other collateral from the unrated reinsurers for amounts in excess of the loss recoverable asset. The Company did not purchase any retrocessional coverage in 2006.

4.	Financial Instruments

Other Investments

Other investments include bonds and equities for which fair value is not readily determined as well as options. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer a specified underlying security at a specified price on or before a specified date. The Company enters into exchange traded option contracts to meet certain investment objectives. For these exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions.

At June 30, 2007, included in other investments are the following securities:

	Cost	Unrealized gains/(losses)	Fair market value
Equities – unlisted	$3,042	$(28)	$3,014
Call options	341	310	651
	$3,383	$282	$3,665

At December 31, 2006, included in other investments are the following securities:

	Cost	Unrealized gains/(losses)	Fair market value
Equities – unlisted	$4,032	$(28)	$4,004
Call options	367	352	719
Put options	123	(123)	—
	$4,522	$201	$4,723

During the six months ended June 30, 2007 and 2006, other-than-temporary impairment losses on unlisted equities of $323 and $808 respectively, were reported in net investment income, in the condensed consolidated statements of income.

5.    Share capital

On May 30, 2007 the Company completed the sale of 11,787,500 Class A Ordinary Shares at $19.00 per share in an initial public offering. Included in the 11,787,500 shares sold were 1,537,500 shares purchased by the underwriters to cover over-allotments. Concurrently, 2,631,579 Class B Ordinary Shares were sold at $19.00 per share as part of a private placement. The net proceeds to the Company of the initial public offering and private placement were approximately $255.7 million after the deduction of underwriting fees and other offering expenses.

Additionally, during the six months ended June 30, 2007, 108,160 restricted shares of Class A Ordinary Shares were issued to employees as part of the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 15, 2010, subject to the grantee’s continued service with the Company. The Company also issued to certain directors, 13,264 restricted shares of Class A Ordinary Shares as part of the directors’ remuneration. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the shares issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. Additionally, the Company issued 5,005 Class A Ordinary Shares representing the vesting of directors’ stock awards granted in 2004.

The Company recognizes compensation expense on a straight line basis over the vesting period using the fair value of the shares awarded, at the time of the grant. Fair value for 102,160 shares of restricted stock which were issued prior to the initial public offering, was determined based on the mid-point of anticipated book value multiples for the Company’s initial public offering relative to the Company’s diluted book value per share as of the grant date. Fair value for 19,264 shares of restricted stock which were issued on May 24, 2007, was determined based on the initial public offering price of $19.00 per share.

The common shares of Company are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE’’.

On January 10, 2007, 1,426,630 Class B Ordinary Shares were transferred from Greenlight Capital Investors, LLC (‘‘GCI’’) to its underlying owners and automatically converted into an equal number of Class A Ordinary Shares on a one-for-one basis, upon transfer. The remaining Class B Ordinary Shares were transferred from GCI to Mr. David Einhorn and remained as Class B Ordinary Shares.

6.	Related party transactions

Director Stock Awards

During the year ended December 31, 2004, certain directors received a stock award of 5,000 Class A Ordinary Shares, vesting equally over three years. The directors each paid five hundred dollars to acquire the right to the stock award.

During the six months ended June 30, 2007, 5,005 (2006: 0) shares vested and were issued to the directors and as a result, $1 (2006: $0) has been expensed and added to shareholders’ equity.

Director Fees

Effective May 1, 2007 the four independent directors’ compensation was changed to include an annual retainer fee plus restricted stock rather than a retainer fee and per meeting fees which was previously in effect. The directors have the option of receiving the annual retainer in cash or restricted shares. During the six months ended June 30, 2007, director fees of $80 (2006: $30) were incurred. The amount was split among the four independent directors.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the ‘‘Investment Agreement’’) with DME Advisors, L.P. (‘‘DME’’). DME is a related party and an affiliate of David Einhorn, the Chairman of the Company’s Board of Directors and a principal shareholder of the Company.

Pursuant to the Investment Agreement, a performance fee equal to 20% of the net income of the account managed by DME is payable, subject to a loss carry forward provision, to DME. Included in investment fees for the three months ended June 30, 2007 is a performance fee of $1.3 million (2006: $1.8 million), and for the six months ended June 30, 2007 $1.3 million (2006: $6.1 million). At June 30, 2007 and December 31, 2006, $1.3 million and $14.6 million, respectively, remained payable.

Additionally, pursuant to the Investment Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the account managed by DME is paid to DME. Included in investment fees for the three months ended June 30, 2007 are management fees of $2.4 million (2006: $1.1 million), and for the six months ended June 30, 2007 $3.7 million (2006: $1.9 million). The management fees were fully paid as of June 30, 2007 and December 31, 2006.

Other Transactions

Included in the condensed consolidated statements of income is interest income of $0 (2006: $0.6 million,) relating to a related party promissory note issued by GCI in exchange for Class B Ordinary Shares. During fiscal 2006 this promissory note was fully repaid by GCI, including both principal and interest.

7.	Commitments and contingencies

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space. The total rent expense charged for the six months ended June 30, 2007 was $44 (2006: $42).

The following is a schedule of future minimum rental payments required under the operating lease for the next five years:

Year	Total
2007	$90
2008	95
2009	99
2010	69
2011	—
$353

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of June 30, 2007, the Company had commitments to invest an additional $2 million in private equity investments.

Letters of Credit

Effective October 15, 2005, the Company signed a letter of credit agreement with a U.S. bank, for a facility of up to $200 million.

Effective June 6, 2007, the Company signed a letter of credit agreement with a Cayman Islands incorporated bank, for a facility of up to $25 million.

At June 30, 2007, letters of credit totaling $54.0 million (2006: $36.5 million) had been issued.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of June 30, 2007, the Company was not a party to any litigation or arbitration proceedings.

8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	($ in millions)		($ in millions)		($ in millions)		($ in millions)
Homeowners’	$15.8	24.2%	$—	—%	$30.8	29.8%	$—	—%
Professional Liability	27.2	41.6	—	—	27.2	26.3	—	—
Health	0.6	0.9	—	—	14.8	14.3	—	—
General Liability	14.5	22.2	—	—	14.5	14.0	—	—
Property Catastrophe	5.3	8.1	9.9	84.3	10.0	9.7	9.9	84.3
Medical Malpractice	—	—	—	—	3.7	3.5	—	—
Casualty Clash	2.0	3.0	—	—	2.5	2.4	—	—
Marine	—	—	1.8	15.7	—	—	1.8	15.7
	$65.4	100.0%	$11.7	100.0%	$103.5	100.0%	$11.7	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	($ in millions)		($ in millions)		($ in millions)		($ in millions)
USA	$33.6	51.3%	$6.3	54.3%	$66.6	64.3%	$6.3	54.3%
Worldwide(1)	29.2	44.6	—	—	34.2	33.0	—	—
Europe	2.1	3.3	3.5	30.0	2.1	2.1	3.5	30.0
Caribbean	0.5	0.8	0.5	4.3	0.6	0.6	0.5	4.3
Japan	—	—	1.4	11.4	—	—	1.4	11.4
	$65.4	100.0%	$11.7	100.0%	$103.5	100.0%	$11.7	100.0%

(1)	‘‘Worldwide’’ risk comprise individual policies that insure risks on a worldwide basis.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to ‘‘we,’’ ‘‘our,’’ ‘‘our company,’’ ‘‘Greenlight Re,’’ or the ‘‘the Company’’ refer to Greenlight Capital Re, Ltd. and our wholly-owned subsidiary, Greenlight Reinsurance, Ltd., unless the context dictates otherwise. References to our ‘‘Ordinary Shares’’ refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2007 and 2006 and financial condition as of June 30, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our prospectus dated May 24, 2007 filed with the Securities and Exchange Commission, or SEC.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (‘‘MD&A’’), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘strategy,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

We intend to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Securities Exchange Act of 1934, as amended, we do not intend to make public announcements regarding events that we do not believe, based on management’s estimates and current information, will have material adverse impact to the Company’s operations or financial position.

General

We are a Cayman Islands-based specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, that we believe will provide favorable long-term returns on equity.

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long-term than reinsurance companies that employ more traditional, fixed-income investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which we take long positions in perceived undervalued securities and short positions in perceived overvalued securities.

Because we have a limited operating history, period-to-period comparisons of our underwriting results are not yet possible and may not be meaningful in the near future. In addition, our historical investment results may not necessarily be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS 131, ‘‘Disclosure about Segments of an Enterprise and Related Information.’’  Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

•	frequency business; and

•	severity business.

Frequency business is characterized by contracts containing a potentially large number of smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. We also expect that over time the profit margins and return on equity for our frequency business will be lower than those of our severity business.

Severity business is typically characterized by contracts with the potential for significant losses emanating from one event or multiple events. Clients generally buy this protection to remove volatility from their balance sheets and, accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than those of our frequency business.

Outlook and Trends

Historically, the property and casualty market has experienced capacity shortages in certain product lines due to extended periods of competitive pricing, higher than expected losses and changes in rating agency capital requirements. Overall, the property and casualty market is currently experiencing a general softening of rates. However, while we expect that the property and casualty market will continue to see adverse pricing trends in the near term, certain market segments will experience capacity or structural shortages. We monitor market conditions to be positioned to participate in future underserved or capacity-constrained markets as they arise and offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underwriting results and product line concentrations in any given period will likely fluctuate and may not be indicative of our future results of operations.

Critical Accounting Policies

Our consolidated financials statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our prospectus dated May 24, 2007, as filed with the SEC continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Results of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

Our net income increased by $14.8 million for the three months ended June 30, 2007 as compared to the same period in 2006 due to expanded underwriting operations, as well as higher investment income. Our investment portfolio reported income of $19.9 million, a return of 6.8%, for the second quarter 2007 as compared to $7.2 million, a 2.9% return, for the second quarter of 2006.

Our net income decreased by $13.9 million for the six months ended June 30, 2007 as compared to the same period in 2006 primarily as the result of a decrease of $18.8 million in investment income for the period due to an investment loss during the first quarter of 2007 on our long equity position in New Century Financial Corp. a subprime mortgage lender that filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on April 2, 2007. This decrease in income during the first six months of 2007 was partially offset by higher income being reported from our underwriting operations, which commenced in April 2006.

Premiums Written

Details of gross premiums written are provided below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Frequency	$30,943	$—	$63,801	$—
Severity	34,502	11,662	39,708	11,662
Total	$65,445	$11,662	$103,509	$11,662

The increase in premiums written for both our frequency and severity business is a result of the increased underwriting operations of the Company. A detailed analysis of gross premiums written by line of business can be found in Note 8 to the interim condensed consolidated financial statements.

We entered into one retrocessional contract during the three months ended June 30, 2007. We have entered into a total of three retrocessional contracts for the six months ended June 30, 2007 relating to the risks assumed from two frequency reinsurance contracts. We did not purchase any retrocessional coverage in 2006.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of June 30, 2007, our maximum aggregate loss exposure to any series of natural peril events was $44.2 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure and reinstatement premiums for the same contracts. In addition, the maximum aggregate loss exposure to the portfolio can not be realized unless a natural peril event or series of events impacts more than one peak zone. We categorize peak zones as: United States, Europe, Japan and the rest of the world. Subsequent to June 30, 2007, we wrote additional business with natural peril loss exposure, which increased our maximum aggregate loss exposure to $76.7 million. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing ($ in thousands):

Zone	Single Event Loss	Aggregate Loss
United States(1)	$49,600	$65,100
Europe	51,655	67,675
Japan	38,055	54,075
Rest of World	25,771	41,790
Maximum Aggregate	51,655	76,675

(1)	Includes the Caribbean

Details of net premiums written are provided below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Frequency	$16,409	$—	$35,524	$—
Severity	34,502	11,662	39,708	11,662
Total	$50,911	$11,662	$75,232	$11,662

Net Premiums Earned

Net premiums earned reflects the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Frequency	$20,476	$—	$36,417	$—
Severity	4,496	2,413	9,476	2,413
Total	$24,972	$2,413	$45,893	$2,413

The increase in net premiums earned is attributable principally to increased gross premiums written for both the three and six months ended June 30, 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Frequency	$10,594	$—	$19,165	$—
Severity	544	—	961	—
Total	$11,138	$—	$20,126	$—

Losses relating to frequency business were $10.6 million and $19.2 million for the three and six months ended June 30, 2007, respectively. The loss ratio for our frequency business was 51.7% and 52.6% for the three month and six month periods ended June 30, 2007, respectively. There were no frequency contracts written and thus no losses incurred during the comparable 2006 periods.

Losses incurred on our severity business are expected to be volatile from period to period. Losses incurred on the natural catastrophe exposed portion of our severity business have benefited from benign natural catastrophe experience during all periods reported. Additionally, given the seasonality of wind exposure, we expect that the first six months of a calendar year will generally report lower losses incurred on natural catastrophe business than the last six months of the year. The loss ratio for our severity business was 12.1% and 10.1% for the three month and six month periods ended June 30, 2007, respectively. There were no losses incurred on our severity contracts during the comparable 2006 periods.

There were no significant developments of prior year reinsurance reserves during either the three month or six month periods ended June 30, 2007.

Acquisition Costs

Acquisition costs represent the amortization of commission and brokerage expenses incurred on contracts written as well as profit commissions and other underwriting expenses which are expensed when incurred. Deferred acquisition costs are limited to the amount of commission and brokerage expenses that are expected to be recovered from future earned premiums and anticipated investment income. Details of acquisition costs are provided below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Frequency	$8,715	$—	$15,187	$—
Severity	800	1,093	2,040	1,143
Total	$9,515	$1,093	$17,227	$1,143

Increased acquisition costs are a direct result of the increases in premiums written. For the three and six months ended June 30, 2007, the acquisition cost ratio for frequency business was 42.6% and 41.7%, respectively. We expect that acquisition costs will be higher for frequency business than severity business. The acquisition cost ratio for severity business was 17.8% and 21.5% for the three and six months ended June 30, 2007, respectively. Acquisition costs incurred during the three and six months ended June 30, 2006 were abnormally high as a percentage of premiums earned due to one particular contract which had a high profit commission feature. This contract was not renewed in 2007.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2007 and 2006 were $2.9 million and $2.2 million, respectively. The increase in general and administrative expenses of $0.7 million in the comparable periods reflects the cost of expanding our underwriting operations, including hiring additional staff and other related expenses.

Our general and administrative expenses for the six months ended June 30, 2007 and 2006 were $5.9 million and $4.2 million, respectively. The increase in general and administrative expenses of $1.7 million in the comparable periods reflects the cost of expanding our underwriting operations, including the hiring of additional staff and other related expenses. These expenses for the six months ended June 30, 2007 and 2006 both include $1.5 million for the expensing of the fair value of stock options granted to employees and directors. We expect our general and administrative expenses to increase as we incur additional expenses due to the increased reporting requirements applicable to public companies.

Net Investment Income

A summary of our net investment income is as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Investment income	$23,907	$10,635	$11,577	$33,511
Investment expenses	(988)	(658)	(1,776)	(1,159)
Investment advisor fees	(2,995)	(2,785)	(4,258)	(7,965)
Net investment income	$19,924	$7,192	$5,543	$24,387

Investment income, net of all fees and expenses, resulted in a 6.8% return on our investment portfolio for the three months ended June 30, 2007. This compares to a 2.9% investment return reported for the three month period ended June 30, 2006.

Investment income, net of all fees and expenses, resulted in a 2.3% return on our investment portfolio for the six months ended June 30, 2007. This compares to a 10.6% investment return reported for the six month period ended June 30, 2006. The 2007 return was adversely affected by an investment loss on a long equity position in New Century Financial Corp.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor In Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

As a result of the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the six months ended June 30, 2007 and 2006, the following ratios are reported:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	52.6%	10.1%	43.9%	0.0%	0.0%	0%
Acquisition cost ratio	41.7%	21.5%	37.5%	0.0%	47.4%	47.4%
Composite ratio	94.3%	31.6%	81.4%	0.0%	47.4%	47.4%
Internal expense ratio			12.9%			173.5%
Combined ratio			94.3%			220.9%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by premiums earned. For the six months ended June 30, 2007, our frequency business reported a loss ratio of 52.6%, compared to the 10.1% reported by our severity business. Favorable loss experience due to benign natural catastrophe experience during the year as well as the seasonality of certain wind exposures allowed our severity business to report a lower loss ratio. However, we expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods.

The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. This ratio demonstrates the higher acquisition costs incurred for our frequency business than for our severity business.

The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding general and administrative expenses, to net premiums earned. Similar to the loss ratio, we expect that this ratio will be more volatile for our severity business depending on loss activity in any particular period.

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. The high internal expense ratio of 173.5% reported for the six month period ended June 30, 2006 is due to the fact that underwriting operations only commenced in April 2006 and as such start up costs were high relative to the initial premiums earned.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take investment income into account. The reported combined ratio for the six month period ended June 30, 2007 was 94.3%. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are reviewed quarterly on a contract by contract basis and adjusted when necessary. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses.

For natural catastrophe exposed business, once an event has occurred which may give rise to a claim, we establish loss reserves based on loss payments and case reserves reported by our clients. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written by us and management’s judgment.

Reserves for losses and loss adjustment expenses as of June 30, 2007 and December 31, 2006 were comprised of the following ($ in thousands):

	June 30, 2007			December 31, 2006
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Frequency	$883	$25,851	$26,734	$1,058	$2,985	$4,043
Severity	—	1,894	1,894	—	934	934
Total	$883	$27,745	$28,628	$1,058	$3,919	$4,977

The increase in loss reserves is a direct result of the increase in premiums written during the first six months of 2007. In each of the contracts written as of June 30, 2007, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. All of our operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd., which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs which are principally related to the payment of administrative expenses. There are restrictions on Greenlight Reinsurance, Ltd.’s ability to pay dividends which are described in more detail below. It is our initial policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our Ordinary Shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income, including realized gains. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested with our investment advisor to invest in accordance with our investment guidelines. Our investment portfolio is primarily comprised of publicly-traded securities, which we classify as trading securities and can be liquidated to meet current liabilities. We believe that we have sufficient flexibility to liquidate the long securities that we own in a rising market to generate liquidity. Similarly, we can generate liquidity in a declining market from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the six months ended June 30, 2007, we generated net cash flow of $2.5 million. We used $253.2 million in cash from operating activities primarily as a result of purchasing securities from the proceeds of our initial public offering described below.

On May 30, 2007 we completed the sale of 11,787,500 Class A Ordinary Shares at $19.00 per share in an initial public offering. Included in the 11,787,500 shares sold by us were 1,537,500 shares purchased by the underwriters to cover over-allotments. Concurrently, 2,631,579 Class B Ordinary Shares were sold at $19.00 per share as part of a private placement. The net proceeds to the Company of the initial public offering and private placement were approximately $255.7 million after the deduction of underwriting fees and other offering expenses.

As of June 30, 2007, we believe we had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash or funds generated from underwriting activities or investment income. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future from operating cash flow. However, we cannot provide assurances that in the future we will not issue equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re, Ltd. is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Reinsurance, Ltd. is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to Greenlight Capital Re, Ltd. and include a minimum net worth requirement. Currently the statutory minimum net worth requirement for Greenlight Reinsurance, Ltd. is $120,000. In addition to Greenlight Reinsurance, Ltd. being restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum, any dividend payment would have to be approved by the appropriate Cayman Islands regulatory authority prior to payment.

Letters of Credit

Greenlight Reinsurance, Ltd. is not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

Greenlight Reinsurance, Ltd. has the following letter of credit facilities as of June 30, 2007:

a)	$200 million letter of credit facility with Citibank, N.A. with a termination date of October 11, 2008. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date. As of June 30, 2007, letters of credit totaling $54.0 million were outstanding.

b)	$25 million letter of credit facility with Bank Austria Cayman Islands Ltd. with a termination date of June 6, 2008. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date. As of June 30, 2007, there were no letters of credit issued under this facility.

Under both letter of credit facilities, we are required to provide collateral that may consist of equity securities. The letter of credit facility agreements contain various covenants that, in part, restrict Greenlight Reinsurance, Ltd.’s ability to place a lien or charge on the pledged assets, effect transactions with affiliates, enter into a merger or sell certain assets and further restrict Greenlight Reinsurance, Ltd.’s ability to issue any debt without the consent of the letter of credit providers. Additionally, if an event of default exists, as defined in the credit agreements, Greenlight Reinsurance, Ltd. will be prohibited from paying dividends.

Capital

As of June 30, 2007, total shareholders’ equity was $577.5 million compared to $312.2 million at December 31, 2006. This increase in total shareholders’ equity is principally due to net income of $8.2 million during the six months ended June 30, 2007 as well as the net proceeds of $255.7 million from our initial public offering of Class A Ordinary Shares and a concurrent private offering of Class B Ordinary Shares which were both completed on May 30, 2007.

Our capital structure currently consists entirely of equity issued in two separate classes of Ordinary Shares. We expect that the existing capital base and internally generated funds, will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. However, we cannot provide assurances, that in the future we will not be required to incur indebtedness to implement our business strategy, pay claims or make acquisitions. We did not make any significant capital expenditures during the period from inception to June 30, 2007.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of June 30, 2007 ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$353	$90	$194	$69	$—
Private equity investments(1)	2,018	2,018	—	—	—
Loss and loss adjustment expense reserves(2)	28,628	18,877	7,693	855	1,203
	$30,999	$20,985	$7,887	$924	$1,203

(1)	We have made a commitment of $5.1 million to a private equity vehicle. As of June 30, 2007, $3.1 million of this amount has been called, and our remaining commitment to this vehicle is $2.0 million. Given the nature of the private equity vehicle, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities.
(2)	The amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is provided above and in the accompanying financial statements.

As described above, we have entered into two letter of credit facilities. The $200 million facility can be terminated by either party with effect from any October 11, the anniversary date, by providing written notification to the other party at least 120 days before the anniversary date. The earliest possible termination date of this agreement is October 11, 2008. The $25 million facility can be terminated by either party with effect from any June 6, the anniversary date, by providing written notification to the other party at least 30 days before the anniversary date. The earliest possible termination date of this agreement is June 6, 2008.

Effective January 1, 2007, we entered into a new advisory agreement with DME Advisors, L.P. that grants DME Advisors, L.P. an exclusive right to manage our investment portfolio in accordance with the investment guidelines as approved by the Board of Directors. The agreement expires on December 31, 2009, and will be renewed for successive three-year periods unless either we or DME Advisors, L.P. gives 90 days notice of its desire to terminate the agreement. The fees under the new advisory agreement are the same as the prior agreement we had with DME Advisors, L.P.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio that are disclosed in the financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to five types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    effects of inflation.

EQUITY PRICE RISK.    As of June 30, 2007, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2007, a 10% decline in the price of each of these equity securities and equity-based derivative instruments would result in a $30.7 million, or 4.9%, decline in the fair value of the total investment portfolio.

FOREIGN CURRENCY RISK.    Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2007, there are no known or estimated losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of June 30, 2007, our total exposure to foreign denominated securities was approximately $235.8 million, or 37.7%, of our investment portfolio including cash and cash equivalents. As of June 30, 2007, a 5% increase in the value of the United States dollar against select foreign currencies would result in an $11.8 million, or 1.9%, decline in the value of the investment portfolio. A summary of our total net exposure to foreign denominated securities as of June 30, 2007 is as follows ($ in thousands):

Original Currency	US$ Equivalent Fair Value
EUR	204,167
GBP	27,185
Other	4,483
235,835

INTEREST RATE RISK.    Our investment portfolio has historically held a very small portion of fixed-income securities, which we classify as trading securities but may in the future include significant exposure to corporate debt securities, including debt securities of distressed companies. The primary market risk exposure for any fixed-income security is interest rate risk. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Additionally, some of our equity investments may also be credit sensitive and their value may fluctuate with changes in interest rates.

CREDIT RISK.    We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, we hold the securities of our investment portfolio with several prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and the fact that our investments are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

EFFECTS OF INFLATION.    The potential exists for the development of inflationary pressures in a local economy to increase the ultimate losses which are paid on certain reinsurance contracts. The effects of inflation are considered in pricing and in estimating reserves for loss and loss adjustment expenses. However, we can not be certain of the precise effects of inflation on our results until claims are ultimately paid. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered under this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us and our consolidated subsidiary required to be disclosed in our reports filed with or submitted to the SEC, under the Securities Act of 1934, as amended, is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Under the rules of the SEC as currently in effect, compliance with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 is delayed for newly public companies, such as Greenlight Capital Re, Ltd. We plan to be in full compliance with these internal control reporting requirements by the required compliance dates in order to provide the required certifications for our December 31, 2008 regulatory filings.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

We are not party to any pending or threatened material litigation and are not currently aware of any pending or threatened litigation. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.

Item 1A.    Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated May 24, 2007 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of August 13, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated May 24, 2007 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2007, the SEC declared effective the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-139993), filed in connection with the initial public offering of its common shares, par value $0.01 per share. Under this Registration Statement the Company registered 11,787,500 Class A Ordinary Shares, including 1,537,500 shares subject to the over-allotment option it granted to the underwriters. On May 30, 2007, the Company completed the offering at an initial offering price per share of $19.00 for total proceeds of approximately $224.0 million. The managing underwriters for the initial public offering were Lehman Brothers, UBS Investment Bank, Citi, Dowling & Partners Securities and Fox-Pitt, Kelton.

The Company completed a private placement of 2,631,579 Class B Ordinary Shares at $19.00 per share as part of a private placement simultaneously with the consummation of the initial public offering for total proceeds of $50.0 million. The Class B Ordinary Shares were purchased by David Einhorn, Chairman of the Company’s Board of Directors. This concurrent private placement was deemed to be exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as a transaction not involving a public offering.

The aggregate proceeds of the initial public offering (including the sale of the 1,537,500 Class A Ordinary Shares sold pursuant to the underwriters’ over-allotment option) and concurrent private placement were approximately $274.0 million. Net proceeds to the Company, after deducting underwriting discounts of approximately $15.7 million and other offering expenses of approximately $2.6 million were approximately $255.7 million.

On May 24, 2007, the Company issued to certain directors, 13,264 restricted shares of Class A Ordinary Shares as part of the directors’ remuneration. These restricted shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the director and transferability. Each of these restricted shares will vest on the earlier of the first anniversary of the shares issuance or the Company’s next annual general meeting. The issue of these shares was deemed exempt from registration under the Securities Act in reliance on Rule 701 under the Securities Act.

Additionally, on May 24, 2007, 6,000 restricted shares of Class A Ordinary Shares were issued to an employee at the commencement of his employment. These shares contain similar restrictions to those issued to the directors and these shares will vest on March 15, 2010, subject to the grantee’s continued service with the Company. The issue of these shares was deemed exempt from registration under the Securities Act in reliance on Rule 701 under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On April 16, 2007, the Company held its annual general meeting. The following proposals were approved at the meeting:

1.	The following six incumbent directors were re-elected:

Alan Brooks	David Einhorn
Len Goldberg	Frank Lackner
Joseph Platt	Jerome Simon
2.	The Company was authorized to elect the above six directors to serve on the Board of Greenlight Reinsurance, Ltd.
3.	BDO Seidman, LLP was re-appointed as the Company’s independent auditor for the fiscal year ending December 31, 2007
4.	The Company was authorized to re-appoint BDO Seidman, LLP to act as independent auditor for Greenlight Reinsurance, Ltd.

At the meeting, 16,727,876 votes were cast, representing 69% of the eligible voting shares. 16,227,876 votes were cast in favor of each of the above four proposals and 500,000 votes abstained from voting on each of the four proposals. There were no votes voting against the proposals.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Letter of Credit Agreement dated June 6, 2007 between Greenlight Reinsurance, Ltd. and Bank Austria Cayman Islands Ltd. (incorporated by reference to the Company’s Form 8-K filed on June 7, 2007)
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	August 13, 2007
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	August 13, 2007