Form 10-Q
period 2007-09-30
Greenlight Capital Re, Ltd.
filed 2007-11-13
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
802 WEST BAY ROAD THE GRAND PAVILION PO BOX 31110 GRAND CAYMAN CAYMAN ISLANDS	KY1-1205
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer             Accelerated filer              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Class A Ordinary Shares, $.10 par value	29,847,787
(Class)	(Outstanding as of November 13, 2007)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Investments in securities
Fixed maturities, trading at fair value	$1,528	$—
Equity investments, trading at fair value	482,424	238,799
Other investments, at estimated fair value	7,585	4,723
Total investments in securities	491,537	243,522
Cash and cash equivalents	119,982	82,704
Restricted cash and cash equivalents	403,873	154,720
Financial contracts receivable, at fair value	1,681	—
Investment income receivable	379	454
Reinsurance balances receivable	53,379	19,622
Loss and loss adjustment expense recoverables	7,462	—
Deferred acquisition costs	11,276	16,282
Unearned premiums ceded	16,207	—
Other assets	805	1,304
Total assets	$1,106,581	$518,608
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$345,861	$124,044
Dividends payable on securities sold, not yet purchased	1,057	354
Financial contracts payable, at fair value	32,413	8,640
Loss and loss adjustment expense reserves	39,375	4,977
Unearned premium reserves	81,994	47,546
Reinsurance balances payable	22,364	4,236
Funds withheld	5,677	—
Accounts payable and accrued expenses	1,500	2,020
Performance and management fees payable to related party	150	14,624
Total liabilities	530,391	206,441
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,847,787 (2006: 16,507,228); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2006: 5,050,000))	3,610	2,156
Additional paid-in capital	476,457	219,972
Retained earnings	96,123	90,039
Total shareholders’ equity	576,190	312,167
Total liabilities and shareholders’ equity	$1,106,581	$518,608

The accompanying Notes to the Interim Condensed Consolidated Financial Statements are an integral part of the Interim Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$19,766	$24,561	$123,275	$36,223
Gross premiums ceded	(209)	—	(28,486)	—
Net premiums written	19,557	24,561	94,789	36,223
Change in net unearned premium reserves	11,155	(14,520)	(18,184)	(23,769)
Net premiums earned	30,712	10,041	76,605	12,454
Net investment income (loss)	(4,776)	16,641	707	41,028
Interest income on related party promissory note receivable	—	265	—	827
Total revenues	25,936	26,947	77,312	54,309
Expenses
Loss and loss adjustment expenses incurred	11,339	3,008	31,465	3,008
Acquisition costs	13,458	4,282	30,685	5,426
General and administrative expenses	3,232	2,119	9,078	6,304
Total expenses	28,029	9,409	71,228	14,738
Net income (loss)	$(2,093)	$17,538	$6,084	$39,571
Earnings (loss) per share
Basic	$(0.06)	$0.82	$0.21	$1.86
Diluted	(0.06)	0.82	0.21	1.85
Weighted average number of Ordinary Shares used in the determination of
Basic	35,981,312	21,396,436	28,393,955	21,326,111
Diluted	35,981,312	21,492,224	28,855,816	21,408,898

The accompanying Notes to the Interim Condensed Consolidated Financial Statements are an integral part of the Interim Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Ordinary Shares issued		Additional paid-in capital	Related party promissory note receivable	Retained earnings	Total Shareholders’ Equity
	Number of shares	Share capital
Balance at December 31, 2006	21,557,228	$2,156	$219,972	$—	$90,039	$312,167
Issue of Class A Ordinary Share capital	11,913,929	1,191	207,144	—	—	208,335
Issue of Class B Ordinary Share capital	2,631,579	263	49,737	—	—	50,000
Options and awards expenses	—	—	2,233	—	—	2,233
IPO expenses	—	—	(2,629)	—	—	(2,629)
Net income	—	—	—	—	6,084	6,084
Balance at September 30, 2007	36,102,736	$3,610	$476,457	$—	$96,123	$576,190
Balance at December 31, 2005	21,231,666	$2,123	$212,871	$(16,212)	$33,040	$231,822
Issue of Class A Ordinary Share capital	168,062	17	1,975	—	—	1,992
Options and awards expenses	—	—	2,226	—	—	2,226
Principal repayments received	—	—	—	2,899	—	2,899
Net income	—	—	—	—	39,571	39,571
Balance at September 30, 2006	21,399,728	$2,140	$217,072	$(13,313)	$72,611	$278,510

The accompanying Notes to the Interim Condensed Consolidated Financial Statements are an integral part of the Interim Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the nine months ended September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006
Cash (used in) provided by Operating activities
Net income	$6,084	$39,571
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net change in unrealized losses on securities	16,651	828
Net realized gains on securities	(34,411)	(50,923)
Stock options and awards expense	2,233	2,226
Depreciation	30	17
Purchase of securities	(741,016)	(189,880)
Sales of securities	732,578	191,957
Change in
Restricted cash and cash equivalents	(249,153)	(16,471)
Financial contracts receivable, at fair value	(1,681)	(159)
Investment income receivable	75	(305)
Reinsurance balances receivable	(33,757)	(14,061)
Loss and loss adjustment expense recoverables	(7,462)	—
Deferred acquisition costs	5,006	(6,767)
Unearned premiums ceded	(16,207)	—
Other assets	469	206
Dividends payable on securities sold, not yet purchased	703	127
Financial contracts payable, at fair value	23,773	4,075
Loss and loss adjustment expense reserves	34,398	1,872
Unearned premium reserves	34,448	23,769
Reinsurance balances payable	18,128	3,640
Funds withheld	5,677	—
Accounts payable and accrued expenses	(520)	463
Performance and management fees payable to related party	(14,474)	3,268
Net cash used in operating activities	(218,428)	(6,547)
Investing activities
Purchase of fixed assets	—	(200)
Proceeds on disposal of fixed assets	—	38
Net cash used in investing activities	—	(162)
Financing activities
Net proceeds from share issue	255,706	1,992
Collection of related party promissory note receivable	—	2,899
Net change in interest receivable on related party promissory note receivable	—	318
Net cash provided by financing activities	255,706	5,209
Net increase (decrease) in cash and cash equivalents	37,278	(1,500)
Cash and cash equivalents at beginning of the period	82,704	7,218
Cash and cash equivalents at end of the period	$119,982	$5,718
Supplementary information:
Interest paid in cash	$2,360	$1,326
Interest received in cash	10,764	1,145

The accompanying Notes to the Interim Condensed Consolidated Financial Statements are an
integral part of the Interim Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

1.	GENERAL

Greenlight Capital Re, Ltd. (the ‘‘Company’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. The Company’s wholly owned subsidiary, Greenlight Reinsurance, Ltd. (the ‘‘Subsidiary’’), provides global specialty property and casualty reinsurance. The Subsidiary has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006.

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

The results for the nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

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

Loss and Loss Adjustment Expense Reserves

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, historical experience as well as the Company’s own actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates are recorded in the period in which they are determined.

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

The Company’s investments in debt and equities that are classified as ‘‘trading securities’’ are valued based on the last reported sales price on the balance sheet dates as reported by a recognized exchange. Securities for which recognized exchange quotations are not readily available (e.g., private equity) are reported as other investments and are valued at management’s best estimate (utilizing the services of an investment advisor) of the fair market value based on prices received from market makers when available.

Premiums and discounts on fixed income securities are amortized into net investment income over the life of the security.

For securities classified as trading securities, any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

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

Dividend income and expense are recorded on the ex-dividend date. Ex-dividend date is the date as of when the underlying security must have been traded to be eligible for the dividend declared.

Interest income and interest expense are recorded on an accrual basis.

Investments in Options

Amounts invested in call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired option contracts are recorded at fair market value, which is based upon the last quoted prices of the call and put options. Realized and unrealized gains and losses are included in net investment income in the condensed consolidated statements of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average Ordinary Shares outstanding	35,981,312	21,396,436	28,393,955	21,326,111
Effect of dilutive service provider stock options	—	94,150	174,800	81,359
Effect of dilutive employee and director options and stock awards	—	1,638	287,061	1,428
	35,981,312	21,492,224	28,855,816	21,408,898

There were 208,000 and 1,073,000 anti-dilutive stock options outstanding for the nine months ended September 30, 2007 and 2006, respectively. Due to the Company’s net loss for the three months ended September 30, 2007, all 1,702,424 stock options and stock awards outstanding have been excluded from the computation of dilutive loss per share as their inclusion would have been anti-dilutive for the period.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of SFAS No. 157’s implementation is not expected to be material to the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company did not elect early adoption. Management has not completed its review of the new guidance; however, the effect of SFAS No. 159’s implementation is not expected to be material to the Company’s results of operations or financial position.

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

3.	RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. The Company currently has in place coverages that provide for recovery of a portion of certain loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the nine months ended September 30, 2007 loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $9.7 million (2006: $0). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At September 30, 2007 the Company has loss recoverables of $1.8 million (2006: $0) with a retrocessionaire rated ‘‘A (excellent)’’ by A.M. Best Company. Additionally, the Company has loss recoverables of $5.7 million (2006: $0) with two unrated retrocessionaires. At September 30, 2007 the Company retains funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset. The Company did not purchase any retrocessional coverage in 2006.

4.	Financial Instruments

Other Investments

Other investments include options as well as debt and equities for which fair value is not readily determined. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For these option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions.

At September 30, 2007, included in other investments are the following securities:

	Cost	Unrealized gains/(losses)	Fair market value
Equities – unlisted	$6,008	$96	$6,104
Call options	341	275	616
Put options	2,676	(1,811)	865
	$9,025	$(1,440)	$7,585

At December 31, 2006, included in other investments are the following securities:

	Cost	Unrealized gains/(losses)	Fair market value
Equities – unlisted	$4,032	$(28)	$4,004
Call options	367	352	719
Put options	123	(123)	—
	$4,522	$201	$4,723

During the nine months ended September 30, 2007 and 2006, other-than-temporary impairment losses on unlisted equities of $323 and $808, respectively, were reported in net investment income, in the condensed consolidated statements of income.

5.     Share capital

On May 30, 2007, the Company completed the sale of 11,787,500 Class A Ordinary Shares at $19.00 per share in an initial public offering. Included in the 11,787,500 shares sold were 1,537,500 shares purchased by the underwriters to cover over-allotments. Concurrently, 2,631,579 Class B Ordinary Shares were sold at $19.00 per share as part of a private placement. The net proceeds to the Company of the initial public offering and private placement were approximately $255.7 million after the deduction of underwriting fees and other offering expenses.

Additionally, during the nine months ended September 30, 2007, 108,160 restricted shares of Class A Ordinary Shares were issued to employees as part of the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 15, 2010, subject to the grantee’s continued service with the Company. The Company also issued to certain directors, 13,264 restricted shares of Class A Ordinary Shares as part of the directors’ remuneration. Each of these restricted shares issued to certain directors contain similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the shares issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company. Additionally, the Company issued 5,005 Class A Ordinary Shares representing the vesting of directors’ stock awards granted in 2004.

The Company recognizes compensation expense on a straight line basis over the vesting period using the fair value of the shares awarded, at the time of the grant. Fair value for 102,160 shares of restricted stock which were issued prior to the initial public offering, was determined based on the mid-point of anticipated book value multiples for the Company’s initial public offering relative to the Company’s diluted book value per share as of the grant date. Fair value for 19,264 shares of restricted stock, which were issued on May 24, 2007, was determined based on the initial public offering price of $19.00 per share.

The common shares of Company are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE’’.

On January 10, 2007, 1,426,630 Class B Ordinary Shares were transferred from Greenlight Capital Investors, LLC (‘‘GCI’’) to its underlying owners and automatically converted into an equal number of Class A Ordinary Shares on a one-for-one basis, upon transfer. The remaining Class B Ordinary Shares were transferred from GCI to David Einhorn, the Chairman of the Company’s Board of Directors and a principal shareholder of the Company, and remained as Class B Ordinary Shares.

6.	Related party transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the ‘‘Investment Agreement’’) with DME Advisors, L.P. (‘‘DME’’). DME is a related party and an affiliate of David Einhorn.

Pursuant to the Investment Agreement, a performance fee equal to 20% of the net income of the account managed by DME is payable, subject to a loss carry forward provision, to DME. Included in net investment income for the three months ended September 30, 2007 is a reduction in performance fee of $1.2 million (2006: $4.2 million). For the nine months ended September 30, 2007 performance fees totaled $0.1 million (2006: $10.3 million). At September 30, 2007 and December 31, 2006, $0.1 million and $14.6 million, respectively, remained payable.

Additionally, pursuant to the Investment Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the account managed by DME is paid to DME. Included in net investment income for the three months ended September 30, 2007 are management fees of $2.4 million (2006: $1.0 million), and for the nine months ended September 30, 2007 $5.3 million (2006: $2.9 million). The management fees were fully paid as of September 30, 2007 and December 31, 2006.

Service Agreement

In February 2007, the Company entered into a service agreement with DME, pursuant to which DME will provide investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by the Company or DME. Either party may terminate the agreement for any reason with thirty 30 days prior written notice to the other party.

Concurrent Private Placement Stock Purchase Agreement

On January 11, 2007 the Company entered into a stock purchase agreement to sell $50 million of Class B Ordinary Shares to David Einhorn concurrent with an initial public offering. This concurrent private placement which was completed on May 30, 2007, resulted in 2,631,579 Class B Ordinary Shares purchased by David Einhorn at $19.00 per share.

Other Transactions

Included in the condensed consolidated statements of income is interest income of $0 (2006: $0.8 million) relating to a related party promissory note issued by GCI in exchange for Class B Ordinary Shares. During year ended December 31, 2006 this promissory note was fully repaid by GCI, including both principal and interest.

7.	Commitments and contingencies

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space. The total rent expense charged for the three months ended September 30, 2007 was $23 (2006: $25). The total rent expense charged for the nine months ended September 30, 2007 was $67 (2006: $67).

Underwriting Service Agreement

Effective September 1, 2007 the Company entered into a service agreement with an underwriting service provider. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider for a minimum period of two years regardless of whether any contracts are bound through the service provider. If the contract is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the service provider. If no contracts are bound during the first two years, the agreement may be terminated with no further payment obligations.

The following is a schedule of future minimum payments required under the above commitments for the next five years:

Years ending December 31,	Total
2007	$148
2008	670
2009	425
2010	69
2011	—
$1,312

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of September 30, 2007, the Company had commitments to invest an additional $2 million in private equity investments.

Letters of Credit

Effective October 15, 2005, the Company signed a letter of credit agreement with a U.S. bank, for a facility of up to $200 million. The agreement renews automatically each year unless terminated.

Effective June 6, 2007, the Company signed a letter of credit agreement with a Cayman Islands incorporated bank, for a facility of up to $25 million. The agreement renews automatically each year unless terminated.

At September 30, 2007, letters of credit totaling $75.1 million (2006: $50.4 million) had been issued. At September 30, 2007, investments and cash equivalents with a fair market value of $129.2 million have been pledged as security against letters of credit issued.

Each of the credit facilities requires that the Company comply with covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets and restricts issuance of any debt without the consent of the letter of credit provider. The Company was in compliance with all the covenants of each of its letter of credit facilities as of September 30, 2007.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of September 30, 2007, the Company was not a party to any litigation or arbitration proceedings.

8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	($ in millions)		($ in millions)		($ in millions)		($ in millions)
Homeowners’	$8.7	44.0%	$22.5	91.6%	$39.6	32.1%	$22.5	62.1%
Professional Liability	—	—	—	—	27.2	22.1	—	—
Health	0.2	1.1	—	—	15.0	12.1	—	—
General Liability	—	—	—	—	14.5	11.8	—	—
Property Catastrophe	7.5	37.9	—	—	17.5	14.2	9.9	27.3
Medical Malpractice	—	—	—	—	3.7	3.0	—	—
Casualty Clash	3.1	15.4	2.1	8.4	5.5	4.4	2.0	5.6
Marine	—	—	—	—	—	—	1.8	5.0
Motor	0.3	1.6	—	—	0.3	0.3	—	—
	$19.8	100.0%	$24.6	100.0%	$123.3	100.0%	$36.2	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	($ in millions)		($ in millions)		($ in millions)		($ in millions)
USA	$9.2	46.7%	$22.5	91.6%	$75.8	61.5%	$28.8	79.6%
Worldwide(1)	10.6	53.3	2.1	8.4	44.7	36.3	2.0	5.6
Europe	—	—	—	—	2.2	1.7	3.5	9.7
Caribbean	—	—	—	—	0.6	0.5	0.5	1.4
Japan	—	—	—	—	—	—	1.4	3.7
	$19.8	100.0%	$24.6	100.0%	$123.3	100.0%	$36.2	100.0%

(1)	‘‘Worldwide’’ risk comprise individual policies that insure risks on a worldwide basis.

9.	SUBSEQUENT EVENT

On November 8, 2007, the Company accepted an amendment to the letter of credit facility agreement with a U.S. bank which increases the existing letter of credit facility from $200 million to $400 million with retroactive effect as of August 28, 2007. The amended letter of credit facility will be automatically renewed annually unless terminated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to ‘‘we,’’ ‘‘our,’’ ‘‘our company,’’ ‘‘Greenlight Re,’’ or the ‘‘the Company’’ refer to Greenlight Capital Re, Ltd. and our wholly-owned subsidiary, Greenlight Reinsurance, Ltd., unless the context dictates otherwise. References to our ‘‘Ordinary Shares’’ refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2007 and 2006 and financial condition as of September 30, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our prospectus dated May 24, 2007 filed with the Securities and Exchange Commission, or SEC.

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

We intend to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Securities Exchange Act of 1934, as amended, we do not intend to make public announcements regarding events that we do not believe, based on management’s estimates and current information, will have a material adverse impact to the Company’s operations or financial position.

General

We are a Cayman Islands-based specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will provide favorable long-term returns on equity.

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS 131, ‘‘Disclosure about Segments of an Enterprise and Related Information’’. Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Outlook and Trends

Historically, the property and casualty market has experienced capacity shortages in certain product lines due to extended periods of competitive pricing, higher than expected losses and changes in rating agency capital requirements. Overall, the property and casualty market is currently experiencing a general downward pressure on pricing. However, while we expect that the property and casualty market will continue to see adverse pricing trends in the near term, certain market segments will likely experience capacity or structural shortages. We monitor market conditions in an effort to position ourselves to participate in future underserved or capacity-constrained markets as they arise and offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underwriting results and product line concentrations in any given period will likely fluctuate and may not be indicative of our future results of operations.

Critical Accounting Policies

Our consolidated financials statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our prospectus dated May 24, 2007, as filed with the SEC, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Results of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

Our net income decreased by $19.6 million for the three months ended September 30, 2007 as compared to the same period in 2006 due to a decrease of $21.4 million in investment income which was partially offset by income generated from expanded underwriting operations. Our investment portfolio reported a net loss of $4.8 million, a loss of 0.8%, for the third quarter 2007 as compared to $16.6 million investment income, a gain of 6.2%, for the third quarter of 2006.

Our net income decreased by $33.5 million for the nine months ended September 30, 2007 as compared to the same period in 2006 primarily as the result of a decrease of $40.3 million in investment income. Due to investment losses being reported in the first and third quarters of 2007, our investment return year to date is 1.6% as compared to a return of 17.5% during the previous nine month period. This decrease in income during the first nine months of 2007 was partially offset by higher income being reported from our underwriting operations, which commenced in April 2006.

One of our primary financial goals is to increase the long-term value in fully diluted book value per share. During the three months ended September 30, 2007, fully diluted book value decreased by $0.03 per share or 0.2% to $15.78. For the nine months ended September 30, 2007, fully diluted book value increased by $1.51 per share, or 10.6%, which includes the increase associated with our initial public offering.

Premiums Written

Details of gross premiums written are provided below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Frequency	$9,228	$22,498	$73,029	$22,498
Severity	10,538	2,063	50,246	13,725
Total	$19,766	$24,561	$123,275	$36,223

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for frequency business when comparing the three month periods ending September 30, 2007 and 2006. A large homeowners’ policy incepted during the third quarter 2006 which significantly increased that period’s reported premiums. The increase in premiums written for severity business during the three months ended September 30, 2007 as compared to the same period in 2006 is primarily the result of a large property catastrophe contract that incepted in the third quarter of 2007.

For the nine months ended September 30, 2007, the increase in premiums written for frequency business compared to the same period in 2006 was due to the fact that no frequency contracts were written until the third quarter of 2006 while a number of frequency contracts were entered into throughout the nine months ended 2007. Similarly premiums written for severity business in 2007 reflects the full nine months of underwriting whereas the 2006 comparative reflects premiums written from April 2006 (commencement of our underwriting operations) to September 30, 2006. A detailed analysis of gross premiums written by line of business can be found in Note 8 to the interim condensed consolidated financial statements.

We entered into a total of three retrocessional contracts for the nine months ended September 30, 2007 relating to the risks assumed from two frequency reinsurance contracts. We did not purchase any retrocessional coverage in 2006.

Details of net premiums written are provided below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Frequency	$9,019	$22,498	$44,543	$22,498
Severity	10,538	2,063	50,246	13,725
Total	$19,557	$24,561	$94,789	$36,223

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of September 30, 2007, our maximum aggregate loss exposure to any series of natural peril events was $77.8 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure and reinstatement premiums for the same contracts. In addition, the maximum aggregate loss exposure to the portfolio can not be realized unless a natural peril event or series of events impacts more than one peak zone. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing ($ in thousands):

Zone	Single Event Loss	Aggregate Loss
United States(1)	$50,219	$65,719
Europe	52,549	68,820
Japan	38,331	54,601
Rest of the world	25,942	42,213
Maximum Aggregate	52,549	77,820

(1)	Includes the Caribbean

Net Premiums Earned

Net premiums earned reflects the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Frequency	$22,390	$6,053	$58,807	$6,053
Severity	8,322	3,988	17,798	6,401
Total	$30,712	$10,041	$76,605	$12,454

The increase in net premiums earned is attributable principally to increased premiums written and earned from the developing underwriting portfolio for both the three and nine months ended September 30, 2007, when compared to the corresponding 2006 periods.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Frequency	$9,689	$2,742	$28,855	$2,742
Severity	1,650	266	2,610	266
Total	$11,339	$3,008	$31,465	$3,008

The loss ratios for our frequency business were 43.3% and 49.1% for the three and nine month periods ended September 30, 2007, respectively. The loss ratio for our frequency business was 45.3% for both the three and nine month periods ended September 30, 2006.

We expect losses incurred on our severity business to be volatile from period to period. Losses incurred on the natural peril exposed portion of our severity business have benefited from benign natural peril loss experiences during all periods reported. Additionally, given the seasonality of wind exposure, we expect that the first six months of a calendar year will generally report lower losses incurred on natural peril business than the last six months of the year. The loss ratios for our severity business were 19.8% and 14.7% for the three and nine month periods ended September 30, 2007, respectively. The loss ratios for our severity business were 6.7% and 4.2% for the three and nine month periods ended September 30, 2006, respectively. The increase in the loss ratios during 2007 is primarily due to the different composition of the severity underwriting portfolio. During the periods ended in 2006 the severity underwriting portfolio was composed entirely of natural peril business and with benign natural peril loss experience, very low loss ratios were reported. This contrasts with the current severity underwriting portfolio which also includes casualty and liability exposures in addition to natural peril risks, which account for the increase in the reported loss ratios.

There were no significant developments of prior year reinsurance reserves during either the three or nine month periods ended September 30, 2007.

Losses incurred in the current period can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three and nine months ended September 30, 2007 and 2006 were comprised as follows ($ in thousands):

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
Losses paid	$4,372	$(1,587)	$2,785	$6,766	$(2,238)	$4,528
Increase (decrease) in reserves	10,747	(2,193)	8,554	34,399	(7,462)	26,937
Total	$15,119	$(3,780)	$11,339	$41,165	$(9,700)	$31,465

	Three months ended September 30, 2006				Nine months ended September 30, 2006
	Gross	Ceded		Net	Gross	Ceded		Net
Losses paid	$1,136	$	(—)	$1,136	$1,136	$	(—)	$1,136
Increase (decrease) in reserves	1,872		(—)	1,872	1,872		(—)	1,872
Total	$3,008	$	(—)	$3,008	$3,008	$	(—)	$3,008

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Frequency	$11,017	$2,982	$26,204	$2,982
Severity	2,441	1,300	4,481	2,444
Total	$13,458	$4,282	$30,685	$5,426

Increased acquisition costs for the three and nine months ended September 30, 2007, compared to the same periods for 2006 are a direct result of the increases in premiums written. For the three and nine months ended September 30, 2007, the acquisition cost ratios for frequency business were 49.2% and 44.6%, respectively compared to 49.3% for both periods for 2006. We expect that acquisition costs will be higher for frequency business than severity business. The acquisition cost ratios for severity business were 29.3% and 25.2% for the three and nine months ended September 30, 2007, respectively compared to 32.6% and 38.2% for the same periods for 2006. Acquisition costs incurred on severity business during the three and nine months ended September 30, 2006 were abnormally high as a percentage of premiums earned due to one particular contract that had a high profit commission feature. This contract was not renewed in 2007.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2007 and 2006 were $3.2 million and $2.1 million, respectively. The increase in general and administrative expenses of $1.1 million from the comparable period reflects the cost of expanding our underwriting operations as well as increased expenses incurred as a publicly traded company, including hiring additional staff and other related expenses.

Our general and administrative expenses for the nine months ended September 30, 2007 and 2006 were $9.1 million and $6.3 million, respectively. The increase in general and administrative expenses of $2.8 million from the comparable period reflects the cost of expanding our underwriting operations, as well as increased expenses incurred as a publicly traded company, including the hiring of additional staff and other related expenses. These expenses for the nine months ended September 30, 2007 and 2006 include $2.3 million and $2.2 million respectively for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Investment income (loss)	$(3,524)	$21,873	$6,354	$54,292
Investment expenses	(78)	(58)	(215)	(125)
Investment advisor fees	(1,174)	(5,174)	(5,432)	(13,139)
Net investment income (loss)	$(4,776)	$16,641	$707	$41,028

Investment income, net of all fees and expenses, resulted in a loss of 0.8% on our investment portfolio for the three months ended September 30, 2007. This compares to a 6.2% investment return reported for the three month period ended September 30, 2006.

Investment income, net of all fees and expenses, resulted in a 1.6% gain on our investment portfolio for the nine months ended September 30, 2007. This compares to a 17.5% gain reported for the nine month period ended September 30, 2006.

Our investment advisor and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, on our website we provide the names of the largest disclosed long positions in our investment portfolio.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor In Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the nine months ended September 30, 2007 and 2006, the following ratios are reported:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	49.1%	14.7%	41.1%	45.3%	4.2%	24.2%
Acquisition cost ratio	44.6%	25.2%	40.1%	49.3%	38.2%	43.6%
Composite ratio	93.7%	39.9%	81.2%	94.6%	42.4%	67.8%
Internal expense ratio			11.9%			50.6%
Combined ratio			93.1%			118.4%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. For the nine months ended September 30, 2007, our frequency business reported a loss ratio of 49.1%, compared to 14.7% reported by our severity business. Favorable loss experience due to benign natural peril loss experience during the year as well as the seasonality of certain wind exposures allowed our severity business to report a lower loss ratio. However, we expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods.

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. The high internal expense ratio of 50.6% reported for the nine month period ended September 30, 2006 is due to the fact that underwriting operations only commenced in April 2006 and as such start up costs were high relative to the initial premiums earned.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income or loss into account. The reported combined ratio for the nine month period ended September 30, 2007 was 93.1%. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR as well as allocated and unallocated loss expenses. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are reviewed quarterly on a contract by contract basis and adjusted when necessary. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses.

For natural peril risk exposed business, once an event has occurred that may give rise to a claim, we establish loss reserves based on loss payments and case reserves reported by our clients. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written by us and management’s judgment.

Reserves for losses and loss adjustment expenses as of September 30, 2007 and December 31, 2006 were comprised of the following ($ in thousands):

	September 30, 2007			December 31, 2006
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Frequency	$2,189	$33,642	$35,831	$1,058	$2,985	$4,043
Severity	470	3,074	3,544	—	934	934
Total	$2,659	$36,716	$39,375	$1,058	$3,919	$4,977

The increase in loss reserves is a direct result of the increase in premiums written during the first nine months of 2007. In each of the contracts written as of September 30, 2007, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. All of our operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd., which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs, most of such needs are principally related to the payment of administrative expenses. There are restrictions on Greenlight Reinsurance, Ltd.’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory fees and investment expenses), including realized gains. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested in accordance with our investment guidelines by our investment advisor. As of September 30, 2007 our investment portfolio was primarily comprised of publicly-traded securities, which we classify as trading securities and can be liquidated to meet current liabilities. We believe that we have sufficient flexibility to liquidate the long securities that we own in a rising market to generate liquidity. Similarly, we can generate liquidity in a declining market from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the nine months ended September 30, 2007, we generated net cash flow of $37.3 million. We used $218.4 million in cash for operating activities primarily relating to purchasing securities and maintaining restricted cash balances for securities sold, not yet purchased, from the proceeds of our initial public offering described below.

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

As of September 30, 2007, we believe we had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash or funds generated from underwriting activities or investment income. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future from operating cash flow. However, we cannot provide assurances that in the future we will not issue equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions.

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

Greenlight Reinsurance, Ltd. has the following letter of credit facilities as of September 30, 2007:

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

As of September 30, 2007, letters of credit totaling $75.1 million were outstanding. Under both letter of credit facilities, we are required to provide collateral that may consist of equity securities. As of September 30, 2007, we had pledged $129.2 million of equity securities and cash equivalents as collateral for the above letter of credit facilities. The letter of credit facility agreements contain various covenants that, in part, restrict Greenlight Reinsurance, Ltd.’s ability to place a lien or charge on the pledged assets, effect transactions with affiliates, enter into a merger or sell certain assets and further restrict Greenlight Reinsurance, Ltd.’s ability to issue any debt without the consent of the letter of credit providers. Additionally, if an event of default exists, as defined in the credit agreements, Greenlight Reinsurance, Ltd. will be prohibited from paying dividends. For the nine months ended September 30, 2007, the Company was in compliance with all of the covenants under each of the letter of credit facility agreements.

On November 8, 2007 we accepted an amendment to the Citibank, N.A. letter of credit facility to increase the available facility from $200 million to $400 million with retroactive effect as of August 28, 2007.

Capital

As of September 30, 2007, total shareholders’ equity was $576.2 million compared to $312.2 million at December 31, 2006. This increase in total shareholders’ equity is principally due to net income of $6.1 million during the nine months ended September 30, 2007 as well as the net proceeds of $255.7 million from our initial public offering of Class A Ordinary Shares and a concurrent private offering of Class B Ordinary Shares which were both completed on May 30, 2007.

Our capital structure currently consists entirely of equity issued in two separate classes of Ordinary Shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. However, we cannot provide assurances that in the future we will not be required to incur indebtedness to implement our business strategy, pay claims or make acquisitions. We did not make any significant capital expenditures during the period from inception to September 30, 2007.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of September 30, 2007 ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$286	$93	$193	$—	$—
Underwriting service agreement	1,026	537	489	—	—
Private equity investments(1)	2,018	2,018	—	—	—
Loss and loss adjustment expense reserves(2)	39,375	27,601	8,333	929	2,512
	$42,705	$30,249	$9,015	$929	$2,512

(1)	We have made a commitment of $5.1 million to a private equity vehicle. As of September 30, 2007, $3.1 million of this amount has been called, and our remaining commitment to this vehicle is $2.0 million. Given the nature of the private equity vehicle, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities.
(2)	The amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is provided above and in the accompanying financial statements.

Effective September 1, 2007, we entered into a service agreement with an underwriting service provider to expand our underwriting portfolio and explore certain underwriting opportunities. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider for a minimum period of two years regardless of whether any contracts are bound through the service provider. If the contract is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the service provider. If no contracts are bound during the first two years, the agreement may be terminated with no further payment obligations. As of September 30, 2007 no contracts were bound under this service agreement.

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

Effective January 1, 2007, we entered into an amended and restated advisory agreement with DME Advisors, L.P. that grants DME Advisors, L.P. an exclusive right to manage our investment portfolio in accordance with the investment guidelines as approved by the Board of Directors. The agreement expires on December 31, 2009, and will be renewed for successive three-year periods unless either we or DME Advisors, L.P. gives 90 days notice of its desire to terminate the agreement. The fees under the amended and restated advisory agreement are the same as the prior agreement we had with DME Advisors, L.P. and are disclosed in Note 6 of the interim condensed consolidated financial statements.

In February 2007, the Company entered into a service agreement with DME Advisors, L.P., pursuant to which DME Advisors, L.P. will provide investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by us or DME Advisors, L.P. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

We believe we are principally exposed to five types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    effects of inflation.

EQUITY PRICE RISK.    As of September 30, 2007, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2007, a 10% decline in the price of each of these equity securities and equity-based derivative instruments would result in a $16.8 million, or 2.7%, decline in the fair value of the total investment portfolio.

FOREIGN CURRENCY RISK.    Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2007, there are no known or estimated losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of September 30, 2007, our total exposure to foreign denominated securities was approximately $190.7 million, or 29.9%, of our investment portfolio including cash and cash equivalents. As of September 30, 2007, a 10% increase in the value of the United States dollar against select foreign currencies would result in a $19.1 million, or 3.0%, decline in the value of the investment portfolio. A summary of our total net exposure to foreign denominated securities as of September 30, 2007 is as follows ($ in thousands):

Original Currency	US$ Equivalent Fair Value
EUR	$140,601
GBP	23,845
KRW	16,534
Other	9,766
$190,746

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

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated May 24, 2007 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Amended Letter of Credit Agreement executed November 8, 2007, between Greenlight Reinsurance, Ltd. And Citibank, N.A. (incorporated by reference to the Company’s Form 8-K filed on November 9, 2007)
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	November 13, 2007
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	November 13, 2007