Form 10-K
period 2007-12-31
Greenlight Capital Re, Ltd.
filed 2008-03-18
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-33493

Greenlight Capital Re, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Grand Pavilion, 802 West Bay Road
P.O. Box 31110
Grand Cayman, KY1-1205
Cayman Islands

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 345-943-4573

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Class A ordinary shares, $0.10 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2007 was $656,989,625 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 14, 2008, there were 29,847,787 Class A ordinary shares outstanding.

 Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2008 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held May 2, 2008 are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) and include but are not limited to:

•	Our results will fluctuate from period to period and may not be indicative of our long-term prospects;

•	The property and casualty reinsurance market may be affected by cyclical trends;

•	Rating agencies may downgrade or withdraw our rating;

•	Loss of key executives could adversely impact our ability to implement our business strategy;

•	Currency fluctuations could result in exchange rate losses and negatively impact our business; and

•	We depend on DME Advisors, LP, or DME Advisors, to implement our investment strategy.

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

We intend to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding events that we do not believe, based on management’s estimates and current information, will have a material adverse impact to the Company’s operations or financial position.

ITEM 1.	BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this annual report on Form 10-K to ‘‘the Company,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our’’ and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiary. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.

Company Overview

Greenlight Capital Re is a holding company that was incorporated in July 2004 under the laws of Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s ordinary shares. On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, as well as an additional $50.0 million from a private placement of Class B ordinary shares.

The Company, through its operating subsidiary, Greenlight Re, is a Cayman Islands-based specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, that we believe will provide favorable long-term returns on equity. We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long-term than reinsurance companies that employ more traditional, fixed-income investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which we take long positions in perceived undervalued securities and short positions in perceived overvalued securities.

Description of Business

We manage our business on the basis of one operating segment; property and casualty reinsurance. We offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

•	we focus on offering select, customized reinsurance solutions at times and in markets where capacity and alternatives are limited rather than pursuing and participating in broadly available traditional property and casualty opportunities;

•	we aim to build a reinsurance portfolio of frequency and severity contracts with favorable ultimate economic results measured after all loss payments have been made rather than focusing on interim results when losses may be incurred but not yet reported or paid;

•	we seek to act as the lead underwriter on a majority of the contracts we underwrite in an effort to obtain greater influence in negotiating pricing, terms and conditions rather than focusing on taking a minority participation in contracts that have been negotiated and priced by another party;

•	we maintain a small staff of experienced generalist underwriters that are capable of underwriting many lines of property and casualty business rather than a large staff of underwriters, each with an individual, specific focus on certain lines of business;

•	we implement a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers each reinsurance contract rather than separating underwriting and administrative duties among many employees; and

•	we compensate our management with a cash bonus structure largely dependent on our underwriting results over a multi-year period rather than on premium volume or underwriting results in any given financial accounting period.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategy of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt securities exclusively through a third-party investment advisor that is compensated with both a fixed annual fee based on assets under management and on the positive performance of our portfolio. As of December 31, 2007, 96.6% of our investments in securities were invested in publicly-traded equity securities primarily traded on exchanges in North America and Western Europe. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2010 and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

We measure our success by long-term growth in book value per share, which we believe is the most comprehensive gauge of the performance of our business. Accordingly, our incentive compensation plans are designed to align employee and shareholder interests. Compensation under our cash bonus plan is largely dependent on the ultimate underwriting returns of our business measured over a multi-year period, rather than premium targets or estimated underwriting profitability for the year in which we initially underwrote the business.

We characterize the reinsurance risks we assume as frequency or severity and aim to balance the risks and opportunities of our underwriting activities by creating a diversified portfolio of both types of businesses.

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

Severity business is typically characterized by contracts with the potential for significant losses emanating from one event. Clients generally buy this protection to reduce volatility from their balance sheets and, accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than our frequency business.

While we expect to establish a diversified portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to:

•	target markets where capacity and alternatives are underserved or capacity constrained;

•	employ strict underwriting discipline; and

•	select reinsurance opportunities with favorable returns on equity over the life of the contract.

The following table sets forth our gross premiums written by line of business for the years ended December 31, 2007 and 2006:

	2007		2006
	($ in millions)
Property
Commercial lines	$17.6	13.8%	$9.9	13.3%
Personal lines.	41.3	32.5	58.1	78.3
Casualty
General liability	17.5	13.8	4.4	5.9
Marine	—	—	1.8	2.5
Motor liability	0.8	0.6	—	—
Professional liability	27.2	21.4	—	—
Specialty
Health.	16.5	13.0	—	—
Medical malpractice	6.2	4.9	—	—
	$127.1	100.0%	$74.2	100.0%

The following table sets forth our gross premiums written by the geographic area of the risk insured for the years ended December 31, 2007 and 2006:

	2007		2006
	($ in millions)
USA	$79.7	62.7%	$64.4	86.9%
Worldwide(1)	44.7	35.2	4.4	5.9
Europe	2.1	1.6	3.5	4.8
Caribbean	0.6	0.5	0.5	0.6
Japan	—	—	1.4	1.8
	$127.1	100.0%	$74.2	100.0%

(1)	‘‘Worldwide’’ risk comprises individual policies that insure risks on a worldwide basis.

Additional information about our business is set forth in ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 15 to our consolidated financial statements included herein.

Marketing and Distribution

A majority of our business is sourced through reinsurance brokers. Brokerage distribution channels provide us with access to an efficient, variable cost and global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. We believe that our financial strength rating, unencumbered balance sheet and superior client service are essential for creating long-term relationships with clients and brokers.

We intend to build long-term relationships with global reinsurance brokers and captive insurance companies located in the Cayman Islands. Our management team has significant relationships with most of the primary and specialty broker intermediaries in the reinsurance marketplace. We believe that by maintaining close relationships with brokers we will be able to continue to obtain access to a broad range of reinsurance clients and opportunities.

We intend to focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract. We review and approve all contract submissions in our corporate offices located in the Cayman Islands. During 2007 we entered into a service agreement with a specialist service provider. Under the agreement, the specialist provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts.

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

•	customized solutions that address the specific business needs of our clients;

•	rapid and substantive responses to proposal and pricing quote requests;

•	timely payment of claims;

•	financial security; and

•	clear indication of risks we will and will not underwrite.

The following table sets forth our gross premiums written by brokers for the years ended December 31, 2007 and 2006:

	2007		2006
	($ in thousands)
Name of Broker
Access Reinsurance, Inc.	$—	—%	$4,000	5.4%
Aon Ltd. (London)	35,417	27.9	5,375	7.2
Dennis M. Clayton & Co.	7,500	5.9	—	—
Frontline Insurance Managers, Inc.(1)	41,291	32.5	58,063	78.3
Lainston International Management	12,112	9.5	—	—
Resource Intermediaries	6,087	4.8	—	—
Risk & Insurance Consulting, Inc.	14,981	11.8	—	—
Other	9,743	7.6	6,713	9.1
Total	$127,131	100.0%	$74,151	100.0%

(1)	Frontline Insurance Managers, Inc. is a related party of First Protective Insurance Company, the counterparty to our largest contract bound in 2006, which contract constituted $41.3 million, or 32.5%, and $58.1 million, or 78.3%, of our gross premiums written in the years ended December 31, 2007 and 2006, respectively.

We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential clients. We meet frequently in the Cayman Islands and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in our executive offices in the Cayman Islands. Due to our dependence on brokers, we may assume a degree of credit risk. See ‘‘Risk Factors — The involvement of reinsurance brokers subjects us to their credit risk.’’

In addition, we expect the large number of captive insurance companies located in the Cayman Islands to be a source of business for us. We expect to develop relationships with potential clients when we believe they have a need for reinsurance, based on our industry knowledge and market trends. We believe that diversity in our sources of business will help reduce any potential adverse effects arising out of the termination of any one of our business relationships.

Underwriting and Risk Management

We have established a senior team of generalist underwriters and actuaries to operate our reinsurance business. We believe that their experience, coupled with our approach to underwriting, will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary goal is to build a reinsurance portfolio that has attractive economic results. We may underwrite a reinsurance contract that may not demonstrate immediate short-term accounting benefits if we believe it will provide favorable return on equity over the life of the contract. In pricing our products, we assume investment returns which approximate the risk-free rate, which we intend to review and adjust, if necessary, on an annual basis.

Team Approach

Each transaction typically is assigned to an underwriter and an actuary to evaluate underwriting, structuring and pricing. Prior to committing capital to any transaction, the evaluation team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff, including underwriting, actuarial and finance. This group, including our Chief Underwriting Officer, must agree that the transaction meets or exceeds our return on equity requirements before we submit a firm proposal. Our Chief Underwriting Officer maintains the exclusive ultimate authority to bind contracts.

Actuarially Based Pricing

We have developed proprietary actuarial models and also use several commercially available tools to price our business. Our models not only consider conventional underwriting metrics, but also incorporate a component for risk aversion that places greater weight on scenarios that result in greater losses. The actuary working on the transaction must agree that the transaction meets or exceeds our return on equity requirements before we commit capital. We price each transaction based on the merits and structure of the transaction.

Act as Lead Underwriter

Typically, one reinsurer acts as the lead underwriter in negotiating principal policy terms and pricing of reinsurance contracts. We aim to act as the lead underwriter for the majority of the aggregate premiums that we underwrite. We believe that lead underwriting is an important factor in achieving long-term success, as lead underwriters typically have greater influence in negotiating pricing, terms and conditions. In addition, we believe that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive risks.

Alignment of Company and Client’s Interests

We seek to ensure each contract we underwrite aligns our interests with our client’s interests. Specifically, we may seek to:

•	pay our clients a commission based upon a predetermined percentage of the profit we realize on the business, which we refer to as a profit commission;

•	allow the client to perform all claims adjusting and audits, as well as the funding and paying of claims, which we refer to as self insured retentions;

•	provide that the client pays a predetermined proportion of all losses above a predetermined amount, which we refer to as co-participation; and/or

•	charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which we refer to as a reinstatement premium.

We believe that through profit commissions, self-insured retentions, co-participation, reinstatement premiums or other terms within the contract, our clients are provided with an incentive to manage our interests. We believe that aligning our interests with our client’s interests promotes accurate reporting of information, timely settling and management of claims and limits the potential for disputes.

Integrated Underwriting Operations

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers the reinsurance contracts. We believe this method enables us to best understand the risks and likelihood of loss for any particular contract and to provide superior client service.

Detailed Contract Diligence

We are highly selective in the contracts we choose to underwrite and spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess among other factors:

•	the client’s and industry historical loss data;

•	the expected duration for claims to fully develop;

•	the client’s pricing and underwriting strategies;

•	the geographic areas in which the client is doing business and its market share;

•	the reputation and financial strength of the client;

•	the reputation and expertise of the broker;

•	the likelihood of establishing a long-term relationship with the client and the broker; and

•	reports provided by independent industry specialists.

Underwriting Authorities

We use actuarial models that we produce and apply our underwriting guidelines to analyze each reinsurance opportunity before we commit capital. The Underwriting Committee of our Board of Directors has set parameters for zonal and aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee may approve exceptions to the established limits. Our approach to risk control imposes an absolute loss limit on our natural catastrophic exposures rather than an estimate of probable maximum losses and we have established zonal and aggregate limits. We manage all non-catastrophic exposures and other risks by analyzing our maximum loss potential on a contract-by-contract basis. We believe that the maximum underwriting authorities, as set by our Underwriting Committee, will likely change over time as our capital base increases.

Retrocessional Coverage

We may from time to time purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, reduce our net liability on individual risks, obtain additional underwriting capacity and to balance our underwriting portfolio. We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of ‘‘A− (Excellent)’’ from either A.M. Best Company, Inc., or A.M. Best, or an equivalent rating from Standard & Poor’s Rating Services. As of December 31, 2007, the aggregate amount due from reinsurers from retrocessional coverages represents 15.9% of our outstanding loss reserves. As of December 31, 2007, all the reinsurers of our retrocessional coverage had either a financial strength rating from A.M. Best of ‘‘A− (Excellent)’’ or better, or we held cash collateral or letters of credit in excess of the estimated losses recoverable.

Capital Allocation

We expect to allocate capital to each contract that we bind. Our capital allocation methodology uses the probability and magnitude of potential for economic loss. We allocate capital for the period until the risk is resolved. We have developed a proprietary return on equity capital allocation model to evaluate and price each reinsurance contract that we underwrite. We use different return on equity thresholds depending on the type and risk characteristics of the business we underwrite.

Claims Management

We have not experienced a high volume of claims to date. Our claims management process initiates upon receipt of reports from our clients.

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers the reinsurance contracts.

Underwriters review claims submissions for authorization prior to entry and settlement. We believe this ensures we pay claims consistently with the terms and conditions of each contract. Our Chief Financial Officer must also approve all cash disbursements.

Where necessary, we will conduct or contract for on-site audits, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we will evaluate ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims is a valuable service to our clients.

Reserves

Our reserving philosophy is to reserve to our best estimates of the actual results of the risks underwritten. Our actuaries and underwriters provide reserving estimates on a quarterly basis calculated to meet our estimated future obligations. We reserve on a transaction by transaction basis. We have engaged outside actuaries who review these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount we establish as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may also include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

Reserves do not represent an exact calculation of liability. Rather, reserves represent our estimate of the expected cost of the ultimate settlement and administration of the claim. Although the methods for establishing reserves are well-tested, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base these estimates on our assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond our control.

Collateral Arrangements and Letter of Credit Facilities

We are not licensed or admitted as an insurer in any jurisdiction other than the Cayman Islands. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2007, we have two separate letter of credit facilities in an aggregate maximum amount of $425.0 million. As of December 31, 2007, we have issued letters of credit totaling $76.5 million to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Risk Factors — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings and have developed long-standing client relationships.

Our competitors include ACE Limited, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company and XL Capital Ltd., which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

While we have a limited operating history, we believe that our approach to underwriting will allow us to be successful in underwriting transactions against more established competitors.

Ratings

We currently have an ‘‘A− (Excellent)’’ financial strength rating with a stable outlook from A.M. Best, which is the fourth highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Regulations

Cayman Islands Insurance Regulation

Greenlight Re holds an Unrestricted Class B insurance license issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands, or the Law, and is subject to regulation by the Cayman Islands Monetary Authority, or CIMA, in terms of the Law.

As the holder of an Unrestricted Class B insurance license, Greenlight Re is permitted to undertake insurance business from the Cayman Islands, but, other than with the prior written approval of CIMA, may not engage in any Cayman Islands domestic business except to the extent that such business forms a minor part of the international risk of a policyholder whose main activities are in territories outside the Cayman Islands.

Greenlight Re is required to comply with the following principal requirements under the Law:

•	the maintenance of a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of CIMA, over liabilities other than liabilities to partners or shareholders) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000), subject to increase by CIMA depending on the type of business undertaken;

•	to carry on its insurance business in accordance with the terms of the license application submitted to CIMA, to seek the prior approval of CIMA to any proposed change thereto, and annually to file a certificate of compliance with this requirement, in the prescribed form, signed by an independent auditor, or other party approved by CIMA;

•	to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by CIMA;

•	to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;

•	to notify CIMA as soon as reasonably practicable of any change of control of Greenlight Re, the acquisition by any person or group of persons of shares representing more than 10% of Greenlight Re’s issued share capital or total voting rights and to provide such information as CIMA may require for the purpose of enabling an assessment as to whether the persons acquiring control or ownership are fit and proper persons to acquire such control or ownership;

•	to maintain appropriate business records in the Cayman Islands; and

•	to pay an annual license fee.

The Law requires that the holder of an Unrestricted Class B insurance license engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight, unless exempted by CIMA. Greenlight Re has been exempted from this requirement.

It is the duty of the CIMA:

•	to maintain a general review of insurance practice in the Cayman Islands;

•	to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business in order to ensure that the Law has been complied with and that and the licensee is in a sound financial position and is carrying on its business in a satisfactory manner;

•	to examine and report on the annual returns delivered to CIMA in terms of the Law; and

•	to examine and make recommendations with respect to, among other things, proposals for the revocation of licenses and cases of suspected insolvency of licensed entities.

Where CIMA believes that a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may request that the licensee cease or refrain from committing the act or pursuing the offending course of conduct. Failures to comply with CIMA regulation may be punishable by a fine of up to 100,000 Cayman Islands dollars (which is equal to approximately US$120,000), and an additional 10,000 Cayman Islands dollars (which is approximately US$12,000) for every day after conviction that the breach continues.

Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law, or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee’s fitness, CIMA may take one of a number of steps, including requiring the licensee to take steps to rectify the matter, suspending the license of the licensee, revoking the license, imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person to advise the licensee on the proper conduct of its affairs and to report to CIMA thereon, at the expense of the licensee, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as CIMA considers necessary.

Other Regulations in the Cayman Islands

As a Cayman Islands exempted company, we may not carry on business or trade locally in the Cayman Islands except in furtherance of our business outside the Cayman Islands and we are prohibited from soliciting the public of the Cayman Islands to subscribe for any of our securities or debt. We are further required to file a return with the Registrar of Companies in January of each year and to pay an annual registration fee at that time.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. Prior to January 1, 2008, we operated pursuant to an advisory agreement with DME Advisors. On January 1, 2008 we entered into an agreement, or the investment agreement, wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the investment agreement is January 1, 2008 through December 31, 2010 with automatic three-year renewals unless either Greenlight Re or DME Advisors terminates the agreement by giving 90 days notice prior to the end of the three year term. Concurrent with the execution of the investment agreement, we terminated the advisory agreement with DME Advisors.

Pursuant to the investment agreement, DME Advisors has the exclusive right to manage our investments, subject to the investment guidelines adopted by our Board of Directors for so long as the agreement is in effect. DME Advisors receives two forms of compensation:

•	a 1.5% annual fee, regardless of the performance of our investment account, payable monthly based on the net asset value of our investment account, excluding assets, held in trusts used to collateralize our reinsurance obligations, which we refer to as Regulation 114 Trusts; and

•	performance compensation based on the appreciation in the value of our investment account equal to 20% of net profits calculated per annum, subject to a loss carryforward provision.

The loss carryforward provision allows DME Advisors to earn reduced incentive compensation of 10% on profits in any year subsequent to the year in which our investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which our investment portfolio incurs a loss. However, DME Advisors is entitled to earn reduced incentive compensation on subsequent years to the extent it generates profits for our investment portfolio in such years.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account and for DME Advisors’ own account or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to subadvisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd. and Greenlight Masters Partners L.P., which we collectively refer to as the Greenlight Funds. Each of the Greenlight Funds utilizes an investment strategy that may compete with or diverge from our investment strategy.

We have agreed to use commercially reasonable efforts to cause all of our current and future subsidiaries to enter into substantially similar investment agreements, provided that any such agreement shall be terminable on the same date that the investment agreement is terminable.

We have agreed to release DME Advisors and its affiliates from, and to indemnify and hold them harmless against, any liability arising out of the investment agreement, subject to certain exceptions. Furthermore, DME Advisors and its affiliates have agreed to indemnify us against any liability incurred in connection with certain actions.

We may terminate the investment agreement prior to the expiration of its term only ‘‘for cause,’’ which the investment agreement defines as:

•	a material violation of applicable law relating to DME Advisors’ advisory business;

•	DME Advisors gross negligence, willful misconduct or reckless disregard of its obligations under the investment agreement;

•	a material breach by DME Advisors of our investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME Advisors of its obligations to return and deliver assets as we may request.

Investment Strategy

DME Advisors implements a value-oriented investment strategy by taking long positions in perceived undervalued securities and short positions in perceived overvalued securities. DME Advisors aims to achieve high absolute rates of return while minimizing the risk of capital loss. DME Advisors attempts to determine the risk/return characteristics of potential investments by analyzing factors such as the risk that expected cash flows will not be obtained, the volatility of the cash flows, the leverage of the underlying business and the security’s liquidity, among others.

Our Board of Directors conducts reviews of our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. We believe, while less predictable than traditional fixed-income portfolios, our investment approach complements our reinsurance business and will achieve higher rates of return over the long term. Our investment guidelines are designed to maintain adequate liquidity to fund our reinsurance operations and to protect against unexpected events.

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which include buying public or private corporate equities and current-pay debt securities, selling securities short and investing in trade claims, debt securities of distressed issuers, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), leases, break-ups, consolidations, reorganizations, limited partnerships and similar securities of non-U.S. issuers.

Investment Guidelines

The investment guidelines adopted by our Board of Directors, which may be amended or modified from time to time take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders. As of the date hereof, the investment guidelines currently state:

•	Quality Investments: At least 80% of the assets in the investment portfolio are to be held in debt or equity securities (including swaps) of publicly-traded companies and governments of the Organization of Economic Co-operation and Development, or the OECD, high income countries and cash, cash equivalents or United States government obligations.

•	Concentration of Investments: Other than cash, cash equivalents and United States government obligations, no single investment in the investment portfolio may constitute more than 20% of the portfolio. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

•	Liquidity: Assets will be invested in such fashion that we have a reasonable expectation that we can meet any of our liabilities as they become due. We periodically review with the investment advisor the liquidity of the portfolio.

•	Monitoring: We require our investment advisor to re-evaluate each position in the investment portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on the investment portfolio to us as we may reasonably determine.

•	Leverage: The investment portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. The investment advisor may use, in the normal course of business, an aggregate of 20% net margin leverage for periods of less than 30 days.

Investment Results

Composition

Our investment portfolio managed by DME Advisors contains investments in securities, cash and funds held with brokers, swaps and securities sold, not yet purchased. The following table represents the fair value of our total long positions as reported in the financial statements as of December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	($ in thousands)
Fixed income	$1,520	0.2%	$—	—%
Equities – listed	570,440	84.7	238,374	69.6
Equities – unlisted	10,835	1.6	4,004	1.2
Options	6,215	0.9	719	0.2
Futures	1,526	0.3	425	0.1
Investments in securities	590,536	87.7	243,522	71.1
Cash and funds held with brokers	100,495	14.9	107,859	31.4
Swaps	(17,524)	(2.6)	(8,640)	(2.5)
Total long investments	$673,507	100.0%	$342,741	100.0%

The following table represents the fair value of our total short positions as reported in the financial statements as of December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	($ in thousands)
Equities – listed	$332,706	100.0%	$124,043	100.0%
Derivatives and other	—	—	1	—
Total short investments	$332,706	100.0%	$124,044	100.0%

DME Advisors also reports the composition of our total managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. Under this methodology, the exposure for swaps and futures contracts are reported at their full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed and we believe best represents the risk exposure. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an equity option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price. The following table represents the composition of our investment portfolio based on the holdings in our investment account managed by DME Advisors as of December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	Long %	Short %	Long %	Short %
Fixed income	0.1%	0.0%	0.0%	0.0%
Equities & related derivatives	91.0	(51.7)	82.4	(41.5)
Equities – unlisted	1.2	0.0	1.2	0.0
Other investments	0.7	(7.6)	1.1	0.0
Total	93.0%	(59.3)%	84.7%	(41.5)%

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2007:

Sector	Long %	Short %	Net %
Basic Materials	2.6%	(5.2)%	(2.6)%
Consumer Cyclical	11.1	(4.9)	6.2
Consumer Non-Cyclical	3.2	(3.3)	(0.1)
Energy	9.4	(11.0)	(1.6)
Financial	32.0	(29.0)	3.0
Healthcare	4.3	(1.3)	3.0
Industrial	20.2	(1.2)	19.0
Technology	10.2	(3.4)	6.8
Total	93.0%	(59.3)%	33.7%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2007:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	43.6%	(31.9)%	11.7%
Mid Cap Equity (≥$1 billion)	40.0	(17.6)	22.4
Small Cap Equity (<$1 billion)	7.3	(2.1)	5.2
Other Investments	2.1	(7.7)	(5.6)
Total	93.0%	(59.3)%	33.7%

Investment Returns

A summary of our consolidated net investment income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	($ in thousands)
Investment income	$46,553	$79,635	$38,815
Investment expenses	(4,278)	(2,434)	(698)
Investment advisor fees	(14,633)	(18,692)	(10,183)
Net investment income	$27,642	$58,509	$27,934

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for each year since inception are as follows:(1)

Quarter	2007	2006	2005	2004
1st	(4.2)%	7.5%	2.2%	—%
2nd	6.8	2.9	5.4	—
3rd	(0.8)	6.2	3.0	1.3
4th	4.2	5.9	2.9	3.9
Full Year	5.9%	24.4%	14.2%	5.2	%(2)

(1)	Past performance is not necessarily indicative of future results.
(2)	Represents the return for the period from July 13, 2004 (date of incorporation) to December 31, 2004.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have, or may have, objectives similar to ours. Because of the similarity or potential similarity of our investment portfolio and these others, and because, as a matter of ordinary course, DME Advisors and its affiliates provide their clients, including us, with results of their respective investment portfolios on the last day of each month, those other clients indirectly may have material non-public information regarding our investment portfolio. To address this issue, and to comply with Regulation FD, we present, prior to the start of trading on the first business day of each month, a summary of our consolidated net investment returns on our website, www.greenlightre.ky.

Internal Risk Management

Our Board of Directors reviews our investment portfolio together with our reinsurance operations on a periodic basis. With the assistance of DME Advisors, we periodically analyze both our assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

Information Technology

Our information technology infrastructure is currently housed in our corporate offices in Grand Cayman, Cayman Islands. We have implemented backup procedures to ensure that data is backed up on a daily basis and can be quickly restored as needed. Backup information is stored off-site in order to minimize the risk of a loss of data in the event of a disaster.

We have a disaster recovery plan with respect to our information technology infrastructure that includes arrangements with an offshore data center in Jersey, Channel Islands. We can access our systems from this offshore facility in the event that our primary systems are unavailable due to a disaster or otherwise.

Employees

As of December 31, 2007, we had 11 full-time employees, all of whom were based in Grand Cayman. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Additional Information

Our website address is www.greenlightre.ky. We make available links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents we file with or furnish to the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

ITEM 1A.    RISK FACTORS

Factors that could materially affect our business, financial condition and results of operations are outlined below. Additional risks not presently known to us or that we currently deem immaterial may also impair our business financial position or results of operations.

Risks Relating to Our Business

Our results of operations will fluctuate from period to period and may not be indicative of our long-term prospects.

The performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

•	reinsurance contract pricing;

•	our assessment of the quality of available reinsurance opportunities;

•	the volume and mix of reinsurance products we underwrite;

•	loss experience on our reinsurance liabilities;

•	our ability to assess and integrate our risk management strategy properly; and

•	the performance of our investment portfolio.

In particular, we seek to underwrite products and make investments to achieve favorable return on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and corporate debt securities, is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are comprised primarily of investment grade bonds. In addition, our opportunistic nature and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

We are a start-up operation and there is limited historical information available for investors to evaluate our performance.

We have limited operating history. We were formed in July 2004 but we did not begin underwriting reinsurance transactions until April 2006. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of our limited operating history, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations. Because our underwriting and investment strategies differ from those of other participants in the property and casualty reinsurance market, you may not be able to compare our business or prospects to other property and casualty reinsurers.

Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we underwrite is based on many factors, including:

•	premium charges;

•	the general reputation and perceived financial strength of the reinsurer;

•	relationships with reinsurance brokers;

•	terms and conditions of products offered;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and reputation; and

•	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

Additionally, although the members of our underwriting team have general experience across many property and casualty lines, they may not have the requisite experience or expertise to compete for all transactions that fall within our strategy of offering customized frequency and severity contracts at times and in markets where capacity and alternatives may be limited.

Our competitors include ACE Limited, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company and XL Capital Ltd., which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See ‘‘— We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.’’

Our losses may exceed our loss reserves, which could significantly and negatively affect our business.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:

•	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;

•	the diversity of development patterns among different types of reinsurance treaties; and

•	the necessary reliance on the client for information regarding claims.

As a relatively new reinsurer with a focus on being the lead underwriter on sizeable transactions and on a majority of premiums we underwrite, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business of smaller transactions and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements, to our detriment. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income in the period in which we identify the deficiency, and such a reduction would negatively affect our results of operations. If our losses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

The property and casualty reinsurance market may be affected by cyclical trends.

We write reinsurance in the property and casualty markets. The property and casualty reinsurance industry is cyclical. Primary insurers’ underwriting results, prevailing general economic and market conditions, liability retention decisions of companies and primary insurers and reinsurance premium rates influence the demand for property and casualty reinsurance. Prevailing prices and available surplus to support assumed business influence reinsurance supply. Supply may fluctuate in response to changes in rates of return on investments realized in the reinsurance industry, the frequency and severity of losses and prevailing general economic and market conditions.

Continued increases in the supply of reinsurance may have consequences for the reinsurance industry generally and for us, including lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

Unpredictable developments, including courts granting increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornados, earthquakes and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures, affect the industry’s profitability. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations.

A downgrade or withdrawal of our A.M. Best rating would significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned us a financial strength rating of ‘‘A− (Excellent),’’ which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if unfavorable financial or market trends impact us;

•	if our losses significantly exceed our loss reserves;

•	if we are unable to retain our senior management and other key personnel; or

•	if our investment portfolio incurs significant losses.

If A.M. Best downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy.

Certain of our reinsurance contracts provide the client with the right to terminate the agreement if our ‘‘A− (Excellent)’’ A.M. Best rating is downgraded below certain rating thresholds. We expect that similar provisions will be included in certain future contracts as well.

If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.

Our future success depends to a significant extent on the efforts of our senior management and other key personnel to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer or Chief Underwriting Officer. If any member of senior management dies or becomes incapacitated, or leaves the company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

Our ability to implement our business strategy could be delayed or adversely affected by Cayman Islands employment restrictions.

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2006 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of seven years (unless the employee is deemed to be exempted from such requirement in accordance with the provisions of the Immigration Law, in which case such period may be extended to nine years and the employee given the opportunity to apply for permanent residence) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could delay us from fully implementing our business strategy.

Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm our reputation or increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

We are not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Certain jurisdictions, including the United States, do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security measures are implemented. Consequently, certain clients will require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are customarily required to provide collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, are primarily dependent on the composition of our investment portfolio.

Typically, letters of credit are collateralized with fixed-income securities. Banks may be willing to accept our investment portfolio as collateral, but on terms that may be less favorable to us than reinsurance companies that invest solely or predominantly in fixed-income securities. The inability to renew, maintain or obtain letters of credit collateralized by our investment portfolio may significantly limit the amount of reinsurance we can write or require us to modify our investment strategy.

As of December 31, 2007, we had letter of credit facilities in a maximum amount of $425.0 million of which $76.5 million had been issued. Our banks have accepted, with certain restrictions, our investment portfolio as collateral. In the event of a decline in the market value of our investment portfolio that results in a collateral shortfall, as defined in the letter of credit facility, we have the right, at our option, to reduce the outstanding obligations under the letter of credit facility, to deposit additional collateral or to change the collateral composition in order to cure the shortfall. If the shortfall is not cured within the prescribed time period, an event of default will immediately occur. We will be prohibited from issuing additional letters of credit until any shortfall is cured.

We may need additional letter of credit capacity as we grow, and if we are unable to renew, maintain or increase our letter of credit facility or are unable to do so on commercially acceptable terms we may need to liquidate all or a portion of our investment portfolio and invest in a fixed-income portfolio or other forms of investment acceptable to our clients and banks as collateral, which could significantly and negatively affect our ability to implement our business strategy.

The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

A substantial portion of our business is primarily placed through brokered transactions, which involve a limited number of reinsurance brokers. Since we began underwriting operations in April 2006, we have placed all of our premiums written through brokers. To lose or fail to expand all or a substantial portion of the brokered business provided through one or more of these brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

•	fund liquidity needs caused by underwriting or investment losses;

•	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•	satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	meet applicable statutory jurisdiction requirements;

•	meet rating agency capital requirements; or

•	respond to competitive pressures.

Additional capital may not be available on terms favorable to us, or at all. Further, any additional capital raised through the sale of equity could dilute your ownership interest in our company and may cause the market price of our Class A ordinary shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of our Class A ordinary shares.

Our property and property catastrophe reinsurance operations may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

Our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornados, windstorms, severe winter weather, earthquakes, floods, fires, explosions, volcanic eruptions and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

Catastrophic losses are a function of the insured exposure in the affected area and the severity of the event. Because accounting regulations do not permit reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could significantly and negatively affect our financial condition and results of operations.

We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In some of our proportional reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not expect to separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we will be largely dependent on the original underwriting decisions made by ceding companies. We will be subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not expect to separately evaluate each of the individual claims made on the underlying insurance contracts under quota-share contracts. Therefore, we will be dependent on the original claims decisions made by our clients.

We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We have exposure to large, unexpected losses resulting from man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable and recent events may indicate an increased frequency and severity of losses. It is difficult to predict the timing of these events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be significantly and negatively affected.

The involvement of reinsurance brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the client for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the client will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with brokers around the world.

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

For the year ended December 31, 2007, we had purchased $26.2 million in reinsurance for the liabilities we reinsure, which we refer to as retrocessional coverage. From time to time, we may purchase retrocessional coverage for our own account in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

Currency fluctuations could result in exchange rate losses and negatively impact our business.

Our functional currency is the U.S. dollar. However, we expect that we will write a portion of our business and receive premiums in currencies other than the U.S. dollar. In addition, DME Advisors may invest a portion of our portfolio in assets denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent our foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect our business. If we do seek to hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that our counterparties to the arrangements fail to perform.

There are differences under Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions which may benefit certain of our shareholders at the expense of other shareholders.

Under Cayman Islands corporate law, a director may vote on a contract or transaction where the director has an interest as a shareholder, director, officer or employee provided such interest is disclosed. None of our contracts will be deemed to be void because any director is an interested party in such transaction and interested parties will not be held liable for monies owed to the company.

Under Delaware law, interested party transactions are voidable.

Risks Relating to Insurance and Other Regulations

Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy.

We are licensed as a reinsurer only in the Cayman Islands. The suspension or revocation of our license to do business as a reinsurance company in the Cayman Islands for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or we became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

The Cayman Island Monetary Authority, or CIMA, which is the regulating authority of the Cayman Islands, may take a number of actions, including suspending or revoking a reinsurance license whenever CIMA believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law, or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee’s fitness.

Further CIMA may revoke our license if:

•	we cease to carry on reinsurance business;

•	the direction and management of our reinsurance business has not been conducted in a fit and proper manner;

•	a person holding a position as a director, manager or officer is not a fit and proper person to hold the respective position; or

•	we become bankrupt or go into liquidation or we are wound up or otherwise dissolved.

In addition, CIMA could revoke or suspend our license if we are deemed to be a passive foreign investment company, or PFIC, or an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Similarly, if CIMA suspended or revoked our license, we could lose our exemption under the Investment Company Act.

We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.

The Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of ‘‘primarily and predominantly’’ under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage DME Advisors as our investment advisor, unless we obtained board and shareholder approvals under the Investment Company Act. If DME Advisors were not our investment advisor, DME Advisors would liquidate our investment portfolio and we would seek to identify and retain another investment advisor with a value-oriented investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.

If at anytime it were established that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain recission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.

To the extent that the laws and regulations change in the future so that contracts we write are deemed not to be reinsurance contracts, we will be at greater risk of not qualifying for the Investment Company Act exception. Additionally, it is possible that our classification as an investment company would result in the suspension or revocation of our reinsurance license.

Insurance regulators in the United States or elsewhere may review our activities and claim that we are subject to that jurisdiction’s licensing requirements.

We do not presently expect that we will be admitted to do business in any jurisdiction other than the Cayman Islands. In general, the Cayman Islands insurance statutes, regulations and the policies of CIMA are less restrictive than United States state insurance statutes and regulations. We cannot assure you, however, that insurance regulators in the United States, the United Kingdom or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

If in the future we were to become subject to the laws or regulations of any state in the United States or to the laws of the United States, the United Kingdom or of any other country, we may consider various alternatives to our operations. If we choose to attempt to become licensed in another jurisdiction, for instance, we may not be able to do so and the modification of the conduct of our business or the non-compliance with insurance statutes and regulations could significantly and negatively affect our business.

Current legal and regulatory activities relating to certain insurance products could affect our business, results of operations and financial condition

The sale and purchase of products that may be structured in such a way so as to not contain sufficient risk transfer to meet the requirement of Statement of Financial Accounting Standards, or SFAS, No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ to be accounted for as reinsurance, or loss mitigation insurance products, have become the focus of investigations by the SEC and numerous state Attorneys General. Although we seek to use structured contractual features in our product offerings, we conduct both internal and external accounting analyses with respect to risk transfer and believe that to date all of our contracts contain sufficient risk transfer under SFAS 113 to be accounted for as reinsurance. However, because some of our contracts contain or will contain features designed to manage the overall risks we assume, such as a cap on potential losses or a refund of some portion of the premium if we incur smaller losses than anticipated at the time the contract is entered into, it is possible that we may become subject to the ongoing inquiries into loss mitigation products conducted by the SEC or certain Attorney Generals. In addition, we cannot predict at this time what effect the current investigations, litigation and regulatory activity will have on the reinsurance industry or our business or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting.  It is possible that these investigations or related regulatory developments will mandate changes in industry practices that will negatively impact our ability to use certain loss mitigation features in our products and, accordingly, our ability to operate our business pursuant to our existing strategy. Moreover, any reclassification of our reinsurance contracts as deposit liabilities rather than reinsurance contacts could call into question our exception under the Investment Company Act.

The outcome of recent industry investigations and regulatory proposals could adversely affect our financial condition and results of operations and cause the price of our shares to be volatile.

The insurance industry has attracted increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct. Formal and informal inquiries have been made of a large segment of the industry, and a number of companies in the insurance industry have received subpoenas, requests for information from regulatory agencies or other inquiries relating to these and similar matters. These efforts have resulted in both enforcement actions and proposals for new regulation. Although some of these enforcement actions have been settled and we are not subject to the United States regulatory regime, we cannot predict the outcome of this increased regulatory scrutiny or whether it will expand into other areas, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form new regulations will have when finally adopted or the impact, if any, of increased regulatory and law enforcement action on our business and results of operations.

Risks Relating to Our Investment Strategy and Our Investment Advisor

We have limited control as to how our investment portfolio is allocated and its performance depends on the ability of DME Advisors to select and manage appropriate investments.

DME Advisors acts as our exclusive investment advisor for our investment portfolio and recommends appropriate investment opportunities. Although DME Advisors is contractually obligated to follow our investment guidelines, we cannot assure shareholders as to how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk to which our investment portfolio will be exposed. In addition, DME Advisors can outsource to subadvisors without our consent or approval.

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments. Our investment agreement with DME Advisors terminates on December 31, 2010, unless extended, and we have limited ability to terminate the investment agreement earlier. We cannot assure you that DME Advisors will be successful in meeting our investment objectives or that the investment agreement with DME Advisors will be renewed. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

We depend upon DME Advisors to implement our investment strategy.

We depend upon DME Advisors to implement our investment strategy. Accordingly, the diminution or loss of the services of DME Advisors could significantly affect our business. The loss of DME Advisors’ principals or other key personnel, or DME Advisors’ inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fully implementing our investment strategy on our behalf, and consequently, could significantly and negatively affect our business. The investment agreement requires that we utilize the advisory services of DME Advisors exclusively until December 31, 2010 subject to limited termination provisions, even if the performance of our investment portfolio is below our expectations.

Our investment performance may suffer as a result of adverse capital market developments or other factors and impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

We derive a significant portion of our income from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio. We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We cannot assure you that DME Advisors will successfully structure our investments in relation to our anticipated liabilities. Failure to do so could force us to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results. The returns on our investment portfolio for the years ended December 31, 2007, 2006 and 2005 were $27.6 million, $58.5 million, and $27.9 million, respectively, compared to total revenue of $125.7 million, $86.1 million and $29.3 million, respectively.

The risks associated with DME Advisors’ value-oriented investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, making long equity investments in an up or rising market may increase the risk of not generating profits on these investments and we may incur losses if the market declines. Similarly, making short equity investments in a down or falling market may increase the risk of not generating profits on these investments and we may incur losses if the market rises. The market price of the Class A ordinary shares may be volatile and the risk of loss may be greater when compared with other reinsurance companies. The success of our investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investments could significantly and negatively affect our investment portfolio results.

Potential conflicts of interest with DME Advisors may exist that could adversely affect us.

None of DME Advisors and its principals, including David Einhorn, Chairman of our Board of Directors, and the president of Greenlight Capital, Inc., are obligated to devote any specific amount of time to the affairs of our company. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by DME Advisors’ affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to our investment agreement with DME Advisors, DME Advisors has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreement does not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account and for DME Advisors’ own account or other accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford us any exclusivity or priority. DME Advisors’ interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors’ detriment, which may potentially adversely affect our investment opportunities and returns.

Although Mr. Einhorn, Chairman of our Board of Directors, recused himself from the vote approving and adopting our investment guidelines, he is not, under Cayman Islands law, legally restricted from participating in making decisions with respect to our investment guidelines. Accordingly, his involvement as a member of our Board of Directors may lead to a conflict of interest.

DME Advisors and its affiliates may also manage accounts whose advisory fee schedules, investment objectives and policies differ from ours, which may cause DME Advisors and its affiliates to effect trading in one account that may have an adverse effect on another account, including ours. We are not entitled to inspect the trading records of DME Advisors, or its principals, that are not related to our company.

Our investment portfolio may be concentrated in a few large positions which could result in large losses.

Our investment guidelines provide that DME Advisors may commit up to 20% of our assets under management to any one investment. Accordingly, from time to time we may hold a few,

relatively large securities positions in relation to our capital. As of December 31, 2007, we were invested in fewer than 100 equity securities and the top five long and short positions in equity securities comprised an aggregate of 40.3% and 16.1%, respectively, of our investment portfolio. As of December 31, 2007, approximately 11.1% and 10.1% of our invested capital was invested in long positions in Criteria CaixaCorp S.A. and Arkema, respectively. As of December 31, 2006, approximately 10.3% of our invested capital was invested in one long position in Lanxess AG. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, we hold the securities of our investment portfolio with several prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

DME Advisors may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues.

Our investment guidelines provide DME Advisors with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. Any event which may adversely affect the value of positions we hold could significantly negatively affect the net asset value of our investment portfolio and thus our results of operations.

DME Advisors may effectuate short sales that subject us to unlimited loss potential.

DME Advisors may enter into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. Under adverse market conditions, DME Advisors might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover shorts sales at suboptimal prices.

The loss by DME Advisors of key employees could materially adversely affect our investment results.

DME Advisors, and consequently our investment portfolio, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation and integrity or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. Our investment agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals.

DME Advisors may transact in derivative instruments, which may increase the risk of our investment portfolio.

Derivative instruments, or derivatives, include futures, options, swaps, structured securities and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may result in the loss of a substantial portion of or the entire investment, and may potentially expose us to a loss exceeding the original amount invested. Derivatives may also expose us to liquidity and counterparty risk. There may not be a liquid market within which to close or dispose of outstanding derivatives contracts. In the event of the counterparty’s default, we will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts we are contractually entitled to receive.

The compensation arrangements of DME Advisors may create an incentive to effect transactions that are risky or speculative.

DME Advisors is entitled to two forms of compensation under the investment agreement:

•	a management fee of 1.5% annually, charged monthly, based on net assets under management, excluding assets, if any, held in Regulation 114 Trusts; and

•	performance compensation based on the appreciation, including unrealized appreciation, in the value of our investment portfolio equal to 20% of net profits, subject to a loss carryforward provision.

While the performance compensation arrangement provides that losses will be carried forward as an offset against net profits in subsequent periods, DME Advisors generally will not otherwise be penalized for realized losses or decreases in the value of our portfolio. These performance compensation arrangements may create an incentive for DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.

DME Advisors’ representatives’ service on boards and committees may place trading restrictions on our investments and may subject us to indemnification liability.

DME Advisors may from time to time place its or its affiliates’ representatives on creditors committees and/or boards of certain companies in which we have invested. While such representation may enable DME Advisors to enhance the sale value of our investments, it may also place trading restrictions on our investments and may subject us to indemnification liability. The investment agreement provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

From March 31, 2006 until March 7, 2007, David Einhorn, the Chairman of our Board of Directors, was a director of New Century Financial Corp., or New Century, a subprime mortgage lender that filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on April 2, 2007. Each of New Century’s directors, including Mr. Einhorn, has been named as a defendant in several shareholder lawsuits. If Mr. Einhorn were held liable with respect to any claims relating to or arising out of New Century’s bankruptcy filing or the shareholder lawsuits, and if such claims were not fully covered by New Century’s director and officer insurance coverage or indemnification by New Century, then under the advisory agreement we may have to indemnify him for certain losses arising from such claims. We do not believe that our indemnification obligations, if any, relating to Mr. Einhorn’s former membership on the board of directors of New Century would have a material adverse effect on our business.

As of December 31, 2007, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp. and Einstein Noah Restaurant Group, both of whose securities are publicly traded. Additionally, representatives of DME Advisors sat on the board of directors of Ark Real Estate Partners LP, a privately-held company as of December 31, 2007. As of December 31, 2007, our portfolio included investments in each of BioFuel Energy Corp., Einstein Noah Restaurant Group and Ark Real Estate Partners LP.

The ability to use ‘‘soft dollars’’ may provide DME Advisors with an incentive to select certain brokers that may take into account benefits to be received by DME Advisors.

DME Advisors is entitled to use so-called ‘‘soft dollars’’ generated by commissions paid in connection with transactions for our investment portfolio to pay for certain of DME Advisors’ operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. ‘‘Soft dollars’’ are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. DME Advisors’ right to use soft dollars may give

DME Advisors an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.

The investment agreement has limited termination provisions.

The investment agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the investment agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The investment agreement term is January 1, 2008 through December 31, 2010 and will automatically renew for successive three-year terms unless we or DME Advisors notify the other party at least 90 days prior to the end of the current term of its desire to terminate. We may terminate the investment agreement prior to the expiration of its term only ‘‘for cause,’’ which is defined as:

•	a material violation of applicable law relating to DME Advisors’ advisory business;

•	DME Advisors’ gross negligence, willful misconduct or reckless disregard of its obligations under the investment agreement;

•	a material breach by DME Advisors of our investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME Advisors’ of its obligations to return and deliver assets as we may request.

If we become dissatisfied with the results of the investment performance of DME Advisors, we will be unable to hire new investment managers until the investment agreement expires by its terms or is terminated for cause.

Certain of our investments may have limited liquidity and lack valuation data, which could create a conflict of interest.

Our investment guidelines provide DME Advisors with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of DME Advisors to execute trade orders at desired prices and may impact our ability to fulfill our payment obligations. To the extent that DME Advisors invests in securities or instruments for which market quotations are not readily available, under the terms of the investment agreement the valuation of such securities and instruments for purposes of compensation to DME Advisors will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment agreement gives DME Advisors the power to determine the value of securities with no readily discernable market value, and because the calculation of DME Advisors’ fee is based on the value of the investment account, a conflict may exist or arise.

Increased regulation or scrutiny of alternative investment advisors may affect DME Advisors’ ability to manage our investment portfolio or affect our business reputation.

Non-traditional investment advisors that pursue investment strategies like ours, which involve the shorting of securities and the use of derivatives and leverage to enhance returns and which we refer to as alternative investment strategies, have recently come under increased scrutiny by regulatory officials and have been the subject of proposals for new regulation and oversight.

In 2005, the SEC considered stricter oversight of the alternative investment industry. Effective February 10, 2005, the SEC adopted a new rule under the Investment Advisers Act of 1940 to require certain unregistered investment advisors to register with the SEC. In June 2006, a federal court of appeals vacated the SEC’s rule, but we cannot assure you that other legislation or regulations will not be proposed and enacted. It is possible that increased regulation of alternative investment advisors would adversely impact DME Advisors’ ability to manage our investment portfolio or its ability to manage our portfolio pursuant to our existing investment strategy, which could cause us to alter our existing investment strategy and could significantly and negatively affect our business and results of operations. In addition, adverse publicity regarding alternative investment strategies generally, or DME Advisors or its affiliates specifically, could negatively affect our business reputation and attractiveness as a counterparty to brokers and clients.

We may invest in securities based outside the United States which may be riskier than securities of United States issuers.

Under our investment guidelines, DME Advisors may invest in securities of issuers organized or based outside the United States. These investments may be subject to a variety of risks and other special considerations not affecting securities of U.S. issuers. Many foreign securities markets are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many foreign securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers may be subject to less stringent financial reporting and informational disclosure standards, practices and requirements than those applicable to U.S. issuers.

DME Advisors is entitled to receive management fees regardless of the performance of our investment portfolio.

Pursuant to the investment agreement with DME Advisors, we are obligated to pay DME Advisors:

•	a 1.5% annual fee, regardless of the performance of our investment account, payable monthly based on the net asset value of our investment account, with certain exceptions, or management fee; and

•	performance compensation based on the appreciation in the value of our investment account equal to 20% of net profits calculated per annum, or incentive fee, subject to a loss carryforward provision.

The loss carryforward provision allows DME Advisors to earn reduced incentive compensation of 10% of profits in any year subsequent to the year in which our investment account managed by DME Advisors incurs a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

Risks Relating to our Class A Ordinary Shares

A shareholder may be required to sell its Class A ordinary shares.

Our Third Amended and Restated Memorandum and Articles of Association, or Articles, provide that we have the option, but not the obligation, to require a shareholder to sell its Class A ordinary shares for their fair market value to us, to other shareholders or to third parties if our Board of Directors determines that ownership of our Class A ordinary shares by such shareholder may result in adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders and that such sale is necessary to avoid or cure such adverse consequences.

Provisions of our Articles, the Companies Law of the Cayman Islands and our corporate structure may each impede a takeover, which could adversely affect the value of our Class A ordinary shares.

Our Articles contain certain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for ‘‘Cause’’ as defined in the Articles, upon the affirmative vote of not less than 50% of our issued and outstanding ordinary shares.

Our Articles permit our Board of Directors to issue preferred shares from time to time, with such rights and preferences as they consider appropriate. Our Board of Directors may authorize the issuance of preferred shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction, deny shareholders the receipt of a premium on their Class A ordinary shares in the event of a tender or other offer for Class A ordinary shares and have a depressive effect on the market price of the Class A ordinary shares.

Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that term is understood under corporate law in the United States. Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as ‘‘schemes of arrangement.’’ The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a Cayman Islands company must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity’s shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement.

The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

•	the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the meeting in question;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

In addition, David Einhorn, Chairman of our Board of Directors, owns all of the outstanding Class B ordinary shares. As a result, we will not be able to enter into a scheme of arrangement without the approval of Mr. Einhorn as the holder of our Class B ordinary shares.

Holders of Class A ordinary shares may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Because we are a Cayman Islands company, there is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.

We are incorporated as an exempted company limited by shares under the Companies Law. A significant amount of our assets are located outside of the United States. As a result, it may be difficult for persons purchasing the Class A ordinary shares to effect service of process within the United States upon us or to enforce judgments against us or judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States.

Turner & Roulstone, our Cayman Islands counsel, has advised us that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will, based on the principle that a judgment by a competent foreign court will impose upon the judgment debtor an obligation to pay the sum for which judgment has been given, recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty if not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to the public policy of the Cayman Islands. There is doubt, however, as to whether the courts of the Cayman Islands will, in an original action in the Cayman Islands, recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the securities laws of the United States or any state of the United States on the grounds that such provisions are penal in nature.

A Cayman Islands court may stay proceedings if concurrent proceedings are being brought elsewhere.

Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of an entity. This may make it more difficult for shareholders to assess the value of any consideration they may receive in a merger or consolidation or to require that the offeror give a shareholder additional consideration if he believes the consideration offered is insufficient.

Shareholders of Cayman Islands exempted companies such as ours have no general rights under Cayman Islands law to inspect corporate records and accounts. Our directors have discretion under our Articles to determine whether or not, and under what conditions, the corporate records may be inspected by shareholders, but are not obligated to make them available to shareholders. This fact may make it more difficult for shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against our Board of Directors.

Provisions of our Articles may reallocate the voting power of our Class A ordinary shares and subject holders of Class A ordinary shares to SEC compliance.

In certain circumstances, the total voting power of our ordinary shares held by any one person will be reduced to less than 9.9% and the total voting power of the Class B ordinary shares will be reduced to 9.5% of the total voting power of the total issued and outstanding ordinary shares. In the event a holder of our ordinary shares acquires shares representing 9.9% or more of the total voting power of our ordinary shares or the Class B ordinary shares represent more than 9.5% of the total voting power of our outstanding shares, there will be an effective reallocation of the voting power of the Class A ordinary shares or Class B ordinary shares which may cause a shareholder to acquire 5% or more of the voting power of the ordinary shares.

Such a shareholder may become subject to the reporting and disclosure requirements of Sections 13(d) and (g) of the Exchange Act. Such a reallocation also may result in an obligation to amend previous filings made under Section 13(d) or (g) of the Exchange Act. Under our Articles, we have no obligation to notify shareholders of any adjustments to their voting power. Shareholders should consult their own legal counsel regarding the possible reporting requirements under Section 13 of the Exchange Act.

As at December 31, 2007, David Einhorn owned 17.3% of the issued and outstanding ordinary shares, causing him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the remaining 7.8% of the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro rata to holders of Class A ordinary shares according to their percentage interest in the company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to you will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by you and the other holders of Class A ordinary shares. Accordingly, we cannot tell you with precision what multiple of a vote per share you will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

Risks Relating to Taxation

We may become subject to taxation in the Cayman Islands, which would negatively affect our results.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. The Governor-in-Cabinet of Cayman Islands has granted us an exemption from the imposition of any such tax on us until February 1, 2025. We cannot be assured that after such date we would not be subject to any such tax. If we were to become subject to taxation in the Cayman Islands, our financial condition and results of operations could be significantly and negatively affected. See ‘‘Certain Cayman Islands Tax Considerations.’’

We may be subject to United States federal income taxation.

We are incorporated under the laws of the Cayman Islands and intend to operate in a manner that will not cause us to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business in the United States and thus are subject to current United States federal income taxation.

United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.

Passive Foreign Investment Company.    Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that Greenlight Capital Re or Greenlight Re was a PFIC for 2007. We can not provide assurance that neither Greenlight Capital Re nor Greenlight Re will be a PFIC in 2008 or any future taxable year.

In general, either of Greenlight Capital Re or Greenlight Re would be a PFIC for a taxable year if 75% or more of its income constitutes ‘‘passive income’’ or 50% or more of its assets produce ‘‘passive income.’’ Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. If we are unable to underwrite sufficient amount of risks, we may be a PFIC.

In addition, sufficient risk must be transferred under an insurance entity’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in the insurance business, are subjective in nature and there is very little authority on these issues. However, because we are and may continue to be engaged in certain structured risk and other non-traditional reinsurance markets, we cannot assure you that the IRS will not successfully challenge the level of risk transfer under our reinsurance contracts for purposes of the insurance company exception. The IRS has notified taxpayers in IRS Notice 2003-34 that it intends to scrutinize the activities of certain insurance companies located outside of the United States, including reinsurance companies that invest a significant portion of their assets in alternative investment strategies, to determine whether such companies qualify for the active insurance company exception in the PFIC rules. We cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future.

Controlled Foreign Corporation.    United States persons who, directly or indirectly or through attribution rules, own 10% or more of our Class A ordinary shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro rata share of the CFC’s ‘‘subpart F income,’’ even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares (including the ownership limitations described below), will generally prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly, or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding Class A ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person we strongly urge you to consult your own tax advisor concerning the CFC rules.

Related Person Insurance Income.    If:

•	our gross income attributable to insurance or reinsurance policies where the direct or indirect insureds are our direct or indirect United States shareholders or persons related to such United States shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and

•	direct or indirect insureds and persons related to such insureds owned directly or indirectly 20% or more of the voting power or value of our stock,

a United States person who owns Class A ordinary shares directly or indirectly on the last day of the taxable year would most likely be required to include their pro rata share of our related person insurance income for the taxable year in their income. This amount would be determined as if such related person insurance income were distributed proportionally to United States persons at that date. We do not expect that we will knowingly enter into reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of the Class A ordinary shares. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot assure you that this is or will continue to be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

If a United States shareholder is treated as disposing of shares in a foreign insurance corporation that has related person insurance income and in which United States persons own 25% or more of the voting power or value of the entity’s capital stock, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the United States shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe these rules should not apply to dispositions of Class A ordinary shares because Greenlight Re is not directly engaged in the insurance business and because proposed United States Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Class A ordinary shares.

United States tax-exempt organizations who own Class A ordinary Shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization you may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to you. In general, subpart F insurance income will be allocated to you if we are a CFC as discussed above and you are a United States 10% shareholder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any United States persons will be allocated subpart F insurance income, we cannot assure you that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax advisor regarding the risk of recognizing unrelated business taxable income.

Change in United States tax laws may be retroactive and could subject us, and/or United States persons who own Class A ordinary Shares to United States income taxation on our undistributed earnings.

The tax laws and interpretations regarding whether an entity is engaged in a United States trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to an insurance company and the regulations regarding related party insurance income are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.

The impact of the Cayman Islands’ letter of commitment or other concessions to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands.

The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s 2000 report, the Cayman Islands was not listed as a tax haven jurisdiction because it had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments regarding our current or periodic reports.

ITEM 2.    PROPERTIES

We currently lease office space in Grand Cayman, Cayman Islands under an operating lease that expires on August 31, 2010. We believe that for the foreseeable future this office space will be sufficient for us to conduct our operations.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)   Market Information

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007 under the symbol ‘‘GLRE.’’ The following table sets forth, for the periods indicated, the high and low reported sale price per share of our Class A ordinary shares on the Nasdaq Global Select Market.

	2007
	High	Low
First Quarter	n/a	n/a
Second Quarter	$25.50	$21.96
Third Quarter	$24.58	$18.88
Fourth Quarter	$22.25	$18.92

(B)   Holders

As of March 1, 2008, the number of holders of record of our Class A ordinary shares was approximately 57, not including beneficial owners of shares registered in nominee or street name.

(C)   Dividends

We have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, ordinary shares.

We currently do not intend to declare and pay dividends on our ordinary shares. However, if we decide to pay dividends, we cannot assure you sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends and include a minimum net worth requirement. Currently the minimum statutory net worth requirement for Greenlight Re is $120,000, but subject to the discretion of CIMA. As of December 31, 2007, Greenlight Re exceeded the minimum statutory capital requirement by $605.5 million. Any dividends we pay will be declared and paid in U.S. dollars.

(D)   Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the Company’s Class A ordinary shares that may be issued upon the exercise of options, warrants and restricted stock granted to employees, consultants or members of the board of directors under all of our existing compensation plans, including the 2004 Stock Incentive Plan, or the Stock Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,529,000	(1)	$11.68	681,243	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,529,000	(1)	$11.68	681,243	(2)

(1)	Includes 1,179,000 Class A ordinary shares issuable upon the exercise of options that were outstanding under the Stock Incentive Plan as of December 31, 2007. Also includes 400,000 Class A ordinary shares issuable upon the exercise of share purchase options granted in 2004 to a consultant, First International Capital Holdings, Ltd., or FIC, less 50,000 Class A ordinary shares relating to the re-purchase of share purchase options from FIC in December 2007.
(2)	Represents the difference between the number of securities issuable under the Stock Incentive Plan (2,000,000) and the number of securities issued under the Stock Incentive Plan as of December 31, 2007, 1,318,757 which consist of options to acquire 1,179,000 Class A ordinary shares as well as 139,757 issued shares.

(E)   Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2007 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

(F)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no equity share repurchases for the quarter ended December 31, 2007. The Company does not have an approved plan for equity share repurchases. During December 2007, the Company repurchased 50,000 share purchase options at a price of $10.00 per option. There were no other share purchase options repurchased during 2007. The following table sets forth information regarding share option repurchases for 2007.

Period	Total Number of Options Purchased	Average Price Paid per Option	Total Number of Options Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Options that May Yet Be Purchased Under the Plans or Programs
December 2007	50,000	$10.00	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical statement of income data for the fiscal years ended December 31, 2007, 2006 and 2005 and the period from inception on July 13, 2004 to December 31, 2004, as well as our selected balance sheet data as of December 31, 2007, 2006, 2005 and 2004 which are derived from our audited consolidated financial statements also included as part of this filing. The audited consolidated financial statements are prepared in accordance with U.S. GAAP and have been audited by BDO Seidman, LLP, an independent registered public accounting firm. Since we commenced underwriting business in April 2006 and did not write any reinsurance contracts in 2005 and 2004, comparisons to prior periods may not be meaningful.

These historic results are not necessarily indicative of results for any future period. You should read the following selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in Item 8 – ‘‘Financial Statements and Supplementary Data’’ and Item 7 ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	Year Ended December 31,			July 13, 2004 to December 31, 2004
	2007	2006	2005
	($ in thousands, except for share and per share data)
Summary Statement of Income Data:
Gross premiums written	$127,131	$74,151	$—	$—
Net premiums earned	98,047	26,605	—	—
Net investment income	27,642	58,509	27,934	9,636
Loss and loss adjustment expenses incurred, net	39,507	9,671	—	—
Acquisition costs	38,939	10,415	—	—
General and administrative expenses	11,918	9,063	2,992	3,377
Net income	$35,325	$56,999	$26,265	$6,775
Earnings Per Share Data:(1)
Basic	$1.17	$2.67	$1.24	$0.32
Diluted	1.15	2.66	1.24	0.32
Weighted average number of ordinary shares:
Basic	30,311,639	21,366,140	21,226,868	21,225,000
Diluted	30,813,243	21,457,443	21,265,801	21,234,350
Selected Ratios (based on U.S. GAAP Statement of Income data):
Loss ratio(2)	40.3%	36.4%	—	—
Acquisition cost ratio(3)	39.7%	39.1%	—	—
Internal expense ratio(4)	12.2%	34.1%	—	—
Combined ratio(5)	92.2%	109.6%	—	—

	As of December 31,
	2007	2006	2005	2004
	($ in thousands, except for share and per share data)
Selected Balance Sheet Data:
Total investments in securities	$590,536	$243,522	$219,211	$162,204
Cash and cash equivalents	64,192	82,704	7,218	30,664
Restricted cash and cash equivalents	371,607	154,720	99,719	96,791
Total assets	1,094,145	518,608	327,935	290,764
Loss and loss adjustment expense reserves	42,377	4,977	—	—
Unearned premium reserves	59,298	47,546	—	—
Total liabilities	488,563	206,441	96,113	94,240
Total shareholders’ equity	605,582	312,167	231,822	196,524
Adjusted book value(6)	$605,582	$312,167	$248,034	$221,024
Ordinary shares outstanding:
Basic	36,102,736	21,557,228	21,231,666	21,225,000
Diluted	37,631,736	23,094,900	22,175,000	21,645,000
Per Share Data:
Basic adjusted book value per share(7)	$16.77	$14.48	$11.68	$10.41
Diluted adjusted book value per share(8)	16.57	14.27	11.63	10.21

(1)	Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by taking into account the effects of exercising all dilutive stock options and stock awards. For a period in which there is a net loss, stock options and unvested stock awards are excluded from the weighted average number of ordinary shares, when computing diluted earnings per share, since their inclusion would have been anti-dilutive for the year.
(2)	The loss ratio is calculated by dividing underwriting losses incurred and loss adjustment expenses by premiums earned.
(3)	The acquisition cost ratio is calculated by dividing acquisition expenses by net premiums earned.
(4)	The internal expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and the internal expense ratio.
(6)	Adjusted book value equals total shareholders’ equity plus the aggregate principal outstanding on the Greenlight Capital Investors, LLC, or GCI, promissory note pursuant to the Securities Purchase Agreement, dated April 11, 2004, between us and GCI, which was fully repaid on December 6, 2006.
(7)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares issued and outstanding at year end.
(8)	Diluted adjusted book value per share is calculated by dividing the aggregate of adjusted book value and the proceeds from the exercise of options by the diluted number of shares and share equivalents outstanding at year end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005 and financial condition as of December 31, 2007. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional, fixed-income investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which we take long positions in perceived undervalued securities and short positions in perceived overvalued securities.

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

Segments

We manage our business on the basis of one operating segment; property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS No. 131, ‘‘Disclosure about Segments of an Enterprise and Related Information.’’ Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Revenues

We derive our revenues from two principal sources:

•	premiums from reinsurance on property and casualty business assumed; and

•	income from investments.

Premiums from reinsurance on property and casualty business assumed are directly related to the number, type and pricing of contracts we write. For financial reporting purposes, we earn premiums over the contract term, which is typically twelve months.

Income from our investments is primarily comprised of interest income, dividends, net realized and unrealized gains and losses on investment securities. We also derive interest income from money market funds.

Expenses

Our expenses consist primarily of the following:

•	underwriting losses and loss adjustment expenses;

•	acquisition costs;

•	investment-related expenses; and

•	general and administrative expenses.

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes, profit commissions and other direct expenses that relate to our writing reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

Investment-related expenses primarily consist of management and performance fees we pay to our investment advisor. We net these expenses against investment income in our financial statements.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, stock compensation expenses, professional fees, travel and entertainment, letter of credit facility, information technology, rent and other general operating expenses.

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which is typically three years.

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in ‘‘Risk Factors,’’ cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of our critical accounting policies is included in the notes to the consolidated financial statements.

Premium Revenues and Risk Transfer.    Our property and casualty reinsurance premiums are recorded as premiums written at the inception of each contract, based upon contract terms and information received from ceding companies and their brokers. For excess of loss reinsurance contracts, premiums are typically stated as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is typically based on an estimate of subject premiums expected to be written by the client during the contract term. The minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known.

For each quota-share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using the client’s initial estimates and then adjust the estimates as advised by our client. We believe that the client’s estimate of the volume of business it expects to cede to us represents the best estimate of gross premiums written at the beginning of the contract. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota-share contracts than for excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

We account for reinsurance contracts in accordance with SFAS No. 60, ‘‘Accounting and Reporting by Insurance Enterprises,’’ and SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.’’ Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as a deposit liability.

Investments.    We classify all exchange traded investments as trading securities and record their values based on the last reported price on the balance sheet date as reported by a recognized exchange. If no such sale of such security was reported on that date, the market value will be the last reported bid price (in the case of securities held long), or last reported ask price (in the case of securities sold short). Securities for which recognized exchange quotations are not readily available are valued at management’s best estimate (utilizing the services of DME Advisors) of fair value, on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) based on prices received from market makers. Any realized gains or losses are determined and included in investment income in the statement of income. Unrealized gains and losses, if any, on unlisted securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity. A decline in market value of a security below cost that is deemed other than temporary, is charged to earnings and results in the establishment of a new cost basis of the security.

Loss and Loss Adjustment Expense Reserves.    We establish reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported, or IBNR. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are periodically reviewed and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses.

For natural catastrophe exposed business we establish loss reserves based on loss payments and case reserves reported by our clients, when and if received. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written by us and management’s judgment.

Loss and loss adjustment expense reserves as of December 31, 2007 and 2006 were comprised of the following:

	December 31, 2007			December 31, 2006
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$1,712	$34,477	$36,189	$1,058	$2,985	$4,043
Severity	—	6,188	6,188	—	934	934
Total	$1,712	$40,665	$42,377	$1,058	$3,919	$4,977

For most of the contracts we write, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

For all non-natural catastrophe business, we initially reserve every individual contract to the expected loss and loss expense ratio in the pricing analysis. In our pricing analyses, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare reserving data that we receive from our client, if any, to publicly-available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the received data. If we do not receive reserving data from a client, we rely on industry data, as well as the judgment and experience of our underwriters and actuaries. We complete our analyses for all contracts for all lines of business. The information may include many years of history. Depending on the type of business underwritten, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We also may receive information by class or subclass of business. As we are a new company, we currently rely more on client and industry data than our own to identify unusual trends in the data requiring changes in reserve estimates. Where available, we receive relevant actuarial reports from the client. We supplement this information with subjective information on each client, which may include management biographies, competitor information, meetings with the client, and supplementary industry research and data. Generally, we obtain regular updates of premium and loss related information for the current period and historical periods, which we utilize to update our initial expected loss and loss expense ratio. There may be a time lag from when claims are reported to our client and when our client reports the claims to us. This time lag may impact our loss reserve estimates from period to period. Once we receive this updated information we use a variety of standard actuarial methods in our analysis each quarter. Such methods may include:

•	Paid Loss Development Method. We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid in a consistent pattern. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled.

•	Reported Loss Development Method. We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverage that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates established.

•	Expected Loss Ratio Method. We estimate ultimate losses under the expected loss ratio method, by multiplying earned premiums by an expected loss ratio. We select the expected loss ratio using industry data, historical company data and our professional judgment. We use this method for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

•	Bornheutter-Ferguson Paid Loss Method. We estimate ultimate losses by modifying expected loss ratios to the extent paid losses experienced to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. We use this method for lines of business and contracts where there are limited historical paid losses.

•	Bornheutter-Ferguson Reported Loss Method. We estimate ultimate losses by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses. We use this method for lines of business and contracts where there are limited historical reported losses.

For each contract, we utilize each reserving methodology that our actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. In setting our reserves, we do not use a range of estimates that may be subject to adjustment. Accordingly, at the end of each period, we will establish reserves at a point estimate based upon all information then available. Whether we use one methodology, a combination of methodologies or all methodologies depends upon the contract and the judgment of the actuaries responsible for the contract.

Our aggregate reserves are the sum of the point estimate of all contracts. Because our reserves are the sum of our point estimates, we do not adjust our reserves from the amounts our actuaries determine. We perform a quarterly loss reserve analysis on each contract. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. Each contract is analyzed every quarter regardless of the line of business. We generally calculate IBNR reserves for each contract by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. We also have our loss reserves reviewed, at least on an annual basis, by an independent outside actuary who tests and reviews the work done by our actuaries to corroborate that reserves we report are being established consistently and appropriately.

Acquisition Costs.    We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the same period as premiums are earned. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate experience of the contracts. Profit commissions are calculated and accrued based on the expected loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Share-Based Payments.    We have established a Stock Incentive Plan for directors, employees and consultants which we account under SFAS 123R, ‘‘Share-Based Payments.’’ SFAS 123R requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Due to our limited operating history, we use the ‘‘calculated value method,’’ which relies on historical industry volatility and uses the full life of the option, ten years, as the estimated term of the option. Additionally, we have assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires the most judgment due to our limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Outlook and Trends

We believe that the increase of $255.7 million to our capital base from the net proceeds of our May 2007 initial public offering and private placement will allow us to access greater and more attractive reinsurance opportunities. We expect that the increase in capital and the access to opportunities will enable us to write a number of new contracts as well as successfully renew our most attractive contracts. We expect to see an increase in business written in 2008 compared to 2007 and a continued diversification of business by client, line of business, broker and geography.

At the same time, we believe there is an excess of capacity in the reinsurance business as a whole, mainly due to two consecutive years of low natural catastrophe losses. In the absence of a market changing event in 2008, we believe that this excess capacity will exert downward pricing pressure on a number of the products we sell or wish to sell in the near term. We intend to maintain our underwriting standards and discipline in the face of such potential market conditions.

Although current general market conditions in the reinsurance business may not be favourable we continue to believe that specific sectors within the reinsurance marketplace may provide attractive opportunities. In particular, we anticipate that we will see attractive opportunities during 2008 in casualty and property lines, including certain property catastrophe coverages and professional liability risks. We believe that these lines of business will present us with opportunities for the following reasons:

•	a limited number of reinsurers underwrite certain types of casualty reinsurance;

•	there have been a number of companies that have suffered a financial ratings downgrade due to the current credit crisis and other issues that operate in business segments we find attractive and, therefore, competition may decrease;

•	there are companies that, due to management turnover or other changes, have left or curtailed writings in certain lines of business creating potential opportunities;

•	legislation in certain states, including tort reform and workers’ compensation regulation, has resulted in attractive opportunities for professional liability reinsurance; and

•	there continues to be demand for property catastrophe reinsurance.

We intend to continue to monitor market conditions so as to be positioned to participate in future underserved or capacity-constrained markets as they arise and offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underwriting results and product line concentrations in any given period may not be indicative of our future results of operations.

We expect to see increased claim activity in the Directors and Officers, or D&O, and Errors and Omissions, or E&O, insurance markets as a result of increased litigation involving public companies due to market losses and share price declines associated with the current global credit crisis. We will continue to actively review our exposure to such events and believe that loss and loss expense reserves established as of December 31, 2007 include and fairly reflect any liability exposure to the credit crisis.

Our investment portfolio has investments, both long and short, in financial services and other sectors which may be affected directly and indirectly by the current credit crisis. The current volatility and uncertainty in the broader equity markets may have a negative impact on our short-term investment results.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

For the year ended December 31, 2007, our net income decreased by $21.7 million as compared to the same period in 2006 due to a decrease of $30.9 million in net investment income which was partially offset by income generated from expanded underwriting operations. Our investment portfolio reported a return of 5.9% for the year ended December 31, 2007 as compared to a return of 24.4% for the year ended December 31, 2006.

For the year ended December 31, 2006, our net income increased 117.0% to $57.0 million from $26.3 million for the year ended December 31, 2005. The increase in net income of $30.7 million was due to the positive impact of underwriting activities and an increase in investment returns experienced during 2006.

One of our primary financial goals is to increase the long-term value in fully diluted book value per share. During the year ended December 31, 2007, fully diluted book value increased by $2.30 per share or 16.1% to $16.57. This increase includes the increase associated with our initial public offering in May 2007.

For the year ended December 31, 2006, fully diluted book value increased by $2.64 per share or 22.7% to $14.27 per share.

Premiums Written

Details of gross premiums written for the years ended December 31, are provided in the following table:

	2007		2006		2005
	($ in thousands)
Frequency	$76,885	60.5%	$58,063	78.3%	$—	—%
Severity	50,246	39.5	16,088	21.7	—	—
Total	$127,131	100.0%	$74,151	100.0%	$—	—%

We expect our annual reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from year to year depending on the specific market opportunities that we pursue. Given that we only commenced underwriting operations in April 2006 and we continue to develop our underwriting portfolio, direct comparisons between years may not be meaningful.

For the year ended December 31, 2007, the increase in premiums written for frequency business compared to 2006 was due to the fact that no frequency contracts were written until the third quarter of 2006 while a number of frequency contracts were entered into throughout 2007. Similarly, premiums written for severity business in 2007 reflect a full year of underwriting whereas the 2006 comparative results reflect premiums written from April 2006 (commencement of our underwriting operations) to December 31, 2006.

We entered into certain retrocessional contracts with gross ceded premiums of $26.2 million for the year ended December 31, 2007 relating to the risks assumed from certain frequency reinsurance contracts. We did not purchase any retrocessional coverage in 2006.

Details of net premiums written for the years ended December 31, are provided in the following table:

	2007		2006		2005
	($ in thousands)
Frequency	$50,735	50.2%	$58,063	78.3%	$—	—%
Severity	50,246	49.8	16,088	21.7	—	—
Total	$100,981	100.0%	$74,151	100.0%	$—	—%

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of December 31, 2007, our maximum aggregate loss exposure to any series of natural peril events was $75.7 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$60,219	$75,719
Europe	56,219	66,719
Japan	42,000	52,500
Rest of the world	22,000	32,500
Maximum Aggregate	60,219	75,719

(1)	Includes the Caribbean

Net Premiums Earned

Net premiums earned reflects the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned for the years ended December 31, are provided in the following table:

	2007		2006		2005
	($ in thousands)
Frequency	$71,596	73.0%	$15,645	58.8%	$—	—%
Severity	26,451	27.0	10,960	41.2	—	—
Total	$98,047	100.0%	$26,605	100.0%	$—	$—%

As the underwriting portfolio grows and develops, net premiums earned are likewise expected to increase. The significant increases in net premiums earned are attributable principally to increased premiums written during 2007 as well as further earning of premiums for those contracts written during 2006 whose coverage continued into 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of losses incurred for the years ended December 31, are provided in the following table:

	2007		2006		2005
	($ in thousands)
Frequency	$34,252	86.7%	$8,737	90.3%	$—	—%
Severity	5,255	13.3	934	9.7	—	—
Total	$39,507	100.0%	$9,671	100.0%	$—	—%

The loss ratios for our frequency business were 47.9% and 55.9% for the years ended December 31, 2007 and 2006, respectively.

We expect losses incurred on our severity business to be volatile from period to period. Losses incurred on the natural peril exposed portion of our severity business have benefited from benign natural peril loss experiences during all years reported. Additionally, given the seasonality of wind exposure, we expect that the first six months of a calendar year will generally report lower losses incurred on natural peril business than the last six months of a calendar year. The loss ratios for our severity business were 19.9% and 8.5% for the years ended December 31, 2007 and 2006, respectively. The increase in the loss ratio during 2007 is primarily due to the different composition of the severity underwriting portfolio. During the year ended December 31, 2006, the severity underwriting portfolio was composed entirely of natural peril business. Because of benign natural peril loss experience, we incurred a very low loss ratio. This contrasts with the current severity underwriting portfolio which also includes casualty and liability exposures in addition to natural peril risks, which account for the increase in the reported loss ratio.

There were no significant developments of prior year reinsurance reserves during the year ended December 31, 2007.

Losses incurred can be further broken down into losses paid and changes in loss reserves. Losses incurred for the years ended December 31, 2007 and 2006 were comprised as follows:

	2007			2006
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid	$15,505	$(6,677)	$8,828	$4,694	$—	$4,694
Increase (decrease) in reserves	37,400	(6,721)	30,679	4,977	—	4,977
Total	$52,905	$(13,398)	$39,507	$9,671	$—	$9,671

Acquisition Costs

Acquisition costs represent the amortization of commission and brokerage expenses incurred on contracts written as well as profit commissions and other underwriting expenses which are expensed when incurred. Deferred acquisition costs are limited to the amount of commission and brokerage expenses that are expected to be recovered from future earned premiums and anticipated investment income. Details of acquisition costs for the years ended December 31, are provided in the following table:

	2007		2006		2005
	($ in thousands)
Frequency	$33,174	85.2%	$6,386	61.3%	$—	—%
Severity	5,765	14.8	4,029	38.7	—	—
Total	$38,939	100.0%	$10,415	100.0%	$—	—%

Increased acquisition costs for the year ended December 31, 2007 compared to the same period for 2006 are a direct result of the increases in premiums written. For the years ended December 31, 2007 and 2006 the acquisition cost ratios for frequency business were 46.3% and 40.8%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 21.8% and 36.8% for the years ended December 31, 2007 and 2006, respectively.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were $11.9 million, $9.1 million and $3.0 million, respectively. The increase in general and administrative expenses of $2.8 million in 2007 from 2006 reflects the continued expansion of our underwriting operations, as well as increased expenses incurred as a publicly-traded company, including hiring additional financial and accounting staff and other related expenses. The large increase in general and administrative expenses of $6.1 million in 2006 from 2005 reflects the initial expansion of our underwriting operations as we commenced underwriting operations in April 2006. These expenses for the years ended December 31, 2007, 2006 and 2005 include $2.9 million, $2.9 million and $0.7 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income

A summary of net investment income for the years ended December 31, is as follows:

	2007	2006	2005
	($ in thousands)
Investment income	$46,553	$79,635	$38,815
Investment expenses	(4,278)	(2,434)	(698)
Investment advisor fees	(14,633)	(18,692)	(10,183)
Net investment income	$27,642	$58,509	$27,934

Investment income, net of all fees and expenses, resulted in a 5.9% gain on our investment portfolio for the year ended December 31, 2007. This compares to 24.4% and 14.2% investment returns reported for the years ended December 31, 2006 and 2005, respectively. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, on our website we provide the names of the largest disclosed long positions in our investment portfolio as of the last date of the month of the relevant posting.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-in-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the years ended December 31, 2007 and 2006, the following ratios are reported:

	2007			2006
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	47.9%	19.9%	40.3%	55.9%	8.5%	36.4%
Acquisition cost ratio	46.3%	21.8%	39.7%	40.8%	36.8%	39.1%
Composite ratio	94.2%	41.7%	80.0%	96.7%	45.3%	75.5%
Internal expense ratio			12.2%			34.1%
Combined ratio			92.2%			109.6%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. For the year ended December 31, 2007, our frequency business reported a loss ratio of 47.9%, compared to 19.9% reported by our severity business. Favorable loss experience due to benign natural peril loss experience during the year allowed our severity business to report a lower loss ratio. However, we expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods.

Given that we opportunistically underwrite a concentrated portfolio across several lines of business which have varying expected loss ratios, we can expect there to be significant annual variations in the loss ratios reported from our frequency business. The loss ratio for frequency business has decreased from 55.9% for the year ended December 31, 2006 to 47.9% for 2007. This reduction is primarily the result of better than expected losses being reported on certain personal property coverage as well as writing a mix of business during 2007 with an overall lower expected loss ratio.

The loss ratio for severity business has increased from 8.5% reported for the year ended December 31, 2006 to 19.9% for the year ended December 31, 2007. While both years experienced benign natural peril losses, the increased loss ratio is primarily due to a different mix of business during 2007 which included casualty and liability coverages. Unlike natural peril coverages in which zero losses are booked until a covered natural catastrophe event occurs, casualty and liability severity coverages typically have the potential for unreported event to occur during the term of the coverage and thus IBNR reserves are booked based on an expected loss ratio for the business underwritten, resulting in a higher initial loss ratio being reported.

The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. This ratio demonstrates the higher acquisition costs incurred for our frequency business than for our severity business. The acquisition cost ratio for our severity business decreased to 21.8% for the year ended December 31, 2007 from 36.8% for the year ended December 31, 2006. This decrease is primarily due to certain professional liability coverages written during 2007 which did not have any associated acquisition costs, as well as a severity contract written in 2006, that was not renewed in 2007, which had a profit commission element to the contract.

The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding general and administrative expenses, to net premiums earned. Similar to the loss ratio, we expect that this ratio will be more volatile for our severity business depending on loss activity in any particular period.

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. The high internal expense ratio of 34.1% reported for the year ended December 31, 2006 reflected that underwriting operations only commenced in April 2006 and as such start up costs were high relative to the initial premiums earned.

The combined ratio is the sum of the composite ratio and the internal expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. The reported combined ratio for the year ended December 31, 2007 was 92.2%. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments in Securities

Total investments in securities reported as of December 31, 2007 were $590.5 million compared to $243.5 million as of December 31, 2006, an increase of 142.5%. The increase in investments was principally due to the net proceeds of $255.7 million from our public and private offering in May 2007 as well as cash flows from reinsurance operations and investment gains.

Restricted Cash

Restricted cash totaled $371.6 million as of December 31, 2007 compared to $154.7 million as of December 31, 2006, an increase of 140.2%. The increase in restricted cash was principally due to increased investment in securities sold, not yet purchased.

Loss and Loss Adjustment Expense Reserves

Loss reserves totaled $42.4 million as of December 31, 2007 compared to $5.0 million as of December 31, 2006. The increase is principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2007 resulting from our increased underwriting activities.

Shareholders’ Equity

Our shareholders’ equity increased to $605.6 million as of December 31, 2007 from $312.2 million as of December 31, 2006, an increase of 94.0%. The increase is principally attributable to the net proceeds of $255.7 million from our public and private offerings in May 2007 and net income of $35.3 million for the year ended December 31, 2007.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. All of our operations are conducted through our reinsurance subsidiary, Greenlight Re, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs which are principally related to the payment of administrative expenses. There are restrictions on Greenlight Re’s ability to pay dividends which are described in more detail below. It is our initial policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income, including realized gains. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested with our investment advisor to invest in accordance with our investment guidelines. Our investment portfolio is primarily comprised of publicly-traded securities, which we classify as trading securities and can be liquidated to meet current liabilities. We believe that we have sufficient flexibility to liquidate the long securities that we own in a rising market to generate liquidity. Similarly, we can generate liquidity in a declining market from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the year ended December 31, 2007, we used $273.7 million in net cash flow from operations. Since we classify our investments in securities as trading, U.S. GAAP requires that all cash flows relating to our investment portfolio be classified as an operating activity. As such, the proceeds from our initial public offering which were invested result in a significant cash outflow being reported for operating activities. For the year ended December 31, 2007, the proceeds from the initial public offering generated net proceeds of $255.7 million. There were no cash flows reported for investing activities during the year ended December 31, 2006.

As of December 31, 2007, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently the minimum net worth requirement for Greenlight Re is $120,000. As of December 31, 2007 Greenlight Re exceeded the minimum required by $605.5 million. By law, Greenlight Re is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Greenlight Re is not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers we anticipate that all of our

U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof. Accordingly, we have established letter of credit facilities in the aggregate amount of $425.0 million, which we believe is sufficient to support expected collateral needs during 2008. We intend to increase these facilities or obtain additional letter of credit facilities in 2008. As of December 31, 2007, $76.5 million in letters of credit were issued. Under the letter of credit facilities, we provide collateral that may consist of equity securities. The letter of credit facilities agreements contain various covenants that, in part, restrict Greenlight Re’s ability to place a lien or charge on the pledged assets and further restricts Greenlight Re’s ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to us.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that current level of capital and internally generated funds, will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. However, we cannot provide assurances, that in the future we will not be required to incur indebtedness to implement our business strategy, pay claims or make acquisitions. We have not made any significant capital expenditures during the period from inception to December 31, 2007.

We have been assigned a financial strength rating of ‘‘A− (Excellent)’’ by A.M. Best. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our rating may be revised or revoked at the sole discretion of the rating agency.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating lease obligations	$262	$95	$167	$—	$—
Specialist service agreement	1,701	575	976	150	—
Private equity investments(1)	2,018	2,018	—	—	—
Loss and loss adjustment expense reserves(2)	42,377	26,231	9,778	1,728	4,640
Total	$46,358	$28,919	$10,921	$1,878	$4,640

(1)	We have made total commitments of $10.5 million to two separate private equity investments. As of December 31, 2007, we have invested $8.5 million of this amount, and our remaining commitments to these investments total $2.0 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy on when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(2)	Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is provided in the accompanying consolidated financial statements.

On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the investment agreement is January 1, 2008 through December 31, 2010, with automatic three-year renewals unless either Greenlight Re or DME Advisors terminate the agreement by giving 90 days notice prior to the end of the three year term. Concurrent with the execution of the investment agreement, we terminated the advisory agreement with DME Advisors.

Effective January 15, 2008, we entered into a subscription agreement as a limited partner with a commitment to invest $12.7 million in a partnership as part of our investment strategy.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio and those disclosed in the consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

We believe we are principally exposed to five types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk; and

•	effects of inflation.

Equity Price Risk.    As of December 31, 2007, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2007, a 10% decline in the price of each of these equity securities and equity-based derivative instruments would result in a $26.3 million, or 3.9%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk.    Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2007, we have no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of December 31, 2007, our total exposure to foreign denominated securities was approximately $266.0 million, or 39.9%, of our investment portfolio, including cash and cash equivalents. As of December 31, 2007, a 10% increase in the value of the U.S. dollar against select foreign currencies would result in a $26.6 million decline, or 4.0%, in the value of the investment portfolio. A summary of our total net exposure to foreign denominated securities as of December 31, 2007 is as follows:

Original Currency	US$ Equivalent Fair Value
($ in thousands)
European Union euro	$232,679
British pound	22,053
Korean won	11,273
Other	41
Total	$266,046

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and should not be relied on as indicative of future results.

Subsequent to December 31, 2007, our currency exposure to Euro denominated securities was partially hedged using a currency hedge. As of March 14, 2008, approximately EUR 150.0 million was hedged.

Interest Rate Risk.    Our investment portfolio has historically held a very small portion of fixed-income securities, which we classify as trading securities but may in the future include significant exposure to corporate debt securities, including debt securities of distressed companies. The primary market risk exposure for any fixed-income security is interest rate risk, primarily U.S. interest rate risk. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Additionally, some of our equity investments may also be credit sensitive and their value may fluctuate with changes in interest rates.

Credit Risk.    We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, we hold the securities of our investment portfolio with several prime brokers and have credit risk from the possibility that one or more of them may default in their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

Effects of Inflation.    We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with any accountants regarding accounting and financial disclosure for the period since the Company’s incorporation on July 13, 2004 through the date of this filing.

On December 12, 2006, our Audit Committee determined that our relationship with KPMG should cease due to certain continuing financial arrangements between KPMG and the chairman of our Audit Committee who was formerly a partner at KPMG which may have presented an issue with respect to KPMG’s independence upon consummation of our initial public offering. To avoid this issue, we dismissed KPMG as our auditors. Subsequently, the Audit Committee appointed BDO Seidman, LLP as our independent auditors. During the fiscal years ended December 31, 2005 and December 31, 2004 and the interim period ending on December 12, 2006, there were no (i) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report or (ii) ‘‘reportable events’’ as such term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected.

Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b) of the Exchange Act, prior to filing this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our annual report on Form 10-K for our fiscal year ending December 31, 2008. In our annual report on Form 10-K for the fiscal year ending December 31, 2008, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulations 14A, which proxy statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulations 14A, which proxy statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulations 14A, which proxy statement is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulations 14A, which proxy statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulations 14A, which proxy statement is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3(i)	Third Amended and Restated Memorandum and Articles of Association of Greenlight Re, Ltd. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-139993)
4.1	Form of Specimen Certificate of Class A Ordinary Shares (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-139993)
4.2	Share Purchase Option, dated August 11, 2004, by and between the Registrant and First International Capital Holdings, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-139993)
10.1	$200,000,000 Letter of Credit Facility, dated October 12, 2005, by Citibank, N.A. to Greenlight Reinsurance, Ltd., as amended (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-139993)
10.2	Letter of Credit Facility amendment letter dated November 2, 2007 and acknowledged and accepted on November 8, 2007 between Greenlight Reinsurance, Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007)
10.3	Letter of Credit Agreement dated June 6, 2007 between Greenlight Reinsurance, Ltd. and Bank Austria Cayman Islands Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2007)
10.4	Form of Securities Purchase Agreement for Class A Ordinary Shares by and between the Registrant and each of the subscribers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-139993)
10.5	Promissory Note, dated August 11, 2004, for $24,500,000 by and between the Registrant, as payee, and Greenlight Capital Investors, LLC, as maker (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-139993)
10.6	Second Amended and Restated Investment Advisory Agreement, dated January 1, 2007, by and between Greenlight Reinsurance, Ltd. and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement No. 333-139993)
10.7	Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. (for limited purpose) and DME Advisors dated as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008)
10.8	Termination Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. and DME Advisors, LP dated as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008)
10.9	Greenlight Capital Re, Ltd. Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-139993)
10.10	Form of Restricted Stock Award Agreement by and between the Registrant and the Grantee (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-139993)
10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993)

Exhibit Number		Description of Exhibit
10.12		Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-139993)
10.13		Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Award (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement No. 333-139993)
10.14		Form of Shareholders’ Agreement, dated August 11, 2004, by and among the Registrant and each of the subscribers (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-139993)
10.15		Administration Agreement, dated August 11, 2004, between the Registrant and HSBC Financial Services (Cayman) Limited (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-139993)
10.16		Administration Agreement, dated August 11, 2004, between Greenlight Reinsurance, Ltd. and HSBC Financial Services (Cayman) Limited (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement No. 333-139993)
10.17		Form of Deed of Indemnity between the Registrant and each of its directors and certain of its officers (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-139993)
10.18		Amended and Restated Employment Agreement, dated January 10, 2007, by and among the Registrant, Greenlight Reinsurance, Ltd. and Leonard Goldberg (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement No. 333-139993)
10.19		Employment Agreement, dated May 1, 2006, by and among the Registrant, Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement No. 333-139993)
10.20		Employment Agreement, dated December 12, 2005, by and between Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement No. 333-139993)
10.21		Lease, dated August 25, 2005, by and between Greenlight Reinsurance, Ltd. and Grand Pavilion Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement No. 333-139993)
10.22		Concurrent Private Placement Stock Purchase Agreement for Class B Ordinary Shares, dated January 11, 2007, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement No. 333-139993)
10.23		Service Agreement, dated as of February 21, 2007 between DME Advisors, LP and Greenlight Capital Re, Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-139993)
10.24	†	Multiple Line Quota Share Reinsurance Agreement, effective as of October 1, 2006, between First Protective Insurance Company and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement No. 333-139993)
21.1		Subsidiaries of the registrant
23.1		Consent of BDO Seidman, LLP
24.1		Power of Attorney (included on the signature page of this filing)

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Charter of the Audit Committee

†	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Leonard Goldberg
Leonard Goldberg Chief Executive Officer
Date: March 18, 2008

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Leonard Goldberg, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this annual report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this annual report on Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director & Chief Executive Officer (principal executive officer)
Date: March 18, 2008	Date: March 18, 2008
/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
Date: March 18, 2008	Date: March 18, 2008
/s/ JEROME SIMON	/s/ JOSEPH P. PLATT
Jerome Simon Director	Joseph P. Platt Director
Date: March 18, 2008	Date: March 18, 2008
/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
Date: March 18, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd. and Subsidiary
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
March 17, 2008

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006
Assets
Investments in securities
Fixed maturities, trading at fair value	$1,520	$—
Equity investments, trading at fair value	570,440	238,374
Other investments, at estimated fair value	18,576	5,148
Total investments in securities	590,536	243,522
Cash and cash equivalents	64,192	82,704
Restricted cash and cash equivalents	371,607	154,720
Financial contracts receivable, at fair value	222	—
Reinsurance balances receivable	43,856	19,622
Loss and loss adjustment expense recoverables	6,721	—
Deferred acquisition costs	7,302	16,282
Unearned premiums ceded	8,744	—
Other assets	965	1,758
Total assets	$1,094,145	$518,608
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$332,706	$124,044
Financial contracts payable, at fair value	17,746	8,640
Loss and loss adjustment expense reserves	42,377	4,977
Unearned premium reserves	59,298	47,546
Reinsurance balances payable	19,140	4,236
Funds withheld	7,542	—
Other liabilities	2,869	2,374
Performance fee payable to related party	6,885	14,624
Total liabilities	488,563	206,441
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,847,787 (2006: 16,507,228): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2006: 5,050,000))	3,610	2,156
Additional paid-in capital	476,861	219,972
Retained earnings	125,111	90,039
Total shareholders’ equity	605,582	312,167
Total liabilities and shareholders’ equity	$1,094,145	$518,608

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006	2005
Revenues
Gross premiums written	$127,131	$74,151	$—
Gross premiums ceded	(26,150)	—	—
Net premiums written	100,981	74,151	—
Change in net unearned premium reserves	(2,934)	(47,546)	—
Net premiums earned	98,047	26,605	—
Net investment income	27,642	58,509	27,934
Interest income on related party promissory note receivable	—	1,034	1,323
Total revenues	125,689	86,148	29,257
Expenses
Loss and loss adjustment expenses incurred, net	39,507	9,671	—
Acquisition costs	38,939	10,415	—
General and administrative expenses	11,918	9,063	2,992
Total expenses	90,364	29,149	2,992
Net income	$35,325	$56,999	$26,265
Earnings per share
Basic	$1.17	$2.67	$1.24
Diluted	1.15	2.66	1.24
Weighted average number of ordinary shares used in the determination of
Basic	30,311,639	21,366,140	21,226,868
Diluted	30,813,243	21,457,443	21,265,801

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006	2005
Ordinary share capital
Balance – beginning of year	$2,156	$2,123	$2,122
Issue of Class A ordinary share capital	1,191	33	1
Issue of Class B ordinary share capital	263	—	—
Balance – end of year	$3,610	$2,156	$2,123
Additional paid-in capital
Balance – beginning of year	$219,972	$212,871	$212,127
Issue of Class A ordinary share capital	207,144	4,237	(1)
Issue of Class B ordinary share capital	49,737	—	—
Options repurchased	(247)	—	—
Options and awards expense	2,884	2,864	745
Initial public offering expenses	(2,629)	—	—
Balance – end of year	$476,861	$219,972	$212,871
Related party promissory note receivable
Balance – beginning of year	$—	$(16,212)	$(24,500)
Principal repayments received	—	16,212	8,288
Balance – end of year	$—	$—	$(16,212)
Retained earnings
Balance – beginning of year	$90,039	$33,040	$6,775
Net income	35,325	56,999	26,265
Options repurchased	(253)	—	—
Balance – end of year	$125,111	$90,039	$33,040
Total shareholders’ equity	$605,582	$312,167	$231,822

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006	2005
Cash (used in) provided by
Operating activities
Net income	$35,325	$56,999	$26,265
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net change in unrealized gains on securities	(23,719)	(12,499)	(22,202)
Net realized gains on securities	(13,215)	(65,692)	(12,544)
Stock options and awards expense	2,884	2,864	745
Depreciation	40	20	2
Purchases of securities	(1,044,933)	(244,645)	(174,138)
Sales of securities	943,515	335,051	148,249
Change in
Restricted cash and cash equivalents	(216,887)	(55,001)	(2,928)
Financial contracts receivable, at fair value	(222)	—	—
Reinsurance balances receivable	(24,234)	(19,622)	—
Loss and loss adjustment expense recoverables	(6,721)	—	—
Deferred acquisition costs	8,980	(16,282)	—
Unearned premiums ceded	(8,744)	—	—
Other assets	753	(308)	(682)
Financial contracts payable, at fair value	9,106	7,918	722
Loss and loss adjustment expense reserves	37,400	4,977	—
Unearned premium reserves	11,752	47,546	—
Reinsurance balances payable	14,904	4,236	—
Funds withheld	7,542	—	—
Other liabilities	495	1,483	685
Performance fee payable to related party	(7,739)	7,642	4,095
Net cash (used in) provided by operating activities	(273,718)	54,687	(31,731)
Investing activities
Purchase of fixed assets	—	(200)	(40)
Proceeds on disposal of fixed assets	—	38	—
Net cash used in investing activities	—	(162)	(40)
Financing activities
Net proceeds from share issue	255,706	4,270	—
Options repurchased	(500)	—	—
Collection of related party promissory note receivable	—	16,212	8,288
Net change in interest receivable on related party promissory note receivable	—	479	37
Net cash provided by financing activities	255,206	20,961	8,325
Net (decrease) increase in cash and cash equivalents	(18,512)	75,486	(23,446)
Cash and cash equivalents at beginning of the year	82,704	7,218	30,664
Cash and cash equivalents at end of the year	$64,192	$82,704	$7,218
Supplementary information
Interest paid in cash	$3,699	$2,121	$518
Interest received in cash	15,130	1,513	2,676

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

1.    DESCRIPTION OF BUSINESS

Greenlight Capital Re, Ltd. (‘‘GLRE’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (the ‘‘Subsidiary’’), provides global specialty property and casualty reinsurance. The Subsidiary has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share as part of a private placement.

The Class A ordinary shares of GLRE are listed on the Nasdaq Global Select Market under the symbol ‘‘GLRE’’.

As used herein, the ‘‘Company’’ refers collectively to GLRE and the Subsidiary.

2.    Significant accounting policies

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The significant accounting policies adopted by the Company are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of the Subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the year. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and certain short-term, highly liquid investments with original maturity dates of three months or less.

Premium Revenue Recognition

The Company accounts for reinsurance contracts in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 60, ‘‘Accounting and Reporting by Insurance Enterprises,’’ and SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.’’ In the event that a reinsurance contract does not transfer sufficient risk, deposit accounting is used and the contract is reported as a deposit liability. There have been no contracts to date requiring deposit accounting.

The Company writes excess of loss contracts as well as quota-share contracts. The Company estimates the ultimate premiums for the entire contract period. These estimates are based on information received from the ceding companies and estimates from actuarial pricing models used by

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota-share contracts, the premiums are recorded as written as a pro-rata portion of the ultimate estimated premiums relating to the risks underwritten during the reporting period.

Premiums are recorded when written and include an estimate for premiums receivable at period end. Changes in premium estimates on both excess of loss and quota-share contracts are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume is obtained. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.

Premiums written are generally recognized as earned over the contract period in proportion to the period of protection. Unearned premiums consist of the unexpired portion of reinsurance provided.

Reinsurance Premiums Ceded

The Company reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and the Company does not hold security for their unpaid obligations.

Ceded premiums are written during the period in which the risks incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of reinsurance obtained.

Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred and amortized over the same period as premiums earned, and are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income. Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Funds Withheld

Funds withheld include reinsurance balances retained from retrocessionaires for a period of time in accordance with the contract terms. The Company may incur interest expense during the period these funds are withheld.

Loss and Loss Adjustment Expense Reserves and Recoverables

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, historical experience as well as the Company’s own actuarial estimates. These estimates are reviewed periodically and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss and loss adjustment expense recoverables include the amounts due from retrocessionaires for paid and unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance recoverables when recovery becomes unlikely.

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

For securities classified as trading securities, any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the consolidated statements of income.

For securities for which exchange quotations are not readily available, any realized and unrealized gains or losses are determined on the basis of the specific identification method. Realized gains and losses are reported in net investment income in the consolidated statements of income. Unrealized gains and losses, if any, are included in accumulated other comprehensive income as a separate component of shareholders’ equity. A decline in market value of a security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis of the security.

Dividend income and expense are recorded on the ex-dividend date. Ex-dividend date is the date as of when the underlying security must have been traded to be eligible for the dividend declared.

Interest income and interest expense are recorded on an accrual basis.

Investments in Options

Amounts invested in exchange traded and over-the-counter call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired option contracts are recorded at fair market value, which is based upon the last quoted prices of the call and put options and included in other investments on the consolidated balance sheets. Realized and unrealized gains and losses are included in net investment income in the consolidated statements of income.

Investments in Total Return Swap Agreements

Total return swap agreements, included in financial contracts receivable or payable, are derivative financial instruments entered into whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair market value movements of the underlying security together with any other payments due. These contracts are carried at estimated fair value, with the resultant unrealized gains and losses reflected in net investment income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the consolidated statements of income.

Derivative Financial Instruments

SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. Derivative financial instrument assets are generally included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company’s derivatives do not constitute hedges for financial reporting purposes.

Share-Based Compensation

The Company has established a stock incentive plan for directors, employees and consultants. In addition, the Company granted share purchase options in 2004 to a service provider in exchange for services received (see note 9).

In 2004, the Company adopted SFAS No. 123 (Revised 2004) (‘‘SFAS 123R’’), ‘‘Share-Based Payment,’’ to account for the Company’s stock incentive plan. SFAS 123R requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. Due to the limited history of the Company, the Company also uses the ‘‘calculated value method’’ which relies on historical industry volatility and uses the full life of the option, ten years, as the estimated term of the option. The Company uses a sample peer group of companies in the reinsurance industry to calculate the historical volatility. Additionally, the Company has assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to the Company’s estimation of volatility which requires the most judgment due to the Company’s limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Service provider share purchase options are expensed in the consolidated statements of income when services are rendered. For share purchase options issued under the employee stock incentive plan, compensation cost is calculated and expensed over the vesting periods on a graded vesting basis (see note 9).

Foreign Exchange

The reporting currency of the Company and all its subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

Monetary assets and liabilities in foreign currencies at the balance sheet date are translated at the exchange rate in effect at the balance sheet date and translation exchange gains and losses, if any, are included in the consolidated statements of income.

Other Assets

Other assets consist primarily of investment income receivable, prepaid expenses and fixed assets. Fixed assets comprising of computer software, are recorded at cost and depreciated over the estimated useful life of three years using the straight-line method.

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals. Also included in other liabilities are accruals for professional fees and other general expenses.

Comprehensive Income

The Company has no comprehensive income other than the net income disclosed in the consolidated statements of income and any significant unrealized gains or losses on unlisted investments.

Earnings Per Share

Basic earnings per share is based on weighted average ordinary shares outstanding and excludes dilutive effects of stock options and stock awards. Diluted earnings per share assumes the exercise of all dilutive stock options and stock awards using the treasury stock method.

	2007	2006	2005
Weighted average shares outstanding	30,311,639	21,366,140	21,226,868
Effect of dilutive service provider stock options	161,109	89,093	36,859
Effect of dilutive employee and director options and stock awards	340,495	2,210	2,074
	30,813,243	21,457,443	21,265,801

There were 50,000, 1,131,000 and 530,000 anti-dilutive stock options outstanding as of December 31, 2007, 2006 and 2005, respectively.

Segment Information

Under SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’ (‘‘SFAS 131’’), operating segments are based on the internal organization management uses for allocating resources to and assessing performance as the source of the Company’s reportable segments.

The Company manages its business on the basis of one operating segment, Property and Casualty Reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS 131.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

any new fair value measurements but applies whenever other standards require or permit assets or liabilities to be measured at fair value. This Statement was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The effect of the Statement’s implementation is not expected to be material to the Company’s consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Company beginning January 1, 2008 with early adoption permitted beginning January 1, 2007, subject to certain conditions. The Company did not early adopt SFAS No, 159 and the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

Additionally, SFAS No. 159 amends SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ such that cash flows relating to trading securities must be classified in the Consolidated Statement of Cash Flows based on the nature and purpose for which the securities were acquired. Currently, the Company classifies cash flows from trading securities as operating activities. The Company anticipates that cash flows relating to trading securities may be classified as investing activities rather than operating activities beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised), ‘‘Business Combinations.’’ SFAS 141 (Revised) is effective for acquisitions during the years beginning after December 15, 2008 and early adoption is prohibited. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation will depend upon the extent and magnitude of acquisitions, if any, after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.’’ SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the years presented.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

3.	Financial Instruments

In the normal course of its business, the Company purchases and sells various financial instruments which include listed and unlisted bonds, equities, futures, put and call options and similar instruments sold, not yet purchased. These financial instruments may result in market and credit risks, the amounts of which are not apparent from the financial statements.

The Company is exposed to market risk including interest rate and foreign exchange fluctuations on financial instruments that are valued at market prices. Market movements can be volatile and difficult to predict. This may affect the ultimate gains or losses realized upon the sale of its holdings. Management utilizes the services of the Company’s investment advisor to monitor the Company’s positions to reduce the risk of potential loss due to changes in market values.

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments and investments sold, not yet purchased during 2007 were $13.2 million (2006: $65.7 million, 2005: $12.5 million). Gross realized gains were $101.4 million (2006: $77.2 million, 2005: $29.8 million) and gross realized losses were $88.2 million (2006: $11.5 million, 2005: $17.3 million).

At December 31, 2007, investments with a fair market value of $148.9 (2006: $193.9 million) have been pledged as security against letters of credit issued.

At December 31, 2007, the Company’s investments in excess of 10% of shareholders’ equity were investments in Criteria CaixaCorp S.A. and Arkema with a fair value of $74.2 million and $61.4 million, respectively (2006: Lanxess AG with fair value of $34.0 million).

Investments in Securities

Fixed maturities, trading

At December 31, 2007, included in fixed maturities, are the following investments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair market value
Corporate debt – U.S	$1,458	$78	$(16)	$1,520

The maturity distribution for fixed maturities held at December 31, 2007 is as follows:

	Cost/ amortized cost	Fair market value
Within one year	$—	$—
From one to five years	292	289
From five to ten years	788	866
More than ten years	378	365
	$1,458	$1,520

The Company had no investments in fixed maturities at December 31, 2006.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

Investment in Equity Securities, Trading

At December 31, 2007 and 2006, included in investment securities, trading are the following long positions:

2007	Cost	Unrealized gains	Unrealized losses	Fair market value
Equities – listed	$561,419	$53,957	$(44,936)	$570,440

2006	Cost	Unrealized gains	Unrealized losses	Fair market value
Equities – listed	$173,597	$69,883	$(5,106)	$238,374

Other Investments

Other investments include options as well as debt and equities for which fair value is not readily determined. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For over the counter (‘‘OTC’’) options the dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. At December 31, 2007, the Company had entered into OTC options, all of which were also available as exchange traded options, with fair market value of $243 (2006: $0). At December 31, 2007 all OTC options were entered into with large U.S. financial institutions and management does not anticipate any credit risk to be material.

At December 31, 2007, included in other investments are the following securities:

	Cost	Unrealized gains	Unrealized losses	Fair market value
Equities – unlisted	$10,932	$150	$(247)	$10,835
Call options	1,943	776	(1,409)	1,310
Put options	2,821	3,266	(1,182)	4,905
Futures	—	1,526	—	1,526
	$15,696	$5,718	$(2,838)	$18,576

At December 31, 2006, included in other investments are the following securities:

	Cost	Unrealized gains	Unrealized losses	Fair market value
Equities – unlisted	$4,032	$—	$(28)	$4,004
Call options	367	352	—	719
Put options	123	—	(123)	—
Futures	—	425	—	425
	$4,522	$777	$(151)	$5,148

During the years ended December 31, 2007, 2006 and 2005, other-than-temporary impairment losses on unlisted equities of $323, $1,454 and $1,453 respectively, were reported and included in net realized gains on securities under net investment income in the consolidated statements of income.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

Investments in Securities Sold, Not Yet Purchased

	2007 Fair market value	2006 Fair market value
Equities	$332,706	$124,043
Options	—	1
	$332,706	$124,044

Securities sold, not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle its obligations. To sell a security, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day the transaction is open, the liability for the obligation to replace the borrowed security is marked-to-market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities.

At December 31, 2007 and 2006, the Company’s investment portfolio includes the following equities sold, not yet purchased:

2007	Proceeds	Unrealized gains	Unrealized losses	Fair market value
Equities – listed	$394,988	$(73,379)	$11,097	$332,706

2006	Proceeds	Unrealized gains	Unrealized losses	Fair market value
Equities – listed	$111,635	$(6,350)	$18,758	$124,043

At December 31, 2007, there were no call and put options written included in the securities sold, not yet purchased. At December 31, 2006, included in the securities sold, not yet purchased are the following call and put options written:

2006	Proceeds	Unrealized gains	Unrealized losses	Fair market value
Call options	$—	$—	$—	$—
Put options	53	—	(52)	1
	$53	$—	$(52)	$1

Investment in Total Return Swap Financial Contracts

During the years ended December 31, 2007 and 2006, the Company entered into total return swap financial contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair market value of the underlying security. Each total return swap financial contract relates to a specified security.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

The fair value of financial contracts outstanding at December 31, 2007 is as follows:

Underlying security	Position	Listing currency	Fair market value of underlying	Net Assets/ (Obligations) on swap contracts
Commodities	Short	USD	108	$108
Non-U.S. equities – listed	Long	CAD	512	114
Total financial contracts receivable, at fair value				$222
Equities – listed	Long	USD	31,368	$(10,315)
Commodities	Short	USD	(7,431)	(7,431)
Total financial contracts payable, at fair value				$(17,746)

The fair value of financial contracts outstanding at December 31, 2006 is as follows:

Underlying security	Position	Listing currency	Fair market value of underlying	Net Assets/ (Obligations) on swap contracts
Equities – listed	Long	USD	$30,904	$(5,977)
Non-U.S. Equities – listed	Short	JPY	(10,285)	(1,909)
Non-U.S. Equities – listed	Short	SEK	(2,586)	(754)
Total financial contracts payable, at fair value				$(8,640)

The Company is subject to market risk on the underlying security as the Company may incur an obligation if the market price of the security changes. Management utilizes the services of the Company’s investment advisor to monitor the Company’s positions to reduce the risk of potential loss.

4.    CASH AND CASH EQUIVALENTS

	2007	2006
Cash at banks	$2,306	$3,291
Cash held with brokers	1,888	72,864
Money market funds held with brokers	59,998	6,549
	$64,192	$82,704

Due to the short term nature of cash and cash equivalents, management believes the above noted carrying values approximate their fair market value.

5.    RESTRICTED CASH AND CASH EQUIVALENTS

The Company is required to maintain certain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased. The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased. Swap counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying security.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2007	2006
Cash held by prime brokers	$332,998	$126,275
Cash held by swap counter-parties	38,609	28,445
	$371,607	$154,720

The net change in restricted cash and cash equivalents relating to securities sold, not yet purchased and swaps is reported as an operating activity in the consolidated statements of cash flows.

6.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2007	2006
Gross balance at January 1	$4,977	$—
Less: Losses recoverable	—	—
Net balance at January 1	4,977	—
Incurred losses related to:
Current year	40,584	9,671
Prior year	(1,077)	—
Total incurred	39,507	9,671
Paid losses related to:
Current year	(7,126)	(4,694)
Prior year	(1,702)	—
Total paid	(8,828)	(4,694)
Net balance at December 31	35,656	4,977
Add: Losses recoverable	6,721	—
Gross balance at December 31	$42,377	$4,977

The decrease in incurred losses related to prior year was primarily as a result of lowered expected ultimate losses due to favorable loss development and commutation of certain contracts with no reported losses.

At December 31, 2007 and 2006, loss and loss adjustment expense reserves were comprised of the following:

	2007	2006
Case reserves	$1,712	$1,058
IBNR	40,665	3,919
Total	$42,377	$4,977

7.    RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. The Company currently has in place coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the year ended December 31, 2007, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

$13.4 million (2006: $0). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At December 31, 2007, the Company had loss recoverables of $1.3 million (2006: $0) with retrocessionaires rated ‘‘A (Excellent)’’ or higher by A.M. Best Company. Additionally, the Company has loss recoverables of $5.4 million (2006: $0) with unrated retrocessionaires. At December 31, 2007, the Company retains funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had no provision for uncollectible losses recoverable. The Company did not purchase any retrocessional coverage in 2006.

8.    Share capital

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2007, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

The Third Amended and Restated Memorandum and Articles of Association (the ‘‘Articles’’) provides that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote an amount of shares which would cause any United States person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

Pursuant to the Shareholders’ Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders, the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders’ Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to become registered. The Shareholders’ Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders’ Agreement are not deemed to be liabilities; therefore, there has been no recognition in the financial statements of the registration rights granted pursuant to the Shareholders’ Agreement.

Shares authorized for issuance are comprised of 350,000 (2006: 400,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 2,000,000 (2006: 1,273,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. The stock incentive plan is administered by the compensation committee of the Board of Directors.

During the year ended December 31, 2004, the Company issued 5,050,000 Class B ordinary shares valued at $50.5 million to Greenlight Capital Investors, LLC (‘‘GCI’’), an affiliated company. The Company received $26.0 million in cash and the remaining balance of $24.5 million was secured by a promissory note receivable which provided that GCI was to pay interest calculated as the one-year London Interbank Offered Rate (‘‘LIBOR’’) plus 3% per annum and accrued daily. Interest was to be paid annually on the promissory note anniversary date, and the principal was to be repaid no later

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

than August 11, 2009. During the year ended December 31, 2006, GCI repaid the remaining principal balance of $16.2 million (2005: $8.3 million) and $1.5 million (2005: $1.4 million) of interest relating to the promissory note receivable.

On January 10, 2007, 1,426,630 Class B ordinary shares were transferred from GCI to its underlying owners and automatically converted into an equal number of Class A ordinary shares on a one-for-one basis, upon transfer. The remaining 3,623,370 Class B ordinary shares were transferred from GCI to David Einhorn, the Chairman of the Company’s Board of Directors and a principal shareholder of the Company, and remained as Class B ordinary shares.

On May 30, 2007, the Company completed the sale of 11,787,500 Class A ordinary shares at $19.00 per share in an initial public offering. Included in the 11,787,500 shares sold were 1,537,500 shares purchased by the underwriters to cover over-allotments. Concurrently, 2,631,579 Class B ordinary shares were sold at $19.00 per share to David Einhorn as part of a private placement. The net proceeds to the Company of the initial public offering and private placement were approximately $255.7 million after the deduction of underwriting fees and other offering expenses.

During the year ended December 31, 2006, 318,900 Class A ordinary shares were issued to certain directors and employees for a total cash consideration of $4.1 million.

The following table is a summary of common voting shares issued and outstanding:

	2007		2006		2005
As at December 31,	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	16,507,228	5,050,000	16,181,666	5,050,000	16,175,000	5,050,000
Issue of ordinary shares	11,913,929	2,631,579	325,562	—	6,666	—
Transfer from Class B to Class A	1,426,630	(1,426,630)	—	—	—	—
Balance – end of year	29,847,787	6,254,949	16,507,228	5,050,000	16,181,666	5,050,000

The Subsidiary is subject to a minimum shareholder’s equity balance of $120 as determined by the Cayman Islands Monetary Authority.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes stock options expense and stock awards earned not yet issued.

9.    STOCK COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of December 31, 2007, the Company had reserved for issuance 2,000,000 Class A ordinary shares (2006: 1,273,000) for eligible participants.

Service Provider Share Purchase Options

An affiliate of GCI entered into a consulting agreement (the ‘‘Consulting Agreement’’) with First International Securities Ltd. (‘‘First International’’) in August 2002. First International received a cash payment of $75 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share. On December 24, 2007, the Company repurchased 50,000 share purchase options at a price of $10 per option.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the year ended December 31, 2007, 108,160 restricted shares of Class A ordinary shares were issued to employees as part of the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 15, 2010, subject to the grantee’s continued service with the Company. The Company also issued to certain directors, 13,264 restricted shares of Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to certain directors contain similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the shares’ issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

During the year ended December 31, 2004, certain directors each received a stock award of 5,000 Class A ordinary shares, vesting equally over three years. The directors each paid five hundred dollars to acquire the right to the stock award. During the year ended December 31, 2007, 5,005 (2006: 6,662, 2005: 6,666) shares vested and were issued to the directors and as a result, $50 (2006: $67, 2005: $67) has been expensed and added to shareholders’ equity. During the year ended December 31, 2007, 1,667 awards (2006: nil, 2005: nil) were forfeited resulting from a director’s resignation.

The Company recorded $609 of share-based compensation expense relating to restricted shares for the year ended December 31, 2007 (2006: $0, 2005: $0). As of December 31, 2007, there was $1,286 of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 2.23 years. For the year ended December 31, 2007, the total fair value of restricted shares vested was $0 (2006: $0, 2005: $0).

The restricted share award activity during 2007 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2006	6,672	$10.00
Granted	121,424	16.43
Vested	(5,005)	10.00
Forfeited	(1,667)	10.00
Balance at December 31, 2007	121,424	$16.43

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

Employee and Director Stock Options

During the year ended December 31, 2007, the Company granted 50,000 Class A ordinary share purchase options to an employee (2006: 601,000 Class A ordinary share purchase options to certain directors and employees). These options vest over three years and expire 10 years from grant date. The Company uses the Black-Scholes option pricing model to determine the valuation of these options and has applied the assumptions set forth in the following table.

	2007	2006	2005
Risk free rate	4.79%	4.36% – 5.14%	4.36%
Estimated volatility	30%	30%	30%
Expected term	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Per option fair value using above assumptions	$10.18	$5.57 – $7.18	$5.57

If actual results differ significantly from these estimates and assumptions, particularly in relation to management’s estimation of volatility which requires the most judgment due to the Company’s limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2007 related to employee and director stock options was $2.3 million (2006: $2.9 million, 2005: $0.7 million). At December 31, 2007, the total compensation cost related to non-vested options not yet recognized was $1.4 million (2006: $3.2 million, 2005: $2.3 million) to be recognized over a weighted average period of 1.09 years (2006: 2.01 years, 2005: 2.63 years) assuming the employees complete their service period for vesting of the options.

Employee and director stock option activity during years ended December 31, 2006 and 2007 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2005	530,000	$11.12	$5.57
Granted	601,000	12.47	6.40
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2006	1,131,000	$11.83	$6.01
Granted	50,000	$19.60	$10.18
Exercised	—	—	—
Forfeited	(2,000)	12.05	6.17
Expired	—	—	—
Balance at December 31, 2007	1,179,000	$12.19	$6.20

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

At December 31, 2007, the weighted-average remaining contractual term for options outstanding was 8.09 years (2006: 9.03 years).

At December 31, 2007, 553,000 (2006: 176,667) stock options were exercisable. These options had a weighted-average exercise price of $11.61 (2006: $11.12) and a weighted-average remaining contractual term of 7.90 years (2006: 8.63 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $10.18, (2006: $6.40, 2005: $5.57). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $10,161 and $5,065, respectively (2006: $2,741 and $556). During the year ended December 31, 2007, 553,000 (2006: 183,331, 2005: 6,664) options vested.

10.    NET INVESTMENT INCOME

	2007	2006	2005
Change in net unrealized gains	$23,719	$12,499	$22,202
Net realized gains on securities	13,215	65,692	12,544
Dividend and interest income, net of withholding taxes	22,359	12,213	6,842
Interest and other investment expenses	(4,278)	(2,434)	(698)
Change in financial contracts	(8,884)	(7,918)	(722)
Dividends paid on securities sold, not yet purchased	(3,856)	(2,851)	(2,051)
Investment fees to a related party (see note 13)	(14,633)	(18,692)	(10,183)
	$27,642	$58,509	$27,934

11.    GENERAL AND ADMINISTRATIVE EXPENSES

	2007	2006	2005
General expenses	$9,034	$6,199	$2,247
Stock compensation expense	2,884	2,864	745
	$11,918	$9,063	$2,992

12.    TAXATION

Under current Cayman Islands law, no corporate entity, including the Company, is obligated to pay any taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company or its operations, or to the Class A or Class B ordinary shares or obligations, until February 1, 2025.

13.    Related party transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the ‘‘Investment Agreement’’) with DME Advisors, LP (‘‘DME’’). DME is a related party and an affiliate of David Einhorn.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

Pursuant to the Investment Agreement, a performance fee equal to 20% of the net income of the account managed by DME is payable, subject to a loss carryforward provision, to DME. Included in investment fees (see note 10) is a performance fee of $6.9 million (2006: $14.6 million, 2005: $7.0 million) all of which remains payable at December 31, 2007.

Additionally, pursuant to the Investment Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the account managed by DME is paid to DME. Included in investment fees (see note 10) are management fees of $7.7 million (2006: $4.1 million, 2005: $3.2 million). The investment fees have been fully paid as of December 31, 2007.

Pursuant to the Investment Agreement, the Company has agreed to indemnify DME for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME serving as the Company’s investment advisor. The Company will reimburse DME for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME. During the year ended December 31, 2007, there were no indemnification payments made by the Company.

As disclosed in note 18, effective January 1, 2008, the Company entered into an agreement with DME and concurrently terminated the Investment Agreement.

Service Agreement

In February 2007, the Company entered into a service agreement with DME, pursuant to which DME provides investor relations services to the Company for compensation of $5 per month (plus expenses). The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by the Company or DME. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

Concurrent Private Placement Stock Purchase Agreement

On January 11, 2007, the Company entered into a stock purchase agreement to sell $50 million of Class B ordinary shares to David Einhorn concurrent with an initial public offering. This concurrent private placement which was completed on May 30, 2007, resulted in the purchase of 2,631,579 Class B ordinary shares by David Einhorn at $19.00 per share.

Other Transactions

Included in the consolidated statements of income is interest income of $0 (2006: $1.0 million, 2005: $1.3 million), relating to the related party promissory note issued by GCI in exchange for Class B ordinary shares (see note 8). During 2006, this promissory note was fully repaid by GCI, including both principal and interest.

14.    Commitments and contingencies

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable operating lease agreement to rent office space. The total rent expense for the year ended December 31, 2007 was $90 (2006: $89, 2005: $49).

Specialist Service Agreement

Effective September 1, 2007, the Company entered into a service agreement with a specialist whereby the specialist provides administration and support in developing and maintaining

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider for a minimum period of two years regardless of whether any contracts are bound. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the service provider. If no contracts are bound during the first two years, the agreement may be terminated with no further payment obligations. As of December 31, 2007, the Company had bound one contract under this agreement.

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of December 31, 2007, the Company had commitments to invest an additional $2.0 million (2006: $6.8 million) in private equity investments.

The following is a schedule of future minimum payments required under the above commitments for each of the next five years:

	2008	2009	2010	2011	2012	Total
Operating lease obligations	$95	$99	$68	$—	$—	$262
Specialist service agreement	575	576	400	150	—	1,701
Private equity	2,018	—	—	—	—	2,018
	$2,688	$675	$468	$150	$—	$3,981

Letters of Credit

Effective October 15, 2005, the Company signed a letter of credit agreement with a Standard & Poors AA rated U.S. bank, for a facility of up to $200 million. On November 8, 2007, the Company executed an amendment to this letter of credit facility agreement which increased the existing facility from $200 million to $400 million with retroactive effect as of August 28, 2007. The amended letter of credit facility will be automatically renewed annually unless terminated.

Effective June 6, 2007, the Company signed a letter of credit agreement with a Cayman Islands incorporated bank, for a facility of up to $25 million. The agreement renews automatically each year unless terminated.

At December 31, 2007, letters of credit totaling $76.5 million (2006: $89.2 million) had been issued. At December 31, 2007, investments and cash equivalents with a fair market value of $148.9 million (2006: $193.9) have been pledged as security against letters of credit issued.

Each of the credit facilities requires that the Company comply with covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. The Company was in compliance with all the covenants of each of its letter of credit facilities as of December 31, 2007 and 2006.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of December 31, 2007, the Company was not a party to any litigation or arbitration proceedings.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

15.    SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

During the year ended December 31, 2007, three customers accounted for $41.3 million, $26.1 million and $15.0 million of gross premiums written, representing 32.5%, 20.5% and 11.8%, respectively, of total gross premiums written by the Company. During the year ended December 31, 2006, the gross premiums written included $58.1 from one customer representing 78.3% of total gross premiums written. There were no premiums written during the year ended December 31, 2005.

The following tables provide a breakdown of the Company’s premiums written by line of business and by geographic area of risks insured for the years indicated:

Gross Premiums Written by Line of Business

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	($ in millions)
Property
Commercial lines	$17.6	13.8%	$9.9	13.3%	—	—
Personal lines	41.3	32.5	58.1	78.3	—	—
Casualty
General liability	17.5	13.8	4.4	5.9	—	—
Marine	—	—	1.8	2.5	—	—
Motor liability.	0.8	0.6	—	—	—	—
Professional liability	27.2	21.4	—	—	—	—
Specialty
Health	16.5	13.0	—	—	—	—
Medical malpractice	6.2	4.9	—	—	—	—
	$127.1	100.0%	$74.2	100.0%	—	—

Gross Premiums Written by Geographic Area of Risks Insured

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	($ in millions)
USA	$79.7	62.7%	$64.4	86.9%	—	—
Worldwide(1)	44.7	35.2	4.4	5.9	—	—
Europe	2.1	1.6	3.5	4.8	—	—
Caribbean	0.6	0.5	0.5	0.6	—	—
Japan	—	—	1.4	1.8	—	—
	$127.1	100.0%	$74.2	100.0%	—	—

(1)	‘‘Worldwide’’ risk comprises individual policies that insure risks on a worldwide basis.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

16.    SUBSIDIARY OPERATION

The Company’s consolidated financial statements include the accounts of the Subsidiary. Summarized consolidated financial information for the Subsidiary as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, are presented below.

	December 31, 2007	December 31, 2006
Total assets	$1,094,620	$518,585
Total liabilities	488,563	206,441
Shareholders’ equity	606,057	312,144
Total liabilities and shareholders’ equity	$1,094,620	$518,585

	2007	2006	2005
Total revenues	$125,687	$85,132	$27,931
Total expenses	87,430	26,176	1,044
Net income	$38,257	$58,956	$26,887

17.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	2007 Quarter ended
	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$38,064	$65,445	$19,766	$3,856
Gross premiums ceded	(13,743)	(14,534)	(209)	2,336
Net premiums written	24,321	50,911	19,557	6,192
Changes in net unearned premium reserves	(3,400)	(25,939)	11,155	15,250
Net premiums earned	20,921	24,972	30,712	21,442
Net investment income (loss)	(14,381)	19,924	(4,776)	26,875
Total revenues	6,540	44,896	25,936	48,317
Expenses
Loss and loss adjustment expenses incurred, net	8,988	11,138	11,339	8,042
Acquisition costs	7,712	9,515	13,458	8,254
General and administrative expenses	2,980	2,926	3,232	2,780
Total expenses	19,680	23,579	28,029	19,076
Net income (loss)	$(13,140)	$21,317	$(2,093)	$29,241
Earnings (loss) per share
Basic	$(0.61)	$0.78	$(0.06)	$0.81
Diluted	(0.61)	0.76	(0.06)	0.80
Weighted average number of ordinary shares used in the determination of
Basic	21,558,915	27,472,993	35,981,312	35,981,312
Diluted	21,558,915	27,980,421	35,981,312	36,639,928

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2006 Quarter ended
	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$—	$11,662	$24,561	$37,928
Gross premiums ceded	—	—	—	—
Net premiums written	—	11,662	24,561	37,928
Changes in net unearned premium reserves	—	(9,249)	(14,520)	(23,777)
Net premiums earned	—	2,413	10,041	14,151
Net investment income	17,196	7,192	16,641	17,480
Interest income on related party promissory note receivable	289	272	265	208
Total revenues	17,485	9,877	26,947	31,839
Expenses
Loss and loss adjustment expenses incurred, net	—	—	3,008	6,663
Acquisition costs	—	1,093	4,282	5,040
General and administrative expenses	2,015	2,221	2,119	2,708
Total expenses	2,015	3,314	9,409	14,411
Net income	$15,470	$6,563	$17,538	$17,428
Earnings per share
Basic	$0.73	$0.31	$0.82	$0.81
Diluted	0.73	0.31	0.82	0.81
Weighted average number of ordinary shares used in the determination of
Basic	21,227,222	21,346,666	21,396,436	21,485,426
Diluted	21,302,904	21,445,642	21,492,224	21,600,980

18.    SUBSEQUENT EVENTS

(i)    Effective January 1, 2008, the Company terminated the Investment Agreement and entered into an agreement wherein the Company and DME agreed to create a joint venture for the purposes of managing certain jointly held assets. Pursuant to this agreement, there were no changes to the monthly management fees or performance compensation contained in the Investment Agreement.

(ii)    Effective January 15, 2008, the Company entered into a subscription agreement as a limited partner whereby the Company has committed to invest $12.7 million in a partnership as part of the Company’s investment strategy.

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
Summary of Investments — Other than Investments in Related Parties as of December 31, 2007
(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
Fixed maturities, trading at fair value	$1,458	$1,520	$1,520
Equity investments, trading at fair value
Common stocks, listed	561,419	570,440	570,440
Total investments, trading	$562,877	$571,960	$571,960
Other investments, at estimated fair value
Equities, unlisted	$10,932	$10,835	$10,835
Call options	1,943	1,310	1,310
Put options	2,821	4,905	4,905
Futures	—	1,526	1,526
Total other investments	15,696	18,576	18,576
Total investments	$578,573	$590,536	$590,536

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
Condensed Financial Information of Registrant
 Condensed Balance SheetS — Parent company only

(expressed in thousands of U.S. dollars)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$25	$23
Investment in subsidiary	606,057	312,144
Total assets	$606,082	$312,167
Liabilities and shareholders’ equity
Liabilities
Due to subsidiary	$500	$—
Shareholders’ equity
Share capital	3,610	2,156
Additional paid-in capital	476,861	219,972
Retained earnings	125,111	90,039
Total shareholders’ equity	605,582	312,167
Total liabilities and shareholders’ equity	$606,082	$312,167

GREENLIGHT CAPITAL RE, LTD.
Condensed Financial Information of Registrant
 Condensed Statements of Income — parent company only

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2007	2006	2005
Revenue
Investment income	$2	$1,016	$1,326
Expenses
General and administrative expenses	2,934	2,973	1,948
Net loss before equity in earnings of consolidated subsidiary	(2,932)	(1,957)	(622)
Equity in earnings of consolidated subsidiary	38,257	58,956	26,887
Consolidated net income	$35,325	$56,999	$26,265

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
Condensed Financial Information of Registrant
 Condensed Statements of Cash Flows — parent company only

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$35,325	$56,999	$26,265
Adjustments to reconcile net income to cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiary	(38,257)	(58,956)	(26,887)
Stock options and stock awards expense	2,884	2,864	745
Change in other assets	—	—	440
Due to subsidiary	500	—	—
Change in accounts payable and accrued expenses	—	(59)	13
Total operating activities	452	848	576
Investing activity
Contributed surplus to subsidiary	(255,656)	(21,972)	(9,550)
Financing activities
Proceeds from share issue	255,706	4,270	—
Options repurchased	(500)	—	—
Collection of related party promissory note receivable	—	16,212	8,288
Change in interest receivable on related party promissory note receivable	—	479	37
Total financing activities	255,206	20,961	8,325
Net increase (decrease) in cash and cash equivalents	2	(163)	(649)
Cash and cash equivalents at beginning of the year	23	186	835
Cash and cash equivalents at end of the year	$25	$23	$186

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
Supplementary Insurance Information
 As OF and for the Years Ended December 31, 2007, 2006 and 2005

(expressed in thousands of U.S. dollars)

Year and Segment	Deferred acquisition costs	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2007 Property & Casualty	$7,302	$42,377	$59,298	$98,047	$27,642	$39,507	$38,939	$11,918	$127,131
2006 Property & Casualty	$16,282	$4,977	$47,546	$26,605	$58,509	$9,671	$10,415	$9,063	$74,151
2005 Property & Casualty	—	—	—	—	$27,934	—	—	$2,992	—

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY ReINSURANCE INFORMATION
 As OF and for the Years Ended December 31, 2007, 2006 and 2005

(expressed in thousands of U.S. dollars)

Year and Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2007 Property & Casualty	$—	$26,150	$127,131	$100,981	126%
2006 Property & Casualty	—	—	$74,151	$74,151	100%
2005 Property & Casualty	—	—	—	—	—