Form 10-Q
period 2008-03-31
Greenlight Capital Re, Ltd.
filed 2008-05-13
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

(345) 943-4573

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

Non-accelerated filer     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No

Class A Ordinary Shares, $.10 par value	29,979,252
(Class)	(Outstanding as of May 12, 2008)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Investments in securities
Fixed maturities, trading at fair value	$4,296	$1,520
Equity investments, trading at fair value	589,146	570,440
Other investments, at estimated fair value	13,227	18,576
Total investments in securities	606,669	590,536
Cash and cash equivalents	59,657	64,192
Restricted cash and cash equivalents	272,995	371,607
Financial contracts receivable, at fair value	3,961	222
Reinsurance balances receivable	77,363	43,856
Loss and loss adjustment expense recoverables	7,916	6,721
Deferred acquisition costs	15,135	7,302
Unearned premiums ceded	13,257	8,744
Other assets	1,788	965
Total assets	$1,058,741	$1,094,145
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$258,322	$332,706
Financial contracts payable, at fair value	1,880	17,746
Loss and loss adjustment expense reserves	52,139	42,377
Unearned premium reserves	97,892	59,298
Reinsurance balances payable	27,501	19,140
Funds withheld	8,976	7,542
Other liabilities	3,905	2,869
Performance fee payable to related party	—	6,885
Minority interest in joint venture	6,712	—
Total liabilities	457,327	488,563
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,979,252 (2007: 29,847,787); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2007: 6,254,949))	3,623	3,610
Additional paid-in capital	477,430	476,861
Retained earnings	120,361	125,111
Total shareholders’ equity	601,414	605,582
Total liabilities and shareholders’ equity	$1,058,741	$1,094,145

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2008	2007
Revenues
Gross premiums written	$70,766	$38,064
Gross premiums ceded	(9,272)	(13,743)
Net premiums written	61,494	24,321
Change in net unearned premium reserves	(34,002)	(3,400)
Net premiums earned	27,492	20,921
Net investment loss	(5,762)	(14,381)
Total revenues	21,730	6,540
Expenses
Loss and loss adjustment expenses incurred, net	12,124	8,988
Acquisition costs	9,929	7,712
General and administrative expenses	4,460	2,980
Total expenses	26,513	19,680
Net loss before minority interest	(4,783)	(13,140)
Minority interest in loss of joint venture	33	—
Net loss	$(4,750)	$(13,140)
Earnings (loss) per share
Basic	$(0.13)	$(0.61)
Diluted	(0.13)	(0.61)
Weighted average number of Ordinary Shares used in the determination of
Basic	35,981,312	21,558,915
Diluted	35,981,312	21,558,915

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Ordinary share capital
Balance – beginning of period	$3,610	$2,156
Issue of Class A ordinary share capital	13	10
Balance – end of period	$3,623	$2,166
Additional paid-in capital
Balance – beginning of period	$476,861	$219,972
Stock options and awards expense	569	691
Balance – end of period	$477,430	$220,663
Retained earnings
Balance – beginning of period	$125,111	$90,039
Net loss	(4,750)	(13,140)
Balance – end of period	$120,361	$76,899
Total shareholders’ equity	$601,414	$299,728

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2008	2007
Cash provided by (used in) Operating activities
Net loss	$(4,750)	$(13,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized losses on securities and financial contracts	31,913	13,659
Net realized gains on securities and financial contracts	(42,560)	(13,849)
Foreign exchange loss on restricted cash and cash equivalents	15,310	—
Minority interest in loss of joint venture	(33)	—
Stock options and awards expense	582	701
Depreciation	10	10
Purchases of securities	—	(90,642)
Sales of securities	—	92,310
Change in
Restricted cash and cash equivalents	—	(37,207)
Financial contracts receivable, at fair value	—	(20)
Reinsurance balances receivable	(33,507)	(6,254)
Loss and loss adjustment expense recoverables	(1,195)	(2,753)
Deferred acquisition costs	(7,833)	(241)
Unearned premiums ceded	(4,513)	(10,306)
Other assets	(833)	(623)
Financial contracts payable, at fair value	—	15,756
Loss and loss adjustment expense reserves	9,762	11,740
Unearned premium reserves	38,594	13,716
Reinsurance balances payable	8,361	12,004
Funds withheld	1,434	1,638
Other liabilities	1,036	(545)
Performance fee payable to related party	(6,885)	(14,619)
Net cash provided by (used in) operating activities	4,893	(28,665)
Investing activities
Purchases of securities and financial contracts	(383,978)	—
Sales of securities and financial contracts	284,503	—
Restricted cash and cash equivalents	83,302	—
Minority interest in joint venture	6,745	—
Net cash used in investing activities	(9,428)	—
Net decrease in cash and cash equivalents	(4,535)	(28,665)
Cash and cash equivalents at beginning of the period	64,192	82,704
Cash and cash equivalents at end of the period	$59,657	$54,039
Supplementary information
Interest paid in cash	$3,227	$720
Interest received in cash	4,554	2,845

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

1.	GENERAL

Greenlight Capital Re, Ltd. (‘‘GLRE’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. The Company’s wholly owned subsidiary, Greenlight Reinsurance, Ltd. (the ‘‘Subsidiary’’), provides global specialty property and casualty reinsurance. The Subsidiary has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006. In August 2004, GLRE raised gross proceeds of $212.2 million from private placements of Class A and Class B ordinary shares. In May 2007, GLRE raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares as well as an additional $50.0 million from a private placement of Class B ordinary shares.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE.’’

As used herein, the ‘‘Company’’ refers collectively to GLRE and the Subsidiary.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

2.	Significant accounting policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of GLRE and the consolidated financial statements of the Subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation. These condensed consolidated financial statements also include the accounts of the joint venture created between the Company and DME Advisors, LP (‘‘DME’’) effective January 1, 2008. Please refer to Note 6 for more details relating to the joint venture. DME’s share of interest in the joint venture is recorded as minority interest.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is used to support the liability created from securities sold, not yet purchased, as well as net cash from foreign currency transactions. Cash held for the benefit of swap counterparties is used to collateralize the current value of any amounts that may be due to the counterparty under the swap contract.

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

Loss and loss adjustment expense recoverables include the amounts due from retrocessionaires for paid and unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance recoverable when recovery becomes unlikely.

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

Effective January 1, 2008, the Company adopted SFAS No. 157, ‘‘Fair Value Measurements,’’ which establishes a framework for measuring fair value by creating a hierarchy of fair value measurements based on inputs used in deriving fair values. The adoption of SFAS 157 had no material impact to the Company’s results of operations or financial condition as there were no material changes in the valuation techniques used by the Company to measure fair value. The Company’s investments in debt and equity securities that are classified as ‘‘trading securities’’ are carried at fair value. The fair values of the listed equity investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of fixed maturities investments are derived based on inputs that are observable, either directly or indirectly (Level 2 inputs), or on inputs that are unobservable (Level 3 inputs).

The Company’s ‘‘Other Investments’’ include investments in unlisted debt and equities, limited partnerships, futures, and exchange traded and over-the-counter options, which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for Other Investments. For limited partnerships and private equities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information, using the services of the investment advisor. Amounts invested in exchange traded and over-the-counter call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired option contracts are recorded at fair market value derived based upon observable inputs (Level 2 inputs) such as market maker quotes, and included in other investments on the condensed consolidated balance sheets.

For securities classified as trading securities, and ‘‘Other Investments,’’ any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

Premiums and discounts on fixed income securities are amortized into net investment income over the life of the security. Dividend income and expense are recorded on the ex-dividend date. The ex-dividend date is the date as of when the underlying security must have been traded to be eligible for the dividend declared. Interest income and interest expense are recorded on an accrual basis.

Investments in Total Return Swap Agreements

Total return swap agreements, included on the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments entered into whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair market value movements of the underlying security together with any other payments due. These contracts are carried at fair value, derived based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the condensed consolidated statements of income.

Earnings Per Share

Basic earnings per share are based on weighted average ordinary shares outstanding and excludes dilutive effects of stock options and unvested stock awards. Diluted earnings per share assumes the exercise of all dilutive stock options and stock awards using the treasury stock method.

	Three months ended March 31,
	2008	2007
Weighted average shares outstanding	35,981,312	21,558,915
Effect of dilutive service provider stock options	—	—
Effect of dilutive employee and director options and stock awards	—	—
	35,981,312	21,558,915

Due to the Company’s net loss for the three months ended March 31, 2008, and 2007, all 1,781,889 and 1,639,828 stock options and stock awards outstanding, respectively, have been excluded from the computation of dilutive loss per share as their inclusion would have been anti-dilutive for the period.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but applies whenever other standards require or permit assets or liabilities to be measured by fair value. The Company adopted SFAS No. 157 for its financial assets and financial liabilities effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.

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

SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The Company adopted SFAS No. 159 effective January 1, 2008. As a result, the unrealized gains and losses on the Company’s investments in private equities and limited partnerships, are now included in net investment income in the condensed consolidated statements of income, as opposed to other comprehensive income. The adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements except for the change in presentation of cash flows relating to investments in the condensed consolidated statement of cash flows as described below.

Additionally, SFAS No. 159 amends SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ such that cash flows relating to trading securities must be classified in the Condensed Consolidated Statement of Cash Flows based on the nature and purpose for which the securities were acquired. Prior to adopting SFAS No. 159, the Company classified cash flows relating to investments as operating activities. The Company has determined that activities that generate investment income, or loss should be classified under investing activities to reflect the underlying nature and purpose of the Company’s investing strategies. Therefore, upon adoption of SFAS No. 159, the Company has classified cash flows relating to investments in securities, restricted cash and cash equivalents, and financial contracts receivable and payable, as investing activities. Prior period comparatives have not been reclassified.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised), ‘‘Business Combinations.’’ SFAS No. 141 (Revised) is effective for acquisitions during the fiscal years beginning after December 15, 2008 and early adoption is prohibited.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Management is reviewing this guidance; however, the effect of the Statement’s implementation will depend upon the extent and magnitude of acquisitions, if any, after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.’’ SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Management is reviewing this guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.’’ SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for the derivatives and hedged items, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. Management is reviewing this guidance, however the effect of the Statement’s implementation is not expected to be material to the Company’s derivative disclosures.

3.	Financial Instruments

Fair Value Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. As a result, all of the Company’s trading securities continue to be carried at fair value, and the net unrealized gains or losses continue to be included in net investment income in the condensed consolidated statements of income. For unlisted equity securities, the unrealized gains and losses, if any, which would have been previously recorded in other comprehensive income, are now included in net investment income in the condensed consolidated statements of income in order to apply a consistent treatment for the Company’s entire investment portfolio. The change in treatment resulted in no cumulative-effect adjustment to the opening balance of retained earnings. The fair values of the unlisted equity securities, existing at the date the Company adopted SFAS No. 159, remained unchanged from the carrying values of those securities immediately prior to electing the fair value option.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as at March 31, 2008:

		Fair value measurements as at March 31, 2008
Description	Total as of March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Listed equity securities	$589,146	$589,146	$—	$—
Debt securities	4,296	—	3,431	865
Unlisted equity securities	12,611	—	1,668	10,943
Options	616	—	616	—
Financial contracts receivable/payable	2,081	—	2,081	—
	$608,750	$589,146	$7,796	$11,808
Listed equity securities, sold not yet purchased	$(258,322)	$(258,322)	$—	$—
	$(258,322)	$(258,322)	$—	$—

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3):

	Fair value measurements using significant unobservable inputs (Level 3)
	Debt securities	Unlisted equity securities	Total
Beginning balance	$865	$8,115	$8,980
Purchases, issuance, and settlements	—	2,761	2,761
Total gains or losses (realized & unrealized) included in earnings	—	67	67
Transfers in and/or out of Level 3	—	—	—
Ending balance	$865	$10,943	$11,808

For the three months ended March 31, 2008, realized gains of $0 and change in unrealized gains of $67 on securities still held at the reporting date, and valued using unobservable inputs, are included as net investment income in the condensed consolidated statements of income.

Other Investments

Other investments include options as well as unlisted debt and equities for which quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For over the counter (‘‘OTC’’) options the dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. At March 31, 2008, the Company did not hold any OTC options.

At March 31, 2008, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair market value
Equities – unlisted	$13,692	$217	$(1,298)	$12,611
Put options	701	—	(85)	616
	$14,393	$217	$(1,383)	$13,227

At December 31, 2007, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair market value
Equities – unlisted	$10,932	$150	$(247)	$10,835
Call options	1,943	776	(1,409)	1,310
Put options	2,821	3,266	(1,182)	4,905
Futures	—	1,526	—	1,526
	$15,696	$5,718	$(2,838)	$18,576

During the three months ended March 31, 2007, other-than-temporary impairment losses on unlisted equities of $323 were reported and included in net realized gains on securities under net investment income, in the condensed consolidated statements of income.

4.	RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. At March 31, 2008, the Company had in place coverages that provide for recovery of a portion of certain loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the three months ended March 31, 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $3.0 million (2007: $2.8 million). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At March 31, 2008, the Company had loss recoverables of $1.0 million (2007: $1.3 million) with a retrocessionaire rated ‘‘A (excellent)’’ by A.M. Best Company. Additionally, at March 31, 2008, the Company had loss recoverables of $6.9 million (2007: $5.4 million) with two unrated retrocessionaires. At March 31, 2008, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had no provision for uncollectible losses recoverable.

5.     Share capital

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

The Class A ordinary shares of the Company are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE.’’

During the three months ended March 31, 2008, 131,465 (2007: 102,160) restricted shares of Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 24, 2011, subject to the grantee’s continued service with the Company.

The following table is a summary of voting ordinary shares issued and outstanding:

	March 31, 2008		March 31, 2007
	Class A	Class B	Class A	Class B
Balance – beginning of period	29,847,787	6,254,949	16,507,228	5,050,000
Issue of ordinary shares	131,465	—	107,165	—
Transfer from Class B to Class A	—	—	1,426,630	(1,426,630)
Balance – end of period	29,979,252	6,254,949	18,041,023	3,623,370

6.	Related party transactions

Investment Advisory Agreement

The Company was party to an Investment Advisory Agreement (the ‘‘Investment Agreement’’) with DME until December 31, 2007. DME is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors. Effective January 1, 2008, the Company terminated the Investment Agreement and entered into an agreement (the ‘‘Advisory Agreement’’) wherein the Company and DME agreed to create a joint venture for the purposes of managing certain jointly held assets. Pursuant to this agreement, there were no changes to the monthly management fees or performance compensation contained in the Investment Agreement.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME is payable, subject to a loss carry forward provision, to DME. Included in net investment loss for the three months ended March 31, 2008, is performance compensation of $0 (2007: $0). At March 31, 2008 and December 31, 2007, $0 and $6.9 million, respectively, remained payable.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME is paid to DME. Included in net investment loss for the three months ended March 31, 2008, are management fees of $2.5 million (2007: $1.3 million). The management fees were fully paid as of March 31, 2008, and December 31, 2007.

Service Agreement

In February 2007, the Company entered into a service agreement with DME, pursuant to which DME will provide investor relations services to the Company for compensation of $5 per month (plus expenses). The agreement had an initial term of one year, and continues for sequential one year periods until terminated by the Company or DME. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

7.	Commitments and contingencies

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space. The total rent expense charged for the three months ended March 31, 2008, was $23 (2007: $22).

Specialist Service Agreement

Effective September 1, 2007, the Company entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business.  The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider for a minimum period of two years regardless of whether any contracts are bound. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the service provider.

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of March 31, 2008, the Company had commitments to invest an additional $20.7 million in limited partnership.

The following is a schedule of future minimum payments required under the above commitments for the next five years:

	2008	2009	2010	2011	2012	Total
Operating lease obligations	$71	$99	$69	$—	$—	$239
Specialist service agreement	451	576	400	150	—	1,577
Private equity and limited partnerships(1)	20,730	—	—	—	—	20,730
	$21,252	$675	$469	$150	$—	$22,546

(1)	Given the nature of these investments, the Company is unable to determine with any degree of accuracy when the remaining commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments will be made within one year.

Letters of Credit

At March 31, 2008, the Company had two letter of credit agreements with two separate banks for total facilities of $425.0 million of which the Company had issued $133.5 million (2007: $76.5 million) letters of credit. At March 31, 2008, investments and cash equivalents with a fair market value of $250.4 million (2007: $148.9 million) have been pledged as security against the letters of credit issued. One of the letter of credit facilities for $25.0 million is expected to be terminated on or before June 6, 2008.

Each of the credit facilities requires that the Company comply with covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. The Company was in compliance with all the covenants of each of its letter of credit facilities as of March 31, 2008.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of March 31, 2008, the Company was not a party to any litigation or arbitration proceedings.

8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31, 2008		Three months ended March 31, 2007
	($ in millions)		($ in millions)
Property
Commercial lines	$4.5	6.4%	$4.7	12.4%
Personal lines	0.1	0.1	15.0	39.4
Casualty
General liability	1.7	2.4	0.5	1.3
Motor liability	24.9	35.2	—	—
Specialty
Health	25.9	36.6	14.2	37.3
Medical malpractice	7.8	11.0	3.7	9.6
Workers’ compensation	5.9	8.3	—	—
	$70.8	100.0%	$38.1	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31, 2008		Three months ended March 31, 2007
	($ in millions)		($ in millions)
USA	$64.6	91.2%	$33.0	86.6%
Worldwide(1)	6.2	8.8	5.0	13.1
Caribbean	—	—	0.1	0.3
	$70.8	100.0%	$38.1	100.0%

(1)	‘‘Worldwide’’ risk comprise individual policies that insure risks on a worldwide basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘our company,’’ ‘‘Greenlight Re,’’ or ‘‘the Company’’ refer to Greenlight Capital Re, Ltd. and our wholly-owned subsidiary, Greenlight Reinsurance, Ltd., unless the context dictates otherwise. References to our ‘‘Ordinary Shares’’ refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2008 and 2007 and financial condition as of March 31, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (‘‘MD&A’’), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

We intend to communicate certain events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Securities Exchange Act of 1934, as amended, we do not intend to make public announcements regarding reinsurance or investments events that we do not believe, based on management’s estimates and current information, will have a material adverse impact to the Company’s operations or financial position.

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

Because we have a limited operating history, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

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

Outlook and Trends

Due to our increasing market recognition and a stronger capital base, we expect to see an increase in business written in 2008 compared to 2007 and continued diversification of business by client, line of business, broker and geography.

At the same time, we believe there is an excess of capacity in the property and casualty reinsurance business as a whole, mainly due to two consecutive years of low natural catastrophe losses. In the absence of a market changing event in 2008, we believe that this excess capacity will exert downward pricing pressure on a number of the products we sell or wish to sell in the near term. We intend to maintain our underwriting standards and discipline in the face of such potential market conditions.

Although current general market conditions in the reinsurance business may not be favorable, we continue to believe that specific sectors within the reinsurance marketplace may provide attractive opportunities. In particular, we continue to anticipate that we will see attractive opportunities during the remainder of 2008 in casualty and property lines, including certain property catastrophe coverages and professional liability risks, for reasons set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

We intend to continue to monitor market conditions to be positioned to participate in future underserved or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underwriting results and product line concentrations in any given period may not be indicative of our future results of operations. Currently, we believe that market disruptions in some segments of the Health markets have created some short-term opportunities, even as we are facing unfavorable general market conditions. In addition, we continue to develop business relating to the Cayman Islands’ captive market, which we believe can generate above average risk adjusted returns.

Critical Accounting Policies

Our consolidated financials statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. During the three month period ended March 31, 2008, as a result of adopting SFAS No. 157 and SFAS No. 159 we now record unrealized gains and losses, if any, on unlisted investments in net investment income in the condensed consolidated statements of income. There was no material impact to our results of operations or financial condition as a result of this change. We did not make any material changes to our valuation techniques or models during the period.

If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Results of Operations

For the Three Months Ended March 31, 2008, and 2007

Our net loss decreased by $8.4 million for the three months ended March 31, 2008, as compared to the same period in 2007 due to $1.2 million higher income generated from underwriting operations and a $8.6 million smaller investment loss compared to the same period in 2007. Our investment portfolio reported a net loss of $5.8 million, a loss of 0.9%, for the first quarter of 2008 as compared to a net investment loss of $14.4 million, a loss of 4.2%, for the first quarter of 2007. Our general and administrative expenses offset a portion of the increments in our underwriting and investment results.

One of our primary financial goals is to increase the long-term value in fully diluted book value per share. During the three months ended March 31, 2008, fully diluted book value decreased by $0.17 per share or 1.0% to $16.40 from $16.57 at December 31, 2007.

Premiums Written

Details of gross premiums written are provided below:

	Three months ended March 31,
	($ in thousands)
	2008		2007
Frequency	$56,845	80.3%	$32,858	86.3%
Severity	13,921	19.7	5,206	13.7
Total	$70,766	100.0%	$38,064	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop and due to our strategy to insure a concentrated portfolio of significant risks. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency business and severity business when comparing the three month periods ended March 31, 2008 and 2007. A detailed analysis of gross premiums written by line of business can be found in Note 8 to the condensed consolidated financial statements.

We entered into retrocessional contracts amounting to $9.3 million of ceded premiums for the three months ended March 31, 2008 compared to $13.7 million of ceded premiums for same period in 2007. The decrease in ceded premiums is primarily the result of a contract restructured on renewal wherein we retained certain risks previously ceded to a third party.

Details of net premiums written are provided below:

	Three months ended March 31,
	2008		2007
	($ in thousands)
Frequency	$47,573	77.4%	$19,115	78.6%
Severity	13,921	22.6	5,206	21.4
Total	$61,494	100.0%	$24,321	100.0%

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of May 1, 2008, our maximum aggregate loss exposure to any series of natural peril events was $70.5 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure and reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$50,000	$70,500
Europe	42,000	52,500
Japan	42,000	52,500
Rest of the world	22,000	32,500
Maximum Aggregate	50,000	70,500

(1)	Includes the Caribbean

Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three months ended March 31,
	2008		2007
	($ in thousands)
Frequency	$17,954	65.3%	$15,940	76.2%
Severity	9,538	34.7	4,981	23.8
Total	$27,492	100.0%	$20,921	100.0%

The increase in net premiums earned is attributable principally to increased premiums written and earned from the developing underwriting portfolio for the three months ended March 31, 2008, as compared to the corresponding 2007 period. The increase in severity premiums earned relate to the earning of premiums on a multi-year excess of loss contract that incepted in the second quarter of 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three months ended March 31,
	2008		2007
	($ in thousands)
Frequency	$7,996	66.0%	$8,572	95.4%
Severity	4,128	34.0	416	4.6
Total	$12,124	100.0%	$8,988	100.0%

The loss ratios for our frequency business were 44.5% and 53.8% for the three month periods ended March 31, 2008 and 2007 respectively. The lower loss ratios for frequency business reflect favorable loss development compared to the corresponding 2007 period.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 43.3% and 8.4% for the three month periods ended March 31, 2008 and 2007 respectively. The increase in the loss ratios for severity business during the three month period ended March 31, 2008 is primarily due to the different composition of the severity underwriting portfolio and partially due to losses developing on a severity contract. During the corresponding 2007 period, a majority of the severity underwriting portfolio related to natural peril risks, while for the current three month period ended March 31, 2008, the severity contracts are diversified between medical malpractice, and professional and general liability as well as natural peril risks.

During the three month period ended March 31, 2008, aggregate development of prior period reinsurance reserves was not significant.

Losses incurred in the three month period ended March 31, 2008 can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three month periods ended March 31, 2008 and 2007 were comprised as follows:

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid	$5,383	$(1,824)	$3,559	$—	$—	$—
Increase (decrease) in reserves	9,760	(1,195)	8,565	11,741	(2,753)	8,988
Total	$15,143	$(3,019)	$12,124	$11,741	$(2,753)	$8,988

Acquisition Costs

Acquisition costs represent the amortization of commission and brokerage expenses incurred on contracts written as well as profit commissions and other underwriting expenses which are expensed when incurred. Deferred acquisition costs are limited to the amount of commission and brokerage expenses that are expected to be recovered from future earned premiums and anticipated investment income. Details of acquisition costs are provided below:

	Three months ended March 31,
	2008		2007
	($ in thousands)		($ in thousands)
Frequency	$8,392	84.5%	$6,472	83.9%
Severity	1,537	15.5	1,240	16.1
Total	$9,929	100.0%	$7,712	100.0%

Increased acquisition costs for the three month period ended March 31, 2008, compared to the corresponding 2007 period are a result of the increases in premiums written. For the three month period ended March 31, 2008, the acquisition cost ratio for frequency business was 46.7% compared to 40.6% for the corresponding 2007 period. We expect that acquisition costs will be higher for frequency business than severity business. The acquisition cost ratio for severity business was 16.1% for the three month period ended March 31, 2008 compared to 24.9% for the corresponding 2007 period. Overall the total acquisition cost ratio decreased to 36.1% for the three month period ended March 31, 2008 from 36.9% for the corresponding 2007 period.

General and Administrative Expenses

Our general and administrative expenses for the three month periods ended March 31, 2008 and 2007 were $4.5 million and $3.0 million, respectively. The increase in general and administrative expenses for the current period primarily reflects personnel expenses relating to expanding our underwriting operations as well as increased expenses incurred as a publicly traded company, compared to the corresponding 2007 period when we were a privately held company. The employee bonuses approved by the Board of Directors during the first quarter of 2008, relating to the 2007 fiscal year, were higher than the amounts accrued at December 31, 2007. The additional bonus amounts were expensed in general and administrative expenses for the three month period ended March 31, 2008.

These expenses for the three month periods ended March 31, 2008 and 2007 include $0.6 million and $0.7 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31,
	2008	2007
	($ in thousands)
Realized gains (losses) and movement in unrealized gains (losses)	$(4,663)	$(16,043)
Interest, dividend and other income	3,749	4,289
Interest, dividend and other expenses	(2,377)	(1,364)
Investment advisor fees	(2,471)	(1,263)
Net investment income (loss)	$(5,762)	$(14,381)

Investment income, net of all fees and expenses, resulted in a loss of 0.9% on our investment portfolio for the three months ended March 31, 2008. This compares to a 4.2% investment loss reported for the corresponding 2007 period.

Our investment advisor and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, we also provide on our website the names of the largest disclosed long positions in our investment portfolio as at the last trading day of each month.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor In Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the three month periods ended March 31, 2008 and 2007:

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	44.5%	43.3%	44.1%	53.8%	8.4%	43.0%
Acquisition cost ratio	46.7%	16.1%	36.1%	40.6%	24.9%	36.9%
Composite ratio	91.2%	59.4%	80.2%	94.4%	33.3%	79.9%
Internal expense ratio			16.2%			14.2%
Combined ratio			96.4%			94.1%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. For the three months ended March 31, 2008, our frequency and severity businesses reported a loss ratio of 44.5%, and 43.3% respectively. A more diverse mix of lines of business in our severity business combined with losses developing on a severity contract, contributed to the higher loss ratio for our severity business during the three months ended March 31, 2008 than in the corresponding 2007 period. We expect that our loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods.

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. However, the higher internal expense ratio reported for the three month period ended March 31, 2008 was mainly due to higher general and administrative expenses as a result of additional bonus expensed during the period relating to the 2007 underwriting year. During the three month period ended March 31, 2008, our net earned premiums increased 31.4% while our general and administrative expenses increased 49.7% as compared to the corresponding 2007 period.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income or loss into account. The reported combined ratio for the three month period ended March 31, 2008 was 96.4%. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR as well as allocated and unallocated loss expenses. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are reviewed quarterly on a contract by contract basis and adjusted when appropriate. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses.

For natural peril risk exposed business, once an event has occurred that may give rise to a claim, we establish loss reserves based on loss payments and case reserves reported by our clients. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written and management’s judgment.

Reserves for loss and loss adjustment expenses as of March 31, 2008 and December 31, 2007 were comprised of the following:

	March 31, 2008			December 31, 2007
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$1,746	$40,075	$41,821	$1,712	$34,477	$36,189
Severity	—	10,318	10,318	—	6,188	6,188
Total	$1,746	$50,393	$52,139	$1,712	$40,665	$42,377

The increase in loss reserves is a direct result of the increase in premiums written during the three months ended March 31, 2008. For most of the contracts written as of March 31, 2008, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. All of our operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd., which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs, and most of such needs are principally related to the payment of administrative expenses. There are restrictions on Greenlight Reinsurance, Ltd.’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory fees and investment expenses), including realized gains. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of March 31, 2008 our investment portfolio was primarily comprised of publicly-traded securities which can be liquidated to meet current and future liabilities. We believe that we have sufficient flexibility to liquidate our long securities to generate liquidity. Similarly, we can generate liquidity from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the three month period ended March 31, 2008 we had a negative cash flow of $4.5 million. We generated $4.9 million in cash from operating activities primarily relating to net premiums collected and retained from underwriting operations. As of March 31, 2008, we believe we have sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities or investment income. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future from operating cash flow. However, we cannot provide assurances that in the future we will not issue equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re, Ltd. is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Reinsurance, Ltd. is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to Greenlight Capital Re, Ltd. and include a minimum net worth requirement. Currently, the statutory minimum net worth requirement for Greenlight Reinsurance, Ltd. is $120,000. In addition to Greenlight Reinsurance, Ltd. being restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum, any dividend payment would have to be approved by the appropriate Cayman Islands regulatory authority prior to payment.

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

Greenlight Reinsurance, Ltd. has the following letter of credit facilities as of March 31, 2008:

a)	$400.0 million letter of credit facility with Citibank, N.A. with a termination date of October 11, 2008. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

b)	$25.0 million letter of credit facility with Bank Austria Cayman Islands Ltd. with a termination date of June 6, 2008. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date. We expect that this letter of credit facility with Bank of Austria Cayman Islands Ltd. will be terminated as of June 6, 2008. We do not believe that the termination will have a material effect on our operations.

As of March 31, 2008, letters of credit totaling $133.5 million were outstanding. Under both letter of credit facilities, we are required to provide collateral that may consist of equity securities. As of March 31, 2008, we had pledged $250.4 million of equity securities and cash equivalents as collateral for the above letter of credit facilities. The letter of credit facility agreements contain various covenants that, in part, restrict Greenlight Reinsurance, Ltd.’s ability to place a lien or charge on the pledged assets, effect transactions with affiliates, enter into a merger or sell certain assets and further restrict Greenlight Reinsurance, Ltd.’s ability to issue any debt without the consent of the letter of credit providers. Additionally, if an event of default exists, as defined in the credit agreements, Greenlight Reinsurance, Ltd. will be prohibited from paying dividends. For the three month period ended March 31, 2008, the Company was in compliance with all of the covenants under each of the letter of credit facility agreements. In addition to the credit facilities described above, the Company is in the process of evaluating additional facilities.

Capital

As of March 31, 2008, total shareholders’ equity was $601.4 million compared to $605.6 million at December 31, 2007. This decrease in total shareholders’ equity is principally due to the net loss of $4.8 million reported during the three month period ended March 31, 2008.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. However, we cannot provide assurances that in the future we will not be required to raise additional equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions. We did not make any significant capital expenditures during the period from inception to March 31, 2008.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of March 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating lease obligations	$239	$96	$143	$—	$—
Specialist service agreement	1,577	614	888	75	—
Private equity investments(1)	20,730	20,730	—	—	—
Loss and loss adjustment expense reserves(2)	52,139	29,246	13,516	3,894	5,483
	$74,685	$50,686	$14,547	$3,969	$5,483

(1)	As of March 31, 2008 we had made commitments to invest a total of $23.7 million in limited partnerships. As of March 31, 2008, we had invested $3.0 million of this amount, and our remaining commitments to these vehicles was $20.7 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities.
(2)	The amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is provided above and in the accompanying condensed consolidated financial statements.

Effective September 1, 2007, we entered into a service agreement with a specialist service provider whereby the specialist service provider provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider until September 1, 2009 regardless of whether any contracts are bound. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the specialist service provider.

As described above, we have entered into two letter of credit facilities. The $400.0 million facility can be terminated by either party with effect from any October 11, the anniversary date, by providing written notification to the other party at least 120 days before the anniversary date. The earliest possible termination date of this agreement is October 11, 2008. The $25.0 million facility can be terminated by either party with effect from any June 6, the anniversary date, by providing written notification to the other party at least 30 days before the anniversary date. The earliest possible termination date of this agreement is June 6, 2008. We expect that this letter of credit facility will be terminated as of June 6, 2008.

On January 1, 2008, we entered into an agreement wherein the Company and DME agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008, through December 31, 2010, with automatic three-year renewals unless either the Company or DME terminate the agreement by giving 90 days notice prior to the end of the three year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME and performance compensation of 20% on the net income of the Company’s share of assets managed by DME subject to a loss carryforward provision.

In February 2007, the Company entered into a service agreement with DME pursuant to which DME will provide investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by us or DME. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio that are disclosed in the condensed consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to five types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    effects of inflation.

EQUITY PRICE RISK.    As of March 31, 2008, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2008, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $36.3 million, or 5.4%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

FOREIGN CURRENCY RISK.    Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2008, we have no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of March 31, 2008, our gross exposure to foreign denominated securities was approximately $244.0 million. However, as of March 31, 2008, the majority of our currency exposure resulting from these foreign denominated securities was hedged, leading to a net exposure to foreign currencies of $6.5 million. As of March 31, 2008, a 10% decrease in the value of the United States dollar against select foreign currencies would result in a $0.7 million, or 0.1%, decline in the value of the investment portfolio. A summary of our total net exposure to foreign currencies as of March 31, 2008 is as follows:

Original Currency	US$ equivalent fair value ($ in thousands)
European Union euro	$(17,645)
South Korean won	8,257
Hong Kong dollar	(8,248)
Japanese yen	7,959
Other	3,162
$(6,515)

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

EFFECTS OF INFLATION.    We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the values of the assets in our investment portfolio.

Item 4T.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered under this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us and our consolidated subsidiary required to be disclosed in our reports filed with or submitted to the SEC, under the Securities Act of 1934, as amended, is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of May 12, 2008, there have been no material changes to the risk factors disclosed in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	May 12, 2008
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	May 12, 2008