Form 10-Q
period 2008-06-30
Greenlight Capital Re, Ltd.
filed 2008-08-07
CIK 1385613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

802 WEST BAY ROAD THE GRAND PAVILION PO BOX 31110 GRAND CAYMAN CAYMAN ISLANDS (Address of Principal Executive Offices)	KY1-1205 (Zip Code)

(345) 943-4573
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class A Ordinary Shares, $.10 par value	30,010,636
(Class)	(Outstanding as of August 6, 2008)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30,
	2008	December 31,
	(Unaudited)	2007

Assets
Investments in securities
Debt securities, trading, at fair value	$6,328	$1,520
Equity investments, trading, at fair value	588,604	570,440
Other investments, at fair value	11,013	18,576

Total investments in securities	605,945	590,536
Cash and cash equivalents	97,523	64,192
Restricted cash and cash equivalents	441,747	371,607
Financial contracts receivable, at fair value	4,620	222
Reinsurance balances receivable	69,654	43,856
Loss and loss adjustment expense recoverables	7,680	6,721
Deferred acquisition costs	15,251	7,302
Unearned premiums ceded	15,595	8,744
Other assets	2,006	965

Total assets	$1,260,021	$1,094,145

Liabilities and Shareholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$409,218	$332,706
Financial contracts payable, at fair value	1,643	17,746
Loss and loss adjustment expense reserves	57,367	42,377
Unearned premium reserves	95,289	59,298
Reinsurance balances payable	33,172	19,140
Funds withheld	9,180	7,542
Other liabilities	4,983	2,869
Performance compensation payable to related party	6,145	6,885
Minority interest in joint venture	7,270	—

Total liabilities	624,267	488,563

Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding 30,010,636, (2007: 29,847,787); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2007: 6,254,949))	3,627	3,610
Additional paid-in capital	478,228	476,861
Retained earnings	153,899	125,111

Total shareholders’ equity	635,754	605,582

Total liabilities and shareholders’ equity	$1,260,021	$1,094,145

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
For the three and six months ended June 30, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Gross premiums written	$25,360	$65,445	$96,126	$103,509
Gross premiums ceded	(5,615)	(14,534)	(14,887)	(28,277)

Net premiums written	19,745	50,911	81,239	75,232
Change in net unearned premium reserves	4,937	(25,939)	(29,065)	(29,339)

Net premiums earned	24,682	24,972	52,174	45,893
Net investment income	31,025	19,924	25,263	5,543

Total revenues	55,707	44,896	77,437	51,436

Expenses
Loss and loss adjustment expenses incurred, net	9,337	11,138	21,461	20,126
Acquisition costs	9,228	9,515	19,157	17,227
General and administrative expenses	3,210	2,926	7,670	5,905

Total expenses	21,775	23,579	48,288	43,258

Net income before minority interest	33,932	21,317	29,149	8,178
Minority interest in income of joint venture	(394)	—	(361)	—

Net income	$33,538	$21,317	$28,788	$8,178

Earnings per share
Basic	$0.93	$0.78	$0.80	$0.33
Diluted	0.92	0.76	0.79	0.33
Weighted average number of ordinary shares used in the determination of
Basic	35,981,386	27,472,993	35,981,349	24,515,973
Diluted	36,652,441	27,980,421	36,644,456	24,895,878

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
For the six months ended June 30, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2007

Ordinary share capital
Balance — beginning of period	$3,610	$2,156
Issue of Class A ordinary share capital	17	1,191
Issue of Class B ordinary share capital	—	263

Balance — end of period	$3,627	$3,610

Additional paid-in capital
Balance — beginning of period	$476,861	$219,972
Issue of Class A ordinary share capital	9	207,094
Issue of Class B ordinary share capital	—	49,737
IPO expenses	—	(2,629)
Stock options and awards expense	1,358	1,512

Balance — end of period	$478,228	$475,686

Retained earnings
Balance — beginning of period	$125,111	$90,039
Net income	28,788	8,178

Balance — end of period	$153,899	$98,217

Total shareholders’ equity	$635,754	$577,513

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2007

Cash provided by (used in)
Operating activities
Net income	$28,788	$8,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized losses (gains) on securities and financial contracts	40,177	(5,091)
Net realized gains on securities and financial contracts	(86,679)	(14,185)
Foreign exchange loss on restricted cash and cash equivalents	14,437	70
Minority interest in income of joint venture	361	—
Stock options and awards expense	1,375	1,512
Depreciation	20	20
Purchases of securities	—	(391,404)
Sales of securities	—	264,472
Change in
Restricted cash and cash equivalents	—	(148,620)
Financial contracts receivable, at fair value	—	(1,151)
Reinsurance balances receivable	(25,798)	(41,435)
Loss and loss adjustment expense recoverables	(959)	(5,269)
Deferred acquisition costs	(7,949)	1,007
Unearned premiums ceded	(6,851)	(20,854)
Other assets	(1,061)	(2,013)
Financial contracts payable, at fair value	—	18,939
Loss and loss adjustment expense reserves	14,990	23,651
Unearned premium reserves	35,991	50,212
Reinsurance balances payable	14,032	18,285
Funds withheld	1,638	2,753
Other liabilities	2,114	1,020
Performance compensation payable to related party	(740)	(13,275)

Net cash provided by (used in) operating activities	23,886	(253,178)

Investing activities
Purchases of securities and financial contracts	(575,339)	—
Sales of securities and financial contracts	662,443	—
Restricted cash and cash equivalents	(84,577)	—
Minority interest in joint venture	6,909	—

Net cash provided by investing activities	9,436	—

Financing activities
Net proceeds from share issue	—	255,656
Net proceeds from exercise of stock options	9	—

Net cash provided by financing activities	9	255,656

Net increase in cash and cash equivalents	33,331	2,478
Cash and cash equivalents at beginning of the period	64,192	82,704

Cash and cash equivalents at end of the period	$97,523	$85,182

Supplementary information
Interest paid in cash	$6,909	$153
Interest received in cash	6,906	1,328

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008 and 2007

1.	GENERAL

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly owned subsidiary, Greenlight Reinsurance, Ltd. (the “Subsidiary”), provides global specialty property and casualty reinsurance. The Subsidiary has an unrestricted Class “B” insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006. In August 2004, GLRE raised gross proceeds of $212.2 million from private placements of Class A and Class B ordinary shares. In May 2007, GLRE raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares as well as an additional $50.0 million from a private placement of Class B ordinary shares.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

As used herein, the “Company” refers collectively to GLRE and the Subsidiary.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of GLRE and the consolidated financial statements of the Subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation. These condensed consolidated financial statements also include the accounts of the joint venture created between the Company and DME Advisors, LP (“DME”) effective January 1, 2008. Please refer to Note 6 for more details relating to the joint venture. DME’s share of interest in the joint venture is recorded as a minority interest.

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

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss and Loss Adjustment Expense Reserves and Recoverables

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, historical experience as well as the Company’s own actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. Since reserves are based on estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS’) No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value by creating a hierarchy of fair value measurements based on inputs used in deriving fair values and enhances disclosure requirements for fair value measurements. The adoption of SFAS No. 157 had no material impact to the Company’s results of operations or financial condition as there were no material changes in the valuation techniques used by the Company to measure fair value. The Company’s investments in debt and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of private debt securities are derived based on inputs that are observable, either directly or indirectly (Level 2 inputs), or on inputs that are unobservable (Level 3 inputs).

The Company’s “Other Investments” may include investments in private equities, limited partnerships, futures, exchange traded options and over-the-counter options (“OTC”), which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “Other Investments”. For limited partnerships and private equities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information, using the services of the investment advisor. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition unexpired exchange traded option contracts are recorded at fair market value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as market maker quotes.

For securities classified as “trading securities,” and “Other Investments,” any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

Premiums and discounts on debt securities are amortized into net investment income over the life of the security. Dividend income and expense are recorded on the ex-dividend date. The ex-dividend date is the date as of when the underlying security must have been traded to be eligible for the dividend declared. Interest income and interest expense are recorded on an accrual basis.

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Swap Agreements

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

Earnings Per Share

Basic earnings per share are based on weighted average ordinary shares outstanding during the three and six month periods ended June 30, 2008 and 2007 and exclude dilutive effects of stock options and unvested stock awards. Diluted earnings per share assumes the exercise of all dilutive stock options and stock awards using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares outstanding	35,981,386	27,472,993	35,981,349	24,515,973
Effect of dilutive service provider stock options	172,087	183,930	173,347	159,698
Effect of dilutive employee and director options and stock awards	498,968	323,498	489,760	220,207

	36,652,441	27,980,421	36,644,456	24,895,878

Anti-dilutive stock options outstanding	50,000	—	50,000	233,000

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but applies whenever other standards require or permit assets or liabilities to be measured by fair value. The Company adopted SFAS No. 157 for its financial assets and financial liabilities effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measuring related assets and liabilities differently without having to apply complex hedge accounting. The Company adopted SFAS No. 159 effective January 1, 2008. As a result, the unrealized gains and losses on the Company’s investments in private equities and limited partnerships, are now included in net investment income in the condensed consolidated statements of income, as opposed to other comprehensive income. The adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements except for the change in presentation of cash flows relating to investments in the condensed consolidated statement of cash flows as described below.

Additionally, SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such that cash flows relating to “trading securities” must be classified in the condensed consolidated statement of cash flows based on the nature and purpose for which the securities were acquired. Prior to adopting SFAS No. 159, the Company classified cash flows relating to investments as operating activities. The Company has determined that activities that generate investment income or loss should be classified under investing activities to reflect the underlying nature and purpose of the Company’s investing strategies. Therefore, upon adoption of SFAS No. 159, the Company has classified cash flows relating to investments in securities, restricted cash and cash equivalents, and financial contracts receivable and payable, as investing activities. Prior period comparatives have not been reclassified.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141 (Revised) is effective for acquisitions during the fiscal years beginning after December 15, 2008 and early adoption is prohibited. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Management is reviewing this guidance; however, the effect of the statement’s implementation will depend upon the extent and magnitude of acquisitions, if any, after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Management is reviewing this guidance; however, the effect of the statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for the derivatives and hedged items, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. Management is reviewing this guidance; however, the effect of the statement’s implementation is not expected to be material to the Company’s derivative disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the Company, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. Management does not expect SFAS No. 162 to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application is not permitted except for disclosures about the risk-management activities of the insurance enterprise which is effective for the first interim period beginning after the issuance of SFAS No. 163. This statement requires an insurance enterprise to recognize a claim liability prior to an insured event when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Finally, this statement requires expanded disclosures about financial guarantee contracts focusing on the insurance enterprise’s risk-management activities in evaluating credit deterioration in its insured financial obligations. Management is reviewing this statement; however, the effect of the statement’s implementation is not expected to be material to the Company’s results of operations or financial position. Also as of June 30, 2008, the Company had no financial guarantee contracts that required expanded disclosures under this statement.

3.	FINANCIAL INSTRUMENTS

Fair Value Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. As a result, all of the Company’s “trading securities” continue to be carried at fair value, and the net unrealized gains or losses continue to be included in net investment income in the condensed consolidated statements of income. For private equity securities, the unrealized gains and losses, if any, which would have been previously recorded in other comprehensive income, are included in net investment income in the condensed consolidated statements of income in order to apply a consistent treatment for the Company’s entire investment portfolio. The change in treatment resulted in no cumulative-effect adjustment to the opening balance of retained earnings. The fair values of the private equity securities, existing at the date the Company adopted SFAS No. 159, remained unchanged from the carrying values of those securities immediately prior to electing the fair value option.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2008:

	Fair Value Measurements as of June 30, 2008
			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	Total as of	Active Markets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	($ in thousands)

Listed equity securities	$588,604	$588,604	$—	$—
Debt securities	6,328	—	3,261	3,067
Private equity securities	7,963	—	1,700	6,263
Options	3,050	1,215	1,835	—
Financial contracts receivable/payable, net	2,977	—	2,977	—

	$608,922	$589,819	$9,773	$9,330

Listed equity securities, sold not yet purchased	$(409,218)	$(409,218)	$—	$—

	$(409,218)	$(409,218)	$—	$—

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
		Private			Private
	Debt	Equity		Debt	Equity
	Securities	Securities	Total	Securities	Securities	Total
	($ in thousands)

Beginning balance	$865	$10,943	$11,808	$865	$8,115	$8,980
Purchases, sales, issuance, and settlements	2,204	804	3,008	2,204	3,565	5,769
Total gains or losses (realized & unrealized) included in earnings	(2)	(279)	(281)	(2)	(212)	(214)
Transfers in and/or out of Level 3	—	(5,205)	(5,205)	—	(5,205)	(5,205)

Ending balance	$3,067	$6,263	$9,330	$3,067	$6,263	$9,330

Transfers from Level 3 represent the fair value of private equity securities of an entity that were transferred to Level 1 when the entity’s shares were publicly listed during the second quarter of fiscal 2008, resulting in fair value being based on the quoted price in an active market.

For the three and six months ended June 30, 2008, change in unrealized losses of $0.3 million and $0.2 million respectively, on securities still held at the reporting date, and valued using unobservable inputs, are included as net investment income in the condensed consolidated statements of income. There were no realized gains or losses for the three and six months ended June 30, 2008, relating to securities valued using unobservable inputs.

Other Investments

“Other Investments” include options as well as private equities for which quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options the dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of June 30, 2008, the Company did not hold any OTC options.

As of June 30, 2008, the following securities were included in “Other Investments”:

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in thousands)

Private equity securities	$9,565	$—	$(1,602)	$7,963
Put options	2,477	594	(21)	3,050

	$12,042	$594	$(1,623)	$11,013

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the following securities were included in “Other Investments”:

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in thousands)

Private equity securities	$10,932	$150	$(247)	$10,835
Call options	1,943	776	(1,409)	1,310
Put options	2,821	3,266	(1,182)	4,905
Futures	—	1,526	—	1,526

	$15,696	$5,718	$(2,838)	$18,576

During the six months ended June 30, 2007, other-than-temporary impairment losses on private equities of $0.3 million were reported and included in net realized gains on securities within net investment income, in the condensed consolidated statements of income.

4.	RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. At June 30, 2008, the Company had in place coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the six months ended June 30, 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $5.4 million (2007: $5.9 million). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At June 30, 2008, the Company had loss and loss adjustment expense recoverables of $0 (2007: $1.3 million) with a retrocessionaire rated “A (excellent)” by A.M. Best Company. In addition, included in the reinsurance balances receivable on the balance sheet as of June 30, 2008 were $1.5 million (2007: $1.3 million) in losses reimbursable from a retrocessionaire rated “A (excellent)” by A.M. Best Company. Additionally, at June 30, 2008, the Company had loss and loss adjustment expense recoverables of $7.7 million (2007: $5.4 million) with two unrated retrocessionaires. At June 30, 2008, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company has recorded no provision for uncollectible losses recoverable.

5.	SHARE CAPITAL

On January 10, 2007, 1,426,630 Class B ordinary shares were transferred from Greenlight Capital Investors, LLC (“GCI”) to its underlying owners and automatically converted into an equal number of Class A ordinary shares on a one-for-one basis, upon transfer. The remaining Class B ordinary shares were transferred from GCI to David Einhorn, the Chairman of the Company’s Board of Directors and a principal shareholder of the Company, and remained as Class B ordinary shares.

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

During the six months ended June 30, 2008, 141,465 (2007: 108,160) restricted shares of Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 24, 2011, subject to the grantee’s continued service with the Company.

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended June 30, 2008, 660 stock options were exercised which had a weighted average exercise price of $13.85. For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the six months ended June 30, 2008, was $6,067. During the six months ended June 30, 2007, no stock options were exercised.

During the six months ended June 30, 2008, the Company also issued to certain directors 20,724 (2007: 13,264) restricted shares of Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The following table is a summary of voting ordinary shares issued and outstanding:

	June 30, 2008		June 30, 2007
	Class A	Class B	Class A	Class B

Balance — beginning of period	29,847,787	6,254,949	16,507,228	5,050,000
Issue of ordinary shares	162,849	—	11,913,929	2,631,579
Transfer from Class B to Class A	—	—	1,426,630	(1,426,630)

Balance — end of period	30,010,636	6,254,949	29,847,787	6,254,949

6.	RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company was party to an Investment Advisory Agreement (the “Investment Agreement”) with DME until December 31, 2007. DME is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors (the “Board”) and the beneficial owner of all of the issued and outstanding Class B ordinary shares. Effective January 1, 2008, the Company terminated the Investment Agreement and entered into an agreement (the “Advisory Agreement”) wherein the Company and DME agreed to create a joint venture for the purposes of managing certain jointly held assets. Pursuant to this agreement, there were no changes to the monthly management fee or performance compensation contained in the Investment Agreement.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME is allocated, subject to a loss carry forward provision, to DME’s account. Included in net investment income for both the three months and six months ended June 30, 2008 is a performance compensation expense of $6.1 million (2007: $1.3 million). At June 30, 2008 and December 31, 2007, $6.1 million and $6.9 million, respectively, remained payable.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME is paid to DME. Included in the net investment income for the three months ended June 30, 2008 are management fees of $2.7 million (2007: $1.7 million). Included in net investment income for the six months ended June 30, 2008, are management fees of $5.1 million (2007: $3.0 million). The management fees were fully paid as of June 30, 2008, and December 31, 2007.

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

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMMITMENTS AND CONTINGENCIES

Letters of Credit

At June 30, 2008, the Company had one letter of credit agreement for a total facility of $400 million of which the Company had issued $116.8 million (December 31, 2007: $76.5 million) letters of credit. In addition, a $25.0 million letter of credit agreement with another bank was terminated on June 6, 2008; although, letters of credit of $23.9 million issued under the agreement prior to June 6, 2008, remain outstanding until their respective expiration dates. At June 30, 2008, total investments and cash equivalents with a fair market value of $225.1 million (December 31, 2007: $148.9 million) have been pledged as security against the letters of credit issued. Each of the credit facilities requires that the Company comply with covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. The Company was in compliance with all the covenants of each of its letter of credit facilities as of June 30, 2008.

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space. The total rent expense charged for the six months ended June 30, 2008, was $46,589 (2007: $44,370).

Specialist Service Agreement

Effective September 1, 2007, the Company entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years, as presented in the table below, to ensure any bound contracts are adequately run-off by the service provider.

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of June 30, 2008, the Company had commitments to invest an additional $26.9 million in private equities.

Schedule of Commitments and Contingencies

As of June 30, 2008, the following is a schedule of future minimum payments required under the above commitments for the next five years:

	2008	2009	2010	2011	2012	Total
	($ in thousands)

Operating lease obligations	$48	$99	$69	$—	$—	$216
Specialist service agreement	326	576	400	150	—	1,452
Private equity and limited partnerships(1)	26,913	—	—	—	—	26,913

	$27,287	$675	$469	$150	$—	$28,581

(1)	Given the nature of these investments, the Company is unable to determine with any degree of accuracy when the remaining commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments will be paid within one year.

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

In the normal course of business, the Company may become involved in various claims, litigation and legal proceedings. As of June 30, 2008, the Company was not a party to any litigation or arbitration proceedings.

8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	($ in millions)

Property
Commercial lines	$1.6	6.3%	$5.3	8.1%	$6.1	6.3%	$10.0	9.6%
Personal lines	(4.2)	(16.5)	15.8	24.2	(4.1)	(4.3)	30.8	29.8
Casualty
General liability	8.7	34.2	16.5	25.2	10.3	10.7	17.0	16.4
Motor liability	12.1	47.6	—	—	36.9	38.4	—	—
Professional liability	2.2	8.7	27.3	41.7	2.2	2.3	27.3	26.4
Specialty
Health	2.5	9.8	0.5	0.8	28.5	29.7	14.8	14.3
Medical malpractice	(0.9)	(3.5)	—	—	6.9	7.2	3.6	3.5
Workers’ compensation	3.4	13.4	—	—	9.3	9.7	—	—

	$25.4	100.0%	$65.4	100.0%	$96.1	100.0%	$103.5	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

			Three Months Ended June 30,
	Three Months Ended June 30, 2008		2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	($ in millions)

USA	$21.6	85.0%	$33.6	51.3%	$86.2	89.7%	$66.6	64.3%
Worldwide(1)	3.0	11.8	29.2	44.6	9.1	9.5	34.2	33.0
Europe	—	—	2.1	3.3	—	—	2.1	2.1
Caribbean	0.8	3.2	0.5	0.8	0.8	0.8	0.6	0.6

	$25.4	100.0%	$65.4	100.0%	$96.1	100.0%	$103.5	100.0%

(1)	“Worldwide” risk comprise individual policies that insure risks on a worldwide basis.

9.	SUBSEQUENT EVENTS

On July 9, 2008, the Company entered into a lease agreement for new office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539

GREENLIGHT CAPITAL RE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $311,821 for ten years starting from the earlier of December 1, 2008 or when the premises are occupied. The Company also has the option to renew the lease for a further five year term.

In addition, on August 5, 2008, the Board adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to two million of its Class A ordinary shares from time to time. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of the date of this filing, no Class A ordinary shares had been repurchased pursuant to the share repurchase plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,” “Greenlight Re,” or “the Company” refer to Greenlight Capital Re, Ltd. and our wholly-owned subsidiary, Greenlight Reinsurance, Ltd., unless the context dictates otherwise. References to our “Ordinary Shares” refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2008 and 2007 and financial condition as of June 30, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

We intend to communicate certain events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Securities Exchange Act of 1934, as amended, we do not intend to make public announcements regarding reinsurance or investment events that we do not believe, based on management’s estimates and current information, will have a material adverse impact to the Company’s operations or financial position.

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

Because we have a limited operating history, and an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Outlook and Trends

Due to our increasing market recognition and a stronger capital base, we continue to expect to see an increase in frequency business written in 2008 compared to 2007 and continued diversification of business by client, line of business, broker and geography. In the second quarter of 2008, our premium estimates on certain contracts were lower than initially expected mainly due to our clients writing less exposures in a softening pricing environment. This has caused second quarter premium to decline.

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

Although current general market conditions in the reinsurance business may not be favorable, we continue to believe that specific sectors within the reinsurance marketplace may provide attractive opportunities. In particular, we continue to anticipate that we will see attractive opportunities during the remainder of 2008 in certain casualty and property lines, including some property catastrophe coverages, motor liability, health and medical malpractice risks, for reasons set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

We intend to continue monitoring market conditions to be positioned to participate in future underserved or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underwriting results and product line concentrations in any given period may not be indicative of our future results of operations. Currently, we believe that market disruptions in some segments of the health markets have created some short-term opportunities, even as we are facing unfavorable general market conditions. In addition, we continue to develop business relating to the Cayman Islands’ captive market, which we believe can generate above average risk adjusted returns.

Critical Accounting Policies

Our consolidated financials statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expense reserves and investment valuation. Effective January 1, 2008, as a result of adopting SFAS No. 157 and SFAS No. 159 we record unrealized gains and losses, if any, on private investments in net investment income in the condensed consolidated statements of income. There was no material impact to our results of operations or financial condition as a result of this change. We did not make any material changes to our valuation techniques or models during the period.

If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Results of Operations

For the Three and Six Months Ended June 30, 2008, and 2007

For the three months ended June 30, 2008, our net income increased by $12.2 million as compared to the same period in 2007 mainly due to $11.1 million higher investment income compared to the same period in 2007. The investment portfolio reported a net investment income of $31.0 million, a return of 4.5%, for the second quarter of 2008 as compared to net investment income of $19.9 million, a return of 6.8%, for the second quarter of 2007. The higher investment income reported in 2008 is primarily due to an increase in invested assets resulting from the net proceeds of our initial public offering in May 2007. Additionally, underwriting income increased to $6.1 million for the three months ended June 30, 2008, from $4.3 million for the three months ended June 30, 2007. The increase in underwriting income for the three months ended June 30, 2008, was primarily due to lower loss and loss adjustment expenses, net of loss recoveries.

For the six months ended June 30, 2008, our net income increased by $20.6 million as compared to the same period in 2007 mainly due to $19.7 million higher investment income compared to the same period in 2007. The investment portfolio reported a net investment income of $25.3 million, a return of 3.6%, for the first half of 2008 as compared to a net investment income of $5.5 million, a return of 2.3%, for the first half of 2007. Additionally, our underwriting income accounted for approximately $3.0 million of the increase, while higher general and administrative expenses offset a portion of the increases in our underwriting and investment results.

One of our primary financial goals is to increase the long-term value in fully diluted book value per share. For the three months ended June 30, 2008, fully diluted book value increased by $0.89 per share, or 5.4%, to $17.29 from $16.40 at March 31, 2008. For the six months ended June 30, 2008, fully diluted book value increased by $0.72 per share, or 4.3%, to $17.29 from $16.57 at December 31, 2007.

Premiums Written

Details of gross premiums written are provided below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	($ in thousands)

Frequency	$20,801	82.0%	$30,943	47.3%	$77,646	80.8%	$63,801	61.6%
Severity	4,559	18.0	34,502	52.7	18,480	19.2	39,708	38.4

Total	$25,360	100.0%	$65,445	100.0%	$96,126	100.0%	$103,509	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop and due to our strategy to insure a concentrated portfolio of significant risks. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency and severity business when comparing the three and six month periods ended June 30, 2008 to the same periods in 2007. The main contributing factor for the lower severity premiums written for the three and six month periods ended June 30, 2008 is premiums on a multi-year professional liability severity contract written in the second quarter of 2007 which were recognized as written at inception in accordance with our accounting policy for premium recognition. For the six months ended June 30, 2008, approximately $44.1 million, or 45.9%, of the gross premiums written were attributed to new contracts entered into during the first half of 2008. A more detailed analysis of gross premiums written by line of business can be found in Note 8 to the condensed consolidated financial statements.

We entered into retrocessional contracts amounting to $5.6 million of ceded premiums for the three months ended June 30, 2008 compared to $14.5 million of ceded premiums for same period in 2007. This decrease is attributed mainly to the following two factors.

•	A frequency contract was renewed during the three month period ended June 30, 2008 which had $5.9 million lower ceded premiums than the original contract entered into during the three months ended June 30, 2007. The lower ceded premiums on this contract were due to a combination of us retaining additional risk compared to the original contract, and due to lower estimated subject premiums on the assumed contract.

•	Premium adjustments were recorded on two frequency contracts during the three month period ended June 30, 2008 which accounted for approximately $3.0 million of the decrease.

For the six months ended June 30, 2008, our premiums ceded decreased by $13.4 million, or 47.4%, mainly due to the following factors.

•	A frequency contract was renewed at lower estimated subject premiums.

•	A frequency contract was restructured on renewal wherein we retained certain additional risks previously ceded to a third party.

•	Premium adjustments were recorded on two frequency contracts during the six month period ended June 30, 2008.

Details of net premiums written are provided below:

	Three Months Ended June 30,				Six Months Ended June, 30
	2008		2007		2008		2007
	($ in thousands)

Frequency	$15,186	76.9%	$16,409	32.2%	$62,758	77.3%	$35,524	47.2%
Severity	4,559	23.1	34,502	67.8	18,481	22.7	39,708	52.8

Total	$19,745	100.0%	$50,911	100.0%	$81,239	100.0%	$75,232	100.0%

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of August 1, 2008, our maximum aggregate loss exposure to any series of natural peril events was $69.5 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure and reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

	Single Event	Aggregate
Zone	Loss	Loss
	($ in thousands)

USA(1)	$51,750	$69,500
Europe	43,750	51,500
Japan	43,750	51,500
Rest of the world	23,750	31,500
Maximum Aggregate	51,750	69,500

(1)	Includes the Caribbean

Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	($ in thousands)

Frequency	$15,341	62.2%	$20,476	82.0%	$33,295	63.8%	$36,417	79.4%
Severity	9,341	37.8	4,496	18.0	18,879	36.2	9,476	20.6

Total	$24,682	100.0%	$24,972	100.0%	$52,174	100.0%	$45,893	100.0%

For the three months ended June 30, 2008, the earned premiums on the frequency business decreased $5.1 million compared to the same period in 2007. The decrease was mainly due to revised estimates of frequency premiums from certain 2008 contracts, and due to premiums returned on a 2007 personal lines contract. This decrease was offset by a $4.8 million increase in the severity business earned premiums for the same periods. The increase in severity earned premiums relates to the full three months of earned premiums for the three months ended June 30, 2008, on the multi-year professional liability contract written towards the end of the second quarter of 2007.

For the six months ended June 30, 2008, the total earned premiums increased $6.3 million, or 13.7%. The increase in net premiums earned is attributable principally to increased net premiums written and earned from the developing underwriting portfolio for the six months ended June 30, 2008, as compared to the corresponding 2007 period. The increase in severity earned premiums relate to the full six months of earned premiums for the first half of fiscal 2008 on the multi-year excess of loss contract written towards the end of the second quarter of 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	($ in thousands)

Frequency	$6,102	65.3%	$10,594	95.1%	$14,098	65.7%	$19,165	95.2%
Severity	3,235	34.7	544	4.9	7,363	34.3	961	4.8

Total	$9,337	100.0%	$11,138	100.0%	$21,461	100.0%	$20,126	100.0%

The loss ratios for our frequency business were 42.3% and 52.6% for the six month periods ended June 30, 2008 and 2007 respectively. The lower loss ratio for frequency business for 2008 primarily reflects favorable loss development compared to the corresponding 2007 period.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 39.0% and 10.1% for the six month periods ended June 30, 2008 and 2007 respectively. The increase in the loss ratio for severity business during the six month period ended June 30, 2008 is primarily due to the different composition of the severity underwriting portfolio and partially due to losses developing on a non natural peril severity contract. During the corresponding 2007 period, a majority of the severity underwriting portfolio related to natural peril and professional liability risks, while for the current six month period ended June 30, 2008, the severity contracts are diversified between medical malpractice and professional and general liability as well as natural peril risks.

During the six month period ended June 30, 2008, the aggregate development of prior period reinsurance reserves for frequency and severity businesses combined was not significant.

Losses incurred in the three and six month periods ended June 30, 2008 and 2007 were comprised of losses paid and changes in loss reserves as follows:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)

Losses paid	$6,456	$(2,584)	$3,872	$2,394	$(651)	$1,743
Increase (decrease) in reserves	5,229	236	5,465	11,911	(2,516)	9,395

Total	$11,685	$(2,348)	$9,337	$14,305	$(3,167)	$11,138

	Six Months Ended June 30,			Six Months Ended June 30,
	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)

Losses paid	$11,840	$(4,409)	$7,431	$2,394	$(651)	$1,743
Increase (decrease) in reserves	14,988	(958)	14,030	23,652	(5,269)	18,383

Total	$26,828	$(5,367)	$21,461	$26,046	$(5,920)	$20,126

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	($ in thousands)

Frequency	$8,145	88.3%	$8,715	91.6%	$16,538	86.3%	$15,187	88.2%
Severity	1,083	11.7	800	8.4	2,619	13.7	2,040	11.8

Total	$9,228	100.0%	$9,515	100.0%	$19,157	100.0%	$17,227	100.0%

For the six month period ended June 30, 2008, the acquisition cost ratio for frequency business was 49.7% compared to 41.7% for the corresponding 2007 period. The increase was primarily the result of higher profit commissions accrued on a frequency contract due to favorable underwriting results. The acquisition cost ratio for severity business was 13.9% for the six month period ended June 30, 2008 compared to 21.5% for the corresponding 2007 period. The decrease in severity acquisition cost ratio is a result of (a) profit commissions paid during the first half of fiscal 2007 on a contract which was not renewed for the following year, (b) the non-renewal in 2008 of certain natural peril catastrophe severity contracts which had higher acquisition cost ratios, and (c) the earning of premiums on certain multi-year professional liability contracts, incepted in the later part of the second quarter of 2007, which have no acquisition costs associated with them. We expect that acquisition costs will be higher for frequency business than for severity business. Overall the total acquisition cost ratio decreased to 36.7% for the six month period ended June 30, 2008 from 37.5% for the corresponding 2007 period.

General and Administrative Expenses

For the three month periods ended June 30, 2008 and 2007 our general and administrative expenses were $3.2 million and $2.9 million, respectively. The increase primarily relates to salaries and benefits paid for additional staff hired subsequent to the second quarter of fiscal 2007.

For the six month period ended June 30, 2008 the general and administrative expenses increased $1.8 million, or 29.9% compared to same period in 2007. The increase primarily relates to higher employee bonuses approved by the Board of Directors during the first quarter of 2008, relating to the 2007 fiscal year.

For the six month periods ended June 30, 2008 and 2007, the general and administrative expenses include $1.4 million and $1.5 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income

A summary of our net investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)

Realized gains and change in unrealized gains, net	$36,727	$17,462	$32,065	$1,418
Interest, dividend and other income	8,168	6,962	12,941	11,251
Interest, dividend and other expenses	(5,099)	(1,505)	(8,501)	(2,868)
Investment advisor compensation	(8,771)	(2,995)	(11,242)	(4,258)

Net investment income	$31,025	$19,924	$25,263	$5,543

For the three months ended June 30, 2008, investment income, net of all fees and expenses, resulted in a return of 4.5% on our investment portfolio. This compares to a 6.8% investment return reported for the corresponding 2007 period. For the six months ended June 30, 2008, the return on investment, net of all fees and expenses, was 3.6% compared to 2.3% for the first half of 2007.

Our investment advisor and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, we also provide on our website the names of the largest disclosed long positions in our investment portfolio as of the last trading day of each month.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor In Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	42.3%	39.0%	41.1%	52.6%	10.1%	43.9%
Acquisition cost ratio	49.7%	13.9%	36.7%	41.7%	21.5%	37.5%

Composite ratio	92.0%	52.9%	77.8%	94.3%	31.6%	81.4%
Internal expense ratio			14.7%			12.9%

Combined ratio			92.5%			94.3%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. For the six months ended June 30, 2008, our frequency and severity businesses reported a loss ratio of 42.3%, and 39.0% respectively. A more diverse mix of lines of business in our severity business combined with losses developing on a severity contract, contributed to the higher loss ratio for our severity business during the six months ended June 30, 2008 than in the corresponding 2007 period. We expect that our loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods.

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. However, the higher internal expense ratio reported for the six month period ended June 30, 2008 was mainly due to higher general and administrative expenses as a result of additional bonus expensed during the period relating to the 2007 underwriting year and also reflects the cost of additional staff hired subsequent to the second quarter of 2007. During the six month period ended June 30, 2008, our net earned premiums increased 13.7% while our general and administrative expenses increased 29.9% compared to the corresponding 2007 period, resulting in a higher internal expense ratio.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income into account. The reported combined ratio for the six month period ended June 30, 2008 was 92.5% compared to 94.3% for the same period in 2007. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

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

Reserves for loss and loss adjustment expenses as of June 30, 2008 and December 31, 2007 were comprised of the following:

	June 30, 2008			December 31, 2007
	Case			Case
	Reserves	IBNR	Total	Reserves	IBNR	Total
	($ In thousands)

Frequency	$1,055	$42,759	$43,814	$1,712	$34,477	$36,189
Severity	—	13,553	13,553	—	6,188	6,188

Total	$1,055	$56,312	$57,367	$1,712	$40,665	$42,377

The overall increase in loss reserves is almost entirely a function of the additional exposure written during the six months ended June 30, 2008, changes in loss reserves relating to the development of losses on certain severity contracts, and favorable loss development on certain frequency contracts mostly offsetting the increase in reserves.

For substantially all of the contracts written as of June 30, 2008, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. As a holding company, we have minimal continuing cash needs, and most of such needs are principally related to the payment of administrative expenses. All of our operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd., which underwrites risks associated with our property and casualty reinsurance programs. There are restrictions on Greenlight Reinsurance, Ltd.’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of June 30, 2008, the financial strength of our reinsurance subsidiary was rated “A-(Excellent)” by A.M. Best Company. This rating reflects the A.M. Best Company’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory compensation and investment expenses), including realized gains. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of June 30, 2008, our investment portfolio was primarily comprised of publicly-traded securities which can be liquidated to meet current and future liabilities. We believe that we have the flexibility to liquidate our long securities to generate sufficient liquidity. Similarly, we can generate liquidity from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the six month period ended June 30, 2008 we had a positive cash flow of $33.3 million. We generated $23.9 million in cash from operating activities primarily relating to net premiums collected and retained from underwriting operations. As of June 30, 2008, we believe we had sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities or investment income. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future from operating cash flow. However, we cannot provide assurances that in the future we will not issue equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions.

We may also use available cash to repurchase our Class A ordinary shares from time to time. Currently the Board has authorized management to repurchase up to two million Class A ordinary shares from time to time.

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

Greenlight Reinsurance, Ltd. has a letter of credit facility as of June 30, 2008 of $400.0 million with Citibank, N.A. with a termination date of October 11, 2009. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

An additional $25.0 million letter of credit facility with UniCredit Bank Cayman Islands Ltd. (formerly Bank Austria Cayman Islands Ltd.) was terminated on June 6, 2008. Any letters of credit issued prior to the termination under this facility remain in effect until their respective expiry dates.

As of June 30, 2008, letters of credit totaling $140.7 million were outstanding under the above letters of credit facilities. Under these letter of credit facilities, we are required to provide collateral that may consist of equity securities. As of June 30, 2008, we had pledged $225.1 million of equity securities and cash equivalents as collateral for the above letter of credit facilities. The letter of credit facility agreements contain various covenants that, in part, restrict Greenlight Reinsurance, Ltd.’s ability to place a lien or charge on the pledged assets, to effect transactions with affiliates, to enter into a merger or sell certain assets and further restrict Greenlight Reinsurance, Ltd.’s ability to issue any debt without the consent of the letter of credit providers. Additionally, if an event of default exists, as defined in the credit agreements, Greenlight Reinsurance, Ltd. will be prohibited from paying dividends. For the six month period ended June 30, 2008, the Company was in compliance with all of the covenants under each of the letter of credit facility agreements. In addition to the credit facilities described above, the Company is in the process of evaluating additional facilities.

Capital

As of June 30, 2008, total shareholders’ equity was $635.8 million compared to $605.6 million at December 31, 2007. This increase in total shareholders’ equity is principally due to the net income of $28.8 million reported during the six month period ended June 30, 2008.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. However, we cannot provide assurances that in the future we will not be required to raise additional equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions. We did not make any significant capital expenditures during the period from inception to June 30, 2008.

On August 5, 2008, the Board adopted a share repurchase plan authorizing the Company to repurchase up to two million Class A ordinary shares. Management may from time to time repurchase these shares to optimize the Company’s capital structure. Shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. The Company has not repurchased any shares under its share repurchase plan as of the date of this filing.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of June 30, 2008:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Operating lease obligations	$216	$97	$119	$—	$—
Specialist service agreement	1,452	652	800	—	—
Private equity investments(1)	26,913	26,913	—	—	—
Loss and loss adjustment expense reserves(2)	57,367	28,682	15,437	4,948	8,300

	$85,948	$56,344	$16,356	$4,948	$8,300

(1)	As of June 30, 2008, we had made commitments to invest a total of $31.6 million in private investments. As of June 30, 2008, we had invested $4.7 million of this amount, and our remaining commitments to these vehicles were $26.9 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities.

(2)	The amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is provided above and in the accompanying condensed consolidated financial statements.

As discussed in Note 9 of the financial statements, on July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective July 1, 2008, and the rental payments commence from the earlier of December 1, 2008 or when we occupy the premises. We currently do not anticipate occupying the premises prior to December 1, 2008. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year.

Effective September 1, 2007, we entered into a service agreement with a specialist service provider whereby the specialist service provider provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the specialist service provider.

As described above, we had one letter of credit facility as of June 30, 2008. This $400.0 million facility can be terminated by either party with effect from any October 11, the anniversary date, by providing written notification to the other party at least 120 days before the anniversary date. The earliest possible termination date of this agreement is October 11, 2009.

On January 1, 2008, we entered into an agreement wherein the Company and DME agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008, through December 31, 2010, with automatic three-year renewals unless either we or DME terminate the agreement by giving 90 days notice prior to the end of the three year term. Pursuant to this agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME and performance compensation of 20% on the net income of our share of assets managed by DME subject to a loss carryforward provision.

In February 2007, we entered into a service agreement with DME pursuant to which DME will provide investor relations services to us for compensation of $5,000 per month (plus expenses). The agreement had an initial term of one year, and will continue for sequential one year periods until terminated by us or DME. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

EQUITY PRICE RISK.  As of June 30, 2008, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2008, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $21.4 million, or 3.0%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

FOREIGN CURRENCY RISK.  Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2008, we have no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of June 30, 2008, our gross exposure to foreign denominated securities was approximately $209.0 million. However, as of June 30, 2008, the majority of our currency exposure resulting from these foreign denominated securities was hedged, leading to a net exposure to foreign currencies of $24.6 million. As of June 30, 2008, a 10% decrease in the value of the

United States dollar against select foreign currencies would result in a $2.5 million, or 0.3%, decline in the value of the investment portfolio. A summary of our total net exposure to foreign currencies as of June 30, 2008 is as follows:

US$ Equivalent
Original Currency	Fair Value
($ in thousands)

European Union euro	$(32,506)
British pounds	(20,969)
South Korean won	7,165
Hong Kong dollar	8,569
Japanese yen	9,124
Other	3,974

$(24,643)

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

INTEREST RATE RISK.  Our investment portfolio has historically held a very small portion of fixed-income securities, which we classify as “trading securities” but may in the future include significant exposure to corporate debt securities, including debt securities of distressed companies. The primary market risk exposure for any fixed-income security is interest rate risk. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Additionally, some of our equity investments may also be credit sensitive and their value may fluctuate with changes in interest rates.

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

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of August 6, 2008, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders.  The Company held its 2008 Annual General Meeting of Shareholders on July 10, 2008. Pursuant to the Company’s Third Amended and Restated Articles of Association, each Class A ordinary share is entitled to one vote per share and each Class B ordinary share is entitled to ten votes per share; provided, however, that the total voting power of the issued and outstanding Class B ordinary shares shall not exceed 9.5% of the total voting power of all issued and outstanding ordinary shares. Since, on the record date of the 2008 Annual Meeting of Shareholders, the total voting power of the issued and outstanding Class B ordinary shares exceeded 9.5% of the total voting power, the voting power of the Class B ordinary shares was reduced with the excess being allocated to the Class A ordinary shares in accordance with Article 53 of the Company’s Third Amended and Restated Articles of Association.

The following tables summarize the voting results after adjustment of voting power. For more information on the following proposals, see the Company’s definitive proxy statement dated June 6, 2008.

(1) The following persons were elected Directors of Greenlight Capital Re, Ltd. by shareholders to serve for the term expiring at the Annual General Meeting of Shareholders in 2009.

Director	Class A For	Class A Against	Class A Abstain	Class B For	Class B Against	Class B Abstain

Alan Brooks	62,919,747	75,688	4,706	8,793,149	0	0
David Einhorn	62,919,747	75,688	4,706	8,793,149	0	0
Leonard Goldberg	62,919,747	75,688	4,706	8,793,149	0	0
Ian Isaacs	62,919,747	75,688	4,706	8,793,149	0	0
Frank Lackner	62,919,747	75,688	4,706	8,793,149	0	0
Bryan Murphy	62,919,747	75,688	4,706	8,793,149	0	0
Joseph Platt	62,919,747	75,688	4,706	8,793,149	0	0

(2) The following persons were elected Directors of Greenlight Reinsurance, Ltd. by shareholders to serve for the term expiring at the Annual General Meeting of Shareholders in 2009

Director	Class A For	Class A Against	Class A Abstain	Class B For	Class B Against	Class B Abstain

Alan Brooks	62,899,583	77,360	23,198	8,793,149	0	0
David Einhorn	62,899,583	77,360	23,198	8,793,149	0	0
Leonard Goldberg	62,899,583	77,360	23,198	8,793,149	0	0
Ian Isaacs	62,899,583	77,360	23,198	8,793,149	0	0
Frank Lackner	62,899,583	77,360	23,198	8,793,149	0	0
Bryan Murphy	62,899,583	77,360	23,198	8,793,149	0	0
Joseph Platt	62,899,583	77,360	23,198	8,793,149	0	0

(3) The shareholders approved the amendment to Article 11 of Greenlight Capital Re, Ltd.’s Third Amended and Restated Articles of Association by Special Resolution.

	Class A	Class B

For	53,628,006	8,793,149
Against	7,960,427	0
Abstain	1,411,708	0

(4) The shareholders ratified the appointment of BDO Seidman, LLP to serve as the independent auditors of Greenlight Capital Re, Ltd. for 2008.

	Class A	Class B

For	62,902,754	8,793,149
Against	82,159	0
Abstain	15,229	0

(5) The shareholders ratified the appointment of BDO Seidman, LLP to serve as the independent auditors of Greenlight Reinsurance, Ltd. for 2008.

	Class A	Class B

For	62,886,338	8,793,149
Against	98,574	0
Abstain	15,229	0

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Third Amended and Restated Memorandum and Articles of Association, as revised by special resolution on July 10, 2008
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)

/s/  Leonard Goldberg
Name:     Leonard Goldberg

Title:	Chief Executive Officer
Date: August 6, 2008

/s/  Tim Courtis
Name:     Tim Courtis
Title: Chief Financial Officer
Date: August 6, 2008