Form 10-Q
period 2008-11-04
Greenlight Capital Re, Ltd.
filed 2008-11-04
CIK 1385613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS	N/A
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no)

802 WEST BAY ROAD	KY1-1205
THE GRAND PAVILION	(Zip code)
PO BOX 31110
GRAND CAYMAN
CAYMAN ISLANDS
(Address of principal executive offices)

(345) 943-4573
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class A Ordinary Shares, $.10 par value	30,010,636
(Class)	(Outstanding as of November 4, 2008)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Investments in securities
Debt securities, trading, at fair value	$8,458	$1,520
Equity securities, trading, at fair value	368,864	570,440
Other investments, at fair value	12,165	18,576
Total investments in securities	389,487	590,536
Cash and cash equivalents	216,137	64,192
Restricted cash and cash equivalents	400,360	371,607
Financial contracts receivable, at fair value	6,323	222
Reinsurance balances receivable	66,006	43,856
Loss and loss adjustment expense recoverables	9,480	6,721
Deferred acquisition costs	17,804	7,302
Unearned premiums ceded	10,147	8,744
Other assets	956	965
Total assets	$1,116,700	$1,094,145
Liabilities and Shareholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$369,504	$332,706
Financial contracts payable, at fair value	10,272	17,746
Loss and loss adjustment expense reserves	68,504	42,377
Unearned premium reserves	99,988	59,298
Reinsurance balances payable	34,035	19,140
Funds withheld	4,720	7,542
Other liabilities	5,099	2,869
Minority interest in joint venture	6,319	—
Performance compensation payable to related party	—	6,885
Total liabilities	598,441	488,563
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding 30,010,636, (2007: 29,847,787); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2007: 6,254,949))	3,627	3,610
Additional paid-in capital	479,166	476,861
Retained earnings	35,466	125,111
Total shareholders’ equity	518,259	605,582
Total liabilities and shareholders’ equity	$1,116,700	$1,094,145

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the
Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
For the three and nine months ended September 30, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Gross premiums written	$37,684	$19,766	$133,810	$123,275
Gross premiums ceded	1,169	(209)	(13,718)	(28,486)
Net premiums written	38,853	19,557	120,092	94,789
Change in net unearned premium reserves	(10,256)	11,155	(39,321)	(18,184)
Net premiums earned	28,597	30,712	80,771	76,605
Net investment (loss) income	(117,809)	(4,776)	(92,546)	707
Total revenues	(89,212)	25,936	(11,775)	77,312
Expenses
Loss and loss adjustment expenses incurred, net	14,777	11,339	36,238	31,465
Acquisition costs, net	12,204	13,458	31,361	30,685
General and administrative expenses	3,452	3,232	11,122	9,078
Total expenses	30,433	28,029	78,721	71,228
Net (loss) income before minority interest	(119,645)	(2,093)	(90,496)	6,084
Minority interest in loss of joint venture	1,212	—	851	—
Net (loss) income	$(118,433)	$(2,093)	$(89,645)	$6,084
(Loss) earnings per share
Basic	$(3.29)	$(0.06)	$(2.49)	$0.21
Diluted	(3.29)	(0.06)	(2.49)	0.21
Weighted average number of ordinary shares used in the determination of
Basic	35,995,236	35,981,312	35,987,778	28,393,955
Diluted	35,995,236	35,981,312	35,987,778	28,855,816

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the
Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
For the nine months ended September 30, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	September 30, 2008	September 30, 2007
Ordinary share capital
Balance — beginning of period	$3,610	$2,156
Issue of Class A ordinary share capital	17	1,191
Issue of Class B ordinary share capital	—	263
Balance — end of period	$3,627	$3,610
Additional paid-in capital
Balance — beginning of period	$476,861	$219,972
Issue of Class A ordinary share capital	9	207,144
Issue of Class B ordinary share capital	—	49,737
IPO expenses	—	(2,629)
Stock options and awards expense	2,296	2,233
Balance — end of period	$479,166	$476,457
Retained earnings
Balance — beginning of period	$125,111	$90,039
Net (loss) income	(89,645)	6,084
Balance — end of period	$35,466	$96,123
Total shareholders’ equity	$518,259	$576,190

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the
Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash provided by (used in)
Operating activities
Net (loss) income	$(89,645)	$6,084
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on securities and financial contracts	166,213	16,062
Net realized gains on securities and financial contracts	(69,605)	(32,193)
Foreign exchange gain on restricted cash and cash equivalents	(7,600)	(1,380)
Minority interest in loss of joint venture	851	—
Stock options and awards expense	2,313	2,233
Depreciation	30	30
Purchases of securities	—	(742,843)
Sales of securities	—	731,776
Change in
Restricted cash and cash equivalents	—	(247,773)
Financial contracts receivable, at fair value	—	(681)
Reinsurance balances receivable	(22,150)	(33,757)
Loss and loss adjustment expense recoverables	(2,759)	(7,462)
Deferred acquisition costs	(10,502)	5,006
Unearned premiums ceded	(1,403)	(16,207)
Other assets	(21)	544
Financial contracts payable, at fair value	—	23,773
Loss and loss adjustment expense reserves	26,127	34,398
Unearned premium reserves	40,690	34,448
Reinsurance balances payable	14,895	18,128
Funds withheld	(2,822)	5,677
Other liabilities	2,230	183
Performance compensation payable to related party	(6,885)	(14,474)
Net cash provided by (used in) operating activities	39,957	(218,428)
Investing activities
Purchases of securities and financial contracts	(1,082,866)	—
Sales of securities and financial contracts	1,210,530	—
Restricted cash and cash equivalents	(21,153)	—
Minority interest in joint venture	5,468	—
Net cash provided by investing activities	111,979	—
Financing activities
Net proceeds from share issue	—	255,706
Net proceeds from exercise of stock options	9	—
Net cash provided by financing activities	9	255,706
Net increase in cash and cash equivalents	151,945	37,278
Cash and cash equivalents at beginning of the period	64,192	82,704
Cash and cash equivalents at end of the period	$216,137	$119,982
Supplementary information
Interest paid in cash	$11,289	$2,360
Interest received in cash	9,850	10,764

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the
Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008 and 2007

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

The results for the nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.

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

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS") No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value by creating a hierarchy of fair value measurements based on inputs used in deriving fair values and enhances disclosure requirements for fair value measurements. The adoption of SFAS No. 157 had no material impact to the Company’s results of operations or financial condition as there were no material changes in the valuation techniques used by the Company to measure fair value. The Company’s investments in debt and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of private debt securities are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs).

The Company’s “Other Investments” may include investments in private equity securities, limited partnerships, futures, exchange traded options and over-the-counter options (“OTC”), which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “Other Investments”. For limited partnerships and private equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information, using the services of the investment advisor. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition unexpired exchange traded option contracts are recorded at fair market value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

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

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps, and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. Financial contracts receivable represent derivative contracts where the Company is entitled to receive payments upon settlement of the contract. Financial contract payable represent derivative contracts whereby the Company is obligated to make payments upon settlement on the contract.

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

Financial contracts may also include exchange traded futures contracts that are based on the movement of a particular index. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value measured based on the observable quoted prices of the same or similar financial contract in an active market (Level 1) or on broker quotes which reflect market information from actual transactions (Level 2).

The Company purchases and sells credit default swaps ("CDS") for the purposes of either managing its exposure to certain investments, or for other strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. CDS trading in an active market are valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

Earnings Per Share

Basic earnings per share are based on weighted average ordinary shares outstanding during the three and nine months ended September 30, 2008 and 2007 and exclude dilutive effects of stock options and unvested stock awards. Diluted earnings per share assumes the exercise of all dilutive stock options and stock awards using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	35,995,236	35,981,312	35,987,778	28,393,955
Effect of dilutive service provider stock options	—	—	—	174,800
Effect of dilutive employee and director options and stock awards	—	—	—	287,061
	35,995,236	35,981,312	35,987,778	28,855,816
Anti-dilutive stock options and stock award outstanding	1,878,689	1,702,424	1,878,689	208,000

Due to the Company's net loss for the three and nine months ended September 30, 2008, all stock options and stock awards outstanding have been excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive for the periods. Similarly for the three months ended September 30, 2007, all stock options and stock awards outstanding have been excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active." This FSP clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective from October 10, 2008, including prior periods for which financial statements have not been issued. The implementation of this FSP did not have a material impact on the Company’s results of operation or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The Company adopted SFAS No. 159 effective January 1, 2008. As a result, the unrealized gains and losses on the Company’s investments in private equity securities and limited partnerships, are now included in net investment income in the condensed consolidated statements of income, as opposed to other comprehensive income. The adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements except for the change in presentation of cash flows relating to investments in the condensed consolidated statement of cash flows as described below.

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

In March 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application is not permitted except for disclosures about the risk-management activities of the insurance enterprise which is effective for the first interim period beginning after the issuance of SFAS No. 163. This statement requires an insurance enterprise to recognize a claim liability prior to an insured event when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Finally, this statement requires expanded disclosures about financial guarantee contracts focusing on the insurance enterprise’s risk-management activities in evaluating credit deterioration in its insured financial obligations. The effect of the statement’s implementation is not expected to be material to the Company’s results of operations or financial position. As of September 30, 2008, the Company had no financial guarantee contracts that required expanded disclosures under this statement.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees - An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP applies to: (a) credit derivatives within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This FSP amends Statement 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities", should be provided for any reporting period (annual or interim) beginning after November 15, 2008.  The provisions of this FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Earlier adoption is encouraged for the provisions that amend Statement 133 and FIN 45. The clarification of the effective date of Statement 161 is effective September 12, 2008. The Company early adopted the provisions of this FSP for the provisions that amend Statement 133 and FIN 45. As a result of adopting this FSP, these financial statements include the disclosures relating to credit derivatives sold by the Company.

Reclassifications

Certain prior period balances have been reclassified to conform to the current periods' presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

3.  FINANCIAL INSTRUMENTS

Fair Value Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. As a result, all of the Company’s “trading securities” are carried at fair value, and the net unrealized gains or losses are included in net investment income in the condensed consolidated statements of income. For private equity securities, the unrealized gains and losses, if any, which would have been previously recorded in other comprehensive income, are included in net investment income in the condensed consolidated statements of income in order to apply a consistent treatment for the Company’s entire investment portfolio. The change in treatment resulted in no cumulative-effect adjustment to the opening balance of retained earnings. The fair values of the private equity securities, existing at the date the Company adopted SFAS No. 159, remained unchanged from the carrying values of those securities immediately prior to electing the fair value option.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2008:

	Fair Value Measurements as of September 30, 2008
Description	Total as of September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Debt securities	$8,458	$—	$2,748	$5,710
Listed equity securities	368,864	368,864	—	—
Private equity securities	12,165	—	1,607	10,558
Financial contracts receivable (payable), net	(3,949)	1,421	(5,370)	—
	$385,538	$370,285	$(1,015)	$16,268

Listed equity securities, sold not yet purchased	$(369,504)	$(369,504)	$—	$—
	$(369,504)	$(369,504)	$—	$—

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Debt Securities	Private Equity Securities	Total	Debt Securities	Private Equity Securities	Total
	($ in thousands)
Beginning balance	$3,067	$6,263	$9,330	$865	$8,115	$8,980
Purchases, sales, issuances, and settlements, net	3,066	4,066	7,132	5,270	7,631	12,901
Total realized and unrealized gains (losses) included in earnings, net	(423)	229	(194)	(425)	17	(408)
Transfers in and/or out of Level 3	—	—	—	—	(5,205)	(5,205)
Ending balance	$5,710	$10,558	$16,268	$5,710	$10,558	$16,268

Transfers from Level 3 represent the fair value of private equity securities of an entity that were transferred to Level 1 when the entity’s shares were publicly listed during the second quarter of fiscal 2008, resulting in fair value being based on the quoted price in an active market.

For the three and nine months ended September 30, 2008, change in unrealized losses of $0.2 million and $0.4 million respectively, on securities still held at the reporting date, and valued using unobservable inputs, are included in net investment income in the condensed consolidated statements of income. There were no realized gains or losses for the three and nine months ended September 30, 2008, relating to securities valued using unobservable inputs.

Other Investments

“Other Investments” include options as well as private equity securities for which quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of September 30, 2008, the Company did not hold any exchange traded or OTC options.

As of September 30, 2008, the following securities were included in “Other Investments”:

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	($ in thousands)
Private equity securities	$13,631	$285	$(1,751)	$12,165
	$13,631	$285	$(1,751)	$12,165

As of December 31, 2007, the following securities were included in “Other Investments”:

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
	($ in thousands)
Private equity securities	$10,932	$150	$(247)	$10,835
Call options	1,943	776	(1,409)	1,310
Put options	2,821	3,266	(1,182)	4,905
Commodity futures	—	1,526	—	1,526
	$15,696	$5,718	$(2,838)	$18,576

During the nine months ended September 30, 2007, other-than-temporary impairment losses on private equity securities of $0.3 million were reported and included in net realized gains on securities within net investment income, in the condensed consolidated statements of income.

Financial Contracts Receivable and Payable

As of September 30, 2008, the following financial contracts were included in "Financial Contracts Receivable":

Fair Market Value
($ in thousands)
Credit default swaps, purchased - Corporate debt	$2,345
Credit default swaps, purchased - Sovereign debt	1,923
Index linked futures	1,421
Total return swaps - Equities	634
$6,323

As of September 30, 2008, the following financial contracts were included in "Financial Contracts Payable":

Fair Market Value
($ in thousands)
Credit default swap, issued - Corporate debt	$(5,794)
Total return swaps - Equities	(4,478)
$(10,272)

As of September 30, 2008, included in financial contracts payable, was a credit default swap (CDS) issued by the Company relating to the debt issued by another entity ("reference entity"). The CDS has a term of 5 years and a notional amount of $14 million. Under this contract, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of September 30, 2008, based on the assessment conducted by the Company’s investment advisor, the risk of default does not appear to be likely. As of September 30, 2008, the reference entity had a financial strength rating of (A2) and a surplus notes rating of (Baa1) from Moody’s Investors Service. The fair market value of the CDS at September 30, 2008 was $5.8 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs).

4.  RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. At September 30, 2008, the Company had in place coverage that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the nine months ended September 30, 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $9.2 million (2007: $9.7 million). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At September 30, 2008, the Company had loss and loss adjustment expense recoverables of $0.2 with a retrocessionaire rated “A+ (superior)” by A.M. Best Company. At December 31, 2007, the Company had loss and loss adjustment expense recoverables of $1.3 million with a retrocessionaire rated “A (excellent)” by A.M. Best Company. Additionally, at September 30, 2008, the Company had loss and loss adjustment expense recoverables of $9.3 million (2007: $5.4 million) with two unrated retrocessionaires. At September 30, 2008, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company has recorded no provision for uncollectible losses recoverable.

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

During the nine months ended September 30, 2008, 141,465 (2007: 108,160) restricted shares of Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 24, 2011, subject to the grantee’s continued service with the Company.

During the nine months ended September 30, 2008, the Company also issued to certain directors 20,724 (2007: 13,264) restricted shares of Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

During the nine months ended September 30, 2008, 660 stock options were exercised which had a weighted average exercise price of $13.85. For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the nine months ended September 30, 2008, was $6,067. During the nine months ended September 30, 2007, no stock options were exercised.

The following table is a summary of voting ordinary shares issued and outstanding:

	September 30, 2008		September 30, 2007
	Class A	Class B	Class A	Class B
Balance — beginning of period	29,847,787	6,254,949	16,507,228	5,050,000
Issue of ordinary shares	162,849	—	11,913,929	2,631,579
Transfer from Class B to Class A	—	—	1,426,630	(1,426,630)
Balance — end of period	30,010,636	6,254,949	29,847,787	6,254,949

During the nine months ended September 30, 2008, the Company granted 80,000 (2007: 50,000) Class A ordinary share purchase options to the Chief Executive Officer, pursuant to his employment contract. These options vest 25% on the date of grant, and 25% each in 2009, 2010 and 2011. The options expire after 10 years from grant date. The Company uses the Black-Scholes pricing model to determine the valuation of these options and has applied the assumptions set forth in the following table:

	2008		2007
Risk free rate	3.99%		4.79%
Estimated volatility	30.00%		30.00%
Expected term	10.00	years	10.00	years
Dividend yield	0.00%		0.00%
Weighted average exercise price	$29.39		$19.60

If actual results differ significantly from these estimates and assumptions, particularly in relation to management’s estimation of volatility which requires the most judgment due to the Company’s limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the nine months ended September 30, 2008 related to employee and director stock options was $1.2 million (2007: $1.9 million). At September 30, 2008, the total compensation cost related to non-vested options not yet recognized was $0.9 million (2007: $1.8 million) to be recognized over a weighted average period of 1.2 years (2007: 1.6 years) assuming no forfeitures given that all employees are expected to complete their service period for vesting of the options.

Employee and director stock option activity during the nine months ended September 30, 2008 and year ended December 31, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	1,131,000	$11.83	$6.01
Granted	50,000	$19.60	$10.18
Exercised	—	—	—
Forfeited	(2,000)	12.05	6.17
Expired	—	—	—
Balance at December 31, 2007	1,179,000	$12.19	$6.20
Granted	80,000	$29.39	$8.69
Exercised	(660)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2008	1,258,340	$13.29	$6.36

At September 30, 2008, the weighted-average remaining contractual term for options outstanding was 7.5 years (December 31, 2007: 8.09 years).

At September 30, 2008, 912,000 (December 31, 2007: 553,000) stock options were exercisable. These options had a weighted-average exercise price of $11.13 (December 31, 2007: $11.61) and a weighted-average remaining contractual term of 6.9 years (December 31, 2007: 7.9 years).

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008, was $8.69 (year ended December 31, 2007: $10.18). The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was $12.2 million and $9.9 million, respectively (December 31, 2007: $10.2 million and $5.1 million). During the nine months ended September 30, 2008, 359,000 options vested (year ended December 31, 2007: 553,000).

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

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME is allocated, subject to a loss carry forward provision, to DME’s account. Included in net investment income for both the three months and nine months ended September 30, 2008 is performance compensation expense of $0 (2007: $1.2 million and $0.1 million respectively). At September 30, 2008 and December 31, 2007, $0 and $6.9 million, respectively, remained payable.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME is paid to DME. Included in the net investment income for the three months ended September 30, 2008 are management fees of $2.6 million (2007: $2.4 million). Included in net investment income for the nine months ended September 30, 2008, are management fees of $7.7 million (2007: $5.3 million). The management fees were fully paid as of September 30, 2008, and December 31, 2007.

Service Agreement

In February 2007, the Company entered into a service agreement with DME, pursuant to which DME will provide investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement had an initial term of one year and continues for sequential one year periods until terminated by the Company or DME. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

7.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

At September 30, 2008, the Company had one letter of credit agreement for a total facility of $400 million of which the Company had issued $104.9 million letters of credit (December 31, 2007: $76.5 million). In addition, a $25.0 million letter of credit agreement with another bank was terminated on June 6, 2008; although, letters of credit of $23.9 million issued under the agreement prior to June 6, 2008, remain outstanding until their respective expiration dates. At September 30, 2008, total investments and cash equivalents with a fair market value of $248.2 million (December 31, 2007: $148.9 million) have been pledged as security against the letters of credit issued. Each of the credit facilities requires that the Company comply with covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. The Company was in compliance with all the covenants of each of its letter of credit facilities as of September 30, 2008.

Operating Leases

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space. The total rent expense charged for the three months ended September 30, 2008 was $23,683 (2007: $22,555).  The total rent expense charged for the nine months ended September 30, 2008, was $70,271 (2007: $66,925).

On July 9, 2008, the Company entered into an additional lease agreement for new office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821 starting from the earlier of December 1, 2008 or when the premises are occupied, and ending on June 30, 2018. The Company also has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases.

Specialist Service Agreement

Effective September 1, 2007, the Company entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years, as presented in the schedule below, to ensure any bound contracts are adequately run-off by the service provider.

Private Equity

The Company periodically makes investments in private equity vehicles. As part of the Company’s participation in such private equity securities, the Company may make funding commitments. As of September 30, 2008, the Company had commitments to invest an additional $20.9 million in private equity securities.

Schedule of Commitments and Contingencies

As of September 30, 2008, the following is a schedule of future minimum payments required under the above commitments:

	2008	2009	2010	2011	2012	Thereafter	Total
	($ in thousands)
Operating leases obligations	$93	$376	$345	$276	$276	$1,519	$2,885
Specialist service agreement	180	610	400	150	—	––	1,340
Private equity and limited partnerships(1)	20,868	—	—	—	—	—	20,868
	$21,141	$986	$745	$426	$276	$1,519	$25,093
____________

(1)
 Given the nature of these investments, the Company is unable to determine with any degree of accuracy when the remaining commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments will be paid within one year.

Litigation

In the normal course of business, the Company may become involved in various claims, litigation and legal proceedings. As of September 30, 2008, the Company was not a party to any litigation or arbitration proceedings.

8.  SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	($ in millions)
Property
Commercial lines	$7.5	19.9%	$7.5	37.9%	$13.6	10.2%	$17.6	14.3%
Personal lines	0.4	1.1	8.7	43.9	(3.7)	(2.8)	39.5	32.0
Casualty
General liability	2.2	5.8	3.0	15.2	12.5	9.3	20.0	16.2
Motor liability	15.5	41.1	0.4	2.0	52.4	39.2	0.3	0.3
Professional liability	—	—	—	—	2.1	1.6	27.3	22.1
Specialty
Health	7.6	20.2	0.2	1.0	35.9	26.8	15.0	12.2
Medical malpractice	1.3	3.4	—	—	8.4	6.3	3.6	2.9
Workers’ compensation	3.2	8.5	—	—	12.6	9.4	—	—
	$37.7	100.0%	$19.8	100.0%	$133.8	100.0%	$123.3	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	($ in millions)
USA	$27.8	73.7%	$9.2	46.7%	$114.1	85.3%	$75.8	61.5%
Worldwide(1)	9.9	26.3	10.6	53.3	18.9	14.1	44.7	36.3
Europe	—	—	—	—	—	—	2.2	1.7
Caribbean	—	—	—	—	0.8	0.6	0.6	0.5
	$37.7	100.0%	$19.8	100.0%	$133.8	100.0%	$123.3	100.0%
____________

(1)	“Worldwide” risk comprise individual policies that insure risks on a worldwide basis.

9.  SUBSEQUENT EVENT

For the month ended October 31, 2008, the Company's investment portfolio generated an investment loss of 12.7%, or approximately $78.9 million, net of all fees and expenses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to “we,” “us,” “our,” “our company,” “Greenlight Re,” or “the Company” refer to Greenlight Capital Re, Ltd. and our wholly-owned subsidiary, Greenlight Reinsurance, Ltd., unless the context dictates otherwise. References to our “Ordinary Shares” refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007 and financial condition as of September 30, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

In September 2008, the Cayman Islands Monetary Authority granted approval for the Company's request to amend its business plan enabling us to engage in long term business (e.g., life insurance, long term disability, long term care, etc) in addition to general business (e.g., property and casualty reinsurance) which we currently write. As of the date of this filing, we had not written any long term business. However, as part of our opportunistic strategy, we now have the ability to selectively evaluate opportunities relating to long-term business.

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

Because we have a limited operating history, and an opportunistic underwriting philosophy, period to period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

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

Outlook and Trends

Due to our increasing market recognition, we expect to see an increase in frequency business written in 2008 compared to 2007, and continued diversification of business by client, line of business, broker and geography. In the second quarter of 2008, we believed there was an excess of capacity in the property and casualty reinsurance business, primarily due to two consecutive years of below-average natural catastrophe losses. During the third quarter of 2008, there were two hurricanes (Gustav and Ike) that made landfall in the United States; preliminary estimates indicate total industry-wide insured losses range from $15 to $25 billion, but we do not expect to experience any losses from these hurricanes.  In addition, there are a number of insurers and reinsurers that have had significant investment-related issues that have created uncertainty in their businesses.  Finally, we believe that the financial and credit crisis currently underway in the U.S. and the rest of the world has the potential to cause significant losses in certain lines of business.  While it is too early to tell, we believe that these potential dislocations will create opportunities for us in the near term. We intend to maintain our underwriting discipline in the face of such potential market conditions.

If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on resulting opportunities. While it is unclear what businesses could be most affected by the current financial and credit issues, we believe that opportunities are likely to arise in two areas.  The first area is lines of business that have the potential to experience poor loss experience.  The second area is businesses where current market participants are experiencing financial distress or uncertainty.  These lines of business are likely to include property catastrophe reinsurance, property catastrophe retrocession, general liability, surety, directors and officers liability and errors and omissions liability, among others.  In addition, we believe that we can also continue to find attractive opportunities in motor liability, health and medical malpractice risks.

Any significant market dislocations that increase the pricing of certain insurance coverages could create the need for insureds to retain risks and thus fuel the opportunity for new captives to form.  If this happens, a number of these captives could form in the Cayman Islands, enhancing our opportunity to provide additional reinsurance to the Cayman Islands' captive market.

Our investment strategy has been affected by the difficulties faced by the overall financial markets.  It is our belief that over the past few months, the marketplace has increased the risk premium on many asset classes as a result of headline news events including corporate failures, recent government interventions, current economic slowdown and the ever-widening credit crisis. We believe that when the macro economic and political uncertainties are eventually reduced, idiosyncratic risk will again have a greater impact on asset values than market risk. This is a basic premise of our value oriented investment strategy.  While this has created disappointing recent results for our strategy, we believe that this also creates long-term opportunities for us due to higher risk premium throughout the asset markets. We envision no changes to our overall investment strategy.

We intend to continue monitoring market conditions to be positioned to participate in future underserved or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.

Critical Accounting Policies

Our condensed consolidated financials statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007, continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expense reserves and investment valuation. Effective January 1, 2008, as a result of adopting SFAS No. 157 and SFAS No. 159, we record unrealized gains and losses, if any, on private investments in net investment income in the condensed consolidated statements of income. There was no material impact to our results of operations or financial condition as a result of this change. We did not make any material changes to our valuation techniques or models during the period.

If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Results of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, our net loss widened by $116.3 million as compared to the same period in 2007 mainly due to a net investment loss of $117.8 million, a loss of 15.9%, for the third quarter of 2008 as compared to a net investment loss of $4.8 million, a loss of 0.8%, for the third quarter of 2007. The higher investment loss reported in 2008 is primarily due to a volatile investing environment during the month of September which was amplified by restrictions placed on short selling on U.S. and foreign exchanges. Additionally, underwriting income decreased to $1.6 million for the three months ended September 30, 2008, from $5.9 million for the three months ended September 30, 2007. The decrease in underwriting income for the three months ended September 30, 2008, was primarily due to an increase in loss and loss adjustment expenses, net of loss recoveries.

For the nine months ended September 30, 2008, we incurred a net loss of $89.6 million as compared to a net income of $6.1 during the same period in 2007. Our net loss is mainly attributable to a net investment loss of $92.5 million for the nine months ended September 30, 2008 compared to a net investment income of $0.7 million during the same period in 2007.  Additionally, our underwriting income decreased by $1.3 million to $13.2 million, and our general and administrative expenses increased by $2.0 million to $11.1 million for the nine months ended September 30, 2008.

One of our primary financial goals is to increase the long-term value in fully diluted book value per share. For the three months ended September 30, 2008, fully diluted book value decreased by $3.07 per share, or 17.8%, to $14.22 from $17.29 at June 30, 2008. For the nine months ended September 30, 2008, fully diluted book value decreased by $2.35 per share, or 14.2%, to $14.22 from $16.57 at December 31, 2007.

Premiums Written

Details of gross premiums written are provided below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	($ in thousands)
Frequency	$27,787	73.7%	$9,228	46.7%	$105,432	78.8%	$73,029	59.2%
Severity	9,897	26.3	10,538	53.3	28,378	21.2	50,246	40.8
Total	$37,684	100.0%	$19,766	100.0%	$133,810	100.0%	$123,275	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop and due to our strategy to insure a concentrated portfolio of significant risks. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency and severity business when comparing the three and nine month periods ended September 30, 2008 to the same periods in 2007. For the three and nine months ended September 30, 2008, the increase in frequency premiums related to quota share contracts for motor liability, health, and workers’ compensation lines of business. These increases were partially offset by a decrease in written premiums for personal property and general liability lines when compared to the same periods in 2007. A more detailed analysis of gross premiums written by line of business can be found in Note 8 to the condensed consolidated financial statements.

For the three months ended September 30, 2008, severity premiums decreased by $0.6 million when compared to the same period in 2007. The decrease in written premiums is the net result of timing of certain contract renewals. Specifically, a severity contract written during September 2007 was not renewed as of September 2008, and another severity contract written in June 2007 was renewed in July 2008. In addition, reinstatement premiums relating to a severity contract were recorded during the three months ended September 30, 2008. For the nine months ended September 30, 2008, the severity premiums written decreased $21.9 million when compared to the same period in 2007. The main contributing factor for the lower severity premium written for the nine month period ended September 30, 2008 is a multi-year professional liability severity contract written in the second quarter of 2007 which was recognized as written at inception in accordance with our accounting policy for premium recognition.

We ceded premiums of negative $1.2 million for the three months ended September 30, 2008 compared to ceded premiums of $0.2 million for the same period in 2007. The negative premiums ceded are attributed to periodic adjustments to premium estimates on a number of retroceded frequency contracts.

For the nine months ended September 30, 2008, our premiums ceded decreased by $14.8 million, or 51.8%, mainly due to frequency contracts restructured on renewal which resulted in lower subject premiums and where we retained certain additional risks which were previously ceded. To a lesser extent, the adjustments to premium estimates on some frequency contracts also contributed to the decrease in ceded premiums for the nine months ended September 30, 2008.

Details of net premiums written are provided below:

	Three Months Ended September 30,				Nine Months Ended September, 30
	2008		2007		2008		2007
	($ in thousands)
Frequency	$28,956	74.5%	$9,019	46.1%	$91,714	76.4%	$44,543	47.0%
Severity	9,897	25.5	10,538	53.9	28,378	23.6	50,246	53.0
Total	$38,853	100.0%	$19,557	100.0%	$120,092	100.0%	$94,789	100.0%

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of November 1, 2008, our maximum aggregate loss exposure to any series of natural peril events was $69.5 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure and reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$51,750	$69,500
Europe	43,750	51,500
Japan	43,750	51,500
Rest of the world	23,750	31,500
Maximum Aggregate	51,750	69,500
____________

(1)	Includes the Caribbean

Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	($ in thousands)
Frequency	$21,042	73.6%	$22,390	72.9%	$54,338	67.3%	$58,807	76.8%
Severity	7,555	26.4	8,322	27.1	26,433	32.7	17,798	23.2
Total	$28,597	100.0%	$30,712	100.0%	$80,771	100.0%	$76,605	100.0%

For the three months ended September 30, 2008, the earned premiums on the frequency business decreased $1.3 million or 6.0% compared to the same period in 2007. Similarly for the nine months ended September 30, 2008, the earned premiums on the frequency business decreased by $4.5 million or 7.6%. Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. For the nine months ended September 30, 2008, several quota share contracts incepted throughout the nine month period, whereas for the same period in 2007 the majority of earned premiums related to one large frequency contract that was in effect for the entire nine month period. Therefore the decreases in frequency premiums earned, when considered in conjunction with the increases in net frequency premiums written, indicate that a significant portion of the written premiums are to be earned over the remaining period of the contracts.

For the three months ended September 30, 2008, the earned premiums on the severity business decreased $0.8 million or 9.2% compared to the same period in 2007. This decrease is mainly a result of fewer active severity contracts during the three months ended September 30, 2008 when compared to the same period in 2007. For the nine months ended September 30, 2008, earned premiums on the severity business increased by $8.6 million or 48.5% compared to the nine months ended September 30, 2007. The increase is largely due to the fact that earned premiums for the nine months ended September 30, 2008 include premiums earned for the entire nine month period on a multi-year excess of loss contract written towards the end of the second quarter of 2007. In addition, reinstatement premiums written on a severity contract were earned in full for the nine months ended September 30, 2008. Also contributing to the increase were a number of annual severity contracts written during the second and third quarter of 2007 which earned substantially large portions of their premiums during the nine months ended September 30, 2008, compared to the same period in 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	($ in thousands)
Frequency	$5,142	34.8%	$9,689	85.4%	$19,240	53.1%	$28,855	91.7%
Severity	9,635	65.2	1,650	14.6	16,998	46.9	2,610	8.3
Total	$14,777	100.0%	$11,339	100.0%	$36,238	100.0%	$31,465	100.0%

The loss ratios for our frequency business were 35.4% and 49.1% for the nine months ended September 30, 2008 and 2007 respectively. The lower loss ratio for frequency business for 2008 primarily reflects favorable loss development compared to the corresponding 2007 period.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 64.3% and 14.7% for the nine months ended September 30, 2008 and 2007 respectively. The increase in the loss ratio for severity business during the nine months ended September 30, 2008 is due to the different composition of the severity underwriting portfolio and due to losses developing on non natural peril severity contracts. During the nine months ended September 30, 2007, a majority of the severity underwriting portfolio related to natural peril and professional liability risks, while for the current nine months ended September 30, 2008, the severity contracts are diversified between medical malpractice and professional and general liability as well as natural peril risks.

During the nine months ended September 30, 2008, the frequency business reported favorable loss development of prior period incurred losses of $9.6 million. For the nine months ended September 30, 2008, unfavorable loss development on severity business resulted in additional prior period incurred losses of $4.3 million.

Losses incurred in the three and nine month periods ended September 30, 2008 and 2007 were comprised of losses paid and changes in loss reserves as follows:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$7,469	$(2,042)	$5,427	$4,372	$(1,587)	$2,785
Increase (decrease) in reserves	11,150	(1,800)	9,350	10,747	(2,193)	8,554
Total	$18,619	$(3,842)	$14,777	$15,119	$(3,780)	$11,339

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$19,309	$(6,451)	$12,858	$6,766	$(2,238)	$4,528
Increase (decrease) in reserves	26,139	(2,759)	23,380	34,399	(7,462)	26,937
Total	$45,448	$(9,210)	$36,238	$41,165	$(9,700)	$31,465

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	($ in thousands)
Frequency	$12,508	102.5%	$11,017	81.9%	$29,045	92.6%	$26,204	85.4%
Severity	(304)	(2.5)	2,441	18.1	2,316	7.4	4,481	14.6
Total	$12,204	100.0%	$13,458	100.0%	$31,361	100.0%	$30,685	100.0%

For the nine month period ended September 30, 2008, the acquisition cost ratio for frequency business was 53.5% compared to 44.6% for the corresponding 2007 period. The increase was primarily the result of higher profit commissions accrued on a frequency contract due to favorable underwriting results. The acquisition cost ratio for severity business was 8.8% for the nine month period ended September 30, 2008 compared to 25.2% for the corresponding 2007 period. The decrease in severity acquisition cost ratio is a result of (a) lower profit commissions accrued and paid on severity contracts during the nine months ended September 30, 2008 due to losses developing on non-natural peril contracts, and (b) the premiums earned on certain multi-year professional liability severity contracts which incepted in the later part of the second quarter of 2007, had no acquisition costs associated with them. We expect that acquisition costs will be higher for frequency business than for severity business. Overall, the total acquisition cost ratio decreased to 38.8% for the nine month period ended September 30, 2008 from 40.1% for the corresponding 2007 period.

General and Administrative Expenses

For the three month periods ended September 30, 2008 and 2007 our general and administrative expenses were $3.5 million and $3.2 million, respectively. The increase primarily relates to salaries, benefits, and stock based compensation paid for additional staff hired subsequent to the third quarter of fiscal 2007.

For the nine month period ended September 30, 2008 the general and administrative expenses increased by $2.0 million, or 22.5% to $11.1 million compared to the same period in 2007. The increase primarily relates to higher personnel costs including employee bonus accruals relating to the 2007 year.

For the nine month periods ended September 30, 2008 and 2007, the general and administrative expenses include $2.3 million and $2.2 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Realized losses and change in unrealized gains and losses, net	$(121,075)	$(6,998)	$(89,008)	$(5,581)
Interest, dividend and other income	4,368	5,499	17,308	16,750
Interest, dividend and other expenses	(4,611)	(2,103)	(13,112)	(5,030)
Investment advisor compensation	3,509	(1,174)	(7,734)	(5,432)
Net investment income (loss)	$(117,809)	$(4,776)	$(92,546)	$707

For the three months ended September 30, 2008, investment loss, net of all fees and expenses, resulted in a negative return of 15.9% on our investment portfolio. This compares to a negative return of 0.8% reported for the corresponding 2007 period. For the nine months ended September 30, 2008, the negative return on investment, net of all fees and expenses, was 12.9% compared to positive return of 1.6% for the first nine months of 2007.

Investment advisor compensation for the three months ended September 30, 2008 includes management fees of $2.6 million and a reversal of previously accrued performance compensation of $6.1 million. The reversal of previously accrued performance compensation is due to the year to date investment returns being negative as a result of the net investment loss for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the investment advisor compensation includes $7.7 million in management fees and no performance compensation.

Our entire investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of operations. As of September 30, 2008, 95.4% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of securities valued based on quoted prices in actively traded markets (Level 1), and 2.1% was comprised of securities valued based on non-observable inputs (Level 3). Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt securities as well as investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Our investment advisor and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, we also provide on our website the names of the largest disclosed long positions in our investment portfolio as of the last trading day of each month. For the month ended October 31, 2008, our portfolio generated a negative investment return of 12.7%, net of all fees and expenses.  This resulted in an investment loss of approximately $78.9 million for the month ended October 31, 2008. The largest disclosed long positions in our investment portfolio as of October 31, 2008 were Arkema, Criteria Caixa Corp, Dr. Pepper Snapple Group, Inc, Helix Energy Solutions Group, Osterreichische Post AG and Target Corp.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor In Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	35.4%	64.3%	44.9%	49.1%	14.7%	41.1%
Acquisition cost ratio	53.5%	8.8%	38.8%	44.6%	25.2%	40.1%
Composite ratio	88.9%	73.1%	83.7%	93.7%	39.9%	81.2%
Internal expense ratio			13.8%			11.9%
Combined ratio			97.5%			93.1%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. For the nine months ended September 30, 2008, our frequency and severity businesses reported a loss ratio of 35.4% and 64.3%, respectively. A more diverse mix of lines of business in our severity business combined with losses developing on severity contracts, contributed to the higher loss ratio for our severity business during the nine months ended September 30, 2008 than in the corresponding 2007 period. We expect that our loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods.

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. However, the higher internal expense ratio reported for the nine month period ended September 30, 2008 was mainly due to higher general and administrative expenses relating to higher personnel costs including bonus accruals. During the nine month period ended September 30, 2008, our net earned premiums increased 5.4% while our general and administrative expenses increased 22.5% compared to the corresponding 2007 period, resulting in a higher internal expense ratio.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income into account. The reported combined ratio for the nine month period ended September 30, 2008 was 97.5% compared to 93.1% for the same period in 2007. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including incurred but not reported ("IBNR") as well as allocated and unallocated loss expenses. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are reviewed quarterly on a contract by contract basis and adjusted when appropriate. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses.

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

Reserves for loss and loss adjustment expenses as of September 30, 2008 and December 31, 2007 were comprised of the following:

	September 30, 2008			December 31, 2007
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ In thousands)
Frequency	$4,053	$41,277	$45,330	$1,712	$34,477	$36,189
Severity	—	23,174	23,174	—	6,188	6,188
Total	$4,053	$64,451	$68,504	$1,712	$40,665	$42,377

  The increase in frequency reserves relate to the additional exposures covered during the nine months ended September 30, 2008. This increase was partially offset by favorable loss development on prior period frequency contracts. The increase in severity reserves relates to the adverse loss development on prior period contracts, and the additional exposures covered during the nine months ended September 30, 2008.

  For substantially all of the contracts written as of September 30, 2008, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

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

As of September 30, 2008, the financial strength of our reinsurance subsidiary was rated “A- (Excellent)” by A.M. Best Company. This rating reflects the A.M. Best Company’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory compensation and investment expenses), including realized gains. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of September 30, 2008, our investment portfolio was primarily comprised of publicly-traded securities which can be liquidated to meet current and future liabilities. We believe that we have the flexibility to liquidate our long securities to generate sufficient liquidity. Similarly, we can generate liquidity from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the nine month period ended September 30, 2008, we had a positive cash flow of $151.9 million. We generated $40.0 million in cash from operating activities primarily relating to net premiums collected and retained from underwriting operations. Additionally, $112.0 million of cash was generated from the net sale of securities and financial contracts which, as of September 30, 2008, remained in cash and was not reinvested.  As of September 30, 2008, we believe we had sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity may be met by cash, funds generated from underwriting activities and investment income, although we may seek additional funding in the near term through issuance of equity or debt in order to enable us to increase our capital base and continue to implement our business strategy. As of September 30, 2008, we did not have any plans to issue equity or debt but we cannot provide assurance that in the future we will not issue equity or incur indebtedness to increase our capital base, implement our business strategy, pay claims or make acquisitions, nor can we provide assurance that prevailing market conditions would enable us to issue equity or incur indebtedness.

We may also use available cash to repurchase our Class A ordinary shares from time to time. Currently the Board has authorized management to repurchase up to two million Class A ordinary shares from time to time. As of the date of this filing, no Class A ordinary shares had been repurchased.

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

Greenlight Reinsurance, Ltd. has a letter of credit facility as of September 30, 2008 of $400.0 million with Citibank, N.A. with a termination date of October 11, 2009. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

An additional $25.0 million letter of credit facility with UniCredit Bank Cayman Islands Ltd. (formerly Bank Austria Cayman Islands Ltd.) was terminated on June 6, 2008. Any letters of credit issued prior to the termination under this facility remain in effect until their respective expiry dates.

As of September 30, 2008, letters of credit totaling $128.8 million were outstanding under the above letters of credit facilities. Under these letter of credit facilities, we are required to provide collateral that may consist of equity securities. As of September 30, 2008, we had pledged $248.2 million of equity securities and cash equivalents as collateral for the above letter of credit facilities. The letter of credit facility agreements contain various covenants that, in part, restrict Greenlight Reinsurance, Ltd.’s ability to place a lien or charge on the pledged assets, to effect transactions with affiliates, to enter into a merger or sell certain assets and further restrict Greenlight Reinsurance, Ltd.’s ability to issue any debt without the consent of the letter of credit providers. Additionally, if an event of default exists, as defined in the credit agreements, Greenlight Reinsurance, Ltd. will be prohibited from paying dividends. For the nine month period ended September 30, 2008, the Company was in compliance with all of the covenants under each of the letter of credit facility agreements. In addition to the credit facilities described above, the Company is in the process of evaluating additional facilities.

Capital

As of September 30, 2008, total shareholders’ equity was $518.3 million compared to $605.6 million at December 31, 2007. This decrease in total shareholders’ equity is principally due to the net loss of $89.6 million reported during the nine month period ended September 30, 2008.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness as part of our capital structure. However, we cannot provide assurances that in the future we will not be required to raise additional equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions. We did not make any significant capital expenditures during the period from inception to September 30, 2008.

On August 5, 2008, the Board adopted a share repurchase plan authorizing management to repurchase up to two million Class A ordinary shares. Management may from time to time repurchase these shares to optimize our capital structure. Shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2011, does not require management to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. We have not repurchased any shares under the share repurchase plan as of the date of this filing.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of September 30, 2008:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Operating leases obligations(1)	$2,885	$374	$647	$552	$1,312
Specialist service agreement	1,340	665	675	—	—
Private equity investments(2)	20,868	20,868	—	—	—
Loss and loss adjustment expense reserves(3)	68,504	28,676	20,238	9,541	10,049
	$93,597	$50,583	$21,560	$10,093	$11,361
____________

(1)	Reflects our contractual obligations pursuant to our September 1, 2005 lease agreement and our July 9, 2008 lease agreement as described below.

(2)
As of September 30, 2008, we had made commitments to invest a total of $37.5 million in private investments. As of September 30, 2008, we had invested $16.6 million of this amount, and our remaining commitments to these vehicles were $20.9 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitments will be called. Therefore, for purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, no more than 10% of the assets in the investment portfolio may be held in private equity securities.

(3)	The amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is included under operating lease obligations in the above table and in the accompanying condensed consolidated financial statements.

On July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008, and the rental payments commence from the earlier of December 1, 2008 or when we occupy the premises. We currently do not anticipate occupying the premises prior to December 1, 2008. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in the accompanying condensed consolidated financial statements.

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

As described above, we had one letter of credit facility as of September 30, 2008. This $400.0 million facility can be terminated by either party with effect from any October 11, the anniversary date, by providing written notification to the other party at least 120 days before the anniversary date. The earliest possible termination date of this facility is October 11, 2009.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio that are disclosed in the condensed consolidated financial statements, which would be considered off-balance sheet arrangements. We have not participated in any transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities which would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe we are principally exposed to six types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk;

•	effects of inflation; and

•	political risk.

EQUITY PRICE RISK.  As of September 30, 2008, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2008, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $1.8 million, or 0.3%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and a broad market decline which would equally affect our entire investment portfolio and should not be relied on as indicative of future results.

FOREIGN CURRENCY RISK.  Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2008, we have no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities and cash denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments and speculative foreign cash positions due to a decline in the exchange rate of the foreign currency in which the investments and cash positions are denominated. As of September 30, 2008, our gross exposure to foreign denominated securities and cash positions was approximately $320.0 million. However, as of September 30, 2008, a portion of our currency exposure resulting from these foreign denominated securities was hedged, leading to a net exposure to foreign currencies of $236.3 million. As of September 30, 2008, a 10% increase in the value of the United States dollar against select foreign currencies would result in a $23.6 million, or 3.8%, decrease in the value of the investment portfolio. A summary of our total net exposure to foreign currencies as of September 30, 2008 is as follows:

Original Currency	US$ Equivalent Fair Value
($ in thousands)
Japanese yen	$69,411
Swiss franc	68,436
European Union euro	64,275
Hong Kong dollar	29,929
South Korean won	7,395
Other	5,686
British pounds	(8,798)
$236,334

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

CREDIT RISK.  We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, the securities and cash in our investment portfolio are held with several prime brokers and we have credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

EFFECTS OF INFLATION.  We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the values of the assets in our investment portfolio.

POLITICAL RISK:  We are exposed to political risk to the extent that our investment advisor, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or permanent measures, which may have a material adverse impact on our investment strategy.

 Item 4T.  CONTROLS AND PROCEDURES.

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

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not party to any pending or threatened material litigation and are not currently aware of any pending or threatened litigation. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.

Item 1A.  Risk Factors.

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

As of November 4, 2008, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2008 the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. The Company has not repurchased any shares under its share repurchase plan as of the date of this filing.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

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

Director	Class A For	Class A Against	Class A Abstain	Class A Withheld	Class B For	Class B Against	Class B Abstain	Class B Withheld
Alan Brooks	62,919,747	75,688	4,706	0	8,793,149	0	0	0
David Einhorn	62,919,747	75,688	4,706	0	8,793,149	0	0	0
Leonard Goldberg	62,919,747	75,688	4,706	0	8,793,149	0	0	0
Ian Isaacs	62,919,747	75,688	4,706	0	8,793,149	0	0	0
Frank Lackner	62,919,747	75,688	4,706	0	8,793,149	0	0	0
Bryan Murphy	62,919,747	75,688	4,706	0	8,793,149	0	0	0
Joseph Platt	62,919,747	75,688	4,706	0	8,793,149	0	0	0

(2) The following persons were elected Directors of Greenlight Reinsurance, Ltd. by shareholders to serve for the term expiring at the Annual General Meeting of Shareholders in 2009

Director	Class A For	Class A Against	Class A Abstain	Class A Withheld	Class B For	Class B Against	Class B Abstain	Class B Withheld
Alan Brooks	62,899,583	77,360	23,198	0	8,793,149	0	0	0
David Einhorn	62,899,583	77,360	23,198	0	8,793,149	0	0	0
Leonard Goldberg	62,899,583	77,360	23,198	0	8,793,149	0	0	0
Ian Isaacs	62,899,583	77,360	23,198	0	8,793,149	0	0	0
Frank Lackner	62,899,583	77,360	23,198	0	8,793,149	0	0	0
Bryan Murphy	62,899,583	77,360	23,198	0	8,793,149	0	0	0
Joseph Platt	62,899,583	77,360	23,198	0	8,793,149	0	0	0

(3) The shareholders approved the amendment to Article 11 of Greenlight Capital Re, Ltd.’s Third Amended and Restated Articles of Association by Special Resolution.

	Class A	Class B
For	53,628,006	8,793,149
Against	7,960,427	0
Abstain	1,411,708	0
Withheld	0	0

(4) The shareholders ratified the appointment of BDO Seidman, LLP to serve as the independent auditors of Greenlight Capital Re, Ltd. for 2008.

	Class A	Class B
For	62,902,754	8,793,149
Against	82,159	0
Abstain	15,229	0
Withheld	0	0

(5) The shareholders ratified the appointment of BDO Seidman, LLP to serve as the independent auditors of Greenlight Reinsurance, Ltd. for 2008.

	Class A	Class B
For	62,886,338	8,793,149
Against	98,574	0
Abstain	15,229	0
Withheld	0	0

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1
Third Amended and Restated Memorandum and Articles of Association, as revised by special resolution on July 10, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 7, 2008)

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
      (Registrant)

/s/  Leonard Goldberg
Name:     Leonard Goldberg
      Title: Chief Executive Officer
      Date: November 4, 2008

      /s/  Tim Courtis
      Name:     Tim Courtis
      Title: Chief Financial Officer
      Date: November 4, 2008