Form 10-K
Greenlight Capital Re, Ltd.
filed 2009-02-23
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer  ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2008 was $667,404,101 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 1, 2009, there were 29,781,736 Class A ordinary shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2009 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 28, 2009 are incorporated by reference in Part III of this annual report on Form 10-K.

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

We intend to communicate events that we believe may have a material adverse impact on the Company's operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding events that we do not believe, based on management's estimates and current information, will have a material adverse impact to the Company's operations or financial position.

ITEM 1.	BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this annual report on Form 10-K to ‘‘the Company,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our’’ and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

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

Description of Business

 We manage our business on the basis of one operating segment; property and casualty reinsurance. In September 2008, the Cayman Islands Monetary Authority granted approval for us to engage in long term business (e.g., life insurance, long term disability, long term care, etc.) in addition to our current property and casualty reinsurance business but to date have not offered or written any long term products. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

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

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategy of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt securities exclusively through a joint venture with a third-party investment advisor that is compensated with both a fixed annual fee based on assets under management and on the positive performance of our portfolio. As of December 31, 2008, 82.9% of our investments in securities were invested in publicly-traded equity securities primarily traded on exchanges in North America and Western Europe. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2010 and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

Frequency business is characterized by contracts containing a potentially large number of smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer's financial strength and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. We also expect that over time the profit margins and return on equity for our frequency business will be lower than those of our severity business.

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

While we expect to establish a diversified portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to:

•	target markets where capacity and alternatives are underserved or constrained;

•	employ strict underwriting discipline; and

•	select reinsurance opportunities with favorable returns on equity over the life of the contract.

The following table sets forth our gross premiums written by line of business for the years ended December 31, 2008, 2007 and 2006:

	2008			2007		2006
	($ in thousands)
Property
Commercial lines	$13,591		8.4%	$17,532	13.8%	$9,875	13.3%
Personal lines	(4,071	) (1)	(2.5)	41,291	32.5	58,063	78.3
Casualty
General liability	16,948		10.4	17,597	13.8	4,388	5.9
Marine	—		—	—	—	1,825	2.5
Motor liability	72,578		44.7	795	0.6	—	—
Professional liability	2,150		1.3	27,230	21.4	—	—
Specialty
Health	40,210		24.7	16,489	13.0	—	—
Medical malpractice	4,641		2.9	6,197	4.9	—	—
Workers compensation	16,348		10.1	—	—	—	—
	$162,395		100.0%	$127,131	100.0%	$74,151	100.0%

The following table sets forth our gross premiums written by the geographic area of the risk insured for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	($ in thousands)
USA	$142,604	87.8%	$79,647	62.6%	$64,409	86.9%
Worldwide(2)	18,991	11.7	44,722	35.2	4,388	5.9
Europe	—	—	2,157	1.7	3,521	4.7
Caribbean	800	0.5	605	0.5	500	0.7
Japan	—	—	—	—	1,333	1.8
	$162,395	100.0%	$127,131	100.0%	$74,151	100.0%

(1)	Represents gross return premiums based on updated information received from client.
(2)	‘‘Worldwide’’ risk comprises individual policies that insure risks on a worldwide basis.

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

We intend to focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract. We review and approve all contract submissions in our corporate offices located in the Cayman Islands. During 2007, we entered into a service agreement with a specialist service provider. Under the agreement, the specialist provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts.

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

•	customized solutions that address the specific business needs of our clients;

•	rapid and substantive responses to proposal and pricing quote requests;

•	timely payment of claims;

•	financial security; and

•	clear indication of risks we will and will not underwrite.

The following table sets forth our gross premiums written by brokers for the years ended December 31, 2008, 2007 and 2006:

	2008			2007		2006
	($ in thousands)
Name of Broker
Access Re	$—		—%	$—	—%	$4,000	5.4%
Aon Ltd	8,241		5.1	35,417	27.9	5,375	7.3
Cornerstone Re	25,552		15.7	—	—	—	—
Denis M Clayton	7,500		4.6	7,500	5.9	2,325	3.1
Frontline Insurance Managers(1)	(4,071	)(2)	(2.5)	41,291	32.5	58,063	78.3
Gallagher Re	27,495		16.9	1,997	1.6	—	—
Guy Carpenter & Co	9,910		6.1	1,958	1.5	2,025	2.7
Lainston International Mgmt	5,955		3.7	12,112	9.5	—	—
RIB Intermediaries	9,329		5.7	—	—	—	—
Risk & Insurance Consulting, Inc	12,450		7.7	14,981	11.8	—	—
Reinsurance Cooperative Associates, LLC	50,000		30.8	—	—	—	—
Other	10,034		6.2	11,875	9.3	2,363	3.2
Total	$162,395		100.0%	$127,131	100.0%	$74,151	100.0%

(1)	Frontline Insurance Managers, Inc. is a related party of First Protective Insurance Company, the counterparty to our largest contract bound in 2006.
(2)	Represents our share of gross return premiums based on updated information received from client.

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

In addition, we expect the large number of captive insurance companies located in the Cayman Islands to be a source of business for us. We aim to develop relationships with potential clients when we believe they have a need for reinsurance, based on our industry knowledge and market trends. We believe that diversity in our sources of business will help reduce any potential adverse effects arising out of the termination of any one of our business relationships.

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

Retrocessional Coverage

We may from time to time purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of ‘‘A− (Excellent)’’ from either A.M. Best Company, Inc., or “A.M. Best”, or an equivalent rating from Standard & Poor's Rating Services. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, or letters of credit.  As of December 31, 2008, the aggregate amount due from reinsurers from retrocessional coverages represents 14.3% of our outstanding loss reserves. As of December 31, 2008, all the reinsurers of our retrocessional coverage had either a financial strength rating from A.M. Best of ‘‘A− (Excellent)’’ or better, or we held cash collateral or letters of credit in excess of the estimated losses recoverable.

Capital Allocation

We allocate capital to each contract that we bind. Our capital allocation methodology uses the probability and magnitude of potential for economic loss. We allocate capital for the period until the risk is resolved. We have developed a proprietary return on equity capital allocation model to evaluate and price each reinsurance contract that we underwrite. We use different return on equity thresholds depending on the type and risk characteristics of the business we underwrite.

Claims Management

We have not experienced a high volume of claims to date. Our claims management process initiates upon receipt of reports from our clients.

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers the reinsurance contracts.

Underwriters review claims submissions for authorization prior to entry and settlement. We believe this ensures we pay claims consistently with the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from executive officers, which may include our Chief Financial Officer.

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

Collateral Arrangements and Letter of Credit Facilities

We are not licensed or admitted as an insurer in any jurisdiction other than the Cayman Islands. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2008, we have two separate letter of credit facilities in an aggregate maximum amount of $425.0 million. As of December 31, 2008, we have issued letters of credit totaling $167.3 million to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Risk Factors — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, and Transatlantic Reinsurance Company, which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

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

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors – A downgrade or withdrawal of our A.M. Best rating would significantly and negatively affect our ability to implement our business strategy successfully.”

Regulations

Cayman Islands Insurance Regulation

Greenlight Re holds an Unrestricted Class B insurance license issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands, or the Law, and is subject to regulation by the Cayman Islands Monetary Authority, or CIMA, in terms of the Law.

As the holder of an Unrestricted Class B insurance license, Greenlight Re is permitted to undertake insurance business from the Cayman Islands, but, except with the prior written approval of CIMA, may not engage in any Cayman Islands domestic business unless such business forms a minor part of the international risk of a policyholder whose main activities are in territories outside the Cayman Islands.

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

•
to carry on its insurance business in accordance with the terms of the license application submitted to CIMA, to seek the prior approval of CIMA to any proposed change thereto, and annually to file a certificate of compliance with this requirement in the prescribed form signed by an independent auditor, or any other party approved by CIMA;

•	to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by CIMA;

•	to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;

•
to notify CIMA as soon as reasonably practicable of any change of control of Greenlight Re, the acquisition by any person or group of persons of shares representing more than 10% of Greenlight Re’s issued share capital or total voting rights;

•	to maintain appropriate business records in the Cayman Islands; and

•	to pay an annual license fee.

The Law requires that the holder of an Unrestricted Class B insurance license engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight, unless exempted by CIMA. Greenlight Re has been exempted from this requirement.

It is the duty of CIMA:

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

Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law, or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee’s fitness, CIMA may take one of a number of steps, including requiring the licensee to take steps to rectify the matter, suspending the license of the licensee, revoking the license, imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person to advise the licensee on the proper conduct of its affairs and to report to CIMA thereon, at the expense of the licensee, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as CIMA considers necessary. We have not been subject to any such actions from CIMA to date.

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

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. Prior to January 1, 2008, we operated pursuant to an investment agreement with DME Advisors. On January 1, 2008 we entered into an agreement, or the “advisory agreement”, wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the advisory agreement is from January 1, 2008 through December 31, 2010 with automatic three-year renewals unless either Greenlight Re or DME Advisors terminates the agreement by giving 90 days notice prior to the end of the three year term. Concurrent with the execution of the advisory agreement, we terminated the investment agreement with DME Advisors.

Pursuant to the advisory agreement, DME Advisors has the exclusive right to manage our investments, subject to the investment guidelines adopted by our Board of Directors for so long as the agreement is in effect. DME Advisors receives two forms of compensation:

•
a 1.5% annual management fee, regardless of the performance of our investment account, payable monthly based on the net asset value of our investment account, excluding assets, if any, held in trusts used to collateralize our reinsurance obligations, which we refer to as Regulation 114 Trusts; and

•	performance compensation based on the appreciation in the value of our investment account equal to 20% of net profits calculated per annum, subject to a loss carryforward provision.

The loss carryforward provision allows DME Advisors to earn reduced incentive compensation of 10% on profits in any year subsequent to the year in which our investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which our investment portfolio incurs a loss. However, DME Advisors is entitled to earn reduced incentive compensation on subsequent years to the extent it generates profits for our investment portfolio in such years. For the year ended December 31, 2008 our portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. In addition, the performance fee for subsequent years will be reduced to 10% of net profits until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but we do not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account and for DME Advisors’ own account or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., and Greenlight Masters Partners, which we collectively refer to as the Greenlight Funds. Each of the Greenlight Funds utilizes an investment strategy that may compete with or diverge from our investment strategy.

We have agreed to use commercially reasonable efforts to cause all of our current and future subsidiaries to enter into substantially similar advisory agreements, provided that any such agreement shall be terminable on the same date that the advisory agreement is terminable.

We have agreed to release DME Advisors and its affiliates from, and to indemnify and hold them harmless against, any liability arising out of the advisory agreement, subject to certain exceptions. Furthermore, DME Advisors and its affiliates have agreed to indemnify us against any liability incurred in connection with certain actions.

We may terminate the advisory agreement prior to the expiration of its term only ‘‘for cause,’’ which the advisory agreement defines as:

•	a material violation of applicable law relating to DME Advisors’ advisory business;

•	DME Advisors gross negligence, willful misconduct or reckless disregard of its obligations under the advisory agreement;

•	a material breach by DME Advisors of our investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME Advisors of its obligations to return and deliver assets as we may request.

Investment Strategy

DME Advisors implements a value-oriented investment strategy by taking long positions in perceived undervalued securities and short positions in perceived overvalued securities. DME Advisors aims to achieve high absolute rates of return while minimizing the risk of capital loss. DME Advisors attempts to determine the risk/return characteristics of potential investments by analyzing factors such as the risk that expected cash flows will not be obtained, the volatility of the cash flows, the leverage of the underlying business and the security's liquidity, among others.

Our Board of Directors conducts reviews of our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. We believe, while less predictable than traditional fixed-income portfolios, our investment approach complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. Our investment guidelines are designed to maintain adequate liquidity to fund our reinsurance operations and to protect against unexpected events.

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which include buying public or private corporate equities and current-pay debt securities, selling securities short and investing in trade claims, debt securities of distressed issuers, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), commodities, currencies, leases, break-ups, consolidations, reorganizations, limited partnerships and similar securities of non-U.S. issuers.

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

Investment Results

   Composition

Our investment portfolio managed by DME Advisors contains investments in securities, cash and funds held with brokers, derivatives, and securities sold, not yet purchased. The following table represents the fair value of our total long positions as reported in the financial statements as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	($ in thousands)
Debt securities	$70,214	11.8%	$1,520	0.2%
Equities – listed (*)	409,329	69.0	570,440	84.7
Equities – unlisted	11,897	2.0	10,835	1.6
Options	2,526	0.5	6,215	0.9
Futures	—	—	1,526	0.3
Investments in securities	493,966	83.3	590,536	87.7
Cash and funds held with brokers	94,814	16.0	100,495	14.9
Financial contracts, net	4,279	0.7	(17,524)	(2.6)
Total long investments	$593,059	100.0%	$673,507	100.0%

 (*) As described in Note 3 to our financial statements, "Equities - listed" includes securities held in exchange traded funds (ETF), predominantly comprised of a gold ETF.

The following table represents the fair value of our total short positions as reported in the financial statements as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	($ in thousands)
Equities – listed	$234,301	100.0%	$332,706	100.0%
Total short investments	$234,301	100.0%	$332,706	100.0%

DME Advisors also reports the composition of our managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold, credit default swaps, or interest rate options. In addition, under this methodology, the exposure for total return swaps and futures contracts is reported at its full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed and that we believe best represents the risk exposure. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an equity option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price. The following table represents the composition of our investment portfolio based on the holdings in our investment account managed by DME Advisors as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	Long %	Short %	Long %	Short %
Debt securities	11.8%	0.0%	0.1%	0.0%
Equities & related derivatives	65.8	(39.3)	91.0	(51.7)
Equities – unlisted	1.9	—	1.2	0.0
Other investments	—	(0.2)	0.7	(7.6)
Total	79.5%	(39.5)%	93.0%	(59.3)%

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2008:

Sector	Long %	Short %	Net %
Basic Materials	5.3%	(5.3)%	0.0%
Consumer Cyclical	5.5	(5.8)	(0.3)
Consumer Non-Cyclical	2.5	(3.4)	(0.9)
Energy	6.3	(1.5)	4.8
Financial	20.6	(18.4)	2.4
Healthcare	1.9	(2.6)	(0.7)
Industrial	20.9	(2.5)	18.4
Technology	12.6	(0.1)	12.5
Utilities	3.9	0.0	3.9
Total	79.5%	(39.5)%	40.1%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2008:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	16.9%	(22.1)%	(5.1)%
Mid Cap Equity (≥$1 billion)	32.7	(16.2)	16.6
Small Cap Equity (<$1 billion)	16.2	(1.1)	15.1
Debt Instruments	11.8	(0.0)	11.6
Other Investments	1.9	(0.2)	1.9
Total	79.5%	(39.5)%	40.1%

Investment Returns

A summary of our consolidated net investment (loss) income for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$(118,667)	$28,051	$70,272
Interest, dividend and other income	31,093	23,443	11,704
Interest, dividend and other expenses	(28,651)	(9,219)	(4,775)
Investment advisor compensation	(9,901)	(14,633)	(18,692)
Net investment (loss) income	$(126,126)	$27,642	$58,509

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for each year since inception are as follows:(1)

Quarter	2008	2007	2006	2005	2004
1st	(0.9)%	(4.2)%	7.5%	2.2%	—%
2nd	4.5%	6.8	2.9	5.4	—
3rd	(15.9)%	(0.8)	6.2	3.0	1.3
4th	(5.3)%	4.2	5.9	2.9	3.9
Full Year	(17.6)%	5.9%	24.4%	14.2%	5.2	%(2)

(1)
Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns. Actual investment income may vary depending on cash flows into and out of the investment account. Past performance is not necessarily indicative of future results.

(2)	Represents the return for the period from July 13, 2004 (date of incorporation) to December 31, 2004.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have, or may have, objectives similar to ours. Because of the similarity or potential similarity of our investment portfolio to these others, and because, as a matter of ordinary course, DME Advisors and its affiliates provide their clients, including us, with results of their respective investment portfolios on the last day of each month, those other clients indirectly may have material non-public information regarding our investment portfolio. To address this issue, and to comply with Regulation FD, we present, prior to the start of trading on the first business day of each month, our largest disclosed long positions, and a summary of our consolidated net investment returns on our website, www.greenlightre.ky. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

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

Employees

As of December 31, 2008, we had 13 full-time employees, all of whom were based in Grand Cayman. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company, and Transatlantic Reinsurance Company, which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See risk factor ‘‘— We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.’’

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

A recession and other adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

Global market and economic conditions have been severely disrupted. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

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

Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned us a financial strength rating of ‘‘A− (Excellent),’’ which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best's rating;

•	if unfavorable financial or market trends impact us;

•	if our losses significantly exceed our loss reserves;

•	if we are unable to retain our senior management and other key personnel; or

•	if our investment portfolio incurs significant losses.

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

A significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral.

Certain of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement. Whether a client would exercise such cancellation rights would likely depend, among other things, on the reason the provision is triggered, the prevailing market conditions, the degree of unexpired coverage and the pricing and availability of replacement reinsurance coverage.

If any such provisions were to become exercisable, we cannot predict whether or how many of our clients would actually exercise such rights or the extent to which they would have a significant and negative effect on our financial condition, results of operations or future prospects but they could have a significant adverse effect on the operations of our company.

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

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2006 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of seven years (unless the employee is deemed to be exempted from such requirement in accordance with the provisions of the Immigration Law, in which case such period may be extended to nine years and the employee is given the opportunity to apply for permanent residence) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could delay us from fully implementing our business strategy.

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

As of December 31, 2008, we had letter of credit facilities in a maximum amount of $425.0 million, of which $167.3 million had been issued. Our banks have accepted, with certain restrictions, our investment portfolio as collateral. In the event of a decline in the market value of our investment portfolio that results in a collateral shortfall, as defined in the letter of credit facility, we have the right, at our option, to reduce the outstanding obligations under the letter of credit facility, to deposit additional collateral or to change the collateral composition in order to cure the shortfall. If the shortfall is not cured within the prescribed time period, an event of default will immediately occur. We will be prohibited from issuing additional letters of credit until any shortfall is cured.

Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market.

There has also been recent consolidation in the financial industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. Our inability to obtain adequate capital could have a significant and negative effect on our business, financial condition and results of operations.

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

Substantially all of our business is primarily placed through brokered transactions, which involve a limited number of reinsurance brokers. Since we began underwriting operations in April 2006, we have placed substantially all of our premiums written through brokers. To lose or fail to expand all or a substantial portion of the brokered business provided through one or more of these brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

•	fund liquidity needs caused by underwriting or investment losses;

•	replace capital lost in the event of significant reinsurance losses or adverse reserve developments or significant investment losses;

•	satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	meet applicable statutory jurisdiction requirements;

•	meet rating agency capital requirements; or

•	respond to competitive pressures.

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and reduced access to the equity and debt markets for many issuers, including us. This unprecedented market volatility and general decline in the markets has affected our investment portfolio, results of operations, and may reduce our access to capital and may increase the cost of capital.

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

We depend on our clients' evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

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

For the year ended December 31, 2008, we had purchased $16.4 million in reinsurance for the liabilities we reinsure, which we refer to as retrocessional coverage. From time to time, we may purchase retrocessional coverage for our own account in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

Currency fluctuations could result in exchange rate losses and negatively impact our business.

Our functional currency is the U.S. dollar. However, we expect that we will write a portion of our business and receive premiums in currencies other than the U.S. dollar. In addition, DME Advisors may invest a portion of our portfolio in securities or cash denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent our foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect our business. If we do seek to hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that our counterparties to the arrangements fail to perform.

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

The Cayman Island Monetary Authority, or CIMA, which is the regulating authority of the Cayman Islands, may take a number of actions, including suspending or revoking a reinsurance license whenever CIMA believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law, or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee's fitness.

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

If at any time it were established that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.

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

Current legal and regulatory activities relating to certain insurance products could affect our business, results of operations and financial condition.

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

DME Advisors acts as our exclusive investment advisor for our investment portfolio and recommends appropriate investment opportunities. Although DME Advisors is contractually obligated to follow our investment guidelines, we cannot assure shareholders as to how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk to which our investment portfolio will be exposed. In addition, DME Advisors can outsource to sub-advisors without our consent or approval.

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments. Our advisory agreement with DME Advisors terminates on December 31, 2010, unless extended, and we have limited ability to terminate the advisory agreement earlier. We cannot assure you that DME Advisors will be successful in meeting our investment objectives or that the advisory agreement with DME Advisors will be renewed. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

We depend upon DME Advisors to implement our investment strategy.

We depend upon DME Advisors to implement our investment strategy. Accordingly, the diminution or loss of the services of DME Advisors could significantly affect our business. The loss of DME Advisors' principals or other key personnel, or DME Advisors' inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fully implementing our investment strategy on our behalf, and consequently, could significantly and negatively affect our business. The advisory agreement requires that we utilize the advisory services of DME Advisors exclusively until December 31, 2010 subject to limited termination provisions, even if the performance of our investment portfolio is below our expectations.

Our investment performance may suffer as a result of adverse capital market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

We may derive a significant portion of our income from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio. We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We cannot assure you that DME Advisors will successfully structure our investments in relation to our anticipated liabilities. Failure to do so could force us to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results. Our investment income (loss) for the years ended December 31, 2008, 2007 and 2006 were $(126.1) million, $27.6 million, and $58.5 million, respectively, compared to total revenue of $(11.2) million, $125.7 million, and $86.1 million, respectively.

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

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred net investment losses of $126.1 million. We continue to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a significant and negative effect on our results of operations, financial condition and business. In addition, our reinsurers and retrocessionaires may be affected by such developments in the financial markets, which could adversely affect their ability to meet their obligations to us.

Potential conflicts of interest with DME Advisors may exist that could adversely affect us.

None of DME Advisors and its principals, including David Einhorn, Chairman of our Board of Directors, and the president of Greenlight Capital, Inc., are obligated to devote any specific amount of time to the affairs of our company. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by DME Advisors' affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to our advisory agreement with DME Advisors, DME Advisors has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreement does not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account and for DME Advisors' own account or other accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME

Advisors or its affiliates manage, DME Advisors is not required to afford us any exclusivity or priority. DME Advisors' interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors' detriment, which may potentially adversely affect our investment opportunities and returns.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of our assets under management to any one investment. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2008, we were invested in approximately 100 equity securities and the top five long and short positions in equity securities comprised an aggregate of 23% and 16% respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

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

Issuers or borrowers whose securities or debt we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our financial contracts may deteriorate causing these securities to incur losses.

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

DME Advisors, and consequently our investment portfolio, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation and integrity or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals.

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

DME Advisors is entitled to two forms of compensation under the advisory agreement:

•
a 1.5% annual management fee, regardless of the performance of our investment account, payable monthly based on net assets of our investment account, excluding assets, if any, held in Regulation 114 Trusts; and

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

DME Advisors' representatives' service on boards and committees may place trading restrictions on our investments and may subject us to indemnification liability.

DME Advisors may from time to time place its or its affiliates’ representatives on creditors committees and/or boards of certain companies in which we have invested. While such representation may enable DME Advisors to enhance the sale value of our investments, it may also place trading restrictions on our investments and may subject us to indemnification liability. The advisory agreement provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

From March 31, 2006 until March 7, 2007, David Einhorn, the Chairman of our Board of Directors, was a director of New Century Financial Corp., or New Century, a subprime mortgage lender that filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on April 2, 2007. Each of New Century's directors, including Mr. Einhorn, has been named as a defendant in a consolidated shareholder lawsuit. If Mr. Einhorn were held liable with respect to any claims relating to or arising out of New Century's bankruptcy filing or the shareholder lawsuit, and if such claims were not fully covered by New Century's director and officer insurance coverage or indemnification by New Century, then under the advisory agreement we may have to indemnify him for certain losses arising from such claims. We do not believe that our indemnification obligations, if any, relating to Mr. Einhorn's former membership on the board of directors of New Century would have a material adverse effect on our business.

As of December 31, 2008, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp. and Einstein Noah Restaurant Group, both of whose securities are publicly traded. Additionally, as of December 31, 2008, representatives of DME Advisors sat on the board of directors of Ark Real Estate Partners LP, a privately-held company. As of December 31, 2008, our portfolio included investments in each of BioFuel Energy Corp., Einstein Noah Restaurant Group and Ark Real Estate Partners LP.

The ability to use ‘‘soft dollars’’ may provide DME Advisors with an incentive to select certain brokers that may take into account benefits to be received by DME Advisors.

DME Advisors is entitled to use so-called ‘‘soft dollars’’ generated by commissions paid in connection with transactions for our investment portfolio to pay for certain of DME Advisors' operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. ‘‘Soft dollars’’ are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. DME Advisors' right to use soft dollars may give DME Advisors an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.

The advisory agreement has limited termination provisions.

The advisory agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the advisory agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The advisory agreement term is January 1, 2008 through December 31, 2010 and will automatically renew for successive three-year terms unless we or DME Advisors notify the other party at least 90 days prior to the end of the current term of its desire to terminate. We may terminate the advisory agreement prior to the expiration of its term only ‘‘for cause,’’ which is defined as:

•	a material violation of applicable law relating to DME Advisors' advisory business;

•	DME Advisors' gross negligence, willful misconduct or reckless disregard of its obligations under the advisory agreement;

•	a material breach by DME Advisors of our investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME Advisors' of its obligations to return and deliver assets as we may request.

If we become dissatisfied with the results of the investment performance of DME Advisors, we will be unable to hire new investment managers until the advisory agreement expires by its terms or is terminated for cause.

Certain of our investments may have limited liquidity and lack valuation data, which could create a conflict of interest.

Our investment guidelines provide DME Advisors with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of DME Advisors to execute trade orders at desired prices and may impact our ability to fulfill our payment obligations. To the extent that DME Advisors invests in securities or instruments for which market quotations are not readily available, under the terms of the advisory agreement the valuation of such securities and instruments for purposes of compensation to DME Advisors will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the advisory agreement gives DME Advisors the power to determine the value of securities with no readily discernable market value, and because the calculation of DME Advisors' fee is based on the value of the investment account, a conflict may exist or arise.

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

In 2005, the SEC considered stricter oversight of the alternative investment industry. Effective February 10, 2005, the SEC adopted a new rule under the Investment Advisers Act of 1940 to require certain unregistered investment advisors to register with the SEC. In June 2006, a federal court of appeals vacated the SEC's rule, but we cannot assure you that other legislation or regulations will not be proposed and enacted. It is possible that increased regulation of alternative investment advisors would adversely impact DME Advisors’ ability to manage our investment portfolio or its ability to manage our portfolio pursuant to our existing investment strategy, which could cause us to alter our existing investment strategy and could significantly and negatively affect our business and results of operations. In addition, adverse publicity regarding alternative investment strategies generally, or DME Advisors or its affiliates specifically, could negatively affect our business reputation and attractiveness as a counterparty to brokers and clients.

During 2008, the SEC and regulators in other countries imposed certain restrictions on shorting of securities for an extended period of time. We cannot provide any assurance that regulators will not impose the same or similar restrictions in the future. Such restrictions, if imposed again, could have a material negative impact on our ability to carry out our business strategy.

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

Pursuant to the advisory agreement with DME Advisors, we are obligated to pay DME Advisors:

• a 1.5% annual management fee, regardless of the performance of our investment account, payable monthly based on net assets of our investment account, excluding assets, if any, held in Regulation 114 Trusts; and

• performance compensation based on the appreciation in the value of our investment account equal to 20% of net profits calculated per annum, subject to a loss carryforward provision.

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

Our Articles contain certain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for ‘‘Cause’’ as defined in the Articles, upon the affirmative vote of not less than 50% of our issued and outstanding Class A ordinary shares.

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

In certain circumstances, the total voting power of our Class A ordinary shares held by any one person will be reduced to less than 9.9% and the total voting power of the Class B ordinary shares will be reduced to 9.5% of the total voting power of the total issued and outstanding ordinary shares. In the event a holder of our Class A ordinary shares acquires shares representing 9.9% or more of the total voting power of our total ordinary shares or the Class B ordinary shares represent more than 9.5% of the total voting power of our total outstanding shares, there will be an effective reallocation of the voting power of the Class A ordinary shares or Class B ordinary shares which may cause a shareholder to acquire 5% or more of the voting power of the total ordinary shares.

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

As at December 31, 2008, David Einhorn owned 17.4% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro rata to holders of Class A ordinary shares according to their percentage interest in the company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

We are incorporated under the laws of the Cayman Islands and intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business within the United States.  If the IRS were to successfully assert that we have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: we may become subject to current United States federal income taxation on our net income from sources within the United States; we may be subject to United States federal income tax on a portion of our net investment income, regardless of its source; we may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation;  and we may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that either of Greenlight Capital Re or Greenlight Re was a PFIC for 2007 through 2008. We cannot provide assurance that either Greenlight Capital Re or Greenlight Re will not be a PFIC in 2009 or any future taxable year.

In general, either of Greenlight Capital Re or Greenlight Re would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes ‘‘passive income’’ or (ii) 50% or more of its assets produce ‘‘passive income.’’ Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. If we are unable to underwrite sufficient amount of risks, either of Greenlight Capital Re or Greenlight Re may become a PFIC.

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

ITEM 2.    PROPERTIES

We currently lease office space in Grand Cayman, Cayman Islands under an operating lease that expires on August 31, 2010. On July 9, 2008, we entered into an additional operating lease agreement for new office space in the Cayman Islands which expires on June 30, 2018. Once we have occupied the new office space, we will no longer require the use of our current office space and we believe that for the foreseeable future the new office space will be sufficient for us to conduct our operations.

ITEM 3.   LEGAL PROCEEDINGS

We are not party to any pending or threatened material litigation or arbitration and are not currently aware of any pending or threatened litigation. We anticipate that, similar to the rest of the reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
First Quarter	$21.46	$16.30	n/a	n/a
Second Quarter	$23.85	$16.75	$25.50	$21.96
Third Quarter	$23.50	$15.80	$24.58	$18.88
Fourth Quarter	$19.00	$8.67	$22.25	$18.92

(B)   Holders

As of February 1, 2009, the number of holders of record of our Class A ordinary shares was approximately 42, not including beneficial owners of shares registered in nominee or street name.

(C)   Dividends

We have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, ordinary shares.

We currently do not intend to declare and pay dividends on our ordinary shares. However, if we decide to pay dividends, we cannot assure you sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends and include a minimum net worth requirement. Currently the minimum statutory net worth requirement for Greenlight Re is $120,000, but subject to the discretion of CIMA. As of December 31, 2008, Greenlight Re exceeded the minimum statutory capital requirement by $488.1 million. Any dividends we pay will be declared and paid in U.S. dollars.

(D)   Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the Company’s Class A ordinary shares that may be issued upon the exercise of options, warrants and restricted stock granted to employees, consultants or members of the board of directors under all of our existing compensation plans, including the 2004 Stock Incentive Plan, or the Stock Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,608,340	(1)	$12.56	439,054	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,608,340	(1)	$12.56	439,054	(2)

(1)
Includes 1,258,340 Class A ordinary shares issuable upon the exercise of options that were outstanding under the Stock Incentive Plan as of December 31, 2008. Also includes 400,000 Class A ordinary shares issuable upon the exercise of share purchase options granted in 2004 to a consultant, First International Capital Holdings, Ltd., or FIC, less 50,000 Class A ordinary shares relating to the re-purchase of share purchase options from FIC in December 2007.

(2)
Represents the difference between the number of securities issuable under the Stock Incentive Plan (2,000,000) and the number of securities issued under the Stock Incentive Plan as of December 31, 2008 (1,560,946). The number of securities to be issued under the Stock Incentive Plan consists of options to acquire 1,259,000 Class A ordinary shares as well as 301,946 issued shares.

(E)    Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2008 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

(F)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases of our Class A ordinary shares during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2008 to October 31, 2008	0	$0	0	2,000,000
November 1, 2008 to November 30, 2008	63,900	$10.19	63,900	1,936,100
December 1, 2008 to December 31, 2008	165,000	$10.16	165,000	1,771,100
Total	228,900	$10.17	228,900	1,771,100

1 On August 5, 2008 the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million Class A ordinary shares. Shares may be purchased in the open market or through  privately negotiated transactions. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth our selected historical statement of income data for the fiscal years ended December 31, 2008, 2007, 2006 and 2005 and the period from inception on July 13, 2004 to December 31, 2004, as well as our selected balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in accordance with U.S. GAAP and have been audited by BDO Seidman, LLP, an independent registered public accounting firm. Since we commenced underwriting business in April 2006 and did not write any reinsurance contracts in 2005 and 2004, comparisons to periods prior to April 2006 may not be meaningful.

These historic results are not necessarily indicative of results for any future period. You should read the following selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in Item 8 ‘‘Financial Statements and Supplementary Data’’ and Item 7 ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	Year Ended December 31,				July 13, 2004 to December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share and share amounts)
Summary Statement of Income Data
Gross premiums written	$162,395	$127,131	$74,151	$—	$—
Net premiums earned	114,949	98,047	26,605	—	—
Net investment income (loss)	(126,126)	27,642	58,509	27,934	9,636
Loss and loss adjustment expenses incurred, net	55,485	39,507	9,671	—	—
Acquisition costs, net	41,649	38,939	10,415	—	—
General and administrative expenses	13,756	11,918	9,063	2,992	3,377
Net income (loss)	$(120,904)	$35,325	$56,999	$26,265	$6,775
Earnings (Loss) Per Share Data(1)
Basic	$(3.36)	$1.17	$2.67	$1.24	$0.32
Diluted	(3.36)	1.15	2.66	1.24	0.32
Weighted average number of ordinary shares used in the determination of
Basic	35,970,479	30,311,639	21,366,140	21,226,868	21,225,000
Diluted	35,970,479	30,813,243	21,457,443	21,265,801	21,234,350
Selected Ratios (based on U.S. GAAP Statement of Income data)
Loss ratio(2)	48.3%	40.3%	36.4%	—	—
Acquisition cost ratio(3)	36.2%	39.7%	39.1%	—	—
Internal expense ratio(4)	12.0%	12.2%	34.1%	—	—
Combined ratio(5)	96.5%	92.2%	109.6%	—	—

	As of December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share and share amounts)
Selected Balance Sheet Data:
Total investments in securities	$493,966	$590,536	$243,522	$219,211	$162,204
Cash and cash equivalents	94,144	64,192	82,704	7,218	30,664
Restricted cash and cash equivalents	248,330	371,607	154,720	99,719	96,791
Total assets	958,005	1,094,145	518,608	327,935	290,764
Loss and loss adjustment expense reserves	81,425	42,377	4,977	—	—
Unearned premium reserves	88,926	59,298	47,546	—	—
Total liabilities	472,623	488,563	206,441	96,113	94,240
Total shareholders' equity	485,382	605,582	312,167	231,822	196,524
Adjusted book value(6)	$485,382	$605,582	$312,167	$248,034	$221,024
Ordinary shares outstanding:
Basic	36,036,685	36,102,736	21,557,228	21,231,666	21,225,000
Diluted	37,357,685	37,631,736	23,094,900	22,175,000	21,645,000
Per Share Data:
Basic adjusted book value per share(7)	$13.47	$16.77	$14.48	$11.68	$10.41
Diluted adjusted book value per share(8)	13.39	16.57	14.27	11.63	10.21

(1)
Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the period, exclusive of unvested stock awards. Diluted earnings per share is calculated by taking into account the effects of exercising all dilutive stock options and stock awards. For a period in which there is a net loss, stock options and unvested stock awards are excluded from the weighted average number of ordinary shares, when computing diluted earnings per share, since their inclusion would have been anti-dilutive for the year.

(2)	The loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.

(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.

(4)	The internal expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and the internal expense ratio.

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006 and financial condition as of December 31, 2008 and 2007. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

In September 2008, the Cayman Islands Monetary Authority granted approval for the Company's request to amend its business plan enabling us to engage in long-term business (e.g., life insurance, long-term disability, long-term care, etc.) in addition to our current property and casualty reinsurance program. As of the date of this filing, we had not written any long-term business. However, as part of our opportunistic strategy, we now have the license to selectively evaluate opportunities relating to long-term business.

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

Because we have a limited operating history and employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results are not yet possible and may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Segments

We manage our business on the basis of one operating segment: property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS No. 131, ‘‘Disclosure about Segments of an Enterprise and Related Information.’’ Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, stock compensation expenses, professional fees, travel and entertainment, information technology, rent and other general operating expenses.

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which is typically three years.

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in ‘‘Risk Factors,’’ cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of our significant accounting policies as well as recently issued accounting standards is included in Note 2 to the consolidated financial statements.

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

For each quota-share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using the client’s initial estimates and then adjust the estimates as advised by our client. We believe that the client's estimate of the volume of business it expects to cede to us represents the best estimate of gross premiums written at the beginning of the contract. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota-share contracts than for excess of loss contracts. All premiums are earned on a pro rata basis over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

We account for reinsurance contracts in accordance with Statement of Financial Accounting Standards (SFAS) No. 60, ‘‘Accounting and Reporting by Insurance Enterprises,’’ and SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.’’ Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as a deposit liability.

Investments.  Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which resulted in no material changes in the valuation techniques we previously used for measuring fair values.  Our investments in debt and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt investments are derived based on last reported price on the balance sheet date as reported by a recognized exchange. The fair values of private debt securities are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt securities are valued using cash flow models using assumptions and estimates that may be subjective and non-observable.

Our other investments in private equity securities, limited partnerships, futures, exchange traded options and over-the-counter (“OTC”) options, are all carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor. Our exchange traded option contracts are recorded at fair market value based on quoted prices in active markets. For OTC options or exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values.

For securities classified as “trading securities,” and “other investments,” any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the consolidated statements of income. Prior to January 1, 2008, unrealized gains and losses, if any, on unlisted securities were included in accumulated other comprehensive income as a separate component of shareholders’ equity. A decline in market value of a security below cost that was deemed other than temporary, was previously charged to earnings and resulted in the establishment of a new cost basis of the security. Effective January 1, 2008, as a result of adopting SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities,” we record unrealized gains and losses, if any, on unlisted securities in net investment income in the consolidated statements of income. There was no material impact to our results of operations or financial condition as a result of this change.

Financial contracts which include total return swaps, credit default swaps, and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Fair values on total return swaps are based on the underlying security’s fair value which are obtained from closing prices on a recognized exchange (for equity swaps), or from market makers or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes taking into account credit spreads on identical contracts. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves. We establish reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported, or IBNR. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are periodically reviewed and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under generally accepted accounting principles in the United States (“U.S. GAAP”), we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

For natural peril exposed business we establish loss reserves based on loss payments and case reserves reported by our clients, when and if received. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written and management’s judgment.

Loss and loss adjustment expense reserves as of December 31, 2008 and 2007 were comprised of the following:

	December 31, 2008			December 31, 2007
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$6,666	$49,127	$55,793	$1,712	$34,477	$36,189
Severity	—	25,632	25,632	—	6,188	6,188
Total	$6,666	$74,759	$81,425	$1,712	$40,665	$42,377

For most of the contracts we write, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

For all non-natural peril business, we initially reserve every individual contract to the expected loss and loss expense ratio in the pricing analysis. In our pricing analyses, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare reserving data that we receive from our client, if any, to publicly-available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the received data. If we do not receive reserving data from a client, we rely on industry data, as well as the judgment and experience of our underwriters and actuaries. We complete our analyses for all contracts for all lines of business. The information may include many years of history. Depending on the type of business underwritten, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We also may receive information by class or subclass of business. As we are a new company, we currently rely more on client and industry data than our own data to identify unusual trends requiring changes in reserve estimates. Where available, we receive relevant actuarial reports from the client. We supplement this information with subjective information on each client, which may include management biographies, competitor information, meetings with the client, and supplementary industry research and data. Generally, we obtain regular updates of premium and loss related information for the current period and historical periods, which we utilize to update our initial expected loss and loss expense ratio. There may be a time lag from when claims are reported to our client and when our client reports the claims to us. This time lag may impact our loss reserve estimates from period to period. Once we receive this updated information we use a variety of standard actuarial methods in our analysis each quarter. Such methods may include:

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

•
Reported Loss Development Method. We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverage that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates have been established.

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

Acquisition Costs. We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the related contract term. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate experience of the contracts. Profit commissions are calculated and accrued based on the expected loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Share-Based Payments. We have established a Stock Incentive Plan for directors, employees and consultants which we account under SFAS 123R, ‘‘Share-Based Payments.’’ SFAS 123R requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Our shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore we have based our expected volatility on the historical volatility of similar entities. We considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. Additionally, we used the full life of the option, ten years, as the estimated term of the option, and we have assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires the most judgment due to our limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Outlook and Trends

During 2008 the insurance industry as a whole suffered significant loss of capital as a result of combined investment and underwriting losses.  As a result we believe there is very little, if any, excess capacity in the industry.  We expect the 2009 underwriting year to begin presenting opportunities for us to expand our business in both frequency and severity risks.  We believe insurance pricing will increase generally and volatile lines of business may experience significant pricing increases along with tightening terms and conditions.  Due to worldwide economic conditions and the lack of capital expected to enter the industry, we believe that these conditions will persist during 2010.  Countering these developments, we also believe that a slowdown in worldwide economic activity will lead to reduced insurable risk exposures, which in turn will somewhat decrease the demand for insurance.

Due to our increasing market recognition, and the development of strategic relationships in 2007 and 2008, we expect to see an increase in frequency business written in 2009 compared to 2008, and continued diversification of business by client, line of business, broker and geography. In the second quarter of 2008, we believed there was an excess of capacity in the property and casualty reinsurance business, primarily due to two consecutive years of below-average natural peril losses. During the third quarter of 2008, there were two hurricanes (Gustav and Ike) that made landfall in the United States; preliminary estimates indicate total industry-wide insured losses range from $20 to $25 billion. We do not expect to experience any losses from these hurricanes.  In addition, there are a number of insurers and reinsurers that have had significant investment-related issues that have created uncertainty in their businesses. We expect write downs of certain asset classes in the fourth quarter of 2008 to continue to reduce the capital positions of a number of reinsurers. Finally, we believe that the financial and credit crisis currently underway in the U.S. and the rest of the world has the potential to cause significant losses in certain lines of business.

If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on resulting opportunities. In early 2009, we have seen pricing of property catastrophe retrocession business increase substantially. While it is unclear what other businesses could be most affected by the current financial and credit issues, we believe that opportunities are likely to arise in two areas.  The first area is lines of business that have experienced poor loss experience.  The second area is lines of business where current market participants are experiencing financial distress or uncertainty. Lines of business that are likely to be affected by either of these areas include property catastrophe reinsurance, marine reinsurance, marine retrocession, general liability, surety, directors and officers liability and errors and omissions liability, among others.  In addition, we believe that we can also continue to find attractive opportunities in motor liability, workers compensation, health and medical malpractice risks.

Any significant market dislocations that increase the pricing of certain insurance coverages could create the need for insureds to retain risks and thus fuel the opportunity for new captives to form.  If this happens, a number of these captives could form in the Cayman Islands, enhancing our opportunity to provide additional reinsurance to the Cayman Islands' captive market.

Our investment strategy has been affected by the difficulties faced by the overall financial markets.  We believe that over the past few months, the marketplace has increased the risk premium on most asset classes as a result of headline news events, including corporate failures, recent government interventions, current economic slowdown and the ever-widening credit crisis. We believe that when the macro economic and political uncertainties eventually subside, security selection will again be the primary driver of performance. This is a basic premise of our value oriented investment strategy.  While this has created disappointing investment results for our strategy over the last 12 months, we believe that this also creates long-term opportunities for us due to a significant number of mispriced securities.

The significant economic slowdown has resulted in an increased number of corporate failures. We believe that corporate default rates will continue to increase through 2009. As opportunistic investors, we have started to purchase distressed debt of corporate issuers in the last quarter of 2008, and expect to continue doing so in 2009.

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

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

For the year ended December 31, 2008, we reported a net loss of $120.9 million as compared to a net income of $35.3 million for the year ended December 31, 2007.  The net loss principally related to a $126.1 million net investment loss. Our investment portfolio reported a loss of 17.6% for the year ended December 31, 2008 compared to a gain of 5.9% for the year ended December 31, 2007. The underwriting income for the year ended December 31, 2008 was $17.8 million compared to $19.6 million for the year ended December 31, 2007.

For the year ended December 31, 2007, our net income decreased by $21.7 million as compared to the same period in 2006 due to a decrease of $30.9 million in net investment income which was partially offset by income generated from expanded underwriting operations. Our investment portfolio reported a return of 5.9% for the year ended December 31, 2007 compared to a return of 24.4% for the year ended December 31, 2006.

Our primary financial goal is to increase the long-term value in fully diluted book value per share. During the year ended December 31, 2008, fully diluted book value decreased by $3.18 per share or 19.2% to $13.39.

For the year ended December 31, 2007, fully diluted book value increased by $2.30 per share or 16.1% to $16.57 per share. This increase included the increase associated with our initial public offering in May 2007.

Premiums Written

Details of gross premiums written for the years ended December 31, are provided in the following table:

	2008		2007		2006
	($ in thousands)
Frequency	$134,012	82.5%	$76,885	60.5%	$58,063	78.3%
Severity	28,383	17.5	50,246	39.5	16,088	21.7
Total	$162,395	100.0%	$127,131	100.0%	$74,151	100.0%

We expect our annual reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from year to year depending on the specific market opportunities that we pursue. For the year ended December 31, 2008, frequency business generated 74.3% higher premiums written than for the year ended December 31, 2007. The increase reflects the continuing development of our underwriting activities which resulted in a number of new frequency contracts written during the year ended December 31, 2008. Approximately 84.2% of the frequency premiums written during the year ended December 31, 2008 related to motor liability and health lines of business. By comparison, 53.7% of the frequency premiums written during the year ended December 31, 2007 related to personal property line of business. The shift in premiums written relating to our lines of business is consistent with our opportunistic underwriting strategy.

For the year ended December 31, 2008, the premiums written relating to severity contracts decreased by 43.5% compared to the year ended December 31, 2007. The decrease is mainly attributed to a multi-year professional liability contract written during the year ended December 31, 2007, for which all premiums were recognized as written premiums at inception in accordance with our accounting policy for premium recognition. The premiums on this contract continue to be earned over the multi-year term of the contract as discussed below under “Net Premiums Earned.”

For the year ended December 31, 2007, the increase in premiums written for frequency business compared to 2006 was due to the fact that no frequency contracts were written until the third quarter of 2006 while a number of frequency contracts were entered into throughout 2007. Similarly, premiums written for severity business in 2007 reflect our first full year of underwriting whereas the 2006 comparative results related to premiums written from April 2006 (commencement of our underwriting operations) to December 31, 2006.

We entered into retrocessional contracts with ceded premiums of $16.4 million and $26.1 million for the years ended December 31, 2008, and 2007 respectively, relating to risks assumed from certain frequency reinsurance contracts. The lower ceded premiums for the year ended December 31, 2008 were principally due to frequency contracts restructured on renewal during 2008 which resulted in lower subject premiums and where we retained certain additional risks which we had previously ceded.

We did not purchase any retrocessional coverage in 2006.

Details of net premiums written for the years ended December 31, are provided in the following table:

	2008		2007		2006
	($ in thousands)
Frequency	$117,616	80.6%	$50,735	50.2%	$58,063	78.3%
Severity	28,383	19.4	50,246	49.8	16,088	21.7
Total	$145,999	100.0%	$100,981	100.0%	$74,151	100.0%

    Our severity business includes contracts that contain or may contain natural peril loss exposure. As of February 1, 2009, our maximum aggregate loss exposure to any series of natural peril events was $97.1 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of February 1, 2009:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$79,375	$97,125
Europe	71,375	79,125
Japan	71,375	79,125
Rest of the world	51,375	59,125
Maximum aggregate	79,375	97,125

(1)	Includes the Caribbean

Net Premiums Earned

Net premiums earned reflects the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned for the years ended December 31, are provided in the following table:

	2008		2007		2006
	($ in thousands)
Frequency	$81,133	70.6%	$71,596	73.0%	$15,645	58.8%
Severity	33,816	29.4	26,451	27.0	10,960	41.2
Total	$114,949	100.0%	$98,047	100.0%	$26,605	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. The increase in frequency earned premiums of 13.3% reflects the additional quota share contracts written throughout the 2008 year. For the year ended December 31, 2008, 73.6% of the earned premiums on frequency contracts related to motor liability and health lines of business. For the year ended December 31, 2008, severity earned premiums increased 27.8% compared to the 2007 year. As mentioned above under the section “Premiums Written,” the earned premiums on severity contracts increased while the written premiums on severity contracts decreased during the year ended December 31, 2008. This was due to a multi-year professional liability contract written during the year ended December 31, 2007, which continues to earn premiums over the multi-year term of the contract. In addition, the severity earned premiums increased due to reinstatement premiums on severity contracts which were earned in full for the year ended December 31, 2008. There were no reinstatement premiums on severity contracts during the year ended December 31, 2007.

For the year ended December 31, 2007, the significant increases in net premiums earned were attributable principally to increased premiums written during 2007 as well as further earning of premiums for those contracts written during 2006 whose coverage continued into 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of losses incurred for the years ended December 31, are provided in the following table:

	2008		2007		2006
	($ in thousands)
Frequency	$36,013	64.9%	$34,252	86.7%	$8,737	90.3%
Severity	19,472	35.1	5,255	13.3	934	9.7
Total	$55,485	100.0%	$39,507	100.0%	$9,671	100.0%

The loss ratio on our frequency business was 44.4%, 47.9% and 55.9% for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in loss ratio is mainly due to the favorable loss development on a personal lines contract written in 2006.

We expect losses incurred on our severity business to be volatile from period to period. Losses incurred on the natural peril exposed portion of our severity business have benefited from no material natural peril losses during 2008, as well as benign natural peril loss experiences during 2007 and 2006. Additionally, given the seasonality of wind exposure, we expect that the first six months of a calendar year generally will report lower losses incurred on natural peril business than the last six months of a calendar year. The loss ratios for our severity business were 57.7%, 19.9%, and 8.5% for the years ended December 31, 2008, 2007 and 2006, respectively.

The increase in our severity loss ratio during the year ended December 31, 2008 was a result of losses primarily related to sub-prime related claims on casualty clash contracts.

The increase in the loss ratio during 2007 primarily is due to the different composition of the severity underwriting portfolio. During the year ended December 31, 2006, the severity underwriting portfolio was composed entirely of natural peril business. Because of benign natural peril loss experience, we incurred a very low loss ratio. This contrasts with the severity underwriting portfolio for the year ended December 31, 2007 which included casualty and liability exposures in addition to natural peril risks, which accounted for the increase in the reported loss ratio for the year ended December 31, 2007. Unlike natural peril coverages in which zero losses are booked until a covered natural peril event occurs, casualty and liability severity coverages typically have the potential for an unreported event to occur during the term of the coverage and thus IBNR reserves are booked based on an expected loss ratio for the business underwritten, resulting in a higher initial loss ratio being reported.

Losses incurred can be further broken down into losses paid and changes in loss reserves. Losses incurred for the years ended December 31, 2008, 2007 and 2006 were comprised as follows:

	2008			2007			2006
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid	$29,791	$(8,440)	$21,351	$15,505	$(6,677)	$8,828	$4,694	$0	$4,694
Increase (decrease) in reserves	39,075	(4,941)	34,134	37,400	(6,721)	30,679	4,977	0	4,977
Total	$68,866	$(13,381)	$55,485	$52,905	$(13,398)	$39,507	$9,671	0	$9,671

For the year ended December 31, 2008, the increase in losses incurred of $55.5 million included an increase of $67.5 million related to current year incurred losses on 2008 contracts, offset by a decrease of $12.0 million related to net favorable loss development on prior year incurred losses. The loss development on prior year losses primarily related to the following:

•
Favorable loss development of $12.4 million on a personal lines contract entered into during the year ended December 31, 2006. The favorable loss development was a result of reserves being released based on updated information received from the client indicating lower than expected claims development;

•	Extinguishing $1.2 million of reserves, held on two frequency contracts covering excess of loss medical malpractice, due to commutation without any reported losses.

•	Adverse loss development of $1.4 million on a casualty clash severity contract due to notification of claims relating to sub-prime related events. This resulted in reserving for a full limit loss.

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

	2008		2007		2006
	($ in thousands)
Frequency	$37,989	91.2%	$33,174	85.2%	$6,386	61.3%
Severity	3,660	8.8	5,765	14.8	4,029	38.7
Total	$41,649	100.0%	$38,939	100.0%	$10,415	100.0%

Increased acquisition costs for the year ended December 31, 2008 compared to the same period for 2007 are a direct result of the increases in premiums written as well as the accrual of higher profit commission on frequency contracts that have had favorable underwriting results. For the years ended December 31, 2008, 2007 and 2006 the acquisition cost ratios for frequency business were 46.8%, 46.3% and 40.8%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 10.8%, 21.8% and 36.8% for the years ended December 31, 2008, 2007 and 2006, respectively.

For the year ended December 31, 2008, the decrease in severity acquisition cost ratio is the result of (a) lower profit commissions accrued and paid on severity contracts due to losses developing on non-natural peril contracts, and (b) the premiums earned on certain multi-year professional liability severity contracts which incepted in the later part of the second quarter of 2007, had no acquisition costs associated with them.

 For the year ended December 31, 2007, the decrease in severity acquisition cost ratio was due to the change in composition of the severity portfolio from being composed entirely of natural peril business, to a portfolio that included casualty and professional liability exposures as well as natural peril business.

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 were $13.8 million, $11.9 million and $9.1 million, respectively. For the year ended December 31, 2008, the increase in general and administrative expenses of $1.9 million primarily relates to higher personnel costs including employee bonus accruals relating to the 2007 year.

For the year ended December 31, 2007, the increase in general and administrative expenses of $2.8 million reflected the continued expansion of our underwriting operations, as well as increased expenses incurred as a publicly-traded company, including hiring additional staff and other related expenses. General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 include $3.0 million, $2.9 million and $2.9 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of net investment income (loss) for the years ended December 31, is as follows:

	2008	2007	2006
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$(118,667)	$28,051	$70,272
Interest, dividend and other income	31,093	23,443	11,704
Interest, dividend and other expenses	(28,651)	(9,219)	(4,775)
Investment advisor compensation	(9,901)	(14,633)	(18,692)
Net investment income (loss)	$(126,126)	$27,642	$58,509

Investment loss, net of all fees and expenses, resulted in a loss of 17.6% on our investment portfolio for the year ended December 31, 2008. This compares to returns of 5.9% and 24.4% reported for the years ended December 31, 2007 and 2006, respectively. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. Given the net investment loss for the year ended December 31, 2008, no performance fee was paid to DME Advisors in 2008. In addition, based on the advisory agreement, the performance compensation for the subsequent years will be reduced to 10% until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, on our website (www.greenlightre.ky) we provide the names of the largest disclosed long positions in our investment portfolio as of the last date of the month of the relevant posting. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-in-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the years ended December 31, 2008, 2007 and 2006, we reported the following ratios:

	2008			2007			2006
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	44.4%	57.7%	48.3%	47.9%	19.9%	40.3%	55.9%	8.5%	36.4%
Acquisition cost ratio	46.8%	10.8%	36.2%	46.3%	21.8%	39.7%	40.8%	36.8%	39.1%
Composite ratio	91.2%	68.5%	84.5%	94.2%	41.7%	80.0%	96.7%	45.3%	75.5%
Internal expense ratio			12.0%			12.2%			34.1%
Combined ratio			96.5%			92.2%			109.6%

The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. We expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods. Given that we opportunistically underwrite a concentrated portfolio across several lines of business that have varying expected loss ratios, we can expect there to be significant annual variations in the loss ratios reported from our frequency business. In addition, the loss ratios for both frequency and severity business can vary depending on the lines of business written.

The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned. This ratio demonstrates the higher acquisition costs incurred for our frequency business than for our severity business.

The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding general and administrative expenses, to net premiums earned. Similar to the loss ratio, we expect that this ratio will be more volatile for our severity business depending on loss activity in any particular period.

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. The internal expense ratio for year ended December 31, 2008 decreased to 12.0% from 12.2% for the year ended December 31, 2007. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. The high internal expense ratio of 34.1% reported for the year ended December 31, 2006 reflected that underwriting operations only commenced in April 2006 and as such start up costs were high relative to the initial premiums earned.

The combined ratio is the sum of the composite ratio and the internal expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments in Securities

Total investments in securities reported as of December 31, 2008 were $494.0 million compared to $590.5 million as of December 31, 2007, a decrease of 16.3%. The decrease in investments was principally due to an investment loss of $126.1 million for the year ended December 31, 2008. This decrease was partially offset by investments purchased from the net positive cash flows generated from underwriting operations.

Effective January 1, 2008, we adopted SFAS No. 157. Consistent with SFAS No. 157, our entire investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of December 31, 2008, 84.3% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of securities valued based on quoted prices in actively traded markets (Level 1), 13.7% comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.0% was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2008, $82.2 million of our investments in securities were valued based on broker quotes, of which $80.5 million were based on observable market information and classified as level 2, and $1.7 million were based on non-observable inputs and classified as level 3.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt securities. In addition, other non-observable inputs include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash

Restricted cash totaled $248.3 million as of December 31, 2008 compared to $371.6 million as of December 31, 2007, a decrease of 33.2%. The decrease in restricted cash was principally due to a decrease in securities sold, not yet purchased since restricted cash balances are used to support the liability created from securities sold, not yet purchased.

Loss and Loss Adjustment Expense Reserves

Loss reserves totaled $81.4 million as of December 31, 2008 compared to $42.4 million as of December 31, 2007. The increase is principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2008 resulting from our increased underwriting activities. Case reserves increased $5.0 million, while reserves for losses incurred but not reported increased by approximately $34.1 million as of December 31, 2008.

Shareholders’ Equity

Our shareholders’ equity decreased to $485.4 million as of December 31, 2008 from $605.6 million as of December 31, 2007, a decrease of 19.8%. The decrease is principally attributable to the net loss of $120.9 million for the year ended December 31, 2008.

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

As of December 31, 2008, the financial strength of our reinsurance subsidiary was rated “A- (Excellent)” with a stable outlook by A.M. Best. This rating reflects the A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

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

For the year ended December 31, 2008, we generated $46.4 million in net cash flow from operations, used $14.1 million in investing activities, and used $2.3 million to repurchase ordinary shares. Effective January 1, 2008, we adopted SFAS No. 159 and as a result cash flows relating to our investment portfolio are no longer classified as an operating activity, and instead have been classified as an investing activity to reflect the underlying nature and purpose of our investing strategies.

For the year ended December 31, 2007, we used $273.7 million for operating activities. Included in operating activities were securities and restricted cash and cash equivalents purchased  from the proceeds of our initial public offering. During the year ended December 31, 2007, substantially all our cash provided by financing activities related to the proceeds from our initial public offering and there were no cash flows reported from investing activities.

As of December 31, 2008, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently the minimum net worth requirement for Greenlight Re is $120,000. As of December 31, 2008 Greenlight Re exceeded the minimum required by $488.1 million. By law, Greenlight Re is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Letters of Credit

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

Greenlight Re has a letter of credit facility of $400.0 million as of December 31, 2008 with Citibank, N.A. with a termination date of October 11, 2009. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

In addition, at December 31, 2008, the Company had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited (“Butterfield Bank”). This facility is the result of a novation to Butterfield Bank of a letter of credit facility previously issued by UniCredit Bank Cayman Islands Ltd (formerly Bank Austria Cayman Islands Ltd).

As of December 31, 2008, $167.3 million in letters of credit were issued from the available $425.0 million facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities. As of December 31, 2008, we had pledged $220.2 million of equity securities and cash equivalents as collateral for the above letter of credit facilities. The letter of credit facilities agreements contain various covenants that, in part, restrict Greenlight Re’s ability to place a lien or charge on the pledged assets and further restricts Greenlight Re’s ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to us. For the year ended December 31, 2008, the Company was in compliance with all of the covenants under each of the letter of credit facility agreements.

Capital

As of December 31, 2008, total shareholders’ equity was $485.4 million compared to $605.6 million at December 31, 2007. This decrease in total shareholders’ equity principally is due to the net loss of $120.9 million reported during the year ended December 31, 2008.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness as part of our capital structure. However, we cannot provide assurances that in the future, we will not be required to raise additional equity or incur indebtedness to implement our business strategy, pay claims or make acquisitions. We have not made any significant capital expenditures during the period from inception to December 31, 2008. We anticipate incurring approximately $1.0 million in capital expenditures during 2009 primarily related to leasehold improvements. We anticipate funding these capital expenditures from existing operations and do not anticipate requiring additional equity or indebtedness relating to these expenditures.

On August 5, 2008, the Board adopted a share repurchase plan authorizing management to repurchase up to two million Class A ordinary shares. Management may from time to time repurchase these shares to optimize our capital structure. Shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2011, does not require management to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2008, we had repurchased 228,900 shares under the share repurchase plan.

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

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2008:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating leases obligations(1)	$376	$621	$552	$1,243	$2,792
Specialist service agreement	610	550	—	—	1,160
Private equity investments(2)	19,695	—	—	—	19,695
Loss and loss adjustment expense reserves(3)	34,379	25,130	10,418	11,498	81,425
Total	$55,060	$26,301	$10,970	$12,741	$105,072

(1)	Reflects our contractual obligations pursuant to the September 1, 2005 lease agreement and the July 9, 2008 lease agreement as described below.

(2)
As of December 31, 2008 we have made total commitments of $29.6 million in private investments, of which we have invested $9.9 million, and our remaining commitments to these investments total $19.7 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy on when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)
Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is included under operating lease obligations in the above table and in the accompanying consolidated financial statements.

    On July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008, and the rental payments commence from the earlier of December 1, 2008 or when we occupy the premises. As of December 31, 2008, we had not occupied the premises. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in the accompanying consolidated financial statements.

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

On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the advisory agreement is January 1, 2008 through December 31, 2010, with automatic three-year renewals unless either Greenlight Re or DME Advisors terminate the agreement by giving 90 days notice prior to the end of the three year term. Concurrent with the execution of the advisory agreement, we terminated the investment agreement with DME Advisors.

In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month (plus expenses). The agreement had an initial term of one year, and will continue for sequential one year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to six types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk;

•	effects of inflation; and

•	political risk

Equity Price Risk. As of December 31, 2008, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2008, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $15.9 million, or 2.7%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk. Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2008, we have no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash and investments in securities denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments and speculative foreign cash positions due to a decline in the exchange rate of the foreign currency in which the cash and investments are denominated. As of December 31, 2008, our gross exposure to foreign denominated cash and securities was approximately $204.6 million. As of December 31, 2008, none of our currency exposures resulting from these foreign denominated securities were hedged, therefore leading to a net exposure to foreign currencies of $204.6 million. As of December 31, 2008, a 10% increase in the value of the U.S. dollar against select foreign currencies would result in a $20.5 million, or 3.5%, decrease in the value of the investment portfolio. A summary of our total net exposure to foreign currencies as of December 31, 2008 is as follows:

Original Currency	US$ Equivalent Fair Value
($ in thousands)
European Union euro	$130,568
Hong Kong dollar	31,638
Japanese yen	27,667
Canadian dollar	10,736
Other	4,031
Total	$204,640

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

Interest Rate Risk. Our investment portfolio includes interest rate sensitive securities, such as corporate debt securities, credit default swaps, and interest rate options. The primary market risk exposure for any debt security is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the converse is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.  The following table summarizes the impact that a 100 basis point increase in interest rates and a 100 basis point decrease in interest rates would have on the value of our investment portfolio.

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt securities	$(558)	(0.09)%	$594	0.10%
Credit default swaps	(524)	(0.09)	436	0.07
Interest rate options	1,725	0.29	(1,001)	(0.17)
Net exposure to interest rate risk	$643	0.11%	$29	0.01%

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

Political Risk. We are exposed to political risk to the extent that our investment advisor, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or permanent measures, which may have a material adverse impact on our investment strategy.

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

ITEM 9A.               CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.  OTHER INFORMATION

On February 18, 2009, the compensation committee of the Board of Directors recommended, and the Board of Directors approved, an amendment to the Amended and Restated Employment Agreement of Tim Courtis, our chief financial officer, dated as of December 30, 2008 (the “Courtis Agreement”). This amendment increased Mr. Courtis’ target bonus from 50% of his annual base salary to 60% of his annual base salary effective January 1, 2009.

In addition, on February 18, 2009, the compensation committee of the Board of Directors recommended, and the Board of Directors approved, an amendment to the Amended and Restated Employment Agreement of Barton Hedges, the president and chief underwriting officer of Greenlight Re, dated as of December 30, 2008 (the “Hedges Agreement”). This amendment increased Mr. Hedges' annual base salary from $450,000 to $500,000 effective January 1, 2009.

The foregoing descriptions are qualified in its entirety by reference to the Courtis Agreement and Hedges Agreement, which are attached hereto as Exhibit 10.26 and Exhibit 10.27, respectively.

    On February 20, 2009, the Company amended the agreement dated January 1, 2008, between Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. and DME Advisors, LP (the "advisory agreement") to amend the definition of "Carryforward Account" in Article 1 of the advisory agreement. The amended definition reads as follows:

"Carryforward Account" means a memorandum account to be recorded by DME in the books and records of the venture with respect to each Participant that has an initial balance of zero and that is adjusted as follows:

As of the first day after the close of each Performance Period for such Participant (prior to giving effect to the Performance Allocation, if any), the balance of the Carryforward Account (a) is increased by the amount, if any, equal to two and a half times such Participant's Negative Performance Charge for such Performance Period and (b) is reduced (but not below zero) by the amount, if any, of such Participant's Positive Performance Charge for such Performance Period."

The foregoing description is qualified in its entirety by reference to the advisory agreement amendment (Amendment No. 1) which is attached hereto as Exhibit 10.28.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
3.1
Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008. (incorporated by reference to Exhibit 3.1 of the Company’s  Form 10-Q filed on August 7, 2008)

4.1	Form of Specimen Certificate of Class A Ordinary Shares (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-139993)
4.2
Share Purchase Option, dated August 11, 2004, by and between the Registrant and First International Capital Holdings, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-139993)

10.1
$200,000,000 Letter of Credit Facility, dated October 12, 2005, by Citibank, N.A. to Greenlight Reinsurance, Ltd., as amended (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-139993)

10.2
Letter of Credit Facility amendment letter dated November 2, 2007 and acknowledged and accepted on November 8, 2007 between Greenlight Reinsurance, Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007)

10.3
Letter of Credit Agreement dated June 6, 2007 between Greenlight Reinsurance, Ltd. and Bank Austria Cayman Islands Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2008)

10.4
Deed of Novation dated December 15, 2008, between Unicredit Bank Cayman Islands Ltd., Butterfield Bank (Cayman) Limited, and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed with the SEC on December 22, 2008)

10.5
Form of Securities Purchase Agreement for Class A Ordinary Shares by and between the Registrant and each of the subscribers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-139993)

10.6
Promissory Note, dated August 11, 2004, for $24,500,000 by and between the Registrant, as payee, and Greenlight Capital Investors, LLC, as maker (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-139993)

10.7
Second Amended and Restated Investment Advisory Agreement, dated January 1, 2007, by and between Greenlight Reinsurance, Ltd. and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement No. 333-139993)

10.8
Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. (for limited purpose) and DME Advisors dated as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008)

10.9
Termination Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. and DME Advisors, LP dated as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008)

10.10	Greenlight Capital Re, Ltd. Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-139993)
10.11	Form of Restricted Stock Award Agreement by and between the Registrant and the Grantee (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-139993)
10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993)
10.13	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-139993)
10.14	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Award (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement No. 333-139993)
10.15
Form of Shareholders’ Agreement, dated August 11, 2004, by and among the Registrant and each of the subscribers (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-139993)

10.16
Administration Agreement, dated August 11, 2004, between the Registrant and HSBC Financial Services (Cayman) Limited (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-139993)

10.17
Administration Agreement, dated August 11, 2004, between Greenlight Reinsurance, Ltd. and HSBC Financial Services (Cayman) Limited (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement No. 333-139993)

10.18
Form of Deed of Indemnity between the Registrant and each of its directors and certain of its officers (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-139993)

10.19
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Leonard Goldberg (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.20
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.21
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.22	Lease, dated August 25, 2005, by and between Greenlight Reinsurance, Ltd. and Grand Pavilion Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement No. 333-139993)
10.23
Concurrent Private Placement Stock Purchase Agreement for Class B Ordinary Shares, dated January 11, 2007, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement No. 333-139993)

10.24
Service Agreement, dated as of February 21, 2007 between DME Advisors, LP and Greenlight Capital Re, Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-139993)

10.25
Multiple Line Quota Share Reinsurance Agreement, effective as of October 1, 2006, between First Protective Insurance Company and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement No. 333-139993)

10.26	Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis
10.27	Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between Greenlight Reinsurance, Ltd. and Barton Hedges
10.28	Amendment No. 1, dated February 20, 2009 to the Agreement dated January 1, 2008 by and among Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. (for limited purposes) and DME Advisors, LP
21.1	Subsidiaries of the registrant
23.1	Consent of BDO Seidman, LLP
24.1	Power of Attorney (included on the signature page of this filing)
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: February 23, 2009

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

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director & Chief Executive Officer (principal executive officer)
Date: February 23, 2009	Date: February 23, 2009
/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
Date: February 23, 2009	Date: February 23, 2009
/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
Date: February 23, 2009	Date: February 23, 2009
/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
Date: February 23, 2009	Date: February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
February 23, 2009

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2008	2007
Assets
Investments in securities
Debt securities, trading, at fair value	$70,214	$1,520
Equity securities, trading, at fair value	409,329	570,440
Other investments, at fair value	14,423	18,576
Total investments in securities	493,966	590,536
Cash and cash equivalents	94,144	64,192
Restricted cash and cash equivalents	248,330	371,607
Financial contracts receivable, at fair value	21,419	222
Reinsurance balances receivable	59,573	43,856
Loss and loss adjustment expense recoverables	11,662	6,721
Deferred acquisition costs, net	17,629	7,302
Unearned premiums ceded	7,367	8,744
Other assets	3,915	965
Total assets	$958,005	$1,094,145
Liabilities and Shareholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$234,301	$332,706
Financial contracts payable, at fair value	17,140	17,746
Loss and loss adjustment expense reserves	81,425	42,377
Unearned premium reserves	88,926	59,298
Reinsurance balances payable	34,963	19,140
Funds withheld	3,581	7,542
Other liabilities	6,229	2,869
Minority interest in joint venture	6,058	—
Performance compensation payable to related party	—	6,885
Total liabilities	472,623	488,563
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,781,736 (2007: 29,847,787): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2007: 6,254,949))	3,604	3,610
Additional paid-in capital	477,571	476,861
Retained earnings	4,207	125,111
Total shareholders’ equity	485,382	605,582
Total liabilities and shareholders’ equity	$958,005	$1,094,145

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2008, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2008	2007	2006
Revenues
Gross premiums written	$162,395	$127,131	$74,151
Gross premiums ceded	(16,396)	(26,150)	—
Net premiums written	145,999	100,981	74,151
Change in net unearned premium reserves	(31,050)	(2,934)	(47,546)
Net premiums earned	114,949	98,047	26,605
Net investment income (loss)	(126,126)	27,642	58,509
Interest income on related party promissory note receivable	—	—	1,034
Total revenues	(11,177)	125,689	86,148
Expenses
Loss and loss adjustment expenses incurred, net	55,485	39,507	9,671
Acquisition costs, net	41,649	38,939	10,415
General and administrative expenses	13,756	11,918	9,063
Total expenses	110,890	90,364	29,149
Net income (loss) before minority interest	(122,067)	35,325	56,999
Minority interest in loss of joint venture	1,163	—	—
Net income (loss)	$(120,904)	$35,325	$56,999
Earnings (loss) per share
Basic	$(3.36)	$1.17	$2.67
Diluted	(3.36)	1.15	2.66
Weighted average number of ordinary shares used in the determination of
Basic	35,970,479	30,311,639	21,366,140
Diluted	35,970,479	30,813,243	21,457,443

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2008	2007	2006
Ordinary share capital
Balance – beginning of year	$3,610	$2,156	$2,123
Issue of Class A ordinary share capital	17	1,191	33
Issue of Class B ordinary share capital	—	263	—
Repurchase of Class A ordinary shares	(23)	—	—
Balance – end of year	$3,604	$3,610	$2,156
Additional paid-in capital
Balance – beginning of year	$476,861	$219,972	$212,871
Issue of Class A ordinary share capital	9	207,144	4,237
Issue of Class B ordinary share capital	—	49,737	—
Repurchase of Class A ordinary shares	(2,311)	—	—
Options repurchased	—	(247)	—
Share-based compensation expense	3,000	2,884	2,864
Initial public offering expenses	—	(2,629)	—
Short-swing sale profit from shareholder	12	—	—
Balance – end of year	$477,571	$476,861	$219,972
Related party promissory note receivable
Balance – beginning of year	$—	$—	$(16,212)
Principal repayments received	—	—	16,212
Balance – end of year	$—	$—	$—
Retained earnings
Balance – beginning of year	$125,111	$90,039	$33,040
Net income (loss)	(120,904)	35,325	56,999
Options repurchased	—	(253)	—
Balance – end of year	$4,207	$125,111	$90,039
Total shareholders’ equity	$485,382	$605,582	$312,167

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	2008	2007	2006
Cash provided by (used in)
Operating activities
Net income (loss)	$(120,904)	$35,325	$56,999
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on securities and financial contracts	151,064	(23,719)	(12,499)
Net realized gains on securities and financial contracts	(8,923)	(13,215)	(65,692)
Foreign exchange gain on restricted cash and cash equivalents	(23,474)	—	—
Minority interest in loss of joint venture	1,163	—	—
Share-based compensation expense	3,000	2,884	2,864
Depreciation expense	40	40	20
Purchases of securities	—	(1,044,933)	(244,645)
Sales of securities	—	943,515	335,051
Change in
Restricted cash and cash equivalents	—	(216,887)	(55,001)
Financial contracts receivable, at fair value	—	(222)	—
Reinsurance balances receivable	(15,717)	(24,234)	(19,622)
Loss and loss adjustment expense recoverables	(4,941)	(6,721)	—
Deferred acquisition costs, net	(10,327)	8,980	(16,282)
Unearned premiums ceded	1,377	(8,744)	—
Other assets	(2,990)	753	(308)
Financial contracts payable, at fair value	—	9,106	7,918
Loss and loss adjustment expense reserves	39,048	37,400	4,977
Unearned premium reserves	29,628	11,752	47,546
Reinsurance balances payable	15,823	14,904	4,236
Funds withheld	(3,961)	7,542	—
Other liabilities	3,360	495	1,483
Performance compensation payable to related party	(6,885)	(7,739)	7,642
Net cash provided by (used in) operating activities	46,381	(273,718)	54,687
Investing activities
Purchases of securities and financial contracts	(1,570,683)	—	—
Sales of securities and financial contracts	1,404,904	—	—
Restricted cash and cash equivalents	146,751	—	—
Minority interest in joint venture	4,895	—	—
Purchase of fixed assets	—	—	(200)
Proceeds on disposal of fixed assets	—	—	38
Net cash used in investing activities	(14,133)	—	(162)
Financing activities
Net proceeds from share issue	17	255,706	4,270
Options repurchased	—	(500)	—
Net proceeds from exercise of stock options	9	—	—
Repurchase of Class A ordinary shares	(2,334)	—	—
Short-swing sale profit from shareholder	12	—	—
Collection of related party promissory note receivable	—	—	16,212
Net change in interest receivable on related party promissory note receivable	—	—	479
Net cash (used in) provided by financing activities	(2,296)	255,206	20,961
Net increase (decrease) in cash and cash equivalents	$29,952	(18,512)	75,486
Cash and cash equivalents at beginning of the year	64,192	82,704	7,218
Cash and cash equivalents at end of the year	$94,144	$64,192	$82,704
Supplementary information
Interest paid in cash	$14,099	$3,699	$2,121
Interest received in cash	11,560	15,130	1,513

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

As used herein, the ‘‘Company’’ refers collectively to GLRE and its subsidiaries.

2.   SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The significant accounting policies adopted by the Company are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

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

Premium Revenue Recognition

The Company accounts for reinsurance contracts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, ‘‘Accounting and Reporting by Insurance Enterprises,’’ and SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.’’ In the event that a reinsurance contract does not transfer sufficient risk, deposit accounting is used and the contract is reported as a deposit liability. There have been no contracts to date requiring deposit accounting.

The Company writes excess of loss contracts as well as quota-share contracts. The Company estimates the ultimate premiums for the entire contract period. These estimates are based on information received from the ceding companies and estimates from actuarial pricing models used by the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota-share contracts, the premiums are recorded as written as a pro-rata portion of the ultimate estimated premiums relating to the risks underwritten during the reporting period.

Changes in premium estimates, including premium receivable on both excess of loss and quota-share contracts are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume is obtained. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.

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

Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred and amortized over the related contract term, and are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income. Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Funds Withheld

Funds withheld include reinsurance balances retained from retrocessionaires for a period of time in accordance with the contract terms. The Company may incur interest expense during the period these funds are withheld.

Loss and Loss Adjustment Expense Reserves and Recoverables

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, historical experience as well as the Company's own actuarial estimates. These estimates are reviewed periodically and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value by creating a hierarchy of fair value measurements based on inputs used in deriving fair values and enhances disclosure requirements for fair value measurements. The adoption of SFAS No. 157 had no material impact to the Company’s results of operations or financial condition as there were no material changes in the valuation techniques used by the Company to measure fair value. The Company’s investments in debt and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of private debt securities are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt securities are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

The Company’s “other investments” may include investments in private equity securities, limited partnerships, futures, exchange traded options and over-the-counter options (“OTC”), which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information, using the services of the investment advisor. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair market value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

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

Derivative Financial Instruments

SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. Derivative financial instrument assets are generally included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not constitute hedges for financial reporting purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps, and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement on the contract.

Total return swap agreements, included on the consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair market value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the consolidated statements of income.

Financial contracts may also include exchange traded futures or options contracts that are based on the movement of a particular index or interest rate. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value measured based on the observable quoted prices of the same or similar financial contract in an active market (Level 1) or on broker quotes which reflect market information based on actual transactions (Level 2).

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

The Company has adopted SFAS No. 123R, ‘‘Share-Based Payment,’’ to account for the Company’s stock incentive plan. SFAS No. 123R requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company's shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore the Company based its expected volatility on the historical volatility of similar entities. The Company considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry to calculate the historical volatility. Additionally, the Company used the full life of the option, ten years, as the estimated term of the option, and has assumed that dividends will not be paid.

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

Other Assets

Other assets consist primarily of investment income receivable, notes receivable, prepaid expenses and fixed assets. Fixed assets, comprising of computer software, are recorded at cost and depreciated over the estimated useful life of three years using the straight-line method.

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals. Also included in other liabilities are accruals for professional fees and other general expenses.

Minority Interest

Minority interest in joint venture represents DME Advisors LP’s, or DME Advisors’ share of assets in the joint venture whereby DME Advisors manages jointly held assets as disclosed in Note 13. DME Advisors’ share of investment income or loss is included in the consolidated statements of income as minority interest in income or loss of joint venture.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of income.

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on weighted average ordinary shares outstanding and excludes unvested stock awards and dilutive effects of stock options and stock awards. Diluted earnings per share assumes the exercise of all dilutive stock options and stock awards using the treasury stock method.

	2008	2007	2006
Weighted average shares outstanding	35,970,479	30,311,639	21,366,140
Effect of dilutive service provider stock options	—	161,109	89,093
Effect of dilutive employee and director options and stock awards	—	340,495	2,210
	35,970,479	30,813,243	21,457,443

Due to the Company's net loss for the year ended December 31, 2008, all 1,878,689 stock options and stock awards outstanding have been excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive. As of December 31, 2007 and 2006, there were 50,000 and 1,131,000 anti-dilutive stock options outstanding, respectively.

Segment Information

Under SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’ (‘‘SFAS No. 131’’), operating segments are based on the internal organization management uses for allocating resources to and assessing performance as the source of the Company's reportable segments.

The Company manages its business on the basis of one operating segment, Property and Casualty Reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS No. 131.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but applies whenever other standards require or permit assets or liabilities to be measured by fair value. The Company adopted SFAS No. 157 for its financial assets and financial liabilities effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The implementation of this FSP is not expected to have a material impact on the Company’s results of operation or financial position.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective from October 10, 2008, including prior periods for which financial statements have not been issued. The implementation of this FSP did not have a material impact on the Company’s results of operation or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The Company adopted SFAS No. 159 effective January 1, 2008. As a result, the unrealized gains and losses on the Company’s investments in private equity securities and limited partnerships are now included in net investment income in the consolidated statements of income, as opposed to other comprehensive income. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements except for the change in presentation of cash flows relating to investments in the consolidated statement of cash flows as described below.

Additionally, SFAS No. 159 amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such that cash flows relating to “trading securities” must be classified in the consolidated statement of cash flows based on the nature and purpose for which the securities were acquired. Prior to adopting SFAS No. 159, the Company classified cash flows relating to investments as operating activities. The Company has determined that activities that generate investment income or loss should be classified under investing activities to reflect the underlying nature and purpose of the Company’s investing strategies. Therefore, upon adoption of SFAS No. 159, the Company has classified cash flows relating to investments in securities, restricted cash and cash equivalents, and financial contracts receivable and payable, as investing activities. Prior period comparatives have not been reclassified.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R is effective for acquisitions during the fiscal years beginning after December 15, 2008 and early adoption is prohibited. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Management is reviewing this guidance; however, the effect of the statement’s implementation will depend upon the extent and magnitude of acquisitions, if any, after December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application is not permitted except for disclosures about the risk-management activities of the insurance enterprise which is effective for the first interim period beginning after the issuance of SFAS No. 163. This statement requires an insurance enterprise to recognize a claim liability prior to an insured event when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Finally, this statement requires expanded disclosures about financial guarantee contracts focusing on the insurance enterprise’s risk-management activities in evaluating credit deterioration in its insured financial obligations. The effect of the statement’s implementation is not expected to be material to the Company’s results of operations or financial position. As of December 31, 2008, the Company had no financial guarantee contracts that required expanded disclosures under this statement.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees - An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133, (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This FSP amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," should be provided for any reporting period (annual or interim) beginning after November 15, 2008.  The provisions of this FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The clarification of the effective date of SFAS No. 161 is effective September 12, 2008. As a result of adopting this FSP, these consolidated financial statements include the disclosures relating to credit derivatives sold by the Company.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications resulted in no changes to net income (loss) or retained earnings for any of the years presented.

3.	FINANCIAL INSTRUMENTS

In the normal course of its business, the Company purchases and sells various financial instruments which include listed and unlisted debt, equities, futures, put and call options and similar instruments sold, not yet purchased.

    The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to the value of financial contracts receivable and assets held at counterparties. The Company mitigates its counterparty credit by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty.  In addition, the Company is exposed to credit risk on corporate debt instruments to the extent that the debtors may default on their debt securities.

The Company is exposed to market risk including interest rate and foreign exchange fluctuations on financial instruments that are valued at market prices. Market movements can be volatile and difficult to predict. This may affect the ultimate gains or losses realized upon the sale of its holdings. Management utilizes the services of the Company's investment advisor to monitor the Company's positions to reduce the risk of potential loss due to changes in market values.

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2008 were $8.9 million (2007: $13.2 million, 2006: $65.7 million). Gross realized gains were $271.3 million (2007: $101.4 million, 2006: $77.2 million) and gross realized losses were $262.4 million (2007: $88.2 million, 2006: $11.5 million).

At December 31, 2008, investments with a fair market value of $220.2 million (2007: $148.9 million) have been pledged as security against letters of credit issued.

At December 31, 2008, there were no investments in excess of 10% of shareholders' equity (2007: Criteria CaixaCorp S.A. and Arkema with a fair value of $74.2 million and $61.4 million, respectively).

Fair Value Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. As a result, all of the Company’s “trading securities” are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income. For private equity securities, the unrealized gains and losses, if any, which would have been previously recorded in other comprehensive income, are included in net investment income in the consolidated statements of income in order to apply a consistent treatment for the Company’s entire investment portfolio. The change in treatment resulted in no cumulative-effect adjustment to the opening balance of retained earnings. The fair values of the private equity securities, existing at the date the Company adopted SFAS No. 159, remained unchanged from the carrying values of those securities immediately prior to electing the fair value option.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2008:

	Fair Value Measurements as of December 31, 2008
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2008
	($ in thousands)
Debt securities	$—	$66,099	$4,115	$70,214
Listed equity securities	409,329	—	—	409,329
Private equity securities	—	121	11,776	11,897
Call options	2,526	—	—	2,526
Financial contracts receivable (payable), net	—	4,279	—	4,279
	$411,855	$70,499	$15,891	$498,245

Listed equity securities, sold not yet purchased	$(234,301)	$—	$—	$(234,301)
	$177,554	$70,499	$15,891	$263,944

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2008
	Debt Securities	Private Equity Securities	Total
	($ in thousands)
Beginning balance	$865	$8,115	$8,980
Purchases, sales, issuances, and settlements, net	5,250	9,466	14,716
Total realized and unrealized gains (losses) included in earnings, net	(2,000)	(600)	(2,600)
Transfers in and/or (out of) Level 3	—	(5,205)	(5,205)
Ending balance	$4,115	$11,776	$15,891

Transfers from Level 3 represent the fair value on the date of transfer of private equity securities of an entity that were transferred to Level 1 when the entity’s shares were publicly listed during the second quarter of fiscal 2008, resulting in fair value being based on the quoted price in an active market.

For the year ended December 31, 2008, the change in unrealized losses of $2.6 million on securities still held at the reporting date, and valued using unobservable inputs, are included in net investment income (loss) in the consolidated statements of income. There were no realized gains or losses for the year ended December 31, 2008, relating to securities valued using unobservable inputs.

Investments in Securities

Debt Securities, trading

At December 31, 2008, and 2007 included in debt securities, are the following investments:
2008	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Corporate debt – U.S	$74,833	$1,204	$(8,750)	$67,287
Corporate debt – Non U.S	2,978	109	(160)	2,927
Total debt securities	$77,811	$1,313	$(8,910)	$70,214

2007	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Corporate debt – U.S	$1,458	$78	$(16)	$1,520

The maturity distribution for debt securities held at December 31, 2008 is as follows:

	Cost/ amortized cost	Fair market value
	($ in thousands)
Within one year	$2,738	$2,052
From one to five years	32,690	30,673
From five to ten years	34,924	30,655
More than ten years	7,459	6,834
	$77,811	$70,214

Investment in Equity Securities, Trading

At December 31, 2008 and 2007, included in investment securities, trading are the following long positions:

2008	Cost	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Equities – listed	$552,941	$14,822	$(219,173)	$348,590
Exchange traded funds	53,364	8,092	(717)	60,739
	$606,305	$22,914	$(219,890)	$409,329

2007	Cost	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Equities – listed	$561,419	$53,957	$(44,936)	$570,440

Other Investments

“Other investments” include options as well as private equity securities for which quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2008, the Company did not hold any OTC options (2007: $243,000).

At December 31, 2008, included in other investments are the following securities:

	Cost	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Equities – unlisted	$15,395	$1,236	$(4,734)	$11,897
Call options	2,133	393	—	2,526
	$17,528	$1,629	$(4,734)	$14,423

At December 31, 2007, included in other investments are the following securities:

	Cost	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Equities – unlisted	$10,932	$150	$(247)	$10,835
Call options	1,943	776	(1,409)	1,310
Put options	2,821	3,266	(1,182)	4,905
Futures	—	1,526	—	1,526
	$15,696	$5,718	$(2,838)	$18,576

During the years ended December 31, 2008, 2007 and 2006, other-than-temporary impairment losses on unlisted equities of $0, $323,000 and $1,454,000 respectively, were reported and included in net realized gains on securities under net investment income in the consolidated statements of income.

Investments in Securities Sold, Not Yet Purchased

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

At December 31, 2008, the following securities are included in investments in securities sold, not yet purchased:

2008	Proceeds	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Equities - listed	$343,079	$(115,619)	$6,841	$234,301

At December 31, 2007, the following securities are included in investments in securities sold, not yet purchased:

2007	Proceeds	Unrealized gains	Unrealized losses	Fair market value
	($ in thousands)
Equities - listed	$394,988	$(73,379)	$11,097	$332,706

At December 31, 2008 and 2007, all equities sold, not yet purchased included in the Company’s investment portfolio were in equities listed on recognized exchanges (Level 1).

Financial Contracts

As of December 31, 2008 and 2007, the Company had entered into total return swaps, credit default swaps, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair market value of the underlying or reference security.

The fair value of financial contracts outstanding at December 31, 2008 is as follows:

Underlying security	Position	Listing currency	Fair market value of underlying	Net assets/ (obligations) on financial contracts
			($ in thousands)
Interest rate options	Long	USD	85,935	$2,564
Credit default swaps, purchased – Corporate debt	Short	USD	54,509	5,956
Credit default swaps, purchased – Sovereign debt	Short	USD	322,516	12,881
Total return swaps - Equities	Long	USD	3,249	18
Total financial contracts receivable, at fair value				$21,419

Credit default swaps, issued – Corporate debt	Short	USD	11,089	$(7,024)
Total return swaps - Equities	Long	USD	26,844	(10,116)
Total financial contracts payable, at fair value				$(17,140)

As of December 31, 2008, included in financial contracts payable, was a credit default swap (CDS) issued by the Company relating to the debt issued by another entity ("reference entity"). The CDS has a term of 5 years and a notional amount of $13.9 million. Under this contract, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of December 31, 2008, based on the assessment conducted by the Company’s investment advisor, the risk of default does not appear to be likely. As of December 31, 2008, the reference entity had a financial strength rating of (A2) and a surplus notes rating of (Baa1) from Moody’s Investors Service. The fair market value of the CDS at December 31, 2008 was $7.0 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs).

The fair value of financial contracts outstanding at December 31, 2007 is as follows:

Underlying security	Position	Listing currency	Fair market value of underlying	Net assets/ (obligations) on financial contracts
			($ in thousands)
Total return swaps - Commodities	Short	USD	108	$108
Total return swaps - Equities	Long	CAD	512	114
Total financial contracts receivable, at fair value				$222

Total return swaps - Equities	Long	USD	31,368	$(10,315)
Total return swaps - Commodities	Short	USD	(7,431)	(7,431)
Total financial contracts payable, at fair value				$(17,746)

4.        CASH AND CASH EQUIVALENTS

	2008	2007
	($ in thousands)
Cash at banks	$17,179	$2,306
Cash held with (due to) brokers	(89,048)	1,888
Money market funds held with brokers	166,013	59,998
	$94,144	$64,192

Due to the short term nature of cash and cash equivalents, management believes the above noted carrying values approximate their fair market value. Cash at banks is held in non-U.S. financial institutions and are not insured by the FDIC or any other deposit insurance programs.

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

	2008	2007
	($ in thousands)
Cash held by prime brokers	$230,481	$332,998
Cash held by swap counter-parties	17,849	38,609
	$248,330	$371,607

Effective January 1, 2008, upon adoption of SFAS No. 159, any increase or decrease in restricted cash and cash equivalents relating to securities sold, not yet purchased and swaps is reported as an investing activity in the consolidated statements of cash flows. Prior to adoption of SFAS No. 159, the net change in restricted cash and cash equivalents was reported as operating activity in the consolidated statements of cash flows.

6.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2008	2007	2006
	($ in thousands)
Gross balance at January 1	$42,377	$4,977	$—
Less: Losses recoverable	(6,721)	—	—
Net balance at January 1	35,656	4,977	—
Incurred losses related to:
Current year	67,473	40,584	9,671
Prior year	(11,988)	(1,077)	—
Total incurred	55,485	39,507	9,671
Paid losses related to:
Current year	(14,069)	(7,126)	(4,694)
Prior year	(7,282)	(1,702)	—
Total paid	(21,351)	(8,828)	(4,694)
Foreign currency revaluation	(27)	—	—
Net balance at December 31	69,763	35,656	4,977
Add: Losses recoverable	11,662	6,721	—
Gross balance at December 31	$81,425	$42,377	$4,977

For the year ended December 31, 2008, the incurred losses relating to prior years include the following:

•
Favorable loss development of $12.4 million on a personal lines contract entered into during the year ended December 31, 2006. The favorable loss development was a result of reserves being released based on updated information received from the client indicating lower than expected claims development;

•	Extinguishing $1.2 million of reserves held on two frequency contracts covering excess of loss medical malpractice due to commutation without any reported losses;

•	Adverse loss development of $1.4 million on a casualty clash severity contract due to notification of claims relating to sub-prime related events; and

•
The remaining net unfavorable loss development, excluding the above developments, was as a result of re-estimation of loss reserves performed on a quarterly and annual basis by the actuaries and underwriters based on cession statements and other information received on a contract by contract basis. There were no other significant adjustments (favorable or unfavorable) to the reserves on any given contract.

For the year ended December 31, 2007, the decrease in incurred losses related to the prior year was primarily as a result of lowered expected ultimate losses due to favorable loss development and commutation of certain contracts with no reported losses.

At December 31, 2008 and 2007, loss and loss adjustment expense reserves were comprised of the following:

	2008	2007
	($ in thousands)
Case reserves	$6,666	$1,712
IBNR	74,759	40,665
Total	$81,425	$42,377

7.        RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. The Company currently has in place coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the year ended December 31, 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $13.4 million (2007: $13.4 million). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At December 31, 2008, the company had loss and loss adjustment expense recoverables of $0.2 million (2007: $0) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. At December 31, 2008, the Company had loss recoverables of $0 (2007: $1.3 million) with retrocessionaires rated ‘‘A (Excellent)’’ or higher by A.M. Best. Additionally, the Company has loss recoverables of $11.5 million (2007: $5.4 million) with unrated retrocessionaires. At December 31, 2008, the Company retains funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had no provision for uncollectible losses recoverable.

8.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2008, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

The Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008, (the ‘‘Articles’’) provides that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote an amount of shares which would cause any United States person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

Pursuant to the Shareholders' Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders, the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders' Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to become registered. The Shareholders' Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders' Agreement are not deemed to be liabilities; therefore, there has been no recognition in the financial statements of the registration rights granted pursuant to the Shareholders' Agreement.

Shares authorized for issuance are comprised of 350,000 (2007: 350,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 2,000,000 (2007: 2,000,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of December 31, 2008, 439,054 Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the compensation committee of the Board of Directors.

During the year ended December 31, 2004, the Company issued 5,050,000 Class B ordinary shares valued at $50.5 million to Greenlight Capital Investors, LLC (‘‘GCI’’), an affiliated company. The Company received $26.0 million in cash and the remaining balance of $24.5 million was secured by a promissory note receivable which provided that GCI was to pay interest calculated as the one-year London Interbank Offered Rate (‘‘LIBOR’’) plus 3% per annum and accrued daily. Interest was to be paid annually on the promissory note anniversary date, and the principal was to be repaid no later than August 11, 2009. During the year ended December 31, 2006, GCI repaid the remaining principal balance of $16.2 million (2005: $8.3 million) and $1.5 million (2005: $1.4 million) of interest relating to the promissory note receivable.

On January 10, 2007, 1,426,630 Class B ordinary shares were transferred from GCI to its underlying owners and automatically converted into an equal number of Class A ordinary shares on a one-for-one basis, upon transfer. The remaining 3,623,370 Class B ordinary shares were transferred from GCI to David Einhorn, the Chairman of the Company's Board of Directors and a principal shareholder of the Company, and remained as Class B ordinary shares.

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

The following table is a summary of common voting shares issued and outstanding:

	2008		2007		2006
As at December 31,	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	29,847,787	6,254,949	16,507,228	5,050,000	16,181,666	5,050,000
Issue of ordinary shares	162,849	—	11,913,929	2,631,579	325,562	—
Transfer from Class B to Class A	—	—	1,426,630	(1,426,630)	—	—
Repurchase of ordinary shares	(228,900)	—	—	—	—	—
Balance – end of year	29,781,736	6,254,949	29,847,787	6,254,949	16,507,228	5,050,000

Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are cancelled immediately upon repurchase.

The Subsidiary is subject to a minimum shareholder's equity balance of $120,000 as determined by the Cayman Islands Monetary Authority.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes stock options expense and stock awards earned not yet issued.

9.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of December 31, 2008, the Company had reserved for issuance 2,000,000 Class A ordinary shares (2007: 2,000,000) for eligible participants.

Service Provider Share Purchase Options

An affiliate of GCI entered into a consulting agreement (the ‘‘Consulting Agreement’’) with First International Securities Ltd. (‘‘First International’’) in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share. On December 24, 2007, the Company repurchased 50,000 share purchase options at a price of $10 per option.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the year ended December 31, 2008, 141,465 (2007: 108,160) restricted Class A ordinary shares were issued to employees as part of the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will vest on March 24, 2011 (2007: March 15, 2010) subject to the grantee's continued service with the Company. The Company also issued to certain directors, 20,724 (2007: 13,264) restricted shares of Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to certain directors contain similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the shares’ issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The Company recorded $1.6 million of share-based compensation expense relating to restricted shares for the year ended December 31, 2008 (2007: $0.6 million, 2006: $0). As of December 31, 2008, there was $0.9 million (2007: $1.3 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.67 years (2007: 2.23 years). For the year ended December 31, 2008, the total fair value of restricted shares vested was $0.2 million (2007: $0, 2006: $0).

The restricted share award activity during the year ended December 31, 2008 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2007	121,424	$16.43
Granted	162,189	18.93
Vested	(13,264)	19.00
Forfeited	—	—
Balance at December 31, 2008	270,349	$17.80

Employee and Director Stock Options

During the year ended December 31, 2008, the Company granted 80,000 (2007: 50,000) Class A ordinary share purchase options to the Chief Executive Officer, pursuant to his employment contract. These options vest 25% on the date of grant, and 25% each in 2009, 2010 and 2011 (2007 options vest over three years). The options expire after 10 years from the grant date. The Company uses the Black-Scholes option pricing model to determine the valuation of these options and has applied the assumptions set forth in the following table.

	2008		2007		2006
Risk free rate	3.99%		4.79%		4.36% – 5.14%
Estimated volatility	30%		30%		30%
Expected term	10	years	10	years	10	years
Dividend yield	0%		0%		0%

If actual results differ significantly from these estimates and assumptions, particularly in relation to management’s estimation of volatility which requires the most judgment due to the Company’s limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2008 related to employee and director stock options was $1.4 million (2007: $2.3 million, 2006: $2.9 million). At December 31, 2008, the total compensation cost related to non-vested options not yet recognized was $0.7 million (2007: $1.4 million, 2006: $3.2 million) to be recognized over a weighted average period of 1.0 year (2007: 1.09 years, 2006: 2.01 years) assuming the employees complete their service period for vesting of the options.

During the year ended December 31, 2008, 660 stock options were exercised which had a weighted average exercise price of $13.85. For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the year ended December 31, 2008 was $6,067.

Employee and director stock option activity during years ended December 31, 2008 and 2007 was as follows:
	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2006	1,131,000	$11.83	$6.01
Granted	50,000	19.60	10.18
Exercised	—	—	—
Forfeited	(2,000)	12.05	6.17
Expired	—	—	—
Balance at December 31, 2007	1,179,000	$12.19	$6.20
Granted	80,000	29.39	8.69
Exercised	(660)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2008	1,258,340	$13.27	$6.35

At December 31, 2008, the weighted-average remaining contractual term for options outstanding was 7.25 years (2007: 8.09 years).

At December 31, 2008, 964,233 (2007: 553,000) stock options were exercisable. These options had a weighted-average exercise price of $11.26 (2007: $11.61) and a weighted-average remaining contractual term of 6.68 years (2007: 7.90 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2008 was $8.69 (2007: $10.18, 2006: $6.40). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $1.4 million and $1.3 million, respectively (2007: $10.2 million and $5.1 million). During the year ended December 31, 2008, 411,233 (2007: 376,333, 2006: 176,667) options vested.

10.      NET INVESTMENT INCOME (LOSS)

	2008	2007	2006
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$(118,667)	$28,051	$70,272
Interest, dividend and other income	31,093	23,443	11,704
Interest, dividend and other expenses	(28,651)	(9,219)	(4,775)
Investment advisor compensation	(9,901)	(14,633)	(18,692)
Net investment income (loss)	$(126,126)	$27,642	$58,509

11.      GENERAL AND ADMINISTRATIVE EXPENSES

	2008	2007	2006
	($ in thousands)
General expenses	$10,756	$9,034	$6,199
Share-based compensation expense	3,000	2,884	2,864
	$13,756	$11,918	$9,063

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

13.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company was party to an Investment Advisory Agreement (the “Investment Agreement”) with DME Advisors until December 31, 2007. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors (the “Board”) and the beneficial owner of all of the issued and outstanding Class B ordinary shares. Effective January 1, 2008, the Company terminated the Investment Agreement and entered into an agreement (the “Advisory Agreement”) wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. Pursuant to this agreement, there were no changes to the monthly management fee or performance compensation contained in the Investment Agreement.

Pursuant to the Advisory Agreement, a performance fee equal to 20% of the net income of the Company’s share of account managed by DME Advisors is allocated, subject to a loss carryforward provision, to DME Advisors’ account. For the year ended December 31, 2008, included in net investment income (loss) (see note 10) is performance compensation of $0 million (2007: $6.9 million, 2006: $14.6 million). Given the net investment loss for the year ended December 31, 2008, the performance fee for the subsequent years will be reduced to 10% until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment income for the year ended December 31, 2008 are management fees of $9.9 million (2007: $7.7 million, 2006: $4.1 million). The management fees have been fully paid as of December 31, 2008.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the year ended December 31, 2008, there were no indemnification payments made by the Company.

Service Agreement

In February 2007, the Company entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by the Company or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At December 31, 2008, the Company had a $400 million letter of credit facility with Citibank N.A. This agreement terminates on October 11, 2009, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

In addition, at December 31, 2008, the Company had a $25 million letter of credit facility with Butterfield Bank (Cayman) Limited (“Butterfield Bank”). This facility is the result of a novation to Butterfield Bank of a letter of credit facility previously issued by UniCredit Bank Cayman Islands Ltd (formerly Bank Austria Cayman Islands Ltd).

As of December 31, 2008, $167.3 million (2007: $76.5 million) in letters of credit were issued under the above facilities. Under the letter of credit facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At December 31, 2008, total investments and cash equivalents with a fair market value of $220.2 million (December 31, 2007: $148.9 million) have been pledged as security against the letters of credit issued. Each of the credit facilities requires that the Company comply with covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to the parent company. The Company was in compliance with all the covenants of each of its letter of credit facilities as of December 31, 2008 and 2007.

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable operating lease agreement to rent office space. The total rent expense for the year ended December 31, 2008 was $95,000 (2007: $90,000, 2006: $89,000).

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

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity securities, the Company may make funding commitments. As of December 31, 2008, the Company had commitments to invest an additional $19.7 million in private equity securities.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2009	2010	2011	2012	2013	Thereafter	Total
	($ in thousands)
Operating lease obligations	$376	$345	$276	$276	$276	$1,243	$2,792
Specialist service agreement	610	400	150	—	—	—	1,160
Private equity and limited partnerships (1)	19,695	—	—	—	—	—	19,695
	$20,681	$745	$426	$276	$276	$1,243	$23,647
__________
(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when the remaining commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments will be paid within one year.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of December 31, 2008, the Company was not a party to any litigation or arbitration proceedings.

15.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. During the year ended December 31, 2008, the three largest brokers accounted for $50.0 million, $27.5 million and $25.6 million of gross premiums written, representing 30.8%, 16.9% and 15.7%, respectively of total gross premiums written by the company. During the year ended December 31, 2007, the three largest brokers accounted for $41.3 million, $35.4 million and $15.0 million of gross premiums written, representing 32.5%, 27.9% and 11.8%, respectively, of total gross premiums written. During the year ended December 31, 2006, the gross premiums written included $58.1 million from one broker, representing 78.3% of total gross premiums written.

The following tables provide a breakdown of the Company's premiums written by line of business and by geographic area of risks insured for the years indicated:

Gross Premiums Written by Line of Business

	Year Ended December 31, 2008			Year Ended December 31, 2007		Year Ended December 31, 2006
	($ in thousands)
Property
Commercial lines	$13,591		8.4%	$17,532	13.8%	$9,875	13.3%
Personal lines	(4,071	)(1)	(2.5)	41,291	32.5	58,063	78.3
Casualty
General liability	16,948		10.4	17,597	13.8	4,388	5.9
Marine	—		—	—	—	1,825	2.5
Motor liability.	72,578		44.7	795	0.6	—	—
Professional liability	2,150		1.3	27,230	21.4	—	—
Specialty
Health	40,210		24.7	16,489	13.0	—	—
Medical malpractice	4,641		2.9	6,197	4.9	—	—
Workers compensation	16,348		10.1	—	—	—	—
	$162,395		100.0%	$127,131	100.0%	$74,151	100.0%
__________
(1)  Represents gross return premiums based on updated information received from the client.

Gross Premiums Written by Geographic Area of Risks Insured

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	($ in thousands)
USA	$142,604	87.8%	$79,647	62.6%	$64,409	86.9%
Worldwide(1)	18,991	11.7	44,722	35.2	4,388	5.9
Europe	—	—	2,157	1.7	3,521	4.7
Caribbean	800	0.5	605	0.5	500	0.7
Japan	—	—	—	—	1,333	1.8
	162,395	100.0%	$127,131	100.0%	$74,151	100.0%

(1)  ‘‘Worldwide’’ risk comprises individual policies that insure risks on a worldwide basis.

16.      SUBSIDIARY OPERATION

The Company’s consolidated financial statements include the accounts of the Subsidiary. Summarized consolidated financial information for the Subsidiary as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, are presented below.

	December 31, 2008	December 31, 2007
	($ in thousands)
Total assets	$960,793	$1,094,620
Total liabilities	472,623	488,563
Shareholders’ equity	488,170	606,057
Total liabilities and shareholders’ equity	$960,793	$1,094,620

	2008	2007	2006
	($ in thousands)
Total revenues	$(11,177)	$125,687	$85,132
Total expenses	106,710	87,430	26,176
Net income (loss)	$(117,887)	$38,257	$58,956

17.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	2008 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$70,766	$25,360	$37,684	$28,585
Gross premiums ceded	(9,272)	(5,615)	1,169	(2,678)
Net premiums written	61,494	19,745	38,853	25,907
Changes in net unearned premium reserves	(34,002)	4,937	(10,256)	8,271
Net premiums earned	27,492	24,682	28,597	34,178
Net investment income (loss)	(5,762)	31,025	(118,053)	(33,336)
Total revenues	21,730	55,707	(89,456)	842
Expenses
Loss and loss adjustment expenses incurred, net	12,124	9,337	14,777	19,247
Acquisition costs, net	9,929	9,228	12,204	10,288
General and administrative expenses	4,460	3,210	3,208	2,878
Total expenses	26,513	21,775	30,189	32,413
Net income (loss) before minority interest	(4,783)	33,932	(119,645)	(31,571)
Minority interest in loss (income) of joint venture	33	(394)	1,212	312
Net income (loss)	$(4,750)	$33,538	$(118,433)	$(31,259)
Earnings (loss) per share
Basic	$(0.13)	$0.93	(3.29)	(0.87)
Diluted	(0.13)	0.92	(3.29)	(0.87)
Weighted average number of ordinary shares used in the determination of
Basic	35,981,312	35,981,386	35,995,236	35,918,309
Diluted	35,981,312	36,652,441	35,995,236	35,918,309

	2007 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$38,064	$65,445	$19,766	$3,856
Gross premiums ceded	(13,743)	(14,534)	(209)	2,336
Net premiums written	24,321	50,911	19,557	6,192
Changes in net unearned premium reserves	(3,400)	(25,939)	11,155	15,250
Net premiums earned	20,921	24,972	30,712	21,442
Net investment income (loss)	(14,381)	19,924	(4,776)	26,875
Total revenues	6,540	44,896	25,936	48,317
Expenses
Loss and loss adjustment expenses incurred, net	8,988	11,138	11,339	8,042
Acquisition costs, net	7,712	9,515	13,458	8,254
General and administrative expenses	2,980	2,926	3,232	2,780
Total expenses	19,680	23,579	28,029	19,076
Net income (loss)	$(13,140)	$21,317	$(2,093)	$29,241
Earnings (loss) per share
Basic	$(0.61)	$0.78	$(0.06)	$0.81
Diluted	(0.61)	0.76	(0.06)	0.80
Weighted average number of ordinary shares used in the determination of
Basic	21,558,915	27,472,993	35,981,312	35,981,312
Diluted	21,558,915	27,980,421	35,981,312	36,639,928

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2008

 (expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt securities, trading, at fair value	$77,811	$70,214	$70,214
Equity securities, trading, at fair value
Common stocks, listed	552,941	348,590	348,590
Exchange traded funds	53,364	60,739	60,739
Total equity securities, trading, at fair value	606,305	409,329	409,329
Total investments, trading	$684,116	$479,543	$479,543
Other investments, at fair value
Equities, unlisted	$15,395	$11,897	$11,897
Call options	2,133	2,526	2,526
Total other investments, at fair value	$17,528	$14,423	$14,423
Total investments in securities	$701,644	$493,966	$493,966

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2008	December 31, 2007
	($ in thousands)
Assets
Cash and cash equivalents	$37	$25
Investment in subsidiaries	488,170	606,057
Total assets	$488,207	$606,082
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$2,825	$500
Shareholders’ equity
Share capital	3,604	3,610
Additional paid-in capital	477,571	476,861
Retained earnings	4,207	125,111
Total shareholders’ equity	485,382	605,582
Total liabilities and shareholders’ equity	$488,207	$606,082

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2008	2007	2006
	($ in thousands)
Revenue
Investment income	$—	$2	$1,016
Expenses
General and administrative expenses	3,017	2,934	2,973
Net loss before equity in earnings (loss) of consolidated subsidiaries	(3,017)	(2,932)	(1,957)
Equity in earnings (loss) of consolidated subsidiaries	(117,887)	38,257	58,956
Consolidated net income (loss)	$(120,904)	$35,325	$56,999

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Cash provided by (used in)
Operating activities
Net income (loss)	$(120,904)	$35,325	$56,999
Adjustments to reconcile net income to cash provided by operating activities
Equity in loss (earnings) of consolidated subsidiaries	117,887	(38,257)	(58,956)
Stock options and stock awards expense	3,000	2,884	2,864
Due to subsidiaries	2,825	500	—
Change in accounts payable and accrued expenses	—	—	(59)
Total operating activities	2,808	452	848
Investing activity
Contributed surplus to subsidiaries	(500)	(255,656)	(21,972)
Financing activities
Proceeds from share issue	17	255,706	4,270
Repurchase of Class A ordinary shares	(2,334)	—	—
Short-swing sale profit from shareholder	12	—	—
Net proceeds from exercise of stock options	9	—	—
Options repurchased	—	(500)	—
Collection of related party promissory note receivable	—	—	16,212
Change in interest receivable on related party promissory note receivable	—	—	479
Total financing activities	(2,296)	255,206	20,961
Net increase (decrease) in cash and cash equivalents	12	2	(163)
Cash and cash equivalents at beginning of the year	25	23	186
Cash and cash equivalents at end of the year	$37	$25	$23

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(expressed in thousands of U.S. dollars)

Year and Segment	Deferred acquisition costs	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2008 Property & Casualty	$17,629	$81,425	$88,926	$114,949	$(126,126)	$55,485	$41,649	$13,756	$162,395
2007 Property & Casualty	$7,302	$42,377	$59,298	$98,047	$27,642	$39,507	$38,939	$11,918	$127,131
2006 Property & Casualty	$16,282	$4,977	$47,546	$26,605	$58,509	$9,671	$10,415	$9,063	$74,151

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(expressed in thousands of U.S. dollars)

Year and Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2008 Property & Casualty	$—	$16,396	$162,395	$145,999	111%
2007 Property & Casualty	$—	$26,150	$127,131	$100,981	126%
2006 Property & Casualty	$—	$—	$74,151	$74,151	100%

(THIS PAGE INTENTIONALLY LEFT BLANK)