Form 10-Q
period 2009-05-04
Greenlight Capital Re, Ltd.
filed 2009-05-04
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
THE GRAND PAVILION 802 WEST BAY ROAD P.O. BOX 31110 GRAND CAYMAN CAYMAN ISLANDS	KY1-1205
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	29,986,192
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of April 30, 2009)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Investments in securities
Debt securities, trading, at fair value	$109,091	$70,214
Equity securities, trading, at fair value	436,490	409,329
Other investments, at fair value	11,755	14,423
Total investments in securities	557,336	493,966
Cash and cash equivalents	56,310	94,144
Restricted cash and cash equivalents	344,520	248,330
Financial contracts receivable, at fair value	23,563	21,419
Reinsurance balances receivable	87,932	59,573
Loss and loss adjustment expense recoverables	7,000	11,662
Deferred acquisition costs, net	24,347	17,629
Unearned premiums ceded	6,464	7,367
Notes receivable	16,915	1,769
Other assets	4,417	2,146
Total assets	$1,128,804	$958,005
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$319,337	$234,301
Financial contracts payable, at fair value	26,465	17,140
Loss and loss adjustment expense reserves	99,734	81,425
Unearned premium reserves	112,482	88,926
Reinsurance balances payable	37,176	34,963
Funds withheld	3,382	3,581
Other liabilities	6,651	6,229
Performance compensation payable to related party	3,032	—
Total liabilities	608,259	466,565
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,986,192 (2008: 29,781,736); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2008: 6,254,949))	3,624	3,604
Additional paid-in capital	478,516	477,571
Non-controlling interest in joint venture	6,388	6,058
Retained earnings	32,017	4,207
Total shareholders’ equity	520,545	491,440
Total liabilities and shareholders’ equity	$1,128,804	$958,005

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three months ended March 31, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2009	2008
Revenues
Gross premiums written	$71,871	$70,766
Gross premiums ceded	(1,220)	(9,272)
Net premiums written	70,651	61,494
Change in net unearned premium reserves	(24,458)	(34,002)
Net premiums earned	46,193	27,492
Net investment income (loss)	27,717	(5,762)
Other income	2,124	—
Total revenues	76,034	21,730
Expenses
Loss and loss adjustment expenses incurred, net	30,196	12,124
Acquisition costs, net	13,245	9,929
General and administrative expenses	4,378	4,460
Total expenses	47,819	26,513
Net income (loss) before non-controlling interest and corporate income tax expense	28,215	(4,783)
Non-controlling interest in (income) loss of joint venture	(330)	33
Net income (loss) before corporate income tax expense	27,885	(4,750)
Corporate income tax expense	75	—
Net income (loss)	$27,810	$(4,750)
Earnings (loss) per share
Basic	$0.77	$(0.13)
Diluted	$0.77	$(0.13)
Weighted average number of ordinary shares used in the determination of
Basic	36,078,258	35,981,312
Diluted	36,334,870	35,981,312

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the three months ended March 31, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Ordinary share capital
Balance – beginning of period	$3,604	$3,610
Issue of Class A ordinary share capital	20	13
Balance – end of period	$3,624	$3,623
Additional paid-in capital
Balance – beginning of period	$477,571	$476,861
Issue of Class A ordinary share capital	221	—
Share-based compensation expense	724	569
Balance – end of period	$478,516	$477,430
Non-controlling interest
Balance – beginning of period	$6,058	$6,745
Non-controlling interest in income (loss) of joint venture	330	(33)
Balance – end of period	$6,388	$6,712
Retained earnings
Balance – beginning of period	$4,207	$125,111
Net income (loss)	27,810	(4,750)
Balance – end of period	$32,017	$120,361
Total shareholders’ equity	$520,545	$608,126

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the three months ended March 31, 2009 and 2008
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	2009	2008
Cash provided by (used in) Operating activities
Net income (loss)	$27,810	$(4,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized losses on securities and financial contracts	6,738	31,913
Net realized gains on securities and financial contracts	(42,477)	(42,560)
Foreign exchange loss on restricted cash and cash equivalents	2,298	15,310
Non-controlling interest in income (loss) of joint venture	330	(33)
Share-based compensation expense	743	582
Depreciation expense	10	10
Change in
Reinsurance balances receivable	(28,359)	(33,507)
Loss and loss adjustment expense recoverables	4,662	(1,195)
Deferred acquisition costs, net	(6,718)	(7,833)
Unearned premiums ceded	903	(4,513)
Other assets	(2,281)	(833)
Loss and loss adjustment expense reserves	18,309	9,762
Unearned premium reserves	23,556	38,594
Reinsurance balances payable	2,213	8,361
Funds withheld	(199)	1,434
Other liabilities	422	1,036
Performance compensation payable to related party	3,032	(6,885)
Net cash provided by operating activities	10,992	$4,893
Investing activities
Purchases of securities and financial contracts	(250,091)	(383,978)
Sales of securities and financial contracts	314,677	284,503
Change in restricted cash and cash equivalents	(98,488)	83,302
Change in notes receivable	(15,146)	—
Non-controlling interest in joint venture	—	6,745
Net cash used in investing activities	(49,048)	$(9,428)
Financing activities
Net proceeds from exercise of stock options	222	—
Net cash provided by financing activities	222	$—
Net decrease in cash and cash equivalents	(37,834)	(4,535)
Cash and cash equivalents at beginning of the period	94,144	64,192
Cash and cash equivalents at end of the period	56,310	$59,657
Supplementary information
Interest paid in cash	$1,574	$3,227
Interest received in cash	629	4,554

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

1.	GENERAL

Greenlight Capital Re, Ltd. (‘‘GLRE’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (the ‘‘Subsidiary’’), provides global specialty property and casualty reinsurance. The Subsidiary has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  On December 9, 2008, Verdant Holding Company, Ltd. (“Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware.

  The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE’’.

As used herein, the ‘‘Company’’ refers collectively to GLRE and its subsidiaries.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of GLRE and the consolidated financial statements of all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is used to support the liability created from securities sold, not yet purchased. Cash held for the benefit of swap counterparties is used to collateralize the current value of any amounts that may be due to the counterparty under the swap contract.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are generally recorded at cost along with accrued interest, if any. The Company regularly reviews all notes receivable for impairment and records provisions for uncollectible notes and interest receivable for non-performing notes. At March 31, 2009, the notes earned interest at annual interest rates ranging from 5% to 10% and had maturity terms ranging from 2 years to 10 years. Included in notes receivable balance were accrued interest of $0.2 million at March 31, 2009 (December 31, 2008: $19,000) and all notes were considered current and performing.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, ‘‘Accounting and Reporting by Insurance Enterprises,’’ and SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.’’ In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At March 31, 2009, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $2.0 million and $1.9 million of deposit assets and deposit liabilities, respectively. There were no deposit assets or liabilities at December 31, 2008.

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value by creating a hierarchy of fair value measurements based on inputs used in deriving fair values and enhances disclosure requirements for fair value measurements. The adoption of SFAS No. 157 had no material impact to the Company’s results of operations or financial condition as there were no material changes in the valuation techniques used by the Company to measure fair value. The Company’s investments in debt and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of most private debt securities are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt securities are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

The Company’s “other investments” may include investments in private equity securities, limited partnerships, futures, exchange traded options and over-the-counter (“OTC”) options, which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

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

Derivative Financial Instruments

SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ (“SFAS No. 133”) establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. Derivative financial instrument assets are generally included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not constitute hedges for financial reporting purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Derivatives not designated as hedging instruments under SFAS No. 133, include total return swaps, credit default swaps, and other derivative instruments which are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. On the consolidated balance sheets, financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement of the contract.

Total return swap agreements, included on the consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the consolidated statements of income.

Financial contracts may also include exchange traded futures or options contracts that are based on the movement of a particular index or interest rate, and are entered into for non-hedging purposes. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value measured based on the observable quoted prices of the same or similar financial contract in an active market (Level 1) or on broker quotes which reflect market information based on actual transactions (Level 2).

The Company purchases and sells credit default swaps ("CDS") for the purposes of either managing its exposure to certain investments, or for other strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. The Company does not designate a CDS as a hedging instrument. CDS trading in an active market are valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2) with any unrealized gains and losses reflected in net investment income in the consolidated statements of income.

Earnings (loss) Per Share

Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock options and are determined using the treasury stock method. As discussed below under the caption, “Recently Issued Accounting Standards,” FASB Staff Position (“FSP”) EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock is considered a participating security. All prior period earnings per share data presented is required to be adjusted retrospectively to conform to the provisions of the FSP. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the three months ended March 31, 2008, 252,889 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options for 1,529,000 shares of common stock were anti-dilutive and were not included in determining diluted earnings per share for the three months ended March 31, 2008. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three month periods ended March 31, 2008 due to the net loss recorded during that period.

	Three months ended March 31,
	2009	2008
Weighted average shares outstanding	36,078,258	35,981,312
Effect of dilutive service provider stock options	98,156	—
Effect of dilutive employee and director options	158,456	—
	36,334,870	35,981,312

Taxation

Under current Cayman Islands law, no corporate entity, including the Company, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company or its operations, or to the Class A or Class B ordinary shares or  related obligations, until February 1, 2025.

The Company’s wholly owned subsidiary, Verdant, is incorporated in the U.S. and therefore subject to taxes in accordance with the rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is taxed at an effective rate of 35%.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP FAS 157-4 provides further clarification of the principles established by SFAS No. 157 for determining the fair values of assets and liabilities in inactive markets and those transacted in distressed situations. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Retrospective application is not permitted. The Company did not early adopt this FSP and is evaluating the impact of this FSP, but does not expect the adoption of this FSP to have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP, which is limited to debt securities, provides guidance that aims to make other-than-temporary impairments (“OTTI”) of debt securities more operational and improve the presentation of OTTIs in the financial statements. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt this FSP and does not expect the adoption of this FSP to have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted for period ending after March 15, 2009. The Company did not early adopt this FSP and is evaluating the impact of this FSP, but does not expect the adoption of this FSP to have a material impact on the Company’s disclosures since its financial instruments are currently carried at fair value.

In June 2008, the FASB issued FSP No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS"). This FSP is effective for periods beginning after December 15, 2008, and interim periods within those years. The implementation of this FSP did not have a material impact to the Company's EPS calculations given that the Company has declared no dividends since inception and the number of unvested restricted shares are insignificant compared to the total number of outstanding shares. The Company does not anticipate the EPS calculations to be materially affected in the foreseeable future as a result of adopting this FSP.

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.’’ SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for the derivatives and hedged items, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The effect of the statement’s implementation did not have a material impact on the Company’s derivative disclosures.

 In February 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157." FSP FAS 157-2 deferred the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The implementation of this FSP did not have a material impact on the Company’s results of operation or financial position.

In December 2007, the FASB issued SFAS No. 160, ‘‘Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.’’ SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Upon adoption of this statement, the Company's non-controlling interest in joint venture (previously referred to as minority interest in joint venture) was reclassified from liabilities to shareholders’ equity for all years presented. This reclassification resulted in an increase in shareholders’ equity and a decrease in total liabilities. However, the effect of the statement's implementation did not have any impact on the Company's results of operations or retained earnings.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications resulted in no changes to net income (loss) or retained earnings for any of the periods presented.

3.	FINANCIAL INSTRUMENTS

Fair Value Hierarchy

All of the Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as at March 31, 2009:

	Fair value measurements as at March 31, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Debt securities	$—	$99,739	$9,352	$109,091
Listed equity securities	436,490	—	—	436,490
Private equity securities	—	1,147	9,807	10,954
Call options	—	801	—	801
Financial contracts receivable (payable), net	—	(2,902)	—	(2,902)
	$436,490	$98,785	$19,159	$554,434

Listed equity securities, sold not yet purchased	$(319,337)	$—	$—	$(319,337)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3):

	Fair value measurements using significant unobservable inputs (Level 3)
	Debt securities	Private equity securities	Total
	($ in thousands)
Beginning balance, January 1, 2009	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	1,732	(82)	1,650
Total gains or losses (realized & unrealized) included in earnings, net	(1,485)	(1,887)	(3,372)
Transfers in and/or (out of) Level 3	4,990	—	4,990
Ending balance, March 31, 2009	9,352	9,807	19,159

Transfers into Level 3 represent the fair value on the date of transfer of debt securities for which there was not an active market and multiple broker quotes were not available. The fair values of these debt securities were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs.

For the three months ended March 31, 2009, realized gains of $5,000 and change in unrealized gains of $3.4 million on securities still held at the reporting date, and valued using unobservable inputs, are included as net investment income (loss) in the condensed consolidated statements of income.

Debt Securities, trading

At March 31, 2009, the following investments are included in debt securities:

2009	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S	$100,433	$9,750	$(11,110)	$99,073
Corporate debt – Non U.S	9,251	948	(181)	10,018
Total debt securities	$109,684	$10,698	$(11,291)	$109,091

At December 31, 2008, the following investments are included in debt securities:

2008	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S	$74,833	$1,204	$(8,750)	$67,287
Corporate debt – Non U.S	2,978	109	(160)	2,927
Total debt securities	$77,811	$1,313	$(8,910)	$70,214

The maturity distribution for debt securities held at March 31, 2009 is as follows:

	Cost/amortized cost	Fair value
	($ in thousands)
Within one year	$15,337	$15,683
From one to five years	50,017	55,676
From five to ten years	36,146	29,829
More than ten years	8,184	7,903
	$109,684	$109,091

Investment in Equity Securities, Trading

At March 31, 2009, the following long positions are included in investment securities, trading:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$582,708	$20,995	$(230,542)	$373,161
Exchange traded funds	52,088	11,241	—	63,329
	$634,796	$32,236	$(230,542)	$436,490

At December 31, 2008, the following long positions are included in investment securities, trading:

2008	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$552,941	$14,822	$(219,173)	$348,590
Exchange traded funds	53,364	8,092	(717)	60,739
	$606,305	$22,914	$(219,890)	$409,329

Other Investments

“Other investments” include options as well as private equity securities for which quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the option counterparty, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options, a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of March 31, 2009 and December 31, 2008, the Company did not hold any OTC options.

At March 31, 2009, the following securities are included in other investments:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – unlisted	$15,985	$1,164	$(6,195)	$10,954
Call options	2,133	—	(1,332)	801
	$18,118	$1,164	$(7,527)	$11,755

At December 31, 2008, the following securities are included in other investments:
2008	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – unlisted	$15,395	$1,236	$(4,734)	$11,897
Call options	2,133	393	—	2,526
	$17,528	$1,629	$(4,734)	$14,423

Investments in Securities Sold, Not Yet Purchased

At March 31, 2009, the following securities are included in investments in securities sold, not yet purchased:

2009	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$386,927	$(115,131)	$8,335	$280,131
Warrants and rights on listed equities	—	—	574	574
Exchange traded funds	39,811	(1,179)	—	38,632
	$426,738	$(116,310)	$8,909	$319,337

At December 31, 2008, the following securities are included in investments in securities sold, not yet purchased:

2008	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$343,079	$(115,619)	$6,841	$234,301

Financial Contracts

As of March 31, 2009 and December 31, 2008, the Company had entered into total return swaps, credit default swaps, and interest rate options contracts with various financial institutions to meet certain investment objectives but not for hedging purposes. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security.

The fair value of financial contracts outstanding at March 31, 2009 is as follows:

Underlying security	Listing currency	Fair value of underlying	Net assets/ (obligations) on financial contracts
		($ in thousands)
Interest rate options	USD	$137,492	$4,131
Credit default swaps, purchased – Sovereign debt	USD	316,425	10,373
Credit default swaps, purchased – Corporate debt	USD	35,765	9,059
Total financial contracts receivable, at fair value			$23,563

Credit default swaps, purchased – Sovereign debt	USD	$1,317	$(20)
Credit default swaps, issued – Corporate debt	USD	9,180	(9,180)
Total return swaps - Equities	USD	17,035	(17,265)
Total financial contracts payable, at fair value			$(26,465)

The fair value of financial contracts outstanding at December 31, 2008 was as follows:

Underlying security	Listing currency	Fair value of underlying	Net assets/ (obligations) on financial contracts
		($ in thousands)
Interest rate options	USD	$85,935	$2,564
Credit default swaps, purchased – Sovereign debt	USD	322,516	12,881
Credit default swaps, purchased – Corporate debt	USD	54,509	5,956
Total return swaps - Equities	USD	3,249	18
Total financial contracts receivable, at fair value			$21,419

Credit default swaps, issued – Corporate debt	USD	$11,089	$(7,024)
Total return swaps - Equities	USD	26,844	(10,116)
Total financial contracts payable, at fair value			$(17,140)

As of March 31, 2009, included in financial contracts payable, was a CDS issued by the Company relating to the debt issued by another entity ("reference entity"). The CDS has a remaining term of four years and a notional amount of $13.9 million. Under this contract, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of March 31, 2009, based on the assessment conducted by the Company’s investment advisor, the risk of default does not appear likely. As of March 31, 2009, the reference entity had a financial strength rating of (A2) and a surplus notes rating of (Baa1) from Moody’s Investors Service. The fair value of the CDS at March 31, 2009 was $9.2 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs).

During the three months ended March 31, 2009 and 2008, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended March 31,
		2009	2008
		($ in thousands)
Interest rate options	Net investment income	$970	$—
Credit default swaps, purchased – Corporate debt	Net investment income	3,917	175
Credit default swaps, purchased – Sovereign debt	Net investment income	(2,036)	—
Total return swaps – Equities	Net investment income	(10,586)	4,689
Credit default swaps, issued – Corporate debt	Net investment income	(1,986)	—
Total return swaps – Commodities	Net investment income	—	(7,292)
Options, warrants, and rights	Net investment income	(2,389)	(2,498)
Total		$(12,110)	$(4,926)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the three months ended March 31, 2009, the Company’s volume of derivative activities was as follows:

Derivatives not designated as hedging instruments	Purchased	Disposed
	($ in thousands)
Credit default swaps	$33,343	$20,850
Total return swaps	—	2,509
Interest rate options	27,770	—
Options – equity	2,971	12,223
Rights – equity	4,126	2,613
Total	$68,210	$38,195

4.	RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. The Company currently has coverages that provide for recovery of a portion of certain loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from retrocessionaires are recorded as assets. For the three months ended March 31, 2009 and 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $3.5 million and $3.0 million, respectively. Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At March 31, 2009, the Company had loss recoverables of $0.3 million (December 31, 2008: $0.2 million) with a retrocessionaire rated ‘‘A+ (superior)’’ by A.M. Best Company. Additionally, at March 31, 2009, the Company had loss recoverables of $6.7 million (December 31, 2008: $11.5 million) with unrated retrocessionaires. At March 31, 2009, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had no provision for uncollectible losses recoverable.

5.  SHARE CAPITAL

The Class A ordinary shares of the Company are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE.’’

During the three months ended March 31, 2009, 186,956 (2008: 131,465) restricted shares of Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from issue date, subject to the grantee's continued service with the Company.

The restricted share award activities during the three months ended March 31, 2009 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2008	270,349	$17.80
Granted	186,956	15.00
Vested	—	—
Forfeited	—	—
Balance at March 31, 2009	457,305	$16.66

During the three months ended March 31, 2009, 17,500 stock options were exercised which had a weighted average exercise price of $12.72 per share.  The Company issued new Class A ordinary shares from the shares authorized for issuance under the Company’s stock incentive plan.  At March 31, 2009, 252,098 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The intrinsic value of options exercised during the three months ended March 31, 2009 was $39,900.  No stock options were exercised during the three months ended March 31, 2008.

Employee and director stock option activities during the three months ended March 31, 2009 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2008	1,258,340	$13.27	$6.35
Granted	—	—	—
Exercised	(17,500)	12.72	6.75
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2009	1,240,840	$13.28	$6.34

The following table is a summary of voting ordinary shares issued and outstanding:

	March 31, 2009		March 31, 2008
	Class A	Class B	Class A	Class B
Balance – beginning of period	29,781,736	6,254,949	29,847,787	6,254,949
Issue of ordinary shares	204,456	—	131,465	—
Balance – end of period	29,986,192	6,254,949	29,979,252	6,254,949

6.	RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company was party to an Investment Advisory Agreement (the ‘‘Investment Agreement’’) with DME Advisors, LP (“DME Advisors”) until December 31, 2007. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors. Effective January 1, 2008, the Company terminated the Investment Agreement and entered into an agreement (the ‘‘Advisory Agreement’’) under which the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. Pursuant to this agreement, the monthly management fees or performance compensation remained the same as those contained in the Investment Agreement.

  Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008, the portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. In addition, the performance compensation for fiscal 2009 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the aggregate loss is earned. For the three months ended March 31, 2009, performance compensation of $3.0 million was recorded at the reduced rate of 10%.

Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment income for the three months ended March 31, 2009, are management fees of $2.2 million (March 31, 2008: $2.5 million). The management fees were fully paid as of March 31, 2009 and December 31, 2008.

Service Agreement

In February 2007, the Company entered into a service agreement with DME Advisors, pursuant to which DME Advisors will provide investor relations services to the Company for a monthly compensation of $5,000 plus expenses. The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by the Company or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

7.	COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space.

On July 9, 2008, the Company entered into an additional lease agreement for new office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821.  The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases.

The total rent expense relating to leased office spaces for the three months ended March 31, 2009 was $212,374 (2008: $23,000).

Specialist Service Agreement

Effective September 1, 2007, the Company entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business.  The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years, as presented in the schedule below, to ensure any bound contracts are adequately run-off by the service provider. Included in the schedule below are the minimum payment obligations relating to this agreement.

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2009, the Company had commitments to invest an additional $17.2 million in private equity investments.

The following is a schedule of future minimum payments required under the above commitments for the next five years:

	2009	2010	2011	2012	2013	Thereafter	Total
	($ in thousands)
Operating lease obligations	$282	$345	$276	$276	$276	$1,243	$2,698
Specialist service agreement	430	400	150	—	—	—	980
Private equity and limited partnerships(1)	17,236	—	—	—	—	—	17,236
	$17,948	$745	$426	$276	$276	$1,243	$20,914

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when the remaining commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments will be called within one year.

Letters of Credit

At March 31, 2009, the Company had a $400 million letter of credit facility with Citibank N.A. This facility will terminate on October 11, 2009, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date. In addition, at March 31, 2009, the Company had a $25 million letter of credit facility with Butterfield Bank (Cayman) Limited (“Butterfield Bank”). This facility will terminate on June 6, 2009, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date.

At March 31, 2009, an aggregate amount of $203.3 million (December 31, 2008: $167.3 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At March 31, 2009, total equity securities and cash equivalents with a fair value of $272.2 million (December 31, 2008: $220.2 million) were pledged as security against the letters of credit issued. Each of the facilities requires that the Company comply with certain covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2009 and December 31, 2008.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of March 31, 2009, the Company was not a party to any litigation or arbitration proceedings.

8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31, 2009		Three months ended March 31, 2008
	($ in thousands)		($ in thousands)
Property
Commercial lines	$19,413	27.0%	$4,491	6.4%
Personal lines	11	0.0	136	0.2
Casualty
General liability	2,632	3.7	1,638	2.3
Motor liability	16,688	23.2	24,845	35.1
Specialty
Health	17,379	24.2	25,963	36.7
Medical malpractice	4,620	6.4	7,789	11.0
Workers’ compensation	11,128	15.5	5,904	8.3
	$71,871	100.0%	$70,766	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31, 2009		Three months ended March 31, 2008
	($ in thousands)		($ in thousands)
USA	$51,267	71.3%	$64,637	91.3%
Worldwide(1)	20,358	28.3	6,129	8.7
Caribbean	246	0.4	—	—
	$71,871	100.0%	$70,766	100.0%

(1)	‘‘Worldwide’’ risk is comprised of individual policies that insure risks on a worldwide basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘our company,’’ ‘‘Greenlight Re,’’ or ‘‘the Company’’ refer to Greenlight Capital Re, Ltd. and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd. and Verdant Holding Company, Ltd.,  unless the context dictates otherwise. References to our ‘‘Ordinary Shares’’ refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2009 and 2008 and financial condition as of March 31, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (‘‘MD&A’’), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

We intend to communicate certain events that we believe may have a material adverse impact on the Company's operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding reinsurance or investments events that we do not believe, based on management's estimates and current information, will have a material adverse impact to the Company's operations or financial position.

General

We are a Cayman Islands-based specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will provide us with favorable long-term returns on equity.

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

In addition, we seek to form strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant Holding Company, Ltd. (“Verdant”), our wholly owned subsidiary which, among other activities, will make strategic investments in a select group of property and casualty insurers and general agents.

Because we have a limited operating history and employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

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

Frequency business is characterized by contracts containing a potentially large number of relatively smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to greater predictability of the frequency business. We also expect that over time the profit margins and return on equity of our frequency business will be lower than those of our severity business.

Severity business is typically characterized by contracts with the potential for significant losses emanating from one event or multiple events. Clients generally buy this protection to remove volatility from their balance sheets, and accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than those of our frequency business.

Outlook and Trends

  We believe there currently is a lack of capacity in the property and casualty industry due to significant loss of capital from combined investment and underwriting losses in 2008.  As a result, we expect to see significant opportunities to expand our business in 2009 in both frequency and severity risks. We believe insurance pricing generally will increase.  Further, volatile lines of business may experience significant increases in pricing along with greater restrictions on the terms and conditions of their insurance.  We believe that these “hardened” market conditions will persist until at least 2010 due to worldwide economic conditions and limited available capital expected to enter the industry. Countering these developments, we also believe that a slowdown in worldwide economic activity may lead to reduced insurable risk exposures, which in turn may decrease the demand for insurance, perhaps significantly.

  We believe that we are well positioned to compete for attractive opportunities in frequency business due to our increasing market recognition, and the development of certain strategic relationships in 2007 and 2008. In the second quarter of 2008, we believed there was an excess of capacity in the property and casualty reinsurance business, primarily due to two consecutive years of below-average natural peril losses. During the third quarter of 2008, there were two hurricanes (Gustav and Ike) that made landfall in the U.S; preliminary estimates indicate total industry-wide insured losses range from $20 to $25 billion. We do not expect to experience any direct losses from these hurricanes. However, when combined with other natural peril events that occurred worldwide during 2008 and 2009, certain of our contracts with aggregate catastrophe excess of loss coverage may be negatively impacted. In addition, there are a number of insurers and reinsurers that have had significant investment-related issues that have created uncertainty in their businesses. We expect write downs of certain asset classes from 2008 to continue to reduce the capital positions of a number of reinsurers. Finally, we believe that the financial and credit crisis currently underway in the U.S. and the rest of the world has the potential to cause significant losses in certain lines of business.

  If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on resulting opportunities. In early 2009, we have seen pricing of property catastrophe retrocession business increase substantially. While it is unclear what other businesses could be most affected by the current financial and credit issues, we believe that opportunities are likely to arise in a number of possible areas, including the following:
  lines of business that experience poor loss experience;
  lines of business where current market participants are experiencing financial distress or uncertainty; and
  business (such as quota share) that is premium and capital intensive due to regulatory and other requirements.
  Lines of business that are likely to be affected by either of these areas include property catastrophe reinsurance, marine reinsurance, marine retrocession , general liability, surety, directors and officers liability and errors and omissions liability reinsurance. In addition, we believe that attractive opportunities will likely arise in motor liability, workers compensation, health and medical malpractice risks.

            Significant market dislocations that increase the pricing of certain insurance coverages could create the need for insureds to retain risks and therefore fuel the opportunity or need to form new captives. If this happens, a number of these captives could form in the Cayman Islands, enhancing our opportunity to provide additional reinsurance to the Cayman Islands' captive market.

            During 2008, our investment strategy had been affected by the difficulties faced by the overall financial markets. During the three months ended March 31, 2009, we believe the market has increased the risk premium on most asset classes as a result of headline news events, including corporate failures, recent government interventions, current economic slowdown and the ever-widening credit crisis. We believe that when macro economic and political uncertainties eventually subside, security selection will again be the primary driver of performance. This is a basic premise of our value oriented investment strategy. While our investment results for 2008 were disappointing, we believe that long-term opportunities for us have been created due to a significant number of mispriced securities, including distressed debt of corporate issuers.

  In addition, we recently formed Verdant, a Delaware corporation, which has made and is expected to make strategic debt and equity investments from time to time in a select group of property and casualty insurers and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. These strategic investments further differentiate us from our competition, provide capital and capacity to our clients and create value for our shareholders through investment returns, fee income streams and underwriting profits.

           We intend to continue monitoring market conditions to position ourselves to participate in future underserved or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to premium revenue recognition, investment valuations, loss and loss adjustment expenses, acquisition costs, and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in note 2 of the accompanying consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2009, and 2008

For the three months ended March 31, 2009, we reported net income of $27.8 million, as compared to a net loss of $4.8 million reported for the same period in 2008. The increase in net income is principally due to our investment portfolio reporting a net gain of $27.7 million, or a return of 4.6%, for the first quarter of 2009 as compared to a net investment loss of $5.8 million, or a loss of 0.9%, for the same period in 2008. In addition, through our wholly owned subsidiary, Verdant, we generated other income of $2.0 million from fees earned relating to strategic investments in property and casualty insurance companies and general agents.

As a result of adopting SFAS No. 160, the non-controlling interest in joint venture was reclassified from liabilities into shareholder’s equity for all periods presented. As a result of this reclassification, the recalculated fully diluted book value per share at December 31, 2008 was $13.55 per share (compared to $13.39 per share at December 31, 2008 prior to adopting SFAS No. 160).

One of our primary financial goals is to increase the long-term value in fully diluted book value per share. During the three months ended March 31, 2009, fully diluted book value increased by $0.70 per share, or 5.2%, to $14.25 per share from $13.55 per share at December 31, 2008.

 Premiums Written

Details of gross premiums written are provided below:

	Three months ended March 31,
	($ in thousands)
	2009		2008
Frequency	$46,799	65.1%	$56,845	80.3%
Severity	25,072	34.9	13,921	19.7
Total	$71,871	100.0%	$70,766	100.0%

We expect quarterly reporting of premiums written to remain volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency business and severity business when comparing the three month periods ended March 31, 2009 and 2008. The decrease in frequency premiums written was primarily attributable to the non-renewal of a 2008 specialty health excess of loss contract ($13.4 million). In addition, the motor liability line contributed to the decrease in frequency premiums written ($8.2 million). These decreases in premiums written were offset by increases in the workers compensation line ($5.2 million) and a new specialty health excess of loss contract written ($5.7 million) during the three months ended March 31, 2009.

The increase in severity premiums are mainly attributable to increase in commercial property lines ($14.9 million), primarily from one new excess of loss contract written ($11.5 million) and additional premium on an existing excess of loss contract ($2.5 million), offset by a decrease in medical malpractice lines ($3.4 million). A detailed analysis of gross premiums written by line of business can be found in Note 8 to the condensed consolidated financial statements.

For the three months ended March 31, 2009, our ceded premiums were $1.2 million compared to $9.3 million of ceded premiums for same period in 2008. The decrease in ceded premiums is primarily the result of a specialty health frequency contract and its corresponding retroceded contracts which expired during the first quarter of 2009 and were not renewed.

Details of net premiums written are provided below:

	Three months ended March 31,
	2009		2008
	($ in thousands)
Frequency	$46,053	65.2%	$47,573	77.4%
Severity	24,598	34.8	13,921	22.6
Total	$70,651	100.0%	$61,494	100.0%

  Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three months ended March 31,
	2009		2008
	($ in thousands)
Frequency	$31,877	69.0%	$17,954	65.3%
Severity	14,316	31.0	9,538	34.7
Total	$46,193	100.0%	$27,492	100.0%

The increase in net premiums earned is attributable principally to increased premiums earned from the growing underwriting portfolio, as compared to the corresponding 2008 period.

   Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three months ended March 31,
	2009		2008
	($ in thousands)
Frequency	$16,978	56.2%	$7,996	66.0%
Severity	13,218	43.8	4,128	34.0
Total	$30,196	100.0%	$12,124	100.0%

The loss ratios for our frequency business were 53.3% and 44.5% for the three months ended March 31, 2009 and 2008, respectively. The increase in frequency loss ratio is due to a combination of developing losses on specialty health contracts, offset by favorable loss development on a personal lines contract. We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 92.3% and 43.3% for the three months ended March 31, 2009 and 2008, respectively. The increase in the loss ratio for our severity business during the three months ended March 31, 2009 is primarily due to losses incurred on an aggregate catastrophe excess of loss contract. During the three months ended March 31, 2009, the insured reported that the aggregation of several 2008 natural peril losses resulted in an estimated aggregate loss which exceeded their retention limits and permeated into the excess of loss limit insured by us. At March 31, 2009, we recorded an estimated reserve of $9.5 million relating to this contract.  Losses incurred in the three months ended March 31, 2009 can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three months ended March 31, 2009 and 2008 were comprised as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$8,372	$(1,155)	$7,217	$5,383	$(1,824)	$3,559
Increase (decrease) in reserves	18,317	4,662	22,979	9,760	(1,195)	8,565
Total	$26,689	$3,507	$30,196	$15,143	$(3,019)	$12,124

   The decrease in ceded reserves of $4.7 million was mainly due to favorable loss development on an inward contract and the reduction in reserves recoverable on the corresponding retroceded contract. During the three months ended March 31, 2009, the aggregate development of prior period reinsurance reserves was not significant.

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

	Three months ended March 31,
	2009		2008
	($ in thousands)		($ in thousands)
Frequency	$13,493	101.9%	$8,392	84.5%
Severity	(248)	(1.9)	1,537	15.5
Total	$13,245	100.0%	$9,929	100.0%

Increased acquisition costs for the three months ended March 31, 2009, compared to the corresponding 2008 period are a result of the increases in premiums earned during the period. For the three months ended March 31, 2009, the acquisition cost ratio for frequency business was 42.3% compared to 46.7% for the corresponding 2008 period. The lower ratio was due to a downward swing in profit commission rates for specialty health contracts which had adverse loss development during the period, partially offset by increase in profit commission on a personal lines contract which had favorable loss development. We expect acquisition costs to be higher for frequency business than for severity business. The acquisition cost ratio for severity business was (1.7)% for the three months ended March 31, 2009 compared to 16.1% for the corresponding 2008 period. The negative acquisition cost ratio is a result of reversal of profit commissions previously accrued relating to an aggregate catastrophe severity contract which reported a large loss during the three months ended March 31, 2009. Overall, the total acquisition cost ratio decreased to 28.7% for the three months ended March 31, 2009 from 36.1% for the corresponding 2008 period.

   General and Administrative Expenses

Our general and administrative expenses of $4.4 million for the three months ended March 31, 2009 remained consistent with the general and administrative expenses of $4.5 million for the same period in 2008. The general and administrative expenses for the three months ended March 31, 2009 and 2008 include $0.7 million and $0.6 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

   Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31,
	2009	2008
	($ in thousands)
Realized gains (losses) and movement in unrealized gains (losses)	$33,441	$(4,663)
Interest, dividend and other investment income	3,234	3,749
Interest, dividend and other investment expenses	(3,722)	(2,377)
Investment advisor compensation	(5,236)	(2,471)
Net investment income (loss)	$27,717	$(5,762)

Investment income, net of all fees and expenses, resulted in a gain of 4.6% on our investment portfolio for the three months ended March 31, 2009. This compares to a 0.9% investment loss reported for the corresponding 2008 period. Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. For the year ended December 31, 2008, the portfolio reported an investment loss and as a result no performance compensation was paid to DME Advisors. The performance compensation for fiscal 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of March 31, 2009, the loss carry forward balance was $282.9 million.

Our investment advisor, DME Advisors, LP ("DME Advisors"), and its affiliates manage and expect to manage client accounts other than ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, on our website we provide the names of the largest disclosed long positions in our investment portfolio as of the last trading day of each month. DME Advisors may choose not to disclose certain positions to its other clients in order to protect its investment strategy.  Therefore, our website presents the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

   Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Our wholly owned subsidiary, Verdant, is a Delaware corporation and is subject to corporate income taxes on its taxable income. The effective tax rate for Verdant is expected to be 35%. At March 31, 2009, a current tax expense of $75,000 was recorded based on the pre-tax income earned by Verdant during the period. There are no deferred tax assets or liabilities relating to Verdant, and therefore no amounts have been recorded for deferred taxes. An accrual had been recorded for taxes payable in other liabilities in the condensed consolidated balance sheet at March 31, 2009 for $75,000.

   Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	53.3%	92.3%	65.4%	44.5%	43.3%	44.1%
Acquisition cost ratio	42.3%	(1.7)%	28.7%	46.7%	16.1%	36.1%
Composite ratio	95.6%	90.6%	94.1%	91.2%	59.4%	80.2%
Internal expense ratio			9.5%			16.2%
Combined ratio			103.6%			96.4%

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. During the three months ended March 31, 2009, our net earned premiums increased 68.0% while our general and administrative expenses decreased 1.8% as compared to the corresponding 2008 period, resulting in a lower internal expense ratio.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income or other income into account. The reported combined ratio for the three months ended March 31, 2009 was 103.6%. The increase in the combined ratio during the first quarter of 2009 is primarily attributable to a $9.5 million loss reserve booked on a natural catastrophe aggregate excess of loss contract, offset partially by a $1.5 million reduction in the corresponding profit commission on the contract.  Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Financial Condition

Investment in Securities

As of March 31, 2009, our investments in securities reported in the consolidated balance sheets were $557.3 million compared to $494.0 million as of December 31, 2008, an increase of 12.8%. The increase was partly due to deployment of available cash into investments, partly due to investments purchased from net positive cash flows generated from underwriting operations and partly due to investment income of $27.7 million for the three months ended March 31, 2009.

Consistent with SFAS No. 157, our entire investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of March 31, 2009, 81.5% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of securities valued based on quoted prices in actively traded markets (level 1), 16.4% comprised of securities valued based on observable inputs other than quoted prices (level 2) and 2.1% was comprised of securities valued based on non-observable inputs (level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2009, $97.6 million of our investments in securities were valued based on broker quotes, all of which were based on observable market information and classified as level 2. During the three months ended March 31, 2009, debt securities with fair value of $5.0 million were transferred from level 2 to level 3, as there was no longer an active market for these securities and we were unable to obtain multiple quotes for these securities. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expectation of future cash flows, and other non-observable inputs.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt securities. In addition, other non-observable inputs used for valuing private equity investments include investment manager statements and management estimates based on third party appraisals of underlying assets.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including incurred but not reported reserves (“IBNR”) as well as allocated and unallocated loss expenses. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are reviewed quarterly on a contract by contract basis and adjusted when appropriate. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future occurrences.

For natural peril risk exposed business, once an event has occurred that may give rise to a claim, we establish loss reserves based on loss payments and case reserves reported by our clients. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we rely on industry information, knowledge of the business written and management’s judgment.

Reserves for loss and loss adjustment expenses as of March 31, 2009 and December 31, 2008 were comprised of the following:

	March 31, 2009			December 31, 2008
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$8,886	$51,866	$60,752	$6,666	$49,127	$55,793
Severity	—	38,982	38,982	—	25,632	25,632
Total	$8,886	$90,848	$99,734	$6,666	$74,759	$81,425

The increase in loss reserves is mainly a result of the increase in earned premiums during the three months ended March 31, 2009. In addition, the increase in severity IBNR was due to $9.5 million in reserves accrued relating to a catastrophe excess of loss contract. For most of the contracts written as of March 31, 2009, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of May 1, 2009, our maximum aggregate loss exposure to any series of natural peril events was $106.9 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the sum of all the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$84,350	$106,850
Europe	72,800	80,300
Japan	72,800	80,300
Rest of the world	52,800	60,300
Maximum Aggregate	84,350	106,850

(1)	Includes the Caribbean

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. As a holding company we have minimal continuing cash needs, most of which are for administrative expenses. All of our underwriting operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd., ("Greenlight Reinsurance"), which underwrites risks associated with our property and casualty reinsurance programs. Restrictions on Greenlight Reinsurance’s ability to pay dividends are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory fees and investment expenses), including realized gains, and other income from fees generated by Verdant. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. In addition, during the three months ended March 31, 2009, we used $15.0 million to purchase promissory notes as part of our strategic alliance with insurance companies and general agents. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of March 31, 2009, approximately 96% of our investments in securities were comprised of publicly-traded equity securities and actively traded debt securities which can be readily liquidated to meet current and future liabilities. We believe that we have sufficient flexibility to liquidate our long securities to generate liquidity. Similarly, we can generate liquidity from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the three months ended March 31, 2009, we had a negative cash flow of $37.8 million and we generated $11.0 million in cash from operating activities primarily relating to net premiums collected and retained from underwriting operations. As of March 31, 2009, we believe we have sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities, other income from Verdant’s operations and net investment income. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future using operating cash flow. We have recently filed a Form S-3 registration statement with the Securities and Exchange Commission (the "SEC"), which has not yet been declared effective, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for a future business opportunity.

Although we are not subject to any significant legal prohibitions on the payment of dividends, Greenlight Reinsurance is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the statutory minimum net worth requirement for Greenlight Reinsurance is $120,000. In addition, any dividend payment would have to be approved by the appropriate Cayman Islands regulatory authority prior to payment.

Letters of Credit

           Greenlight Reinsurance is not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

           As of March 31, 2009, Greenlight Reinsurance had a letter of credit facility of $400.0 million with Citibank, N.A. with a termination date of October 11, 2009. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

           In addition, at March 31, 2009, the Company had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited (“Butterfield Bank”) with a termination date of June 6, 2009. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date.

           As of March 31, 2009, an aggregate amount of $203.3 million (December 31, 2008: $167.3 million) in letters of credit was issued from the available $425.0 million facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities and cash equivalents. As of March 31, 2009, we had pledged $272.2 million (December 31, 2008: $220.2 million) of equity securities and cash equivalents as collateral for the above letter of credit facilities. Each of the facilities contains various covenants that, in part, restrict Greenlight Reinsurance's ability to place a lien or charge on the pledged assets and further restrict Greenlight Reinsurance's ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Reinsurance will be prohibited from paying dividends to us. For the three months ended March 31, 2009, the Company was in compliance with all of the covenants under each of these facilities.

Capital

As of March 31, 2009, total shareholders’ equity was $520.5 million compared to $491.4 million at December 31, 2008. This increase in total shareholders’ equity is principally due to the net income of $27.8 million reported during the three months ended March 31, 2009.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. We have recently filed a Form S-3 registration statement with the SEC, which has not yet been declared effective, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for a future business opportunity. We did not make any significant capital expenditures during the three months ended March 31, 2009.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of March 31, 2009:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations(1)	$377	$595	$552	$1,174	$2,698
Specialist service agreement	555	425	—	—	980
Private equity investments(2)	17,236	—	—	—	17,236
Loss and loss adjustment expense reserves(3)	35,849	36,309	14,846	12,730	99,734
	$54,017	$37,329	$15,398	$13,904	$120,648

(1)	Reflects our contractual obligations pursuant to the September 1, 2005 lease agreement and the July 9, 2008 lease agreement as described below.

(2)
As of March 31, 2009, we had made commitments to invest a total of $27.1 million in private investments. As of March 31, 2009, we had invested $9.9 million of this amount, and our remaining commitments to these investments were $17.2 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)
Due to the nature of our reinsurance operations the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is included under operating lease obligations in the above table and in note 7 to the accompanying condensed consolidated financial statements.

 On July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008 and ends on June 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in note 7 to the accompanying consolidated financial statements.

          Effective September 1, 2007, we entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any bound contracts are adequately run-off by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in the accompanying consolidated financial statements.

   On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008, through December 31, 2010, with automatic three-year renewals unless either the Company or DME Advisors terminate the agreement by giving 90 days notice prior to the end of the three year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008 the portfolio reported a net investment loss and as a result no performance compensation was paid to DME Advisors. The performance compensation for fiscal 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of March 31, 2009, the loss carry forward balance was $282.9 million. For the three months ended March 31, 2009, $3.0 million was accrued relating to performance compensation for DME Advisors at the reduced rate of 10% of profits.

    In February 2007, the Company entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to the Company for monthly compensation of $5,000 plus expenses. The agreement has an initial term of one year, and will continue for sequential one year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

We believe we are principally exposed to the following types of market risk:
• equity price risk;
• foreign currency risk;
• interest rate risk;
• credit risk;
• effects of inflation; and
• political risk.

Equity price risk.  As of March 31, 2009, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2009, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $8.6 million, or 1.4%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign currency risk.  Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2009, we had no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash and investments in securities denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments and speculative foreign cash positions due to a decline in the exchange rate of the foreign currency in which the cash and investments are denominated. As of March 31, 2009, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies, leading to a net exposure to foreign currencies of $162.4 million. As of March 31, 2009, a 10% decrease in the value of the United States dollar against select foreign currencies would result in a $16.2 million, or 2.6%, decline in the value of our investment portfolio. A summary of our total net exposure to foreign currencies as of March 31, 2009 is as follows:

Original Currency	US$ equivalent fair value ($ in thousands)
European Union euro	$115,838
Canadian dollar	17,381
Japanese yen	14,382
Great Britain pound	10,657
Other	4,132
$162,390

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and should not be relied on as indicative of future results.

Interest rate risk.  Our investment portfolio includes interest rate sensitive securities, such as corporate debt securities, credit default swaps, and interest rate options. The primary market risk exposure for any debt security is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and conversely, as interest rates fall, the market value of our long fixed-income portfolio rises. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio.

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt securities	$(920)	(0.15)%	$964	0.15%
Credit default swaps	(446)	(0.07)	238	0.04
Interest rate options	2,841	0.45	(1,867)	(0.30)
Net exposure to interest rate risk	$1,475	0.23%	$(665)	(0.11)%

Credit risk.  We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, the securities of our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

Effects of inflation.  We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and assets values in our investment portfolio.

       Political risk.  We are exposed to political risk to the extent that our investment advisor, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered under this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not party to any pending or threatened material litigation and are not currently aware of any pending or threatened litigation. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.

Item 1A. RISK FACTORS

   Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

   As of April 30, 2009, there have been no material changes to the risk factors disclosed in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the three months ended March 31, 2009, there were no repurchases of our Class A ordinary shares were made.

Item 3. DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Annual General Meeting of Shareholders.  The Company held its 2009 Annual General Meeting of Shareholders on April 28, 2009. Pursuant to the Company’s Third Amended and Restated Articles of Association, each Class A ordinary share is entitled to one vote per share and each Class B ordinary share is entitled to ten votes per share; provided, however, that the total voting power of the issued and outstanding Class B ordinary shares shall not exceed 9.5% of the total voting power of all issued and outstanding ordinary shares. Since, on the record date of the 2009 Annual Meeting of Shareholders, the total voting power of the issued and outstanding Class B ordinary shares exceeded 9.5% of the total voting power, the voting power of the Class B ordinary shares was reduced with the excess being allocated to the Class A ordinary shares in accordance with Article 53 of the Company’s Third Amended and Restated Articles of Association.

The following tables summarize the voting results after adjustment of voting power. For more information on the following proposals, see the Company’s definitive proxy statement dated March 3, 2009.

  (1) The following persons were elected Directors of Greenlight Capital Re, Ltd. by shareholders to serve for the term expiring at the Annual General Meeting of Shareholders in 2010.

Director	Class A For	Class A Against	Class A Abstain	Class A Withheld	Class B For	Class B Against	Class B Abstain	Class B Withheld
Alan Brooks	64,391,039	18,681	4,669	0	8,771,466	0	0	0
David Einhorn	64,376,020	67,383	3,774	0	8,771,466	0	0	0
Leonard Goldberg	64,411,622	30,883	4,672	0	8,771,466	0	0	0
Ian Isaacs	64,417,382	25,123	4,669	0	8,771,466	0	0	0
Frank Lackner	64,417,382	25,123	4,669	0	8,771,466	0	0	0
Bryan Murphy	64,423,824	18,681	4,669	0	8,771,466	0	0	0
Joseph Platt	63,400,187	1,042,318	4,669	0	8,771,466	0	0	0

  (2) The following persons were elected Directors of Greenlight Reinsurance, Ltd. by shareholders to serve for the term expiring at the Annual General Meeting of Shareholders in 2010.

Director	Class A For	Class A Against	Class A Abstain	Class A Withheld	Class B For	Class B Against	Class B Abstain	Class B Withheld
Alan Brooks	64,423,824	18,681	4,669	0	8,771,466	0	0	0
David Einhorn	64,413,075	30,322	3,777	0	8,771,466	0	0	0
Leonard Goldberg	64,423,838	18,681	4,669	0	8,771,466	0	0	0
Ian Isaacs	64,417,382	25,123	4,669	0	8,771,466	0	0	0
Frank Lackner	63,983,374	25,123	4,669	0	8,771,466	0	0	0
Bryan Murphy	64,423,824	18,681	4,669	0	8,771,466	0	0	0
Joseph Platt	63,508,107	934,398	4,669	0	8,771,466	0	0	0

  (3) The shareholders ratified the appointment of BDO Seidman, LLP to serve as the independent auditors of Greenlight Capital Re, Ltd. for 2009.

	Class A	Class B
For	64,444,127	8,771,466
Against	3,047	0
Abstain	0	0
Withheld	0	0

  (4) The shareholders ratified the appointment of BDO Seidman, LLP to serve as the independent auditors of Greenlight Reinsurance, Ltd. for 2009.

	Class A	Class B
For	64,444,127	8,771,466
Against	3,044	0
Abstain	0	0
Withheld	0	0

Item 5. OTHER INFORMATION

 On April 28, 2009, the Company adopted revisions to its Code of Business Conduct and Ethics.  The revisions include, among other things, a new section regarding the requirements of and penalties under the Foreign Corrupt Practices Act.  In addition, on April 28, 2009, the Company amended and restated each of its Audit Committee charter, Nominating and Corporate Governance Committee charter and Compensation Committee Charter as part of its annual review of each of these charters.  The full text of the Amended and Restated Code of Business Conduct and Ethics and each of the amended and restated committee charters will be made available free of charge through the corporate governance page of the Company’s website at www.greenlightre.ky.

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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	May 4, 2009
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	May 4, 2009