Form 10-Q
period 2009-06-30
Greenlight Capital Re, Ltd.
filed 2009-08-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,021,393
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of July 31, 2009)

GREENLIGHT CAPITAL RE, LTD.

Link to table of contents

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Investments in securities
Debt instruments, trading, at fair value	$134,347	$70,214
Equity securities, trading, at fair value	401,139	409,329
Other investments, at fair value	60,144	14,423
Total investments in securities	595,630	493,966
Cash and cash equivalents	133,472	94,144
Restricted cash and cash equivalents	387,172	248,330
Financial contracts receivable, at fair value	19,156	21,419
Reinsurance balances receivable	105,727	59,573
Loss and loss adjustment expense recoverables	6,880	11,662
Deferred acquisition costs, net	34,117	17,629
Unearned premiums ceded	9,813	7,367
Notes receivable	16,952	1,769
Other assets	3,797	2,146
Total assets	$1,312,716	$958,005
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$369,293	$234,301
Financial contracts payable, at fair value	12,966	17,140
Loss and loss adjustment expense reserves	115,534	81,425
Unearned premium reserves	129,920	88,926
Reinsurance balances payable	45,097	34,963
Funds withheld	2,936	3,581
Other liabilities	9,726	6,229
Performance compensation payable to related party	12,698	—
Total liabilities	698,170	466,565
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,021,393 (2008: 29,781,736); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2008: 6,254,949))	3,628	3,604
Additional paid-in capital	479,311	477,571
Non-controlling interest in joint venture	7,395	6,058
Retained earnings	124,212	4,207
Total shareholders’ equity	614,546	491,440
Total liabilities and shareholders’ equity	$1,312,716	$958,005

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Link to table of contents

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three and six months ended June 30, 2009 and 2008
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Gross premiums written	$70,047	$25,360	$141,918	$96,126
Gross premiums ceded	(6,611)	(5,615)	(7,831)	(14,887)
Net premiums written	63,436	19,745	134,087	81,239
Change in net unearned premium reserves	(14,089)	4,937	(38,547)	(29,065)
Net premiums earned	49,347	24,682	95,540	52,174
Net investment income	88,323	31,025	116,040	25,263
Other income (expense)	(70)	—	2,054	—
Total revenues	137,600	55,707	213,634	77,437
Expenses
Loss and loss adjustment expenses incurred, net	23,547	9,337	53,743	21,461
Acquisition costs, net	15,578	9,228	28,823	19,157
General and administrative expenses	5,330	3,210	9,708	7,670
Total expenses	44,455	21,775	92,274	48,288
Net income before non-controlling interest and corporate income tax expense	93,145	33,932	121,360	29,149
Non-controlling interest in income of joint venture	(1,006)	(394)	(1,337)	(361)
Net income before corporate income tax expense	92,139	33,538	120,023	28,788
Corporate income tax benefit (expense)	57	—	(18)	—
Net income	$92,196	$33,538	$120,005	$28,788
Earnings per share
Basic	$2.54	$0.93	$3.32	$0.80
Diluted	$2.51	$0.91	$3.29	$0.78
Weighted average number of ordinary shares used in the determination of
Basic	36,252,925	36,249,979	36,160,160	36,181,761
Diluted	36,689,711	36,841,029	36,503,890	36,771,949

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Link to table of contents

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the six months ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Ordinary share capital
Balance – beginning of period	$3,604	$3,610
Issue of Class A ordinary share capital, net of forfeitures	24	17
Balance – end of period	$3,628	$3,627
Additional paid-in capital
Balance – beginning of period	$477,571	$476,861
Issue of Class A ordinary share capital	221	9
Share-based compensation expense, net of forfeitures	1,519	1,358
Balance – end of period	$479,311	$478,228
Non-controlling interest
Balance – beginning of period	$6,058	$—
Non-controlling interest contribution in joint venture	—	6,909
Non-controlling interest in income of joint venture	1,337	361
Balance – end of period	$7,395	$7,270
Retained earnings
Balance – beginning of period	$4,207	$125,111
Net income	120,005	28,788
Balance – end of period	$124,212	$153,899
Total shareholders’ equity	$614,546	$643,024

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Link to table of contents

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the six months ended June 30, 2009 and 2008
 (expressed in thousands of U.S. dollars)

	2009	2008
Cash provided by (used in) Operating activities
Net income	$120,005	$28,788
Adjustments to reconcile net income to net cash provided by operating activities
Net change in unrealized gains and losses on securities and financial contracts	(112,668)	40,177
Net realized gains on securities and financial contracts	(18,272)	(86,679)
Foreign exchange loss on restricted cash and cash equivalents	(258)	14,437
Non-controlling interest in income of joint venture	1,337	361
Share-based compensation expense	1,543	1,375
Depreciation expense	20	20
Net change in
Reinsurance balances receivable	(46,154)	(25,798)
Loss and loss adjustment expense recoverables	4,782	(959)
Deferred acquisition costs, net	(16,488)	(7,949)
Unearned premiums ceded	(2,446)	(6,851)
Other assets	(1,671)	(1,061)
Loss and loss adjustment expense reserves	34,109	14,990
Unearned premium reserves	40,994	35,991
Reinsurance balances payable	10,134	14,032
Funds withheld	(645)	1,638
Other liabilities	3,497	2,114
Performance compensation payable to related party	12,698	(740)
Net cash provided by operating activities	$30,517	$23,886
Investing activities
Purchases of securities and financial contracts	(618,825)	(575,339)
Sales of securities and financial contracts	781,182	662,443
Change in restricted cash and cash equivalents, net	(138,584)	(84,577)
Change in notes receivable, net	(15,183)	—
Non-controlling interest in joint venture	—	6,909
Net cash provided by investing activities	$8,590	$9,436
Financing activities
Net proceeds from exercise of stock options	221	9
Net cash provided by financing activities	$221	$9
Net increase in cash and cash equivalents	39,328	33,331
Cash and cash equivalents at beginning of the period	94,144	64,192
Cash and cash equivalents at end of the period	133,472	$97,523
Supplementary information
Interest paid in cash	$2,610	$6,909
Interest received in cash	3,548	6,906
Income tax paid in cash	—	—

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Link to table of contents

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2009 and 2008

1.	GENERAL

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (the "Subsidiary"), provides global specialty property and casualty reinsurance. The Subsidiary has an unrestricted Class "B" insurance license under Section 4(2) of the Cayman Islands Insurance Law. The Subsidiary commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  On December 9, 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware principally for the purpose of making strategic investments in a select group of property and casualty insurers and general agents in the U.S.

     The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol "GLRE".

As used herein, the "Company" refers collectively to GLRE and its subsidiaries.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of GLRE and the consolidated financial statements of all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Management has evaluated subsequent events through August 3, 2009, the issuance date of these financial statements.

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

Link to table of contents

Loss and Loss Adjustment Expense Reserves and Recoverables

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, and historical experience, as well as the Company's own actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable for impairment and records provisions for uncollectible notes and interest receivable for non-performing notes. For the six months ended June 30, 2009, the notes earned interest at annual interest rates ranging from 5% to 10% and had maturity terms ranging from 2 years to 10 years. Included in the notes receivable balance were accrued interest of $0.3 million at June 30, 2009 (December 31, 2008: $19,000) and all notes were considered current and performing.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately and recorded in the condensed consolidated statements of income as other expense. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At June 30, 2009, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $2.4 million and $1.9 million of deposit assets and deposit liabilities, respectively. For the three and six months ended June 30, 2009, included in other income (expense) were $0.2 million and $0.2 million, respectively, relating to losses on deposit accounted contracts, and $0.1 million and $0.2 million, respectively, relating to gains on deposit accounted contracts. There were no deposit assets or deposit liabilities at December 31, 2008.

Financial Instruments

Investments in Securities and Securities Sold, Not Yet Purchased

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value by creating a hierarchy of fair value measurements based on inputs used in deriving fair values and enhances disclosure requirements for fair value measurements. The adoption of SFAS No. 157 had no material impact on the Company’s results of operations or financial condition as there were no material changes in the valuation techniques used by the Company to measure fair value. The Company’s investments in debt and equity securities that are classified as "trading securities" are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of most private debt instruments are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

Link to table of contents

The Company’s "other investments" may include investments in private equity securities, limited partnerships, futures, commodities, exchange traded options and over-the-counter ("OTC") options, which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for "other investments." For limited partnerships and private equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

For securities classified as "trading securities," and "other investments," any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

Dividend income and expense are recorded on the ex-dividend date. The ex-dividend date is the date by which the underlying security must have been traded to be eligible for the dividend declared. Interest income and interest expense are recorded on an accrual basis.

Derivative Financial Instruments

U.S GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. Derivative financial instrument assets are generally included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not constitute hedges for financial reporting purposes.

    Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Derivatives not designated as hedging instruments, include total return swaps, credit default swaps, and other derivative instruments which are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. On the condensed consolidated balance sheets, financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement of the contract.

Total return swap agreements, included in the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income. Additionally, any amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the condensed consolidated statements of income.

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

The Company purchases and sells credit default swaps ("CDS") for the purposes of either managing its exposure to certain investments, or for other strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. The Company does not designate a CDS as a hedging instrument. CDS trading in an active market are valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2) with any unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income.

Link to table of contents

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. As discussed below under the caption, "Recently Issued Accounting Standards," the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") EITF 03-6-1 was adopted effective January 1, 2009. FSP EITF 03-6-1 requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company's unvested restricted stock is considered a participating security. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding	36,252,925	36,249,979	36,160,160	36,181,761
Effect of dilutive service provider share-based awards	135,474	172,087	116,400	173,347
Effect of dilutive employee and director share-based awards	301,312	418,963	227,330	416,841
	36,689,711	36,841,029	36,503,890	36,771,949
Anti-dilutive stock options outstanding	130,000	50,000	146,001	50,000

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

    Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is taxed at an effective rate of 35%. Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future.

Recently Issued Accounting Standards

    In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162." SFAS No. 168 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB and supersedes existing FASB, AICPA, EITF and related literature. The Codification does not change GAAP, but instead takes the hundreds of standards established by a variety of standard setters and reorganizes them into roughly 90 accounting topics using a consistent structure and a new method for citing particular content using unique numeric identifiers. The Codification is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. The implementation of SFAS No. 168 will have no impact on the Company’s results of operations or financial position, but will impact all references to FASB literature cited in the Company’s notes of the condensed consolidated financial statements.

    In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R," which changes the way a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights, should by consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for periods beginning after November 15, 2009. Management is evaluating the impact of SFAS No. 167 but does not anticipate its adoption will have a material impact on the Company’s results of operations or financial position.

    In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets." SFAS No. 166 revises SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for periods beginning after November 15, 2009. Management is evaluating the impact of SFAS No. 166 but does not anticipate its adoption will have a material impact on the Company’s results of operations or financial position.

Link to table of contents

    In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP FAS 157-4 provides further clarification of the principles established by SFAS No. 157 for determining the fair values of assets and liabilities in inactive markets and those transacted in distressed situations. FSP 157-4 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Retrospective application is not permitted. The adoption of FSP 157-4 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP, which is limited to debt securities, provides guidance that aims to make other-than-temporary impairments ("OTTI") of debt securities more operational and improve the presentation of OTTIs in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009, did not have any impact on the Company’s results of operations or financial position since its debt instruments are classified as trading and are currently carried at fair value.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not have a material impact on the Company’s disclosures since its financial instruments are currently carried at fair value.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS"). FSP No. EITF 03-6-1 is effective for periods beginning after December 15, 2008, and interim periods within those years. The implementation of this FSP did not have a material impact to the Company's EPS calculations given that the Company has declared no dividends since its inception and the number of unvested restricted shares is insignificant compared to the total number of outstanding shares. The Company does not anticipate the EPS calculations to be materially affected in the foreseeable future as a result of adopting FSP No. EITF 03-6-1.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133." SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for the derivatives and hedged items, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The implementation of SFAS No. 161 did not have a material impact on the Company’s derivative disclosures.

In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 deferred the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The implementation of the deferred guidance in SFAS No. 157 did not have a material impact on the Company’s results of operation or financial position.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51." SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Upon adoption of SFAS No. 160, the Company's non-controlling interest in joint venture (previously referred to as minority interest in joint venture) was reclassified from liabilities to shareholders’ equity for all years presented. This reclassification resulted in an increase in shareholders’ equity and a decrease in total liabilities. However, the implementation of SFAS No. 160 did not have any impact on the Company's results of operations or retained earnings.

Link to table of contents

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2009:

	Fair value measurements as of June 30, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Debt instruments	$—	$127,541	$6,806	$134,347
Listed equity securities	401,139	—	—	401,139
Commodities	44,409	—	—	44,409
Private equity securities	—	1,606	9,530	11,136
Put options	2,508	—	—	2,508
Call options	—	2,091	—	2,091
Financial contracts receivable (payable), net	—	6,190	—	6,190
	$448,056	$137,428	$16,336	$601,820

Listed equity securities, sold not yet purchased	$(369,293)	$—	$—	$(369,293)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as at December 31, 2008:

	Fair value measurements as of December 31, 2008
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Debt instruments	$—	$66,099	$4,115	$70,214
Listed equity securities	409,329	—	—	409,329
Private equity securities	—	121	11,776	11,897
Call options	2,526	—	—	2,526
Financial contracts receivable (payable), net	—	4,279	—	4,279
	$411,855	$70,499	$15,891	$498,245

Listed equity securities, sold not yet purchased	$(234,301)	$—	$—	$(234,301)

Link to table of contents

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended June 30, 2009			Fair value measurements using significant unobservable inputs (Level 3) Six months ended June 30, 2009
	Debt instruments	Private equity securities	Total	Debt instruments	Private equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$9,352	$9,807	$19,159	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	20	200	220	1,751	118	1,869
Total gains (losses) realized and unrealized included in earnings, net	638	(477)	161	(847)	(2,364)	(3,211)
Transfers into (out of) Level 3	(3,204)	—	(3,204)	1,787	—	1,787
Ending balance, June 30, 2009	$6,806	$9,530	$16,336	$6,806	$9,530	$16,336

    The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended June 30, 2008			Fair value measurements using significant unobservable inputs (Level 3) Six months ended June 30, 2008
	Debt instruments	Private equity securities	Total	Debt instruments	Private equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$865	$10,943	$11,808	$865	$8,115	$8,980
Purchases, sales, issuances, and settlements, net	2,204	804	3,008	2,204	3,565	5,769
Total gains (losses) realized and unrealized included in earnings, net	(2)	(279)	(281)	(2)	(212)	(214)
Transfers into (out of) Level 3	—	(5,205)	(5,205)	—	(5,205)	(5,205)
Ending balance, June 30, 2008	$3,067	$6,263	$9,330	$3,067	$6,263	$9,330

    For the three and six months ended June 30, 2009, transfers into Level 3 represent the fair value on the date of transfer of debt instruments for which multiple broker quotes were not available. The fair values of these debt instruments were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs. Transfers out of Level 3 represent the fair values on the dates of transfer of debt instruments for which multiple broker quotes became available. For the three and six months ended June 30, 2008, the transfers out of Level 3 represent the fair value of private equity securities of an entity that were transferred to Level 1 when the entity's shares were publicly listed during the second quarter of fiscal 2008, resulting in fair value being based on the quoted price in an active market.

For the three and six months ended June 30, 2009, realized gains of $0.3 million (2008: $0.0) and $0.3 million (2008: $ 0.0) respectively, and change in unrealized gains of $(0.1) million (2008: $0.3 million) and $(3.5) million (2008: $0.2 million) respectively, on securities still held at the reporting date and valued using unobservable inputs are included as net investment income in the condensed consolidated statements of income.

Link to table of contents

Debt instruments, trading

At June 30, 2009, the following investments are included in debt instruments:

2009	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$84,700	$41,676	$(5,847)	$120,529
Corporate debt – Non U.S.	9,593	4,225	—	13,818
Total debt instruments	$94,293	$45,901	$(5,847)	$134,347

At December 31, 2008, the following investments are included in debt instruments:

2008	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$74,833	$1,204	$(8,750)	$67,287
Corporate debt – Non U.S.	2,978	109	(160)	2,927
Total debt instruments	$77,811	$1,313	$(8,910)	$70,214

The maturity distribution for debt instruments held at June 30, 2009 is as follows:

	Cost/amortized cost	Fair value
	($ in thousands)
Within one year	$14,436	$16,604
From one to five years	50,864	86,866
From five to ten years	22,325	23,842
More than ten years	6,668	7,035
	$94,293	$134,347

Investment in Equity Securities, Trading

At June 30, 2009, the following long positions are included in investment securities, trading:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$461,591	$41,309	$(116,705)	$386,195
Exchange traded funds	7,917	7,029	(2)	14,944
	$469,508	$48,338	$(116,707)	$401,139

At December 31, 2008, the following long positions are included in investment securities, trading:

2008	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$552,941	$14,822	$(219,173)	$348,590
Exchange traded funds	53,364	8,092	(717)	60,739
	$606,305	$22,914	$(219,890)	$409,329

Link to table of contents

    Other Investments

"Other investments" include options, commodities, and private equity securities. For private equity securities, quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the option counterparty, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. The Company may invest in commodities for non-hedging purposes through futures or options contracts or may purchase the physical commodity to be held at a professional custodian facility.

At June 30, 2009, the following securities are included in other investments:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Private equity securities	$16,456	$346	$(5,666)	$11,136
Commodities	44,838	—	(429)	44,409
Put options	2,162	616	(270)	2,508
Call options	4,128	—	(2,037)	2,091
	$67,584	$962	$(8,402)	$60,144

At December 31, 2008, the following securities are included in other investments:

2008	Cost	Unrealized Gains	Unrealized losses	Fair value
	($ in thousands)
Private equity securities	$15,395	$1,236	$(4,734)	$11,897
Call options	2,133	393	—	2,526
	$17,528	$1,629	$(4,734)	$14,423

    Investments in Securities Sold, Not Yet Purchased

At June 30, 2009, the following securities are included in investments in securities sold, not yet purchased:

2009	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$418,817	$(80,474)	$28,495	$366,838
Warrants and rights on listed equities	—	—	825	825
Exchange traded funds	1,840	(221)	11	1,630
	$420,657	$(80,695)	$29,331	$369,293

At December 31, 2008, the following securities are included in investments in securities sold, not yet purchased:

2008	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$343,079	$(115,619)	$6,841	$234,301

    Financial Contracts

As of June 30, 2009 and December 31, 2008, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference instrument.

Link to table of contents

The fair value of financial contracts outstanding at June 30, 2009 is as follows:

Financial contracts	Listing currency	Fair value of underlying instruments	Fair value of net assets/ (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	$1,002,161	$11,628
Credit default swaps, purchased – Sovereign debt	USD	302,699	3,725
Credit default swaps, purchased – Corporate debt	USD	44,597	2,679
Total return swaps – Equities	USD	17,248	1,124
Total financial contracts receivable, at fair value			$19,156

Financial contracts payable
Credit default swaps, purchased – Sovereign debt	USD	$73,149	$(567)
Credit default swaps, purchased – Corporate debt	USD	78,150	(2,656)
Credit default swaps, issued – Corporate debt	USD	13,214	(9,180)
Total return swaps – Equities	USD	2,668	(563)
Total financial contracts payable, at fair value			$(12,966)

The fair value of financial contracts receivable and payable at December 31, 2008 was as follows:

Financial contracts	Listing currency	Fair value of underlying instruments	Fair value of net assets/ (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	$85,935	$2,564
Credit default swaps, purchased – Sovereign debt	USD	322,516	12,881
Credit default swaps, purchased – Corporate debt	USD	54,509	5,956
Total return swaps – Equities	USD	3,249	18
Total financial contracts receivable, at fair value			$21,419

Financial contracts payable
Credit default swaps, issued – Corporate debt	USD	$11,089	$(7,024)
Total return swaps – Equities	USD	26,844	(10,116)
Total financial contracts payable, at fair value			$(17,140)

As of June 30, 2009, included in interest rate options are contracts on U.S. and Japanese interest rates. As of June 30, 2009, included in financial contracts payable, was a CDS issued by the Company relating to the debt issued by another entity ("reference entity"). The CDS has a remaining term of four years and a notional amount of $13.9 million. Under this contract, the Company receives a premium for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of June 30, 2009, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service, Inc. Based on the ratings of the reference entity, there appears to be a high risk of default as of June 30, 2009. The fair value of the CDS at June 30, 2009 was $9.2 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs).

During the three and six months ended June 30, 2009 and 2008, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended June 30,		Gain (loss) on derivatives recognized in income for the six months ended June 30,
		2009	2008	2009	2008
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income	$4,838	$—	$5,808	$—
Credit default swaps, purchased – Corporate debt	Net investment income	(10,154)	(30)	(6,237)	145
Credit default swaps, purchased – Sovereign debt	Net investment income	(7,559)	687	(9,596)	687
Total return swaps – Equities	Net investment income	12,488	770	1,902	5,459
Credit default swaps, issued – Corporate debt	Net investment income	176	—	(1,810)	—
Total return swaps – Commodities	Net investment income	—	—	—	(7,292)
Options, warrants, and rights	Net investment income	(4,525)	2,019	(6,913)	(479)
Total		$(4,736)	$3,446	$(16,846)	$(1,480)

Link to table of contents

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the three and six months ended June 30, 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2009		Six months ended June 30, 2009
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$131,078	$—	$164,421	$20,850
Total return swaps	—	9,635	—	12,144
Interest rate options	875,400	—	903,170	—
Options – equity	120,205	14,426	127,800	22,028
Rights – equity	3,743	1,599	7,870	4,211
Total	$1,130,426	$25,660	$1,203,261	$59,233

4.	RETROCESSION

The Company utilizes retrocession agreements to reduce the risk of loss on business assumed. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from retrocessionaires are recorded as assets. For the six months ended June 30, 2009 and 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $(2.5) million and $5.4 million, respectively. Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At June 30, 2009, the Company had loss recoverables of $0.5 million (December 31, 2008: $0.2 million) with a retrocessionaire rated "A+ (superior)" by A.M. Best Company. Additionally, at June 30, 2009, the Company had loss recoverables of $6.4 million (December 31, 2008: $11.5 million) with unrated retrocessionaires. At June 30, 2009, the Company retained funds and other collateral, including parental guarantees, from the unrated retrocessionaires, and the Company had recorded no provision for uncollectible losses recoverable.

5.  SHARE CAPITAL

The Class A ordinary shares of the Company are listed on Nasdaq Global Select Market under the symbol "GLRE". On July 10, 2009, the Securities and Exchange Commission ("SEC") declared effective the Company's Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities.

During the six months ended June 30, 2009, 198,956 (2008: 141,465) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from date of issue, subject to the grantee's continued service with the Company.

 During the six months ended June 30, 2009, the Company also issued to certain directors 35,875 (2008: 20,724) restricted Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to the directors contains similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.
The restricted share award activities during the six months ended June 30, 2009 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2008	270,349	$17.80
Granted	234,831	15.25
Vested	(20,724)	18.65
Forfeited	(12,674)	18.09
Balance at June 30, 2009	471,782	$16.49

During the six months ended June 30, 2009, 17,500 (2008: 660) stock options were exercised which had a weighted average exercise price of $12.72 (2008: $13.85) per share.  The Company issued new Class A ordinary shares from the shares authorized for issuance under the Company’s stock incentive plan.   The intrinsic value of options exercised during the six months ended June 30, 2009 was $39,900 (2008: $6,067).  At June 30, 2009, 216,897 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

Link to table of contents

Employee and director stock option activities during the six months ended June 30, 2009 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2008	1,258,340	$13.27	$6.35
Granted	—
Exercised	(17,500)	12.72	6.75
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2009	1,240,840	$13.28	$6.75

The following table is a summary of voting ordinary shares issued and outstanding:

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Class A	Class B	Class A	Class B
Balance – beginning of period	29,781,736	6,254,949	29,847,787	6,254,949
Issue of ordinary shares, net of forfeitures	239,657	—	162,849	—
Balance – end of period	30,021,393	6,254,949	30,010,636	6,254,949

6.	RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company was party to an Investment Advisory Agreement (the "Investment Agreement") with DME Advisors, LP ("DME Advisors") until December 31, 2007. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors. Effective January 1, 2008, the Company terminated the Investment Agreement and entered into an agreement (the "Advisory Agreement") under which the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. Pursuant to this agreement, the monthly management fees or performance compensation remained the same as those contained in the Investment Agreement.

     Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008, the portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. In addition, the performance compensation for fiscal 2009 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the aggregate loss is earned. For the six months ended June 30, 2009, performance compensation of $12.7 million was recorded at the reduced rate of 10%, and remained payable as of June 30, 2009.

Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment income for the three months ended June 30, 2009 are management fees of $2.5 million (June 30, 2008: $2.7 million). Included in net investment income for the six months ended June 30, 2009 are management fees of $4.8 million (June 30, 2008: $5.1 million). The management fees were fully paid as of June 30, 2009 and December 31, 2008.

Service Agreement

In February 2007, the Company entered into a service agreement with DME Advisors, pursuant to which DME Advisors will provide investor relations services to the Company for a monthly compensation of $5,000 plus expenses. The agreement has an initial term of one year, and will continue for subsequent one year periods until terminated by the Company or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

Link to table of contents

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

The total rent expense relating to leased office spaces for the six months ended June 30, 2009 was $299,471 (2008: $46,589).

Specialist Service Agreement

Effective September 1, 2007, the Company entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years, as presented in the schedule below, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to this agreement.

Private Equity

From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of June 30, 2009, the Company had commitments to invest an additional $18.9 million in private equity investments.

The following is a schedule of remaining future minimum payments required under the above commitments for the next five years:

	2009		2010	2011	2012	2013	Thereafter	Total
	($ in thousands)
Operating lease obligations	$189		$345	$276	$276	$276	$1,243	$2,605
Specialist service agreement	250		400	150	—	—	—	800
Private equity and limited partnerships	18,499	(1)	450	—	—	—	—	18,949
	$18,938		$1,195	$426	$276	$276	$1,243	$22,354

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during 2009.

Letters of Credit

At June 30, 2009, the Company had a $400.0 million letter of credit facility with Citibank N.A. This facility terminates on October 11, 2010, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date. In addition, at June 30, 2009, the Company had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited ("Butterfield Bank"). This facility terminates on June 6, 2010, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date. On July 21, 2009, the Company entered into a $50.0 million letter of credit facility with Bank of America, N.A. This facility terminates on July 20, 2010, although the termination date is automatically extended for an additional year unless notice is delivered to the other party at least 90 days prior to the termination date.

At June 30, 2009, an aggregate amount of $223.1 million (December 31, 2008: $167.3 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At June 30, 2009, total equity securities and cash equivalents with a fair value of $230.3 million (December 31, 2008: $220.2 million) were pledged as security against the letters of credit issued. Each of the facilities requires that the Company comply with certain covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2009 and December 31, 2008.

Link to table of contents

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of June 30, 2009, the Company was not a party to any litigation or arbitration proceedings.

8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business
	Three months ended June 30, 2009		Three months ended June 30, 2008		Six months ended June 30, 2009		Six months ended June 30, 2008
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
Property
Commercial lines	$3,000	4.3%	$1,600	6.3%	$22,413	15.8%	$6,091	6.3%
Personal lines	17,671	25.2	(4,236)	(16.7)	17,682	12.5	(4,100)	(4.3)
Casualty
General liability	13,448	19.2	8,697	34.3	16,080	11.3	10,335	10.7
Motor liability	20,293	29.0	12,022	47.4	36,980	26.1	36,867	38.4
Professional liability	—	—	2,150	8.5	—	—	2,150	2.3
Specialty
Health	8,682	12.4	2,611	10.3	26,061	18.4	28,574	29.7
Medical malpractice	265	0.4	(918)	(3.6)	4,886	3.4	6,871	7.2
Workers’ compensation	6,688	9.5	3,434	13.5	17,816	12.5	9,338	9.7
	$70,047	100.0%	$25,360	100.0%	$141,918	100.0%	$96,126	100.0%

Gross Premiums Written by Geographic Area of Risks Insured
	Three months ended June 30, 2009		Three months ended June 30, 2008		Six months ended June 30, 2008		Six months ended June 30, 2008
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
USA	$68,547	97.9%	$21,601	85.2%	$119,814	84.4%	$86,238	89.7%
Worldwide(1)	—	—	2,959	11.7	20,358	14.4	9,088	9.5
Caribbean	1,500	2.1	800	3.1	1,746	1.2	800	0.8
	$70,047	100.0%	$25,360	100.0%	$141,918	100.0%	$96,126	100.0%

(1)           "Worldwide" risk is comprised of individual policies that insure risks on a worldwide basis.

9.	SUBSEQUENT EVENTS

    On July 10, 2009, the SEC declared effective the Company's shelf registration statement for an aggregate principal amount of $200.0 million in securities.

    On July 21, 2009, the Company entered into a $50.0 million letter of credit facility with Bank of America, N.A. This facility terminates on July 20, 2010, although the termination date is automatically extended for an additional year unless notice is delivered to the other party at least 90 days prior to the termination date.

Link to table of contents

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "we," "us," "our," "our company," "Greenlight Re," or "the Company" refer to Greenlight Capital Re, Ltd. and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd. and Verdant Holding Company, Ltd.,  unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2009 and 2008 and financial condition as of June 30, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

In addition, we seek to form strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant, our wholly owned subsidiary, principally for the purpose of making strategic investments in a select group of property and casualty insurers and general agents in the U.S.

Link to table of contents

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Outlook and Trends

  We believe there currently is a lack of capacity in the property and casualty industry due to significant loss of capital from combined investment and underwriting losses in 2008.  As a result, we expect to continue seeing significant opportunities to expand our business through the remainder of 2009 in both frequency and severity risks. We believe insurance pricing generally will continue to increase through 2010.  Further, volatile lines of business may experience significant increases in pricing along with greater restrictions on the terms and conditions of insurance coverage. We believe that market conditions will harden during 2010 due to worldwide economic conditions and limited available capital expected to enter the industry. Countering these developments, we also believe that a slowdown in worldwide economic activity may lead to reduced insurable risk exposures, which in turn may decrease the demand for insurance, perhaps significantly. In addition, competitive conditions could return if our competitors believe they now are able to raise additional capital to fund growth.

  We believe that we are well positioned to compete for attractive opportunities in frequency business due to our increasing market recognition, and the development of certain strategic relationships. In addition, there are a number of insurers and reinsurers that have had significant investment-related issues that have created uncertainty in their businesses. We expect write downs of certain asset classes from 2008 to continue to reduce the capital positions of a number of reinsurers.  Further, we believe that the financial and credit crisis in the U.S. and the rest of the world has the potential to cause significant losses in certain lines of business.

  If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on and compete for resulting opportunities. In the first half of 2009, we have seen pricing of property catastrophe retrocession business increase substantially. While it is unclear what other businesses could be significantly affected by the current financial and credit issues, we believe that opportunities are likely to arise in a number of areas, including the following:

•	lines of business that experience significant loss experience;
•	lines of business where current market participants are experiencing financial distress or uncertainty; and
•	business that is premium and capital intensive due to regulatory and other requirements.

            Significant market dislocations that increase the pricing of certain insurance coverages could create the need for insureds to retain risks and therefore fuel the opportunity or need to form new captives. If this happens, a number of these captives could form in the Cayman Islands, enhancing our opportunity to provide additional reinsurance to the Cayman Islands' captive market.

Link to table of contents

     Despite an increase in the S&P 500 index of 37.9% from its low in March 2009 to the end of the quarter, we believe the economic outcome is highly uncertain which may prolong the current market volatility. Our investment portfolio moved towards a more defensive position during the second quarter of 2009 ending with a net equity exposure of 7%. We will continue our defensive posture until security selection becomes the primary driver of performance. In the meantime, we continue to identify investment opportunities in the current environment created by mispriced securities, both in equities and the distressed debt of corporate issuers.

    In addition, we recently formed Verdant, a Delaware corporation, principally for the purpose of making strategic investments in a select group of property and casualty insurers and general agents in the U.S. to complement our property and casualty reinsurance business and our non-traditional investment approach. These strategic investments further differentiate us from our competition, provide capital and capacity to certain clients and create value for our shareholders through investment returns, fee income streams and underwriting profits.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenue recognition, investment valuations, loss and loss adjustment expenses, acquisition costs, and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009, we reported net income of $92.2 million, as compared to $33.5 million reported for the same period in 2008. The increase in net income is principally due to our investment portfolio reporting a net gain of $88.3 million, or a return of 13.9%, for the second quarter of 2009 as compared to a net investment income of $31.0 million, or a return of 4.5%, for the same period in 2008. Underwriting income reported for the three months ended June 30, 2009 increased by $4.1 million to $10.2 million from $6.1 million reported for the three months ended June 30, 2008.

For the six months ended June 30, 2009, we reported a net income of $120.0 million, as compared to net income of $28.8 million reported for the same period in 2008. The increase in net income is principally due to our investment portfolio reporting a net gain of $116.0 million, or a return of 19.1%, for the six months ended June 30, 2009 as compared to a net investment income of $25.3 million, or a return of 3.6%, for the same period in 2008. Underwriting income reported for the six months ended June 30, 2009 increased by $1.4 million to $13.0 million from $11.6 million reported for the six months ended June 30, 2008.

As a result of adopting SFAS No. 160, the non-controlling interest in joint venture was reclassified from liabilities into shareholders’ equity for all periods presented. As a result of this reclassification, the recalculated fully diluted book value per share at December 31, 2008 was $13.55 per share (compared to $13.39 per share at December 31, 2008 prior to adopting SFAS No. 160).

Our primary financial goal is to increase the long-term value in fully diluted book value per share. During the three months ended June 30, 2009, fully diluted book value increased by $2.48 per share, or 17.4%, to $16.73 per share from $14.25 per share at March 31, 2009. During the six months ended June 30, 2009, fully diluted book value increased by $3.18 per share, or 23.5%, to $16.73 per share from $13.55 per share at December 31, 2008. Fully diluted book value per share is a non-GAAP measure and represents basic book value per share combined with the impact from dilution of share based compensation including in-the-money stock options as of any period end. We believe that long term growth in fully diluted book value per share is the most relevant measure of our financial performance. In addition, fully diluted book value per share may be of benefit to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the reinsurance industry.

Link to table of contents

     Premiums Written

Details of gross premiums written are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2009		2008		2009		2008
Frequency	$67,047	95.7%	$20,801	82.0%	$113,846	80.2%	$77,646	80.8%
Severity	3,000	4.3	4,559	18.0	28,072	19.8	18,480	19.2
Total	$70,047	100.0%	$25,360	100.0%	$141,918	100.0%	$96,126	100.0%

We expect quarterly reporting of premiums written to remain volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency business and severity business when comparing the three and six month periods ended June 30, 2009 and 2008. For the three months ended June 30, 2009, the frequency premiums increased by $46.2 million. The largest contributor to the increase was a new multi-year homeowners’ personal lines contract entered into during the second quarter of 2009 accounting for $17.7 million of the increase. Increases in motor liability and health coverage premiums accounted for $8.3 million and $6.1 million of the increases respectively. In addition, frequency premiums written for general liability line were higher by $5.5 million. A contract entered into during July 2008 accounted for $12.5 million of the increase, offset by a $7.0 million reduction on another general liability contract which was renewed in May 2009 as a quota share contract whereas the expiring contract was an excess of loss contract. Premiums written on quota share contracts are recorded over the period of coverage while premiums written on an excess of loss contract are recorded in full at inception. Workers' compensation premiums written accounted for $3.3 million of the increase. The remaining increases in frequency premiums resulted from premiums returned and premiums adjusted during the three months ended June 30, 2008.

For the six months ended June 30, 2009, the $36.2 million increase in frequency premiums written was largely attributable to a new multi-year homeowners’ personal lines contract which accounted for $17.7 million of the increase. In addition, workers' compensation, and general liability lines contributed $8.5 million, and $6.8 million, respectively, to the increase in frequency premiums written. These increases in premiums written were offset by decreases in the specialty health premiums written of $2.5 million during the six months ended June 30, 2009.

For the three months ended June 30, 2009, the decrease in severity premiums of $1.6 million was principally due to the fact that the comparative prior period included a multi-year professional liability contract for which the premiums were written in full at inception.

For the six months ended June 30, 2009, the increase in severity premiums of $9.6 million was principally due to an increase in commercial property lines, primarily from a new excess of loss contract written ($11.5 million) and additional premiums on an existing excess of loss contract ($2.5 million), offset by a decrease in medical malpractice lines ($4.5 million). A detailed analysis of gross premiums written by line of business can be found in Note 8 to the condensed consolidated financial statements.

For the six months ended June 30, 2009, our ceded premiums were $7.8 million compared to $14.9 million of ceded premiums for the same period in 2008. The decrease in ceded premiums is primarily the result of a specialty health frequency contract and its corresponding retroceded contracts which expired during 2009 and were not renewed.

Details of net premiums written are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2009		2008		2009		2008
Frequency	$60,716	95.7%	$15,186	76.9%	$106,769	79.6%	$62,758	77.3%
Severity	2,720	4.3	4,559	23.1	27,318	20.4	18,481	22.7
Total	$63,436	100.0%	$19,745	100.0%	$134,087	100.0%	$81,239	100.0%

Link to table of contents

    Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2009		2008		2009		2008
Frequency	$38,154	77.3%	$15,341	62.2%	$70,032	73.3%	$33,295	63.8%
Severity	11,193	22.7	9,341	37.8	25,508	26.7	18,879	36.2
Total	$49,347	100.0%	$24,682	100.0%	$95,540	100.0%	$52,174	100.0%

The increase in net premiums earned is attributable principally to increased frequency premiums being earned as a result of the frequency portfolio developing further, as compared to the corresponding 2008 period.

     Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2009		2008		2009		2008
Frequency	$23,800	101.0%	$6,102	65.3%	$40,777	75.9%	$14,098	65.7%
Severity	(253)	(1.0)	3,235	34.7	12,966	24.1	7,363	34.3
Total	$23,547	100.0%	$9,337	100.0%	$53,743	100.0%	$21,461	100.0%

The loss ratios for our frequency business were 62.4% and 39.8% for the three months ended June 30, 2009 and 2008, respectively. The increase in frequency loss ratio is mostly the result of the mix of contracts, and a large reduction of estimated ultimate loss recorded on a personal property contract during the three months ended June 30, 2008. The increase in loss ratio also related to earning of premiums on motor, general liability and workers' compensation contracts.  For the three months ended June 30, 2009, the incurred losses on severity contracts were $(0.3) million due to a $2.8 million reduction in the estimated reserves on an aggregate catastrophe excess of loss contract.

The loss ratios for our frequency business were 58.2% and 42.3% for the six months ended June 30, 2009 and 2008, respectively. The increase in frequency loss ratio is primarily due to the fact that the loss ratio for the six months ended June 30, 2008, was exceptionally low due to favorable loss development on a large personal lines contract. For the six months ended June 30, 2009, a more diverse mix of business, including motor liability and specialty health contracts which generally have higher expected loss ratios, resulted in our loss ratio being higher than the same period in 2008. We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 50.8% and 39.0% for the six months ended June 30, 2009 and 2008, respectively. The increase in severity loss ratio during the six months ended June 30, 2009 is primarily due to losses incurred on an aggregate catastrophe excess of loss contract. During the six months ended June 30, 2009, the insured reported that the aggregation of several 2008 natural peril losses resulted in an estimated aggregate loss which exceeded its retention limits and permeated into the excess of loss limit insured by us. For the three months ended March 31, 2009, we had recorded an estimated reserve of $9.5 million relating to this contract which was adjusted at June 30, 2009, to $6.7 million based on updated information received from the insured.

Losses incurred in the three and six months ended June 30, 2009 can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three and six months ended June 30, 2009 and 2008 were comprised as follows:

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$8,817	$(1,156)	$7,661	$6,456	$(2,584)	$3,872
Change in reserves	15,766	120	15,886	5,229	236	5,465
Total	$24,583	$(1,036)	$23,547	$11,685	$(2,348)	$9,337

Link to table of contents

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$17,189	$(2,312)	$14,877	$11,840	$(4,409)	$7,431
Movement in reserves	34,083	4,783	38,866	14,988	(958)	14,030
Total	$51,272	$2,471	$53,743	$26,828	$(5,367)	$21,461

   The increase in gross losses incurred for the three and six months ended June 30, 2009, is principally due to higher premiums being earned on a more diverse mix of business and the underwriting portfolio continuing to develop. For the six months ended June 30, 2009, the decrease in ceded reserves of $4.8 million was principally due to favorable loss development on an inward contract and the reduction in reserves recoverable on the corresponding retroceded contract. During the six months ended June 30, 2009, the aggregate development of prior period reinsurance reserves was not significant.

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

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2009		2008		2009		2008
Frequency	$14,124	90.7%	$8,145	88.3%	$27,616	95.8%	$16,538	86.3%
Severity	1,454	9.3	1,083	11.7	1,207	4.2	2,619	13.7
Total	$15,578	100.0%	$9,228	100.0%	$28.823	100.0%	$19,157	100.0%

Increased acquisition costs for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, are a result of the increases in premiums earned during the periods. For the six months ended June 30, 2009, the acquisition cost ratio for frequency business was 39.4% compared to 49.7% for the corresponding 2008 period. The lower ratio was due to the fact that the acquisition cost ratio for the six months ended June 30, 2008 was exceptionally high due to the accrual of profit commissions on a large personal lines contract as a result of favorable loss development. The decrease in the acquisition ratio is attributed, to a lesser extent, to a downward swing in profit commission rates for specialty health contracts which had adverse loss development during the six months ended June 30, 2009. We expect acquisition costs to be higher for frequency business than for severity business. The acquisition cost ratio for severity business was 4.7% for the six months ended June 30, 2009 compared to 13.9% for the corresponding 2008 period. The lower acquisition cost ratio is a result of reversal of profit commissions previously accrued relating to an aggregate catastrophe severity contract which reported a large loss during the six months ended June 30, 2009. Overall, the total acquisition cost ratio decreased to 30.2% for the six months ended June 30, 2009 from 36.7% for the corresponding 2008 period.

     General and Administrative Expenses

For the three months ended June 30, 2009, we reported general and administrative expenses of $5.3 million compared to $3.2 million reported during the same period in 2008. The increase is principally due to higher salaries and benefits expenses as a result of an increase in the deferred component of the employees’ performance bonus accrual relating to the 2007 and 2008 underwriting years.

Our general and administrative expenses of $9.7 million for the six months ended June 30, 2009 were higher than the $7.7 million reported for the same period in 2008 due to the higher salaries and benefits expenses explained above. The general and administrative expenses for the six months ended June 30, 2009 and 2008 include $1.5 million and $1.4 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

     Net Investment Income

A summary of our net investment income is as follows:

	Three months ended June 30,		Six months ended June 30,
	($ in thousands)		($ in thousands)
	2009	2008	2009	2008
Realized gains and movement in unrealized gains and losses, net	$97,757	$36,727	$131,198	$32,065
Interest, dividend and other investment income	6,683	8,168	9,729	12,941
Interest, dividend and other investment expenses	(3,902)	(5,099)	(7,436)	(8,501)
Investment advisor compensation	(12,215)	(8,771)	(17,451)	(11,242)
Net investment income	$88,323	$31,025	$116,040	$25,263

Link to table of contents

Investment income, net of all fees and expenses, resulted in a gain of 13.9% on our investment portfolio for the three months ended June 30, 2009, compared to a gain of 4.5% for the corresponding 2008 period. Investment income, net of all fees and expenses, resulted in a gain of 19.1% on our investment portfolio for the six months ended June 30, 2009. This compares to a gain of 3.6% reported for the corresponding 2008 period.  Although the investment returns for the first quarter were generated mainly from our short investments, the returns for the second quarter were generated from our long investments, which gained 30% gross of all fees. This was offset by losses of 14% on the short investments.  Approximately 75% of the long returns resulted from equities and 25% resulted from debt instruments. The returns on long equities was mainly due to the fair values of our larger long equities recovering which resulted in the reversal of unrealized losses previously recognized. The return on debt instruments was mainly due to our investment in Ford Motor Company’s secured debt.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. For the year ended December 31, 2008, the portfolio reported an investment loss and as a result no performance compensation was paid to DME Advisors for fiscal 2008. The performance compensation for fiscal 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of June 30, 2009, the loss carry forward balance was $178.2 million. Included in investment advisor compensation for the three and six months ended June 30, 2009 was performance compensation of $9.7 million and $12.7 million, respectively.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage client accounts other than ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, on our website we provide the names of the largest disclosed long positions in our investment portfolio as of the last trading day of each month. DME Advisors may choose not to disclose certain positions to its other clients in order to protect its investment strategy.  Therefore, our website presents the largest long positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

     Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Verdant, a Delaware corporation, is subject to corporate income taxes on its taxable income. The effective federal income tax rate for Verdant is expected to be 35%. For the six months ended June 30, 2009, a current tax expense of $17,600 was recorded based on the pre-tax income earned by Verdant during the period. Included in other assets is a deferred tax asset of $74,200 resulting from the temporary differences between taxable income and reported net income of Verdant. An accrual had been recorded for taxes payable in other liabilities in the condensed consolidated balance sheet at June 30, 2009 for $91,800. We believe it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded.

     Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the six months ended June 30, 2009 and 2008:

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	58.2%	50.8%	56.3%	42.3%	39.0%	41.1%
Acquisition cost ratio	39.4%	4.7%	30.2%	49.7%	13.9%	36.7%
Composite ratio	97.6%	55.5%	86.5%	92.0%	52.9%	77.8%
Internal expense ratio			10.2%			14.7%
Combined ratio			96.7%			92.5%

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. During the six months ended June 30, 2009, our net earned premiums increased 83.1% while our general and administrative expenses increased 26.6% as compared to the corresponding 2008 period, resulting in a lower internal expense ratio.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income or other income into account. The reported combined ratio for the six months ended June 30, 2009 was 96.7%. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Link to table of contents

Financial Condition

Investment in Securities

    As of June 30, 2009, our investments in securities reported in the condensed consolidated balance sheets were $595.6 million compared to $494.0 million as of December 31, 2008, an increase of 20.6%. The increase was principally due to investment income of $116.0 million for the six months ended June 30, 2009, and partly due to investments purchased from net positive cash flows generated from underwriting operations. As of June 30, 2009, our investment portfolio had a gross overall exposure of 76% long and 55% short. Our investment portfolio moved towards a more defensive position during the second quarter of 2009 with an ending net equity exposure of 7%.  During the second quarter of 2009, we replaced our entire position in a gold exchange traded fund with physical gold which is being held at a professional custodian facility. Physical gold has been included in other investments, at fair value, on the condensed consolidated balance sheet as of June 30, 2009.

Our entire investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of June 30, 2009, 82.0% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of securities valued based on quoted prices in actively traded markets (level 1), 16.4% was comprised of securities valued based on observable inputs other than quoted prices (level 2) and 1.6% was comprised of securities valued based on non-observable inputs (level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2009, $133.2 million of our investments in securities including derivatives were valued based on multiple broker quotes, all of which were based on observable market information and classified as level 2. During the six months ended June 30, 2009, debt instruments with a fair value of $5.0 million were transferred from level 2 to level 3, as there was no longer an active market for these instruments and we were unable to obtain multiple quotes for these instruments. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expectation of future cash flows, and other non-observable inputs. In addition, during the six months ended June 30, 2009, debt instruments with a fair value of $3.2 million were transferred out of level 3, as multiple broker quotes were obtained for determining fair values.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt instruments. In addition, other non-observable inputs used for valuing private equity investments include investment manager statements and management estimates based on third party appraisals of underlying assets.

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

Link to table of contents

Reserves for loss and loss adjustment expenses as of June 30, 2009 and December 31, 2008 were comprised of the following:

	June 30, 2009			December 31, 2008
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$9,600	$66,939	$76,539	$6,666	$49,127	$55,793
Severity	8,950	30,045	38,995	—	25,632	25,632
Total	$18,550	$96,984	$115,534	$6,666	$74,759	$81,425

The increase in loss reserves is principally due to the increase in earned premiums during the six months ended June 30, 2009. As of June 30, 2009, the severity case reserves pertained to a catastrophe excess of loss contract ($6.7 million) and the balance relating to a professional liability contract. For most of the contracts written as of June 30, 2009, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of August 1, 2009, our maximum aggregate loss exposure to any series of natural peril events was $75.4 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the sum of all the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$60,350	$75,350
Europe	48,800	48,800
Japan	48,800	48,800
Rest of the world	28,800	28,800
Maximum Aggregate	60,350	75,350

(1)  Includes the Caribbean

Liquidity and Capital Resources

General

Greenlight Capital Re, Ltd. is organized as a holding company with no operations of its own. As a holding company it has minimal continuing cash needs, most of which are for administrative expenses. All our underwriting operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd., ("Greenlight Reinsurance"), which underwrites risks associated with property and casualty reinsurance programs. Restrictions on Greenlight Reinsurance’s ability to pay dividends are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income from fees generated by Verdant. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. In addition, during the six months ended June 30, 2009, we used $15.0 million to purchase promissory notes as part of our strategic alliance with insurance companies and general agents. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of June 30, 2009, approximately 96% of our investments in securities were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion, which can be readily liquidated to meet current and future liabilities. We believe that we have sufficient flexibility to liquidate our long securities to generate liquidity. Similarly, we can generate liquidity from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the six months ended June 30, 2009, we had a positive cash flow of $39.3 million and we generated $30.5 million in cash from operating activities primarily relating to net premiums collected and retained from underwriting operations. As of June 30, 2009, we believe we have sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities, other income from Verdant’s operations and net investment income. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future using operating cash flow. We filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes.

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

Link to table of contents

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

    As of June 30, 2009, Greenlight Reinsurance had a letter of credit facility of $400.0 million with Citibank, N.A. with a termination date of October 11, 2010. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

    In addition, at June 30, 2009, Greenlight Reinsurance had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited ("Butterfield Bank") with a termination date of June 6, 2010. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date.

    As of June 30, 2009, an aggregate amount of $223.1 million (December 31, 2008: $167.3 million) in letters of credit was issued from the available $425.0 million facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities and cash equivalents. As of June 30, 2009, we had pledged $230.3 million (December 31, 2008: $220.2 million) of equity securities and cash equivalents as collateral for the above letter of credit facilities.

    On July 21, 2009, Greenlight Reinsurance entered into a $50.0 million letter of credit facility with Bank of America, N.A. This facility terminates on July 20, 2010, although the termination date is automatically extended for an additional year unless notice is delivered to the other party at least 90 days prior to the termination date.

    Each of the facilities contains various covenants that, in part, restrict Greenlight Reinsurance's ability to place a lien or charge on the pledged assets and further restrict Greenlight Reinsurance's ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Reinsurance will be prohibited from paying dividends to us. For the six months ended June 30, 2009, the Company was in compliance with all of the covenants under each of these facilities.

Capital

As of June 30, 2009, total shareholders’ equity was $614.5 million compared to $491.4 million at December 31, 2008. This increase in total shareholders’ equity is principally due to the net income of $120.0 million reported during the six months ended June 30, 2009.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. We filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We did not make any significant capital expenditures during the three months ended June 30, 2009.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of June 30, 2009:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations(1)	$378	$570	$552	$1,105	$2,605
Specialist service agreement	500	300	—	—	800
Private equity investments(2)	18,949	—	—	—	18,949
Loss and loss adjustment expense reserves(3)	40,517	42,780	17,872	14,365	115,534
	$60,344	$43,650	$18,424	$15,470	$137,888

(1)	Reflects our contractual obligations pursuant to the September 1, 2005 lease agreement and the July 9, 2008 lease agreement as described below.

(2)
As of June 30, 2009, we had made commitments to invest a total of $49.6 million in private investments. As of June 30, 2009, we had invested $30.7 million of this amount, and our remaining commitments to these investments were $18.9 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments with no fixed payment schedules will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)
Due to the nature of our reinsurance operations the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Link to table of contents

On September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is included under operating lease obligations in the above table and in Note 7 to the accompanying condensed consolidated financial statements.

    On July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008 and ends on June 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in Note 7 to the accompanying condensed consolidated financial statements.

    Effective September 1, 2007, we entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated after two years, the Company is obligated to make minimum payments for another two years to ensure any contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 7 to the accompanying condensed consolidated financial statements.

    On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008 through December 31, 2010, with automatic three-year renewals unless either the Company or DME Advisors terminates the agreement by giving 90 days notice prior to the end of the three year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008 the portfolio reported a net investment loss and as a result no performance compensation was paid to DME Advisors. The performance compensation for fiscal 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of June 30, 2009, the loss carry forward balance was $178.2 million. For the six months ended June 30, 2009, $12.7 million was accrued relating to performance compensation for DME Advisors at the reduced rate of 10% of profits.

    In February 2007, the Company entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to the Company for monthly compensation of $5,000 plus expenses. The agreement had an initial term of one year, and will continue for subsequent one year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

Link to table of contents

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:
• equity price risk;
• foreign currency risk;
• interest rate risk;
• credit risk;
• effects of inflation; and
• political risk.

Equity price risk. As of June 30, 2009, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2009, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $1.1 million, or 0.2%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign currency risk. Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2009, we had no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash and investments in securities denominated in foreign currencies, we are exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments and speculative foreign cash positions due to a decline in the exchange rate of the foreign currency in which the cash and investments are denominated. As of June 30, 2009, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies including European Union euro, Canadian dollar, Japanese yen and British pound, leading to a net exposure to foreign currencies of $152.0 million. As of June 30, 2009, a 10% decrease in the value of the United States dollar against select foreign currencies would result in a $15.2 million, or 2.1%, decline in the value of our investment portfolio.

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and should not be relied on as indicative of future results.

Interest rate risk. Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, credit default swaps, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and conversely, as interest rates fall, the market value of our long fixed-income portfolio rises. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.

Link to table of contents

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio.

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(1,350.1)	(0.18)%	$1,400.6	0.19%
Credit default swaps	(203.5)	(0.03)	203.5	0.03
Interest rate options	4,559.5	0.61	(7,182.2)	(0.96)
Net exposure to interest rate risk	$3,005.9	0.40%	$(5,578.1)	(0.74)%

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered under this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Link to table of contents

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    We are not party to any pending or threatened material litigation and are not currently aware of any pending or threatened litigation. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.

Item 1A. RISK FACTORS

    Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

   As of July 31, 2009, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the six months ended June 30, 2009, there were no repurchases of our Class A ordinary shares.

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

Link to table of contents

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

Item 5. OTHER INFORMATION

    On April 28, 2009, the Company adopted revisions to its Code of Business Conduct and Ethics.  The revisions include, among other things, a new section regarding the requirements of and penalties under the Foreign Corrupt Practices Act.  In addition, on April 28, 2009, the Company amended and restated each of its Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Compensation Committee Charter as part of its annual review of each of these charters.  The full text of the Amended and Restated Code of Business Conduct and Ethics and each of the amended and restated committee charters are available free of charge through the corporate governance page of the Company’s website at www.greenlightre.ky.

Item 6. EXHIBITS

12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Link to table of contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	August 3, 2009
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	August 3, 2009