Form 10-Q
period 2009-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2009-11-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
65 MARKET STREET, SUITE 1207 CAMANA BAY P.O. BOX 31110 GRAND CAYMAN CAYMAN ISLANDS	KY1-1205
(Address of Principal Executive Offices)	(Zip Code)

(345) 943-4573
(Registrant’s Telephone Number, Including Area Code)

802 WEST BAY ROAD
THE GRAND PAVILION
P.O. BOX 31110
GRAND CAYMAN
KY1-1205
CAYMAN ISLANDS
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
Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐  Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class A Ordinary Shares, $0.10 par value	30,053,893
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of October 30, 2009)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Investments
Debt instruments, trading, at fair value	$157,686	$70,214
Equity securities, trading, at fair value	546,805	409,329
Other investments, at fair value	66,594	14,423
Total investments	771,085	493,966
Cash and cash equivalents	23,314	94,144
Restricted cash and cash equivalents	493,755	248,330
Financial contracts receivable, at fair value	18,039	21,419
Reinsurance balances receivable	87,092	59,573
Loss and loss adjustment expense recoverables	6,651	11,662
Deferred acquisition costs, net	37,180	17,629
Unearned premiums ceded	7,819	7,367
Notes receivable	16,152	1,769
Other assets	5,302	2,146
Total assets	$1,466,389	$958,005
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$469,718	$234,301
Financial contracts payable, at fair value	16,296	17,140
Loss and loss adjustment expense reserves	131,611	81,425
Unearned premium reserves	134,358	88,926
Reinsurance balances payable	36,214	34,963
Funds withheld	3,212	3,581
Other liabilities	10,048	6,229
Performance compensation payable to related party	16,255	—
Total liabilities	817,712	466,565
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,053,893 (2008: 29,781,736); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2008: 6,254,949))	3,631	3,604
Additional paid-in capital	480,553	477,571
Non-controlling interest in joint venture	8,111	6,058
Retained earnings	156,382	4,207
Total shareholders’ equity	648,677	491,440
Total liabilities and shareholders’ equity	$1,466,389	$958,005

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Table of content

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2009 and 2008
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Gross premiums written	$65,983	$37,684	$207,901	$133,810
Gross premiums ceded	(2,894)	1,169	(10,725)	(13,718)
Net premiums written	63,089	38,853	197,176	120,092
Change in net unearned premium reserves	(6,432)	(10,256)	(44,979)	(39,321)
Net premiums earned	56,657	28,597	152,197	80,771
Net investment income (loss)	32,628	(117,809)	148,667	(92,546)
Other income (expense)	(145)	—	1,909	—
Total revenues	89,140	(89,212)	302,773	(11,775)
Expenses
Loss and loss adjustment expenses incurred, net	34,643	14,777	88,386	36,238
Acquisition costs, net	17,767	12,204	46,591	31,361
General and administrative expenses	4,081	3,452	13,788	11,122
Total expenses	56,491	30,433	148,765	78,721
Net income (loss) before non-controlling interest and income tax expense	32,649	(119,645)	154,008	(90,496)
Non-controlling interest in (income) loss of joint venture	(380)	1,212	(1,716)	851
Net income before income tax expense	32,269	(118,433)	152,292	(89,645)
Income tax expense	(11)	—	(28)	—
Net income (loss)	$32,258	$(118,433)	$152,264	$(89,645)
Earnings (loss) per share
Basic	$0.89	$(3.29)	$4.21	$(2.49)
Diluted	$0.88	$(3.29)	$4.16	$(2.49)
Weighted average number of Ordinary Shares used in the determination of
Basic	36,286,514	35,995,236	36,202,860	35,987,778
Diluted	36,828,726	35,995,236	36,627,849	35,987,778

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Table of content

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Ordinary share capital
Balance – beginning of period	$3,604	$3,610
Issue of Class A ordinary share capital, net of forfeitures	27	17
Balance – end of period	$3,631	$3,627
Additional paid-in capital
Balance – beginning of period	$477,571	$476,861
Issue of Class A ordinary share capital	578	9
Share-based compensation expense, net of forfeitures	2,528	2,296
Options repurchased	(124)	—
Balance – end of period	$480,553	$479,166
Non-controlling interest
Balance – beginning of period	$6,058	$—
Non-controlling interest contribution in joint venture	337	7,170
Non-controlling interest in income (loss) of joint venture	1,716	(851)
Balance – end of period	$8,111	$6,319
Retained earnings
Balance – beginning of period	$4,207	$125,111
Net income (loss)	152,264	(89,645)
Options repurchased	(89)	—
Balance – end of period	156,382	35,466
Total shareholders’ equity	$648,677	$524,578

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

Table of content

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the nine months ended September 30, 2009 and 2008
 (expressed in thousands of U.S. dollars)

	2009	2008
Cash provided by (used in) Operating activities
Net income (loss)	$152,264	$(89,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized gains and losses on investments and financial contracts	(164,936)	166,213
Net realized gains on investments and financial contracts	(8,073)	(69,605)
Foreign exchange loss (gain) on restricted cash and cash equivalents	2,164	(7,600)
Non-controlling interest in income (loss) of joint venture	1,716	(851)
Share-based compensation expense	2,549	2,313
Depreciation expense	60	30
Net change in
Reinsurance balances receivable	(27,519)	(22,150)
Loss and loss adjustment expense recoverables	5,011	(2,759)
Deferred acquisition costs, net	(19,551)	(10,502)
Unearned premiums ceded	(452)	(1,403)
Other assets	(1,763)	(21)
Loss and loss adjustment expense reserves	50,186	26,127
Unearned premium reserves	45,432	40,690
Reinsurance balances payable	1,251	14,895
Funds withheld	(369)	(2,822)
Other liabilities	3,819	2,230
Performance compensation payable to related party	16,255	(6,885)
Net cash provided by operating activities	$58,044	$38,255
Investing activities
Purchases of investments and financial contracts	(890,780)	(1,082,866)
Sales of investments and financial contracts	1,024,623	1,210,530
Change in restricted cash and cash equivalents, net	(247,589)	(21,153)
Change in notes receivable, net	(14,383)	—
Non-controlling interest in joint venture	337	7,170
Fixed assets additions	(1,453)	—
Net cash (used in) provided by investing activities	$(129,245)	$113,681
Financing activities
Net proceeds from exercise of stock options	584	9
Options repurchased	(213)	—
Net cash provided by financing activities	$371	$9
Net (decrease) increase in cash and cash equivalents	(70,830)	151,945
Cash and cash equivalents at beginning of the period	94,144	64,192
Cash and cash equivalents at end of the period	$23,314	$216,137
Supplementary information
Interest paid in cash	$3,430	$11,289
Interest received in cash	3,500	9,850
Income tax paid in cash	—	—

Table of content

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2009 and 2008

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

The results for the nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of GLRE and the consolidated financial statements of all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 Management has evaluated subsequent events through November 2, 2009, the issuance date of these financial statements.

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

Table of content
Loss and Loss Adjustment Expense Reserves and Recoverables

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses incurred which includes losses reported and losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies and historical experience, as well as the Company's own actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable for impairment and records provisions for uncollectible notes and interest receivable for non-performing notes. For the nine months ended September 30, 2009, the notes earned interest at annual interest rates ranging from 5% to 10% and had maturity terms ranging from 2 years to 10 years. Included in the notes receivable balance was accrued interest of $0.5 million at September 30, 2009 (December 31, 2008: $19,201) and all notes were considered current and performing.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately and recorded in the condensed consolidated statements of income as other expense. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2009, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $3.0 million and $1.8 million of deposit assets and deposit liabilities, respectively. For the three and nine months ended September 30, 2009, included in other income (expense) were $0.2 million and $0.4 million, respectively, relating to losses on deposit accounted contracts, and $0.1 million and $0.3 million, respectively, relating to gains on deposit accounted contracts. There were no deposit assets or deposit liabilities at December 31, 2008.

Fixed Assets

Fixed assets are included in other assets on the condensed consolidated balance sheets. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives of five years, five years and the remaining lease term respectively. At September 30, 2009, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(130)	$70
Furniture and fixtures	249	(8)	241
Leasehold improvements	1,204	(22)	1,182
Total	$1,653	$(160)	$1,493

At December 31, 2008, fixed assets consisted of computer software with a cost of $200,000 and accumulated depreciation of $100,000.

Table of content

Financial Instruments

  The Company’s investments in debt instruments and equity securities that are classified as "trading securities" are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of most private debt instruments are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs) and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, private debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

The Company’s "other investments" may include investments in private and unlisted equity securities, limited partnerships, futures, commodities, exchange traded options and over-the-counter ("OTC") options, which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for "other investments." For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. Derivative financial instrument assets are generally included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not constitute hedges for financial reporting purposes.

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

Total return swap agreements, included in the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. Subsequent to initial recognition, the Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income. Additionally, any amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the condensed consolidated statements of income.

Table of content

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company's unvested restricted stock is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding	36,286,514	35,995,236	36,202,860	35,987,778
Effect of dilutive service provider share-based awards	148,729	—	125,767	—
Effect of dilutive employee and director share-based awards	393,483	—	299,222	—
	36,828,726	35,995,236	36,627,849	35,987,778

Anti-dilutive stock options outstanding	—	1,878,689	—	1,878,689

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

 Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is taxed at an effective rate of 35%. Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB and supersedes existing FASB, AICPA, EITF and related literature. The Codification does not change U.S. GAAP, but instead takes the hundreds of standards established by a variety of standard setters and reorganizes them into roughly 90 accounting topics using a consistent structure and a new method for citing particular content using unique numeric identifiers. The Codification is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. The implementation of the Codification had no impact on the Company’s results of operations or financial position, but impacted all references to FASB literature previously cited in the Company’s notes to the condensed consolidated financial statements.

In June 2009, the FASB issued an amendment which changes the way a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendment will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The amendment is effective for periods beginning after November 15, 2009. Management is evaluating the impact of the amendment but does not anticipate its adoption will have a material impact on the Company’s results of operations or financial position.

 In June 2009, the FASB issued a revised standard under topic ASC 860 (Transfers and Servicing) which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The revised standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for de-recognizing financial assets, and requires additional disclosures. The revised standard is effective for periods beginning after November 15, 2009. Management is evaluating the impact of the revised standard but does not anticipate its adoption will have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued an amendment to topic ASC 810-10-45 (Consolidation) effective for fiscal years beginning on or after December 15, 2008. This amendment establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  As a result of this amendment, the Company's non-controlling interest in joint venture (previously referred to as minority interest in joint venture) was reclassified from liabilities to shareholders’ equity for all years presented. This reclassification resulted in an increase in shareholders’ equity and a decrease in total liabilities. However, this amendment did not have any impact on the Company's results of operations or retained earnings.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

3.	FINANCIAL INSTRUMENTS

Fair Value Hierarchy

All of the Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income (loss) in the condensed consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2009:

	Fair value measurements as of September 30, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$153,982	$3,704	$157,686
Listed equity securities	546,805	—	—	546,805
Commodities	48,182	—	—	48,182
Private and unlisted equity securities	—	—	16,472	16,472
Call options	—	1,940	—	1,940
Financial contracts receivable	—	18,039	—	18,039
	$594,987	$173,961	$20,176	$789,124
Liabilities:
Listed equity securities, sold not yet purchased	$(469,718)	$—	$—	$(469,718)
Financial contracts payable	—	(16,296)	—	(16,296)
	$(469,718)	$(16,296)	$—	$(486,014)

Table of content

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2008:

	Fair value measurements as of December 31, 2008
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$66,099	$4,115	$70,214
Listed equity securities	409,329	—	—	409,329
Private and unlisted equity securities	—	121	11,776	11,897
Call options	2,526	—	—	2,526
Financial contracts receivable	—	21,419	—	21,419
	$411,855	$87,639	$15,891	$515,385
Liabilities:
Listed equity securities, sold not yet purchased	$(234,301)	$—	$—	$(234,301)
Financial contracts payable	—	(17,140)	—	(17,140)
	$(234,301)	$(17,140)	$—	$(251,441)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$6,806	$9,530	$16,336	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	(3,231)	3,140	(91)	(1,481)	3,259	1,778
Total gains (losses) realized and unrealized included in earnings, net	129	2,196	2,325	(718)	(169)	(887)
Transfers into Level 3	—	1,606	1,606	1,788	1,606	3,394
Ending balance	$3,704	$16,472	$20,176	$3,704	$16,472	$20,176

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$3,067	$6,263	$9,330	$865	$8,115	$8,980
Purchases, sales, issuances, and settlements, net	3,066	4,066	7,132	5,270	7,631	12,901
Total gains (losses) realized and unrealized included in earnings, net	(423)	229	(194)	(425)	17	(408)
Transfers out of Level 3	—	—	—	—	(5,205)	(5,205)
Ending balance	$5,710	$10,558	$16,268	$5,710	$10,558	$16,268

Table of content

For the three and nine months ended September 30, 2009, transfers into Level 3 represent the fair value on the date of transfer of securities for which multiple broker quotes were not available. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs. Transfers out of Level 3 represent the fair values on the dates of transfer of debt instruments for which multiple broker quotes became available. For the nine months ended September 30, 2008, the transfers out of Level 3 represent the fair value of private equity securities of an entity that were transferred to Level 1 when the entity's shares were publicly listed during the second quarter of fiscal 2008, resulting in fair value being based on the quoted price in an active market.

For the three and nine months ended September 30, 2009, realized gains of $0.3 million (2008: $0.0) and $0.6 million (2008: $ 0.0) respectively, and change in unrealized gains of $2.0 million (2008: $0.2 million) and $(1.4) million (2008: $0.4 million) respectively, on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the condensed consolidated statements of income.

Debt instruments, trading

At September 30, 2009, the following investments are included in debt instruments:

September 30, 2009	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$95,336	$58,770	$(5,443)	$148,663
Corporate debt – Non U.S.	5,607	3,422	(6)	9.023
Total debt instruments	$100,943	$62,192	$(5,449)	$157,686

At December 31, 2008, the following investments are included in debt instruments:

December 31, 2008	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$74,833	$1,204	$(8,750)	$67,287
Corporate debt – Non U.S.	2,978	109	(160)	2,927
Total debt instruments	$77,811	$1,313	$(8,910)	$70,214

The maturity distribution for debt instruments held at September 30, 2009 is as follows:
September 30, 2009	Cost/amortized cost	Fair value
	($ in thousands)
Within one year	$14,147	$17,964
From one to five years	53,091	101,396
From five to ten years	25,309	28,949
More than ten years	8,396	9,377
	$100,943	$157,686

Equity Securities, Trading

At September 30, 2009, the following long positions are included in equity securities, trading:

September 30, 2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$499,874	$88,811	$(59,760)	$528,925
Exchange traded funds	7,878	10,002	—	17,880
	$507,752	$98,813	$(59,760)	$546,805

Table of content

At December 31, 2008, the following long positions are included in equity securities, trading:

December 31, 2008	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$552,941	$14,822	$(219,173)	$348,590
Exchange traded funds	53,364	8,092	(717)	60,739
	$606,305	$22,914	$(219,890)	$409,329

    Other Investments

"Other investments" include options, commodities, and private and unlisted equity securities. For private and unlisted equity securities, quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the option counterparty, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. The Company may invest in commodities for non-hedging purposes through futures or options contracts or may purchase the physical commodity to be held at a professional custodian facility.

At September 30, 2009, the following securities are included in other investments:

September 30, 2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Private and unlisted equity securities	$19,596	$283	$(3,407)	$16,472
Commodities	44,838	3,344	—	48,182
Call options	4,127	—	(2,187)	1,940
	$68,561	$3,627	$(5,594)	$66,594

At December 31, 2008, the following securities are included in other investments:

December 31, 2008	Cost	Unrealized Gains	Unrealized losses	Fair value
	($ in thousands)
Private and unlisted equity securities	$15,395	$1,236	$(4,734)	$11,897
Call options	2,133	393	—	2,526
	$17,528	$1,629	$(4,734)	$14,423

 Securities Sold, Not Yet Purchased

At September 30, 2009, the following securities are included in securities sold, not yet purchased:

September 30, 2009	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$453,858	$(60,454)	$75,341	$468,745
Warrants and rights on listed equities	—	—	926	926
Exchange traded funds	38	—	9	47
	$453,896	$(60,454)	$76,276	$469,718

Table of content

At December 31, 2008, the following securities are included in securities sold, not yet purchased:

December 31, 2008	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$343,079	$(115,619)	$6,841	$234,301

     Financial Contracts

As of September 30, 2009 and December 31, 2008, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference instrument.

 The fair value of financial contracts outstanding at September 30, 2009 is as follows:

Financial contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets/ (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	$1,418,854	$14,109
Credit default swaps, purchased – Sovereign debt	USD	250,549	1,583
Total return swaps - Equities	USD	10,173	2,347
Total financial contracts receivable, at fair value			$18,039

Financial contracts payable
Credit default swaps, purchased – Sovereign debt	USD	$85,984	$(1,221)
Credit default swaps, purchased – Corporate debt	USD	121,118	(6,475)
Credit default swaps, issued – Corporate debt	USD	13,909	(8,554)
Total return swaps - Equities	USD	807	(46)
Total financial contracts payable, at fair value			$(16,296)

The fair value of financial contracts receivable and payable at December 31, 2008 was as follows:

Financial contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets/ (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	$98,991	$2,564
Credit default swaps, purchased – Sovereign debt	USD	261,721	12,881
Credit default swaps, purchased – Corporate debt	USD	52,509	5,956
Total return swaps – Equities	USD	3,231	18
Total financial contracts receivable, at fair value			$21,419

Financial contracts payable
Credit default swaps, issued – Corporate debt	USD	$13,909	$(7,024)
Total return swaps – Equities	USD	36,960	(10,116)
Total financial contracts payable, at fair value			$(17,140)

Table of content

As of September 30, 2009, included in interest rate options are contracts on U.S. and Japanese interest rates. As of September 30, 2009, included in financial contracts payable, is a CDS issued by the Company relating to the debt issued by another entity ("reference entity"). The CDS has a remaining term of four years and a notional amount of $13.9 million. Under this contract, the Company receives a premium for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of September 30, 2009, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service, Inc. Based on the ratings of the reference entity, there appears to be a high risk of default as of September 30, 2009. The fair value of the CDS at September 30, 2009 was $8.6 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs).

During the three and nine months ended September 30, 2009 and 2008, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended September 30,		Gain (loss) on derivatives recognized in income for the nine months ended September 30,
		2009	2008	2009		2008
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income	$(3,199)	$—	$2,608		$—
Credit default swaps, purchased – Corporate debt	Net investment income	(7,189)	1,893	(13,425)		2,038
Credit default swaps, purchased – Sovereign debt	Net investment income	(3,233)	639	(12,829)		1,326
Total return swaps – Equities	Net investment income	2,090	(8,075)	3,992		(2,616)
Credit default swaps, issued – Corporate debt	Net investment income	802	(2,459)	(1,008)		(2,459)
Total return swaps – Commodities	Net investment income	—	—	—		(7,292)
Options, warrants, and rights	Net investment income	(3,097)	(6,430)	(10,010)		(6,909)
Total		$(13,826)	$(14,432)	$(30,672	) $	(15,912)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the three and nine months ended September 30, 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended September 30, 2009		Nine months ended September 30, 2009
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$—	$151	$164,421	$21,000
Total return swaps	—	8,713	—	20,857
Interest rate options	416,693	—	1,319,863	—
Options – equity	86,268	38,458	214,068	60,486
Rights – equity	—	—	7,870	4,212
Total	$502,961	$47,322	$1,706,222	$106,555

4.	RETROCESSIONS

The Company utilizes retrocession agreements in an effort to reduce the risk of loss on business assumed. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from retrocessionaires are recorded as assets. For the nine months ended September 30, 2009 and 2008, loss and loss adjustment expenses incurred are net of loss and loss expenses recovered and recoverable of $2.1 million and $9.2 million, respectively. Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At September 30, 2009, the Company had loss recoverables of $0.4 million (December 31, 2008: $0.2 million) with a retrocessionaire rated "A+ (superior)" by A.M. Best Company. Additionally, at September 30, 2009, the Company had loss recoverables of $6.3 million (December 31, 2008: $11.5 million) with unrated retrocessionaires. At September 30, 2009, the Company retained funds and other collateral, including parental guarantees, from the unrated retrocessionaires, and the Company had recorded no provision for uncollectible losses recoverable.

Table of content

5.  SHARE CAPITAL

The Class A Ordinary Shares of the Company are listed on Nasdaq Global Select Market under the symbol "GLRE". On July 10, 2009, the Securities and Exchange Commission ("SEC") declared effective the Company's Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities.

During the nine months ended September 30, 2009, 201,956 (December 31, 2008: 141,465) restricted Class A Ordinary Shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from date of issue, subject to the grantee's continued service with the Company.

 During the nine months ended September 30, 2009, the Company also issued to certain directors 35,875 (December 31, 2008: 20,724) restricted Class A Ordinary Shares as part of the directors’ remuneration. Each of these restricted shares issued to the directors contains similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The restricted share award activities during the nine months ended September 30, 2009 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2008	270,349	$17.80
Granted	237,831	15.30
Vested	(20,724)	18.65
Forfeited	(12,674)	18.09
Balance at September 30, 2009	474,782	$16.51

During the nine months ended September 30, 2009, 47,000 (September 30, 2008: 660) stock options were exercised which had a weighted average exercise price of $12.41 (September 30, 2008: $13.85) per share.  The Company issued new Class A Ordinary Shares from the shares authorized for issuance under the Company’s stock incentive plan.   The intrinsic value of options exercised during the nine months ended September 30, 2009 was $228,170 (September 30, 2008: $6,067).  At September 30, 2009, 133,897 Class A Ordinary Shares were available for future issuance under the Company’s stock incentive plan.

Employee and director stock option activities during the nine months ended September 30, 2009 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2008	1,258,340	$13.27	$6.35
Granted	80,000	28.44	6.25
Exercised	(47,000)	12.41	6.45
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2009	1,291,340	$14.24	$6.34

On August 6, 2009, the Company repurchased 25,000 share purchase options previously granted to a service provider. The options were repurchased at a price of $8.50 per option.  At September 30, 2009, there are 325,000 service provider share purchase options outstanding.

The following table is a summary of voting Ordinary Shares issued and outstanding:

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Class A	Class B	Class A	Class B
Balance – beginning of period	29,781,736	6,254,949	29,847,787	6,254,949
Issue of Ordinary Shares, net of forfeitures	272,157	—	162,849	—
Balance – end of period	30,053,893	6,254,949	30,010,636	6,254,949

Table of content

6.	RELATED PARTY TRANSACTIONS

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

   Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008, the portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. In addition, the performance compensation for the year ended December 31, 2009 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the aggregate loss is earned. For the nine months ended September 30, 2009, performance compensation of $16.3 million was recorded at the reduced rate of 10%, and remained payable as of September 30, 2009.

Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment income for the three months ended September 30, 2009 are management fees of $2.9 million (September 30, 2008: $2.6 million). Included in net investment income for the nine months ended September 30, 2009 are management fees of $7.6 million (September 30, 2008: $7.7 million). The management fees were fully paid as of September 30, 2009 and December 31, 2008.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors will provide investor relations services to the Company for a monthly compensation of $5,000 plus expenses. The agreement is automatically renewed for one year periods until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

7.	COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space in the Cayman Islands.

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

The total rent expense relating to leased office spaces for the nine months ended September 30, 2009 was $386,568 (2008: $70,271).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years, as presented in the schedule below, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to this agreement.

Table of content

Private and unlisted investments

From time to time the Company makes investments in private and unlisted investments. As part of the Company's participation in such private and unlisted investments, the Company may make funding commitments. As of September 30, 2009, the Company had commitments to invest an additional $18.6 million in private and unlisted investments. Included in the schedule below are the minimum payment obligations relating to these investments.

The following is a schedule of remaining future minimum payments required under the above commitments for the next five years and thereafter:

	Year ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	($ in thousands)
Operating lease obligations	$95	$345	$276	$276	$276	$1,243	$2,511
Specialist service agreement	220	689	400	150	—	—	1,459
Private and unlisted investments (1)	18,199	450	—	—	—	—	18,649
	$18,514	$1,484	$676	$426	$276	$1,243	$22,619

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2009.

Letters of Credit

At September 30, 2009, the Company had a $400.0 million letter of credit facility with Citibank N.A. This facility terminates on October 11, 2010, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date. In addition, at September 30, 2009, the Company had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited ("Butterfield Bank"). This facility terminates on June 6, 2010, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date. On July 21, 2009, the Company entered into a $50.0 million letter of credit facility with Bank of America, N.A. This facility terminates on July 20, 2010, although the termination date is automatically extended for an additional year unless notice is delivered to the other party at least 90 days prior to the termination date.

At September 30, 2009, an aggregate amount of $263.1 million (December 31, 2008: $167.3 million) in letters of credit were issued under the above-referenced facilities. Under these facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At September 30, 2009, total equity securities and cash equivalents with a fair value in the aggregate of $331.0 million (December 31, 2008: $220.2 million) were pledged as security against the letters of credit issued. Each of the facilities requires that the Company comply with certain covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Subsidiary will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2009 and December 31, 2008.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of September 30, 2009, the Company was not a party to any litigation or arbitration proceedings.

Table of content
8.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	($ in thousands)
Property
Commercial lines	$3,800	5.8%	$7,500	19.9%	$26,213	12.6%	$13,591	10.2%
Personal lines	10,948	16.6	412	1.1	28,630	13.8	(3,688)	(2.8)
Casualty
General liability	11,095	16.8	2,165	5.8	27,175	13.1	12,499	9.3
Motor liability	26,316	39.9	15,428	40.9	63,296	30.4	52,295	39.2
Professional liability	—	—	—	—	—	—	2,150	1.6
Specialty
Health	10,167	15.4	7,621	20.2	36,228	17.4	36,028	26.8
Medical malpractice	292	0.4	1,324	3.5	5,177	2.5	8,363	6.3
Workers’ compensation	3,365	5.1	3,234	8.6	21,182	10.2	12,572	9.4
	$65,983	100.0%	$37,684	100.0%	$207,901	100.0%	$133,810	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	($ in thousands)
USA	$62,238	94.3%	$27,787	73.7%	$182,053	87.6%	$114,025	85.2%
Worldwide (1)	3,745	5.7	9,897	26.3	24,103	11.6	18,985	14.2
Caribbean	—	—	—	—	1,745	0.8	800	0.6
	$65,983	100.0%	$37,684	100.0%	$207,901	100.0%	$133,810	100.0%

(1)           "Worldwide" risk is comprised of individual policies that insure risks on a worldwide basis.

Table of content

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008 and financial condition as of September 30, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

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

In addition, we seek to form strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant Holding Company, Ltd. ("Verdant"), a wholly-owned subsidiary, principally for the purpose of making strategic investments in a select group of property and casualty insurers and general agents in the U.S.

Table of content

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by U.S. GAAP. Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Outlook and Trends

We believe that the rebound in the financial markets in the second and third quarters of 2009 has resulted in restored financial positions in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market which has likely resulted in a delay in significant price increases for our specialty products. In addition, the lack of large catastrophes in 2009 to date has preserved capital in the property and casualty industry. Exacerbating this is the slowdown in worldwide economic activity, which we believe in turn has decreased the demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed, and in some areas reversed themselves. We believe that pricing of the property and casualty insurance business will be relatively flat for the near term until insurers and reinsurers begin to realize that the current price levels are not economically rational. Given that the prior years' reserve redundancies have been reduced substantially, and current interest rates are low, we believe the industry will eventually need to increase pricing. However, we do not expect to see the effects of this until late 2010 or 2011. Price increases could occur earlier if financial and credit markets experience additional adverse shocks which result in loss of capital of insurers and reinsurers.

    We believe that we are well positioned to compete for attractive opportunities in frequency business due to our increasing market recognition and the development of certain strategic relationships. In addition, there are a number of insurers and reinsurers who continue to suffer from capacity issues even after the rebound of the financial markets in the second and third quarters of 2009.  We have seen a number of large premium, frequency-oriented opportunities that we believe fit well within our business strategy.  These opportunities could increase if financial and credit markets report large losses. We have also begun to see some consolidation in the industry in 2009.  We believe if merger and acquisition activity increases, we could benefit as the number of industry participants decreases.

    If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on and compete for resulting opportunities. In some markets, such as subsectors of the credit and surety markets, we believe prices are rising substantially and reinsurance capacity is being withdrawn due to recent loss activity. In the first nine months of 2009, we have seen pricing of property catastrophe retrocession business increase substantially. While it is unclear what other businesses could be significantly affected by the current financial and credit issues, we believe that opportunities are likely to arise in a number of areas, including the following:

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

Table of content

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

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009, we reported net income of $32.3 million, as compared to a net loss of $118.4 million reported for the same period in 2008. The increase in net income is principally due to our investment portfolio reporting a net investment gain of $32.6 million, or a return of 4.3%, for the third quarter of 2009 as compared to a net investment loss of $117.8 million, or a loss of 15.9%, for the same period in 2008. Underwriting income reported for the three months ended September 30, 2009 increased to $4.2 million from $1.6 million reported for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, we reported a net income of $152.3 million, as compared to a net loss of $89.6 million reported for the same period in 2008. The increase in net income is principally due to our investment portfolio reporting a net gain of $148.7 million, or a return of 24.2%, for the nine months ended September 30, 2009 as compared to a net investment loss of $92.5 million, or a loss of 12.9%, for the same period in 2008. Underwriting income reported for the nine months ended September 30, 2009 increased to $17.2 million from $13.2 million reported for the nine months ended September 30, 2008.

Our primary financial goal is to increase the long-term value in fully diluted book value per share. During the three months ended September 30, 2009, fully diluted book value increased by $0.89 per share, or 5.3%, to $17.62 per share from $16.73 per share at June 30, 2009. During the nine months ended September 30, 2009, fully diluted book value increased by $4.07 per share, or 30.0%, to $17.62 per share from $13.55 per share at December 31, 2008. Fully diluted book value per share is a non-GAAP measure and represents basic book value per share combined with the impact from dilution of share based compensation including in-the-money stock options as of any period end. We believe that long-term growth in fully diluted book value per share is the most relevant measure of our financial performance. In addition, fully diluted book value per share may be of benefit to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

As a result of adopting FASB's amendment to topic ASC 810-10-45(Consolidation) during 2009, the non-controlling interest in joint venture was reclassified from liabilities into shareholders’ equity for all prior periods. As a result of this reclassification, the recalculated fully diluted book value per share at December 31, 2008 was $13.55 per share (compared to $13.39 per share reported prior to adopting the new accounting standard).

Table of content

  Premiums Written

Details of gross premiums written are provided below:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Frequency	$62,238	94.3%	$27,787	73.7%	$176,084	84.7%	$105,432	78.8%
Severity	3,745	5.7	9,897	26.3	31,817	15.3	28,378	21.2
Total	$65,983	100.0%	$37,684	100.0%	$207,901	100.0%	$133,810	100.0%

We expect quarterly reporting of premiums written to remain volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency business and severity business when comparing the three and nine month periods ended September 30, 2009 and 2008. A detailed analysis of gross premiums written by line of business can be found in Note 8 to the condensed consolidated financial statements.

For the three months ended September 30, 2009, our frequency premiums increased by $34.5 million compared to the same period in 2008. The increase was principally due to general liability and motor liability lines which accounted for $11.2 million and $10.8 million of the increase, respectively, as well as a multi-year homeowners’ personal lines contract entered into during the second quarter of 2009, which accounted for $11.0 million of the increase.

For the nine months ended September 30, 2009, the $70.6 million increase in frequency premiums written was largely attributable to a multi-year homeowners’ personal lines contract which accounted for $28.6 million of the increase. In addition, general liability, motor liability, and workers’ compensation lines contributed $18.1 million, $10.9 million, and $8.6 million, respectively, to the increase in frequency premiums written. The remaining increases in frequency premiums were a result of premiums returned and adjusted during the comparable nine months ended September 30, 2008.

For the three months ended September 30, 2009, the decrease in severity premiums of $6.2 million was partially due to a commercial lines contract renewed with higher limits retained by the client at a lower premium amount, and partially due to a general liability clash contract not being renewed in 2009.

For the nine months ended September 30, 2009, the increase in severity premiums of $3.4 million was principally due to an increase in commercial property lines ($12.6 million), offset by decreases in other lines including, medical malpractice ($3.6 million), general liability ($3.4 million) and professional liability lines ($2.1 million).

For the three months ended September 30, 2009, our ceded premiums of $2.9 million were higher than the same period in 2008 due to the increase in written premiums for general liability frequency contracts resulting in higher ceded premiums on the corresponding retroceded general liability contracts. The negative premiums ceded reported for the three months ended September 30, 2008 related to premium adjustments on a number of retroceded frequency contracts.

For the nine months ended September 30, 2009, our ceded premiums were $10.7 million compared to $13.7 million of ceded premiums for the same period in 2008. The decrease in ceded premiums is the net impact of a specialty health frequency contract and its corresponding retroceded contracts not being renewed in 2009, and a new general liability retroceded contract entered into during 2009.

Details of net premiums written are provided below:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Frequency	$59,493	94.3%	$28,956	74.5%	$166,262	84.3%	$91,714	76.4%
Severity	3,596	5.7	9,897	25.5	30,914	15.7	28,378	23.6
Total	$63,089	100.0%	$38,853	100.0%	$197,176	100.0%	$120,092	100.0%

Table of content

 Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts in proportion to the period of protection. Details of net premiums earned are provided below:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Frequency	$47,176	83.3%	$21,042	73.6%	$117,208	77.0%	$54,338	67.3%
Severity	9,481	16.7	7,555	26.4	34,989	23.0	26,433	32.7
Total	$56,657	100.0%	$28,597	100.0%	$152,197	100.0%	$80,771	100.0%

The increase in net premiums earned for the three and nine months ended September 30, 2009 is attributable principally to increased frequency premiums being earned as a result of the frequency portfolio developing further, as compared to the corresponding 2008 periods. Increases in severity premiums earned are a direct result of increases in severity premiums written during the nine months ended September 30, 2009.

     Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Frequency	$30,517	88.1%	$5,142	34.8%	$71,226	80.6%	$19,240	53.1%
Severity	4,126	11.9	9,635	65.2	17,160	19.4	16,998	46.9
Total	$34,643	100.0%	$14,777	100.0%	$88,386	100.0%	$36,238	100.0%

The loss ratios for our frequency business were 64.7% and 24.4% for the three months ended September 30, 2009 and 2008, respectively. The increase in frequency loss ratio is mostly the result of the mix of contracts and a large reduction of estimated ultimate losses recorded on a personal property contract during the three months ended September 30, 2008. To a lesser extent, the increase in loss ratio was a result of adjustments to the expected loss ratios on certain motor and general liability contracts resulting from our quarterly review of loss reserves. The net impact on losses incurred of the adjustments relating to frequency contracts amounted to $1.5 million, offset by a $0.1 million reduction in adjustable commissions on certain contracts.

The loss ratio on severity contracts was 43.5% and 127.5% for the three months ended September 30, 2009 and 2008, respectively. The $4.1 million in severity losses incurred for the three months ended September 30, 2009 were principally related to a $3.4 million loss on a casualty clash contract relating to California wildfires. The $9.6 million in severity losses for the three months ended September 30, 2008 was principally related to a $6.8 million loss on the same casualty clash contract for sub-prime related claims.

For the nine months ended September 30, 2009 and 2008 the loss ratios for our frequency business were 60.8% and 35.4%, respectively. The increase in frequency loss ratio is primarily due to the fact that the loss ratio for the nine months ended September 30, 2008, was exceptionally low due to favorable loss development on a large personal property contract. For the nine months ended September 30, 2009, a more diverse mix of business, including motor liability, general liability and specialty health contracts which generally have higher expected loss ratios, resulted in our loss ratio being higher than for the same period in 2008.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 49.0% and 64.3% for the nine months ended September 30, 2009 and 2008, respectively. While the severity loss ratios decreased, the amount of losses incurred on severity contracts did not change significantly. This is a function of higher earned premiums on certain catastrophe contracts with lower losses due to the absence of any significant catastrophe during the nine months ended September 30, 2009. During the nine months ended September 30, 2009 the majority of losses incurred related to losses reported during 2009 on a 2008 aggregate catastrophe excess of loss contract, and an additional loss notified during 2009 on a 2007 casualty clash contract.

Table of content

Losses incurred in the three and nine months ended September 30, 2009 can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three and nine months ended September 30, 2009 and 2008 were comprised as follows:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$18,889	$(185)	$18,704	$7,469	$(2,042)	$5,427
Change in reserves	16,081	(142)	15,939	11,150	(1,800)	9,350
Total	$34,970	$(327)	$34,643	$18,619	$(3,842)	$14,777

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$36,079	$(2,868)	$33,211	$19,309	$(6,451)	$12,858
Change in reserves	50,164	5,011	55,175	26,139	(2,759)	23,380
Total	$86,243	$2,143	$88,386	$45,448	$(9,210)	$36,238

The increase in gross losses incurred (losses paid and changes in reserves) for the three and nine months ended September 30, 2009, is principally due to higher premiums being earned on a more diverse mix of business and the underwriting portfolio continuing to develop. For the nine months ended September 30, 2009, the decrease in ceded reserves of $5.0 million was principally due to favorable loss development on an inward contract and the reduction in reserves recoverable on the corresponding retroceded contract. During the nine months ended September 30, 2009, the net unfavorable loss development on prior period frequency and severity contracts amounted to $5.1 million and $9.8 million, respectively.

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

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Frequency	$16,193	91.1%	$12,508	102.5%	$43,809	94.0%	$29,045	92.6%
Severity	1,574	8.9	(304)	(2.5)	2,782	6.0	2,316	7.4
Total	$17,767	100.0%	$12,204	100.0%	$46,591	100.0%	$31,361	100.0%

Increased acquisition costs for the three and nine months ended September 30, 2009, compared to the same periods in 2008, are a result of the increases in premiums earned during the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, the acquisition cost ratios for frequency business were 34.3% and 37.4%, respectively, compared to 59.4% and 53.5%, respectively, for the same periods in 2008. The lower ratios are due to the fact that the acquisition cost ratio for the three and nine months ended September 30, 2008 were abnormally high due to the accrual of profit commissions on a large personal lines contract as a result of favorable loss development. To a lesser extent, the decrease in the acquisition ratios during the three and nine months ended September 30, 2009 are also attributed to downward adjustments in commissions for certain general liability and motor liability contracts resulting from the increases in the expected loss ratios on these adjustable commission contracts.

We expect acquisition costs to be higher for frequency business than for severity business. The acquisition cost ratio for severity business was 8.0% for the nine months ended September 30, 2009 compared to 8.8% for the same period in 2008. The lower acquisition cost ratio is a result of the reversal of profit commissions previously accrued relating to an aggregate catastrophe severity contract which reported a large loss during the nine months ended September 30, 2009. Overall, the total acquisition cost ratio decreased to 30.6% for the nine months ended September 30, 2009 from 38.8% for the same period in 2008.

Table of content

     General and Administrative Expenses

For the three months ended September 30, 2009, we reported general and administrative expenses of $4.1 million compared to $3.5 million reported during the same period in 2008. The increase is principally due to an increase in the accrued amount for the deferred component of the employees’ incentive compensation plan, and to a lesser extent due to higher salaries and benefits relating to the addition of three new employees during the 2009.

Our general and administrative expenses of $13.8 million for the nine months ended September 30, 2009 were higher than the $11.1 million reported for the same period in 2008 principally due to an increase in the accrued amount for the deferred component of the employee' incentive compensation plan, and to a lesser extent due to higher salaries and benefits relating to the addition of three new employees during 2009. The general and administrative expenses for the nine months ended September 30, 2009 and 2008 include $2.5 million and $2.3 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

     Net Investment Income

A summary of our net investment income is as follows:
	Three months ended September 30,		Nine months ended September 30,
	($ in thousands)		($ in thousands)
	2009	2008	2009	2008
Realized gains (losses) and movement in unrealized gains and losses, net	$39,648	$(121,075)	$170,846	$(89,008)
Interest, dividend and other investment income	2,997	4,368	12,725	17,308
Interest, dividend and other investment expenses	(3,570)	(4,611)	(11,006)	(13,112)
Investment advisor compensation	(6,447)	3,509	(23,898)	(7,734)
Net investment income (loss)	$32,628	$(117,809)	$148,667	$(92,546)

Investment income, net of all fees and expenses, resulted in a gain of 4.3% on our investment portfolio managed by DME Advisors for the three months ended September 30, 2009, compared to a loss of 15.9% for the same period in 2008. Investment income, net of all fees and expenses, resulted in a gain of 24.2% on our investment portfolio for the nine months ended September 30, 2009. This compares to a loss of 12.9% reported for the corresponding 2008 period.  For the nine months ended September 30, 2009, our long investments gained 50.4% on a gross basis, while our short investments lost 21.2%.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. For the year ended December 31, 2008, the portfolio reported an investment loss and as a result no performance compensation was paid to DME Advisors for fiscal 2008. The performance compensation for the year ended December 31, 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of September 30, 2009, the loss carry forward balance was $142.6 million. Included in investment advisor compensation for the three and nine months ended September 30, 2009 was performance compensation of $3.6 million and $16.3 million, respectively.

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

Table of content

     Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

Verdant, a Delaware corporation, is subject to corporate income taxes on its taxable income. The effective federal income tax rate for Verdant is expected to be 35%. For the nine months ended September 30, 2009, a current tax expense of $28,400 was recorded based on the pre-tax income earned by Verdant during the period. At September 30, 2009, included in our condensed consolidated balance sheet under other assets is a deferred tax asset of $71,500 resulting from the temporary differences between taxable income and reported net income of Verdant. An accrual had been recorded for taxes payable in other liabilities in the condensed consolidated balance sheet at September 30, 2009 for $99,900. We believe it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. We have not taken any tax position relating to Verdant that is subject to uncertainty or that would have a material impact on our financial statement.

     Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	60.8%	49.0%	58.1%	35.4%	64.3%	44.9%
Acquisition cost ratio	37.4%	8.0%	30.6%	53.5%	8.8%	38.8%
Composite ratio	98.2%	57.0%	88.7%	88.9%	73.1%	83.7%
Internal expense ratio			9.1%			13.8%
Combined ratio			97.8%			97.5%

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. We expect our internal expense ratio to decrease as we continue to expand our underwriting operations. During the nine months ended September 30, 2009, our net earned premiums increased 88.4% while our general and administrative expenses increased 24.0% as compared to the corresponding 2008 period, resulting in a lower internal expense ratio.

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income or other income into account. The reported combined ratio for the nine months ended September 30, 2009 was 97.8% compared to 97.5% for the same period in 2008. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Table of content

Financial Condition

Investments

 As of September 30, 2009, our investments reported in the condensed consolidated balance sheets were $771.1 million compared to $494.0 million as of December 31, 2008, an increase of 56.1%. The increase was principally due to investment income of $148.7 million for the nine months ended September 30, 2009, and partly due to investments purchased from available cash and net positive cash flows generated from underwriting operations. As of September 30, 2009, our investment portfolio, excluding credit default swaps, gold and currency exposures, had a gross overall exposure of 90% long and 58% short (December 31, 2008: 80% long and 40% short).

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of September 30, 2009, 83.5% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 14.9% was comprised of investments valued based on observable inputs other than quoted prices (Level 2) and 1.6% was comprised of investments valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2009, $153.4 million of our investments including derivatives were valued based on multiple broker quotes, all of which were based on observable market information and classified as Level 2. During the nine months ended September 30, 2009, debt instruments with a fair value of $5.0 million were transferred from Level 2 to Level 3, as there was no longer an active market for these instruments and we were unable to obtain multiple quotes for these instruments. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expectation of future cash flows, and other non-observable inputs. In addition, during the nine months ended September 30, 2009, debt instruments with a fair value of $3.2 million were transferred out of Level 3, as multiple broker quotes were obtained for determining fair values. During the nine months ended September 30, 2009, unlisted equity securities with a fair value of $1.6 million were transferred from Level 2 to Level 3 as there was no longer an active market for these securities. The fair value of these securities was estimated based on a single quote from a market maker.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain debt instruments. In addition, other non-observable inputs used for valuing private and unlisted equity investments include investment manager statements and management estimates based on third party appraisals of underlying assets.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR as well as allocated and unallocated loss expenses. These estimated ultimate reserves are based on our actuarial models and historical experience, and are compared against reports received from ceding companies. These estimates are reviewed quarterly on a contract by contract basis and adjusted when appropriate. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future occurrences.

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

Table of content

Reserves for loss and loss adjustment expenses as of September 30, 2009 and December 31, 2008 were comprised of the following:

	September 30, 2009			December 31, 2008
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$18,004	$70,163	$88,167	$6,666	$49,127	$55,793
Severity	18,887	24,557	43,444	—	25,632	25,632
Total	$36,891	$94,720	$131,611	$6,666	$74,759	$81,425

The increase in loss reserves is principally due to the increase in earned premiums during the nine months ended September 30, 2009. As of September 30, 2009, the frequency case reserves pertained principally to motor liability contracts ($14.4 million) while the severity case reserves pertained principally to a catastrophe excess of loss contract ($6.7 million), a casualty clash contract ($6.8 million), and a worldwide natural peril contract ($1.5 million) with the balance relating to general liability and professional liability contracts.

 For most of the contracts written as of September 30, 2009, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of September 30, 2009, our maximum aggregate loss exposure to any series of natural peril events was $99.4 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the sum of all the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA (1)	$64,150	$99,350
Europe	52,600	72,800
Japan	52,600	72,800
Rest of the world	32,600	52,800
Maximum Aggregate	64,150	99,350

(1)  Includes the Caribbean

Liquidity and Capital Resources

General

Greenlight Capital Re, Ltd. is organized as a holding company with no operations of its own. As a holding company it has minimal continuing cash needs, most of which are for administrative expenses. All our underwriting operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Reinsurance"), which underwrites risks associated with property and casualty reinsurance programs. Restrictions on Greenlight Reinsurance’s ability to pay dividends are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our Ordinary Shares.

Table of content

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), other income from fees generated by Verdant, and investment income (net of advisory compensation and investment expenses), including realized gains. We use cash to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. In addition, during the nine months ended September 30, 2009, we used $15.0 million to purchase promissory notes as part of our strategic alliance with insurance companies and general agents. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of September 30, 2009, approximately $749.0 million of our assets were comprised of publicly-traded long equity securities, actively traded debt instruments and gold bullion, which can be readily liquidated to meet current and future liabilities. We believe that we have sufficient flexibility to liquidate our long securities to generate liquidity. Similarly, we can generate liquidity from our short portfolio by covering securities and by freeing up restricted cash no longer required for collateral.

For the nine months ended September 30, 2009, we generated $58.0 million in cash from operating activities primarily relating to net premiums collected and retained from underwriting operations. As of September 30, 2009, we believe we have sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities, other income from Verdant’s operations and net investment income. We filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We have no current plans to issue equity or debt and expect to fund our operations for the foreseeable future using operating cash flow.

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

Letters of Credit

 Greenlight Reinsurance is not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Because certain jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

 As of September 30, 2009, Greenlight Reinsurance had a letter of credit facility of $400.0 million with Citibank, N.A. with a termination date of October 11, 2010. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

As of September 30, 2009, Greenlight Reinsurance had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited ("Butterfield Bank") with a termination date of June 6, 2010. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date.

On July 21, 2009, Greenlight Reinsurance entered into a $50.0 million letter of credit facility with Bank of America, N.A. This facility terminates on July 20, 2010, although the termination date is automatically extended for an additional year unless notice is delivered to the other party at least 90 days prior to the termination date.

 As of September 30, 2009, an aggregate of $263.1 million (December 31, 2008: $167.3 million) in letters of credit were issued from the available $475.0 million facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities and cash equivalents. As of September 30, 2009, we had pledged $331.0 million (December 31, 2008: $220.2 million) of equity securities and cash equivalents as collateral for the above letter of credit facilities.

                Each of the facilities contains various covenants that, in part, restrict Greenlight Reinsurance's ability to place a lien or charge on the pledged assets and further restrict Greenlight Reinsurance's ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Reinsurance will be prohibited from paying dividends to us. For the nine months ended September 30, 2009, the Company was in compliance with all of the covenants under each of these facilities.

Table of content

Capital

As of September 30, 2009, total shareholders’ equity was $648.7 million compared to $491.4 million at December 31, 2008. This increase in total shareholders’ equity is principally due to the net income of $152.3 million reported during the nine months ended September 30, 2009.

Our capital structure currently consists entirely of equity issued in two separate classes of Ordinary Shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. We filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We did not make any significant capital expenditures during the three months ended September 30, 2009.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of September 30, 2009:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$370	$552	$552	$1,037	$2,511
Specialist service agreement	784	675	—	—	1,459
Private and unlisted investments (2)	18,649	—	—	—	18,649
Loss and loss adjustment expense reserves (3)	48,744	46,369	21,262	15,236	131,611
	$68,547	$47,596	$21,814	$16,273	$154,230

(1)         Reflects our contractual obligations pursuant to the September 1, 2005 lease agreement and the July 9, 2008 lease agreement as described below.

(2)
As of September 30, 2009, we had made commitments to invest a total of $49.7 million in private and unlisted investments. As of September 30, 2009, we had invested $31.1 million of this amount, and our remaining commitments to these investments were $18.6 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments with no fixed payment schedules will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private and unlisted equity securities without specific approval from the Board of Directors.

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

Table of content

We have entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years to ensure any contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 7 to the accompanying condensed consolidated financial statements.

 On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008 through December 31, 2010, with automatic three-year renewals unless either the Company or DME Advisors terminates the agreement by giving 90 days notice prior to the end of the three-year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008 the portfolio reported a net investment loss and as a result no performance compensation was paid to DME Advisors. The performance compensation for the year ended December 31, 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of September 30, 2009, the loss carry forward balance was $142.6 million. For the nine months ended September 30, 2009, $16.3 million was accrued relating to performance compensation for DME Advisors at the reduced rate of 10% of profits.

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

Table of content

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:
• equity price risk;
• foreign currency risk;
• interest rate risk;
• credit risk;
• effects of inflation; and
• political risk.

Equity price risk. As of September 30, 2009, our investment portfolio includes long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2009, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $9.7 million, or 1.2%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign currency risk. Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2009, we had no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments and speculative foreign cash positions due to a decline in the exchange rate of the foreign currency in which the cash and investments are denominated. As of September 30, 2009, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies including European Union euro, Australian dollar, Canadian dollar, and Hong Kong dollar, leading to a net exposure to foreign currencies of $48.6 million. As of September 30, 2009, a 10% decrease in the value of the United States dollar against select foreign currencies would result in a $4.9 million, or 0.6%, increase in the value of our investment portfolio.

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and should not be relied on as indicative of future results.

Interest rate risk. Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, credit default swaps and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and conversely, as interest rates fall, the market value of our long fixed-income portfolio rises. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. We monitor our exposure to interest rate risks to ensure we continually understand our exposures to interest rate movements. Periodically we purchase interest rate sensitive securities or derivatives as part of our investment strategy. Currently we have entered into interest rate options which will provide positive returns in the event of rising interest rates.

Table of content

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2009.

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(1,868)	(0.24)%	$2,154	0.27%
Credit default swaps	(195)	(0.02)	195	0.02
Interest rate options	9,609	1.21	(5,057)	(0.64)
Net exposure to interest rate risk	$7,546	0.95%	$(2,708)	(0.35)%

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of investments in debt instruments, credit default swaps and interest rate options, and should not be relied on as indicative of future results.

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

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered under this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Table of content

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

   As of September 30, 2009, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A Ordinary Shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2009, there were no repurchases of our Class A Ordinary Shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1	Letter of credit agreement executed July 21, 2009 between Greenlight Reinsurance, Ltd. and Bank of America, N.A.
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	November 2, 2009

/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	November 2, 2009