Form 10-K
period 2009-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2010-02-24
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-33493

Greenlight Capital Re, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Market Street, Suite 1207, Camana Bay
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer  ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2009 was $446,315,726 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 1, 2010, there were 30,063,893 Class A ordinary shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2010 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 28, 2010 are incorporated by reference in Part III of this annual report on Form 10-K.

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

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
Verdant	Verdant Holding Company, Ltd.

Company Overview

Greenlight Capital Re is a holding company that was incorporated in July 2004 under the laws of Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s Class A ordinary shares and Class B ordinary shares, ("ordinary shares"). On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, as well as an additional $50.0 million from a private placement of Class B ordinary shares.

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

Verdant Holding Company, Ltd (“Verdant”), a wholly owned subsidiary of Greenlight Capital Re, Ltd, is incorporated in the state of Delaware principally for the purpose of making strategic investments in a select group of property and casualty insurers and general agents in the U.S.

Description of Business

    We manage our business on the basis of one operating segment; property and casualty reinsurance. In September 2008, the Cayman Islands Monetary Authority granted approval for us to engage in long term business (e.g., life insurance, long term disability, long term care, etc.) in addition to our current property and casualty reinsurance business but to date we have not offered or written any long term products. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

•
we focus on offering customized reinsurance solutions to select customers at times and in markets where capacity and alternatives are limited rather than pursuing and participating in broadly available traditional property and casualty opportunities;

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

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategy of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with a third-party investment advisor that is compensated with both a fixed annual fee based on assets under management and on the positive performance of our portfolio. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2010 and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

Severity business is typically characterized by contracts with the potential for significant losses emanating from one event, or multiple events. Clients generally buy this protection to reduce volatility from their balance sheets and, accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than our frequency business.

While we intend to continue to diversify our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue:

•	targeting markets where capacity and alternatives are underserved or constrained;

•	seeking clients with appropriate expertise in their line of business;

•	employing strict underwriting discipline;

•	selecting reinsurance opportunities with favorable returns on equity over the life of the contract; and

•	strengthening and expanding relationships with existing clients.

The following table sets forth our gross premiums written by line of business for the years ended December 31, 2009, 2008 and 2007:
	2009		2008			2007
	($ in thousands)
Property
Commercial lines	$26,113	10.1%	$13,591		8.4%	$17,532	13.8%
Personal lines	34,434	13.3	(4,071)	(1)	(2.5)	41,291	32.5
Casualty
General liability	40,320	15.6	16,948		10.4	17,597	13.8
Motor liability	78,161	30.2	72,578		44.7	795	0.6
Professional liability	12	—	2,150		1.3	27,230	21.4
Specialty
Health	47,749	18.4	40,210		24.7	16,489	13.0
Medical malpractice	5,703	2.2	4,641		2.9	6,197	4.9
Workers’ compensation	26,326	10.2	16,348		10.1	—	—
	$258,818	100.0%	$162,395		100.0%	$127,131	100.0%

(1)	Represents our share of gross return premiums based on updated information received from client.

The following table sets forth our gross premiums written by the geographic area of the risk insured for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	($ in thousands)
USA	$233,058	90.0%	$142,604	87.8%	$79,647	62.6%
Worldwide(1)	24,015	9.3	18,991	11.7	44,722	35.2
Europe	—	—	—	—	2,157	1.7
Caribbean	1,745	0.7	800	0.5	605	0.5
	258,818	100.0%	$162,395	100.0%	$127,131	100.0%

(1)	“Worldwide” risk is comprised of individual policies that insure risks on a worldwide basis.

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

We aim to build and strengthen long-term relationships with global reinsurance brokers and captive insurance companies located in the Cayman Islands. Our management team has significant relationships with most of the primary and specialty broker intermediaries in the reinsurance marketplace. We believe that by maintaining close relationships with brokers we will be able to continue to obtain access to a broad range of reinsurance clients and opportunities.

We focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract. We review and approve all contract submissions in our corporate offices located in the Cayman Islands. We have entered into a service agreement with a specialist service provider. Under the agreement, the specialist provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts.

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

•	customized solutions that address the specific business needs of our clients;

•	rapid and substantive responses to proposal and pricing quote requests;

•	timely payment of claims;

•	financial security; and

•	clear indication of risks we will and will not underwrite.

The following table sets forth our gross premiums written by brokers for the years ended December 31, 2009, 2008 and 2007:

	2009			2008			2007
	($ in thousands)
Name of Broker
AON Benfield (1)	$79,419		30.7%	$35,736		22.0%	$37,414	29.5%
Cornerstone Re	62,346		24.1	25,552		15.7	—	—
Frontline Insurance Managers	11		—	(4,071)	(2)	(2.5)	41,291	32.5
Lainston International Mgmt	3,154		1.2	5,955		3.7	12,112	9.5
Marsh & McLennan Companies	9,397		3.6	9,910		6.1	1,958	1.5
Reinsurance Cooperative Associates, LLC	60,043		23.2	50,000		30.8	—	—
Reinsurance Risk Services	13,885		5.4	2,405		1.5	—	—
RIB Intermediaries	6,771		2.6	9,329		5.7	—	—
Risk & Insurance Consulting, Inc	(121)	(2)	—	12,450		7.7	14,981	11.8
Towers Watson (3)	17,700		6.8	7,500		4.6	10,537	8.3
Other	6,213		2.4	7,629		4.7	8,838	6.9
Total	$258,818		100.0%	$162,395		100.0%	$127,131	100.0%

(1)	AON Ltd acquired Gallagher Re in February 2008 and merged with Benfield Group in December 2008. The historical gross premiums written include those originally sourced by Benfield and Gallagher Re.
(2)	Represents our share of gross return premiums based on updated information received from client.
(3)	Towers Perrin acquired Denis Clayton in 2002 and merged with Watson Wyatt in 2009. The historical gross premiums written include those originally sourced by Watson Wyatt and Denis Clayton.

We believe that by maintaining close relationships with brokers, we are able to obtain access to a range of potential clients that meet our criteria. We meet frequently in the Cayman Islands and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in our executive offices in the Cayman Islands. Due to our dependence on brokers, we may assume a degree of credit risk. See ‘‘Risk Factors — The involvement of reinsurance brokers subjects us to their credit risk.’’

In addition, we continue to expect the large number of captive insurance companies located in the Cayman Islands to be a source of business for us. We aim to develop relationships with potential clients when we believe they have a need for reinsurance, based on our industry knowledge and market trends.

We believe that diversity in our sources of business helps reduce any potential adverse effects arising out of the termination of any one of our business relationships.

Underwriting and Risk Management

We have established a senior team of generalist underwriters and actuaries to operate our reinsurance business. We believe that their experience, coupled with our approach to underwriting, allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary goal is to build a reinsurance portfolio that has attractive economic results. We may underwrite a reinsurance contract that may not demonstrate immediate short-term accounting benefits if we believe it will provide a favorable return on equity over the life of the contract. In pricing our products, we assume investment returns that approximate the risk-free rate, which we review and adjust, if necessary, on an annual basis.

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

Actuarially Based Pricing

We have developed proprietary actuarial models and also use several commercially available tools to price our business. Our models not only consider conventional underwriting metrics, but also incorporate a component for risk aversion that places greater weight on scenarios that result in greater losses. The actuary working on the transaction must agree that the transaction is expected to meet or exceed our return on equity requirements before we commit capital. We price each transaction based on our view of the merits and structure of the transaction.

Act as Lead Underwriter

Typically, one reinsurer acts as the lead underwriter in negotiating principal policy terms and pricing of reinsurance contracts. We aim to act as that lead underwriter for the majority of the aggregate premiums that we underwrite. We believe that lead underwriting is an important factor in achieving long-term success, as lead underwriters typically have greater influence in negotiating pricing, terms and conditions. In addition, we believe that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive risks.

Alignment of Company and Client’s Interests

We seek to ensure each contract we underwrite aligns our interests with our client’s interests. Specifically, depending upon the opportunity we may seek to:

•	pay our clients a commission based upon a predetermined percentage of the profit we realize on the business, which we refer to as a profit commission;

•	provide that the client pays a predetermined amount of all losses before our reinsurance policy will respond to a loss, which we refer to as self insured retentions;

•	provide that the client pays a predetermined proportion of all losses above a predetermined amount, which we refer to as co-participation; and/or

•	charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which we refer to as a reinstatement premium.

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

Integrated Underwriting Operations

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers each reinsurance contract. We believe this method enables us to best understand the risks and likelihood of loss for any particular contract and to provide superior client service.

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

Underwriting Authorities

We use actuarial models that we produce and apply our underwriting guidelines to analyze each reinsurance opportunity before we commit capital. The Underwriting Committee of our Board of Directors has set parameters for zonal and aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee may approve exceptions to the established limits. Our approach to risk control imposes an absolute loss limit on our natural catastrophic exposures rather than an estimate of probable maximum losses and we have established zonal and aggregate limits. We manage all non-catastrophic exposures and other risks by analyzing our maximum loss potential on a contract-by-contract basis. We believe that the maximum underwriting authorities, as set by our Underwriting Committee, will likely change over time, including as and when our capital base changes.

Retrocessional Coverage

We may from time to time purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counter-parties.

The amount of retrocessional coverage that we purchase will vary based on numerous factors some of which include the inherent riskiness of the portfolio of business we write and the level of our capital base. Given our opportunistic approach to underwriting, which may change the composition and inherent riskiness of our underwriting portfolio on an annual basis, it is not possible to predict the level of retrocessional coverage that we will purchase in any given year. To date, our retrocessional coverage has been primarily used as a tool to align our interests with those of our counter-parties.

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of ‘‘A− (Excellent)’’ from either A.M. Best Company, Inc., or “A.M. Best”, or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, or letters of credit.  As of December 31, 2009, the aggregate amount due from reinsurers from retrocessional coverages represents 5.3% of our gross outstanding loss reserves. As of December 31, 2009, all the reinsurers of our retrocessional coverage had either a financial strength rating from A.M. Best of ‘‘A− (Excellent)’’ or better, or we held cash collateral or letters of credit in excess of the estimated losses recoverable.

Capital Allocation

We allocate capital to each contract that we bind. Our capital allocation methodology uses the probability and magnitude of potential for economic loss. We allocate capital for the period from each contract’s inception until the risk is resolved. We have developed a proprietary return on equity capital allocation model to evaluate and price each reinsurance contract that we underwrite. We use different return on equity thresholds depending on the type and risk characteristics of the business we underwrite.

Claims Management

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers each reinsurance contract.

Our claims management process begins upon receipt of claims submissions from our clients which the underwriter reviews for authorization prior to entry and settlement. We believe this ensures we pay claims consistently with the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from our executive officers, which may include our Chief Financial Officer.

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

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

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

Collateral Arrangements and Letter of Credit Facilities

We are not licensed or admitted as an insurer in any jurisdiction other than the Cayman Islands. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2009, we have letter of credit facilities with an aggregate maximum available amount of $475.0 million. As of December 31, 2009, we have issued letters of credit totaling $278.4 million to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Risk Factors — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

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

It is the duty of CIMA:

•	to maintain a general review of insurance practices in the Cayman Islands;

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

•	performance compensation based on the appreciation in the value of our investment account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on profits in any year subsequent to the year in which our investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which our investment portfolio incurs a loss. However, DME Advisors is entitled to earn reduced incentive compensation on subsequent years to the extent it generates profits for our investment portfolio in such years. For the year ended December 31, 2008, our portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. In addition, the performance compensation for subsequent years will be reduced to 10% of net profits until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned. As of December 31, 2009, the loss carry forward balance was $94.3 million.

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which include buying public or private corporate equities and current-pay debt instruments, selling securities short and investing in trade claims, debt instruments of distressed issuers, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), commodities, currencies, leases, break-ups, consolidations, reorganizations and limited partnerships.

Investment Guidelines

The investment guidelines adopted by our Board of Directors, which may be amended or modified from time to time take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders. As of the date hereof, the investment guidelines currently state:

•
Quality Investments: At least 80% of the assets in the investment portfolio are to be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development ("the OECD"), high income countries, cash, cash equivalents, and gold. Assets which are fair valued using unobservable inputs (Level 3 assets) are to be excluded from the 80% calculation above. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

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

•
Monitoring: We require our investment advisor to re-evaluate each position in the investment portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on the investment portfolio to us or as we may reasonably determine.

•
Leverage: The investment portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. The investment advisor may use, in the normal course of business, an aggregate of 20% net margin leverage for periods of less than 30 days.

Investment Results

   Composition

Our investment portfolio managed by DME Advisors contains investments in equity securities, debt instruments, commodities, unrestricted cash and funds held with brokers, derivatives, and securities sold, not yet purchased. The following table represents the fair value of the total long positions as reported in the consolidated financial statements as of December 31, 2009 and 2008:

	2009		2008
	($ in thousands)
Debt instruments	$95,838	10.7%	$70,214	11.8%
Equities – listed	593,201	66.6	409,329	69.0
Private and unlisted equity securities	25,228	2.8	11,897	2.0
Call options	5,285	0.6	2,526	0.5
Put options	8,809	1.0	—	—
Commodities	102,239	11.5	—	—
	830,600	93.2	493,966	83.3
Cash and funds held with brokers	46,422	5.2	94,814	16.0
Financial contracts, net	13,917	1.6	4,279	0.7
Total long investments	$890,939	100%	$593,059	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements as of December 31, 2009 and 2008:

	2009		2008
	($ in thousands)
Equities – listed	$570,875	100.0%	$234,301	100.0%
Total short investments	$570,875	100.0%	$234,301	100.0%

DME Advisors also reports the composition of our managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold, credit default swaps, or interest rate options. In addition, under this methodology, the exposure for total return swaps is reported at full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed and that we believe best represents the risk exposure. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price. The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2009 and 2008:

	2009		2008
	Long %	Short %	Long %	Short %
Debt instruments	10.8%	—%	11.8%	—
Equities & related derivatives	71.8	(64.8)	65.8	(39.3)
Private and unlisted equity securities	2.6	—	1.9	—
Other investments	0.0	(0.1)	—	(0.2)
Total	85.2%	(64.9)%	79.5%	(39.5)%

As of December 31, 2009, our exposure to gold on a delta adjusted basis was 17.3% (2008: 10.4%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2009:

Sector	Long %	Short %	Net %
Basic Materials	5.0%	(2.5)%	2.5%
Consumer Cyclical	1.5	(10.1)	(8.6)
Consumer Non-Cyclical	4.2	(5.3)	(1.1)
Energy	4.3	(2.1)	2.2
Financial	27.0	(27.7)	(0.7)
Healthcare	18.9	(2.7)	16.2
Industrial	12.6	(12.2)	0.4
Technology	11.7	(2.3)	9.4
Total	85.2%	(64.9)%	20.3%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2009:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	40.3%	(32.9)%	7.4%
Mid Cap Equity (≥$1 billion)	25.2	(26.6)	(1.4)
Small Cap Equity (<$1 billion)	7.9	(5.4)	2.5
Debt Instruments	10.7	—	10.7
Other Investments	1.1	—	1.1
Total	85.2%	(64.9)%	20.3%

Investment Returns

A summary of our consolidated net investment income (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$232,410	$(118,667)	$28,051
Interest, dividend and other income	17,038	20,879	21,375
Interest, dividend and other expenses	(16,886)	(18,437)	(7,151)
Investment advisor compensation	(32,701)	(9,901)	(14,633)
Net investment income (loss)	$199,861	$(126,126)	$27,642

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for each year since inception are as follows: (1)

Quarter	2009	2008	2007	2006	2005	2004
1st	4.6%	(0.9)%	(4.2)%	7.5%	2.2%	—%
2nd	13.9	4.5	6.8	2.9	5.4	—
3rd	4.3	(15.9)	(0.8)	6.2	3.0	1.3
4th	6.4	(5.3)	4.2	5.9	2.9	3.9
Full Year	32.1%	(17.6)%	5.9%	24.4%	14.2%	5.2	% (2)

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

Employees

As of December 31, 2009, we had 15 full-time employees, all of whom were based in Grand Cayman. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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

The performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

•	reinsurance contract pricing;

•	our assessment of the quality of available reinsurance opportunities;

•	the volume and mix of reinsurance products we underwrite;

•	loss experience on our reinsurance liabilities;

•	the performance of our investment portfolio; and

•	our ability to assess and integrate our risk management strategy properly.

In particular, we seek to opportunistically underwrite products and make investments to achieve favorable return on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and corporate debt instruments, is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are comprised primarily of investment grade bonds. In addition, our opportunistic nature and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

We are a start-up operation and there is limited historical information available for investors to evaluate our performance.

We have limited operating history. We were formed in July 2004 but we did not begin underwriting reinsurance transactions until April 2006. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of our limited operating history, and opportunistic underwriting philosophy, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations. Because our underwriting and investment strategies differ from those of other participants in the property and casualty reinsurance market, you may not be able to compare our business or prospects to other property and casualty reinsurers.

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

Further, our ability to compete may be harmed if insurance industry participants consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, if at all, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly and negatively affect our business or our results of operation.

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

As a relatively new reinsurer with an objective of being the lead underwriter on sizeable transactions and on a majority of premiums we underwrite, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business of smaller transactions and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements, to our detriment. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income in the period in which we identify the deficiency, and such a reduction would negatively affect our results of operations. If our losses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

The property and casualty reinsurance market may be affected by cyclical trends.

We write reinsurance in the property and casualty markets. The property and casualty reinsurance industry is cyclical. Primary insurers’ underwriting results, prevailing general economic and market conditions, liability retention decisions of companies and primary insurers and reinsurance premium rates influence the demand for property and casualty reinsurance. Prevailing prices and available surplus to support assumed business influence reinsurance supply. Supply may fluctuate in response to changes in return on capital realized in the reinsurance industry, the frequency and severity of losses and prevailing general economic and market conditions.

Continued increases in the supply of reinsurance may have consequences for the reinsurance industry generally and for us, including lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

Unpredictable developments, including courts granting increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornados, earthquakes, wildfires and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures, affect the industry’s profitability. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations.

Adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

Current economic conditions may adversely affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may adversely affect our investment portfolio and our stock price.

A downgrade or withdrawal of our A.M. Best rating would significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned us a financial strength rating of ‘‘A− (Excellent),’’ which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best's rating;

•	if unfavorable financial or market trends impact us;

•	if our losses significantly exceed our loss reserves;

•	if we are unable to retain our senior management and other key personnel; or

•	if our investment portfolio incurs significant losses.

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

Our future success depends to a significant extent on the efforts of our senior management and other key personnel to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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

Our ability to implement our business strategy could be adversely affected by Cayman Islands employment restrictions.

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2009 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of seven years (unless the employee is deemed to be exempted from such requirement in accordance with the provisions of the Immigration Law, in which case such period may be extended to nine years and the employee is given the opportunity to apply for permanent residence) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could delay us from fully implementing our business strategy.

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

Our banks have accepted, with certain restrictions, our investment portfolio as collateral. In the event of a decline in the market value of our investment portfolio that results in a collateral shortfall, as defined in each letter of credit facility, we have the right, at our option, to reduce the outstanding obligations under applicable letter of credit facility, to deposit additional collateral or to change the collateral composition in order to cure the shortfall. If the shortfall is not cured within the prescribed time period, an event of default will immediately occur. We will be prohibited from issuing additional letters of credit until any shortfall is cured.

Our access to funds under our existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market.

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

We may need additional letter of credit capacity as we grow, and if we are unable to renew, maintain or increase any of our letter of credit facilities or are unable to do so on commercially acceptable terms we may need to liquidate all or a portion of our investment portfolio and invest in a fixed-income portfolio or other forms of investment acceptable to our clients and banks as collateral, which could significantly and negatively affect our ability to implement our business strategy.

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

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornados, windstorms, severe winter weather, earthquakes, floods, fires, explosions, volcanic eruptions and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

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

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

    Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires. Further, it could impact the affordability and availability of homeowners insurance, which could have an impact on pricing. Changes in weather patterns could also affect the frequency and severity of natural catastrophe events to which we may be exposed.

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

From time to time we may purchase reinsurance for certain liabilities we reinsure, which we refer to as retrocessional coverage, in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

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

We are presently licensed as a reinsurer only in the Cayman Islands. The suspension or revocation of our license to do business as a reinsurance company in the Cayman Islands for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or we became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

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

We are admitted to do business only in the Cayman Islands. In general, the Cayman Islands insurance statutes, regulations and the policies of CIMA are less restrictive than United States state insurance statutes and regulations. We cannot assure you, however, that insurance regulators in the United States, the European Union or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

If in the future we were to become subject to the laws or regulations of any state in the United States or to the laws of the United States, the European Union, or of any other country, we may consider various alternatives to our operations. If we choose to attempt to become licensed in another jurisdiction, for instance, we may not be able to do so and the modification of the conduct of our business or the non-compliance with insurance statutes and regulations could significantly and negatively affect our business.

Current legal and regulatory activities relating to certain insurance products could affect our business, results of operations and financial condition.

    The sale and purchase of products that may be structured in such a way so as to not contain sufficient risk transfer to meet the requirement of U.S. GAAP to be accounted for as reinsurance, or loss mitigation insurance products, have become the focus of investigations by the SEC and numerous state Attorneys General. Although we seek to use structured contractual features in our product offerings, we conduct both internal and external accounting analysis with respect to risk transfer and believe that to date we have accurately reported our contracts that contain sufficient risk transfer under U.S. GAAP to be accounted for as reinsurance. However, because some of our contracts contain or will contain features designed to manage the overall risks we assume, such as a cap on potential losses or a refund of some portion of the premium if we incur smaller losses than anticipated at the time the contract is entered into, it is possible that we may become subject to the ongoing inquiries into loss mitigation products conducted by the SEC or certain Attorney Generals. In addition, we cannot predict at this time what effect the current investigations, litigation and regulatory activity will have on the reinsurance industry or our business or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting.  It is possible that these investigations or related regulatory developments will mandate changes in industry practices that will negatively impact our ability to use certain loss mitigation features in our products and, accordingly, our ability to operate our business pursuant to our existing strategy. Moreover, any reclassification of our reinsurance contracts as deposit liabilities rather than reinsurance contacts could call into question our exception under the Investment Company Act.

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

We depend upon DME Advisors to implement our investment strategy. Accordingly, the diminution or loss of the services of DME Advisors could significantly affect our business. DME Advisors, in turn, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation and integrity or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. In addition, the loss of DME Advisors' key personnel, or DME Advisors' inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fully implementing our investment strategy on our behalf, and consequently, could significantly and negatively affect our business.

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement requires that we utilize the advisory services of DME Advisors exclusively until December 31, 2010 subject to limited termination provisions, even if the performance of our investment portfolio is below our expectations.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of our assets under management to any one investment. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2009, we were invested in approximately 100 equity and debt securities and the largest five long and short positions comprised an aggregate of 38% and 20% respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, we hold the securities of our investment portfolio with several prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers and custodians on our behalf, we have no significant concentrations of credit risk.

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

•	performance compensation based on the appreciation in the value of our investment account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% of profits in any year subsequent to the year in which our investment account managed by DME Advisors incurs a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

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

DME Advisors may from time to time place its or its affiliates’ representatives on creditors’ committees and/or boards of certain companies in which we have invested. While such representation may enable DME Advisors to enhance the sale value of our investments, it may also place trading restrictions on our investments and may subject us to indemnification liability. The advisory agreement provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

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

As of December 31, 2009, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp. and Einstein Noah Restaurant Group, both of whose securities are publicly traded, as well as Ark Real Estate Partners LP, a privately-held company. As of December 31, 2009, our portfolio included investments in each of these companies.

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

On October 27, 2009, the House Financial Services Committee approved an amended version of the Private Fund Investment Advisers Registration Act of 2009 for progression to the floor of the House of Representatives (the “Registration Act”). The Registration Act would, if enacted, require many investment advisors to register with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Registration Act or other potential legislation relating to the regulation of investment advisors, if enacted, could adversely impact DME Advisors’ ability to manage our investment portfolio or its ability to manage our portfolio pursuant to our existing investment strategy, which could cause us to alter our existing investment strategy and could significantly and negatively affect our business and results of operations. In addition, adverse publicity regarding alternative investment strategies generally, or DME Advisors or its affiliates specifically, could negatively affect our business reputation and attractiveness as a counterparty to brokers and clients.

Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. Our ability to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events.  Temporary restrictions and/or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of our investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities and/or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations and/or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities.  These different regulations, rules or interpretations might have different effective periods.

    Regulatory authorities may from time-to-time impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, we may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions, including in the event that they are required to enter into a borrowing arrangement in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and we are subject to strict delivery requirements.  The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions.

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

Our Articles contain certain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for "Cause" as defined in the Articles, upon the affirmative vote of not less than 50% of our issued and outstanding Class A ordinary shares.

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more entities in the Cayman Islands, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as "schemes of arrangement." Recently, in May 2009, the Companies Law of the Cayman Islands was amended to create a process for merger or consolidation of two or more companies that are Cayman Islands entities or where the surviving entity is a Cayman Islands company. Prior to the adoption of this new law, the "schemes or arrangement" was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the new merger law makes it faster and easier for companies to merge or consolidate than the "schemes of arrangement" statutory provision, the new merger law does not replace the "schemes of arrangement" provision as the new merger law only applies to a transaction in which all companies involved are Cayman Islands companies or where the surviving entity is a Cayman Islands entity. With respect to all other mergers, the "schemes of arrangement" provision continues to apply. The procedural and legal requirements necessary to consummate these transactions under the new merger law or the "schemes of arrangement" provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

Under Cayman Islands law and practice, a scheme of arrangement must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity's shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement. A merger under the new law requires approval by the shareholders of each company representing 75% in value of the shareholders voting together as one class, or where the shares to be issued in the surviving company will have the same rights and economic value, by a special resolution, which normally requires, as a minimum, a two thirds majority of shareholders voting together as one class.

Although a merger under the new law does not require court approval, the convening of these meetings and the terms of the amalgamation under the "schemes of arrangement" must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of an entity. This may make it more difficult for shareholders to assess the value of any consideration they may receive in a merger or consolidation or to require that the offer or give a shareholder additional consideration if he believes the consideration offered is insufficient.

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

    As of December 31, 2009, David Einhorn owned 17.2% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro rata to holders of Class A ordinary shares according to their percentage interest in the company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Greenlight Capital Re and/or Greenlight Re may be subject to United States federal income taxation.

Greenlight Capital Re and Greenlight Re are incorporated under the laws of the Cayman Islands and intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on Greenlight Capital Re's and/or Greenlight Re's net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that Greenlight Capital Re and/or Greenlight Re are engaged in a trade or business within the United States.  If the IRS were to successfully assert that Greenlight Capital Re and/or Greenlight Re have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: Greenlight Capital Re and/or Greenlight Re may become subject to current United States federal income taxation on its net income from sources within the United States; Greenlight Capital Re and/or Greenlight Re may be subject to United States federal income tax on a portion of its net investment income, regardless of its source; Greenlight Capital Re and/or Greenlight Re may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and Greenlight Capital Re and/or Greenlight Re may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that either of Greenlight Capital Re or Greenlight Re were a PFIC since 2007. We cannot provide assurance that either Greenlight Capital Re or Greenlight Re will not be a PFIC in any future taxable year.

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

The impact of the initiative of the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands.

The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Whilst the Cayman Islands was added to the list of jurisdictions that have substantially implemented the internationally agreed tax standard in August 2009 we are not able to predict if additional requirements will be imposed and if so whether changes arising from such additional requirements will subject us to additional taxes.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

On July 9, 2008, we entered into an operating lease agreement for new office space in Grand Cayman, Cayman Islands which expires on June 30, 2018. We occupied the new office space in August 2009. Previously, we leased and occupied office space in Grand Cayman under an operating lease that expires on August 31, 2010. We do not expect to renew this lease upon it’s expiration in August 2010. We believe that for the foreseeable future the new office space will be sufficient for conducting our operations.

ITEM 3.   LEGAL PROCEEDINGS

We are not party to any pending or threatened material litigation or arbitration and are not currently aware of any pending or threatened litigation. We anticipate that, similar to the rest of the reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007 under the symbol ‘‘GLRE’’. The following table sets forth, for the periods indicated, the high and low reported sale price per share of our Class A ordinary shares on the Nasdaq Global Select Market.

	2009		2008
	High	Low	High	Low
First Quarter	$17.26	$11.32	$21.46	$16.30
Second Quarter	$18.34	$14.09	$23.85	$16.75
Third Quarter	$19.45	$16.51	$23.50	$15.80
Fourth Quarter	$25.20	$18.24	$19.00	$8.67

Holders

As of February 1, 2010, the number of holders of record of our Class A ordinary shares was approximately 30, not including beneficial owners of shares registered in nominee or street name, who represent approximately 95% of the Class A ordinary shares.

Dividends

We have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, ordinary shares.

We currently do not intend to declare and pay dividends on our ordinary shares. However, if we decide to pay dividends, we cannot assure you sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends and include a minimum net worth requirement. Currently the minimum statutory net worth requirement for Greenlight Re is $120,000, but subject to the discretion of CIMA. As of December 31, 2009, Greenlight Re exceeded the minimum statutory capital requirement by $730.0 million. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2009 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On August 5, 2008 the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to 2.0 million Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No repurchases of our Class A ordinary shares were made during the three months ended December 31, 2009. As of December 31, 2009, 1,771,100 shares remained authorized for repurchase under the plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005, as well as our selected consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006, and 2005, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in accordance with U.S. GAAP and have been audited by BDO Seidman, LLP, an independent registered public accounting firm. Since we commenced underwriting business in April 2006 and did not write any reinsurance contracts in 2005 and 2004, comparisons to periods prior to April 2006 may not be meaningful.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share and share amounts)
Summary Consolidated Statement of Income Data
Gross premiums written	$258,818	$162,395	$127,131	$74,151	$—
Net premiums earned	214,680	114,949	98,047	26,605	—
Net investment income (loss)	199,861	(126,126)	27,642	58,509	27,934
Loss and loss adjustment expenses incurred, net	119,045	55,485	39,507	9,671	—
Acquisition costs, net	69,232	41,649	38,939	10,415	—
General and administrative expenses	18,994	13,756	11,918	9,063	2,992
Net income (loss)	$209,545	$(120,904)	$35,325	$56,999	$26,265
Earnings (Loss) Per Share Data (1)
Basic	$5.78	$(3.36)	$1.16	$2.67	$1.24
Diluted	5.71	(3.36)	1.14	2.66	1.24
Weighted average number of ordinary shares used in the determination of
Basic	36,230,501	35,970,479	30,405,007	21,366,140	21,226,868
Diluted	36,723,552	35,970,479	30,866,016	21,457,443	21,265,801
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	55.4%	48.3%	40.3%	36.4%	—
Acquisition cost ratio (3)	32.3%	36.2%	39.7%	39.1%	—
Internal expense ratio (4)	8.8%	12.0%	12.2%	34.1%	—
Combined ratio (5)	96.5%	96.5%	92.2%	109.6%	—

	As of December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data:
Total investments	$830,600	$493,966	$590,536	$243,522	$219,211
Cash and cash equivalents	31,717	94,144	64,192	82,704	7,218
Restricted cash and cash equivalents	590,871	248,330	371,607	154,720	99,719
Total assets	1,624,216	958,005	1,094,145	518,608	327,935
Loss and loss adjustment expense reserves	137,360	81,425	42,377	4,977	—
Unearned premium reserves	118,899	88,926	59,298	47,546	—
Total liabilities	894,978	466,565	488,563	206,441	96,113
Total shareholders' equity	729,238	491,440	605,582	312,167	231,822
Adjusted book value (6)	$698,641	$485,382	$605,582	$312,167	$248,034
Diluted adjusted book value (7)	$715,264	$500,108	$623,460	$329,631	$257,929
Ordinary shares outstanding:
Basic	36,318,842	36,036,685	36,102,736	21,557,228	21,231,666
Diluted (8)	37,740,182	37,357,685	37,631,736	23,094,900	22,175,000
Per Share Data:
Basic adjusted book value per share (9)	$19.24	$13.47	$16.77	$14.48	$11.68
Fully diluted adjusted book value per share (10)	18.95	13.39	16.57	14.27	11.63

(1)
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Diluted earnings per share is calculated by taking into account the effects of exercising all dilutive stock options. Unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”) are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, the participating securities are excluded from both basic and diluted earnings per share.

(2)	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.

(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.

(4)	The internal expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and the internal expense ratio.

(6)
Adjusted book value equals total shareholders’ equity minus non-controlling interest in joint venture with DME Advisors entered into effective January 1, 2008. In addition, adjusted book value for the year ended December 31, 2005 includes the aggregate principal outstanding on the Greenlight Capital Investors, LLC, or GCI, promissory note pursuant to the Securities Purchase Agreement, dated April 11, 2004, between us and GCI, which was fully repaid on December 6, 2006.

(7)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.

(8)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options issued and outstanding at year end.

(9)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.

(10)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007 and financial condition as of December 31, 2009 and 2008. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

Segments

We manage our business on the basis of one operating segment: property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by United States generally accepted accounting principles (“U.S. GAAP”). Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Income from our investments is primarily comprised of interest income, dividends, net realized and unrealized gains and losses on investment securities. We also derive interest income from money market funds and notes receivable.

We may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services provided by Verdant, and penalty fees relating to early terminations of contracts.

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

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit fees and other direct expenses that relate to our writing reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

Investment-related expenses primarily consist of interest expense on borrowings, dividend expense on short sales, management fees and performance compensation that we pay to our investment advisor. We net these expenses against investment income in our consolidated financial statements.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses and stock compensation expenses. General and administrative expenses also include professional fees, travel and entertainment, information technology, rent and other general operating expenses.

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

    Premium Revenues and Risk Transfer. Our property and casualty reinsurance premiums are recorded as premiums written at the inception of each contract, based upon contract terms and information received from ceding companies and their brokers. For excess of loss reinsurance contracts, premiums are typically stated as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is typically based on an estimate of subject premiums expected to be written by the client during the contract term. Generally, the minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known.

For each quota-share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using our best estimates and then adjust our estimates based on actual reports provided by our client and based on our expectations of the industry developments. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota-share contracts than for excess of loss contracts. All premiums are earned on a pro rata basis over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, together with historical and industry data, we use to estimate what we believe will be the ultimate premium payable pursuant to each such contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us on a monthly or quarterly basis (depending on the terms of the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the amount of premiums that are written for stub periods that have not yet been reported. For example, for December year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have filed our financial statements. Typically, premium estimates are only used for unreported stub periods, which accounts for a small percentage of our reported premiums written. We believe that estimating premiums written for these stub periods is standard reinsurance industry practice.

We are able to confirm the accuracy and completeness of premiums reported by our clients by either reviewing the client’s statutory filings and/or performing an audit of the client, as per the terms of the contract. Discrepancies between premiums being ceded and reported under a contract are, in our experience, rare. To date, we have not had any material discrepancy in premium being reported by a client that required a dispute resolution process.

We account for reinsurance contracts in accordance with U.S. GAAP. Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, or if a contract provides retroactive reinsurance coverage, we use deposit accounting. Any losses on such contracts are charged to earnings immediately and recorded in the consolidated statements of income as other expense. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income.

    Investments. Our investments in debt and equity securities that are classified as “trading securities” are carried at fair value in accordance with U.S. GAAP. The fair values of the listed equity and debt investments are derived based on last reported price on the balance sheet date as reported by a recognized exchange. The fair values of private debt instruments are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable.

    The fair values of our investments in commodities are based on the commodity’s last reported price on the balance sheet date as reported by a recognized commodities exchange. Our other investments in private and unlisted equity securities, limited partnerships, futures, are all carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor. Our exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For OTC options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values.

    For securities classified as “trading securities,” and “other investments,” any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the consolidated statements of income. Prior to January 1, 2008, unrealized gains and losses, if any, on unlisted securities were included in accumulated other comprehensive income as a separate component of shareholders’ equity. A decline in market value of a security below cost that was deemed other than temporary, was previously charged to earnings and resulted in the establishment of a new cost basis of the security. Effective January 1, 2008, as a result of adopting topic ASC 825-10-45-3 (Financial Instruments) we record unrealized gains and losses, if any, on unlisted securities in net investment income in the consolidated statements of income. There was no material impact to our results of operations or financial condition as a result of this change.

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

Loss and Loss Adjustment Expense Reserves. Our loss and loss adjustment expense reserves are comprised of:
•	case reserves resulting from claims notified to us by our clients;
•	incurred but not reported losses (“IBNR”); and
•	estimated loss adjustment expenses.

Case reserves and IBNR are estimated each reporting period based on a contract by contract review of all data available to us for each individual contract.  Each of our reinsurance contracts is unique and the methods and estimates we use vary depending on the facts and circumstances of each contract. The resulting total loss reserves, including IBNR, are the sum of each loss reserve estimated on a contract by contract basis.

We establish reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported, or IBNR. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are periodically reviewed and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and periodically adjusted. All adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

For natural peril exposed business we generally establish loss reserves based on loss payments and case reserves reported by our clients, when and if received. We then add to these case reserves our estimates for IBNR. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written and management’s judgment.

For most of the contracts we write, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

For all non-natural peril business, we initially reserve every individual contract to the expected loss and loss expense ratio that we calculated when we originally priced the business. In our pricing analysis, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare historic reserving data that we receive from our client, if any, to publicly-available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the received data. We require each of our clients to provide loss information for each reporting period, which, depending on the contract, could be monthly or quarterly. The loss information required depends on the terms and conditions of each contract and may include many years of history. Depending on the type of business underwritten, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We may also receive information by class or subclass of business. If we do not receive reserving data from a client, we rely on industry data, as well as the judgment and experience of our underwriters and actuaries.

We rely more on client and industry data than our own data to identify unusual trends requiring changes in reserve estimates. Each reinsurance contract is different and the degree to which we rely on client data versus our own data varies greatly from contract to contract. The extent to which we rely on client data for reserve setting purposes depends upon the availability of historical loss data from the client and our judgment as to how reliable we believe the client’s historic loss performance is compared to its current book of business. We may from time to time supplement client data with industry and competitor information where we deem appropriate. Where available, we also receive relevant actuarial reports from the client. We supplement this information with subjective information on each client, which may include management biographies, competitor information, meetings with the client, and supplementary industry research and data.

Generally, we obtain regular updates of premium and loss related information for the current period and historical periods, which we utilize to update our initial expected loss and loss expense ratio. There may be a time lag from when claims are reported to our client and when our client reports the claims to us. This time lag may impact our loss reserve estimates from period to period. Client reports, whether due monthly or quarterly, have set reporting dates of when they are due to us (for example, fifteen days after month end). As such, the time lag in the client’s reporting depends upon the terms of the specific contract. The timing of the reporting requirements is designed so that we receive premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a very short lag in such reporting. Additionally, most of our contracts that have the potential for large single event losses have provisions that such loss notification needs to be received immediately upon the occurrence of an event. Once we receive this updated information we use a variety of standard actuarial methods in our analysis each quarter. Such methods may include:

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

•
Bornhuetter-Ferguson Paid Loss Method.   We estimate ultimate losses by modifying expected loss ratios to the extent paid losses experienced to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. We generally use this method for lines of business and contracts where there are limited historical paid losses.

•
Bornhuetter-Ferguson Reported Loss Method.   We estimate ultimate losses by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses. We generally use this method for lines of business and contracts where there are limited historical reported losses.

In addition, we supplement our analysis with other reserving methodologies that we deem to be relevant to specific contracts.

For each contract, we utilize each reserving methodology that our actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. We use various actuarial methods to provide data point estimates to aid us in our estimation of reasonable and adequate loss reserves. In setting our reserves, we do not use a range of estimates that may be subject to adjustment. We analyze reserves on a contract by contract basis and do not reserve based on aggregated product lines. Whether we use one methodology, a combination of methodologies or all methodologies depends upon the contract and the judgment of the actuaries responsible for the contract. We do not have a set weighting of the various methods we use. Certain of the methods we consider are more appropriate depending on the type and structure of the contract; the point we are at in the contract’s life-cycle (i.e. how mature is the contract); and the duration of the expected paid losses on the contract. For example, the data estimation for contracts that are relatively new and therefore have little paid loss development is more appropriately considered using the Bornhuetter-Ferguson method than a paid loss development method.

    Our aggregate reserves are the sum of the point estimate of all contracts. We perform a quarterly loss reserve analysis on each contract regardless of the line of business. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. We generally calculate IBNR reserves for each contract by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. Each quarter our reserving committee, which is comprised of our CEO, CFO, Controller and Reserving Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the company’s actuaries. The reserving committee discusses each contract individually and approves or revises the stated reserves.

Additionally, we contract with a third-party actuarial firm to perform a quarterly reserve review and to annually opine on the reasonableness and adequacy of our loss reserves. We provide our external actuary with our pricing models, reserving analysis and any other data they may request. Additionally, the actuarial firm may inquire as to the various assumptions and estimates that we may use in our reserving analysis. The external actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information that we may be asked to provide as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a reserve estimate for each contract in our portfolio and provides us with an aggregate recommended loss reserve, including IBNR. If there are material differences between our booked reserves and the actuarial firm’s recommended reserves we review the differences and agree upon and make any necessary adjustments to the booked reserves. To date there have been no material differences resulting from the external actuary's reviews.

Because of the uncertainties that surround our estimates of loss and loss adjustment expense reserves, we cannot be certain that ultimate loss and loss adjustment expense payments will not exceed our estimates, or be less than our estimates. If our estimated reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of our capital. Similarly, if our estimated reserves are excessive, we would decrease loss reserves in such period in which the excesses are identified. By way of illustration, since we started underwriting operations in 2006, the reserve re-estimation process has resulted in a decrease to prior year reserves and an increase in net income during each of the three years ended December 31, as follows:

Calendar Year	Effect on Net Income
($ in thousands)
2009	$7,597 increase
2008	$11,988 increase
2007	$1,077 increase

Given the uncertainties involved in estimating ultimate reserves and since we reserve to a point estimate on an individual contract basis, our estimated reserves may be deficient or excessive. Historical development of estimated reserves is not an accurate reflection of future loss development. Additionally, external factors can influence prior year loss development. For example, changes in specific tort law which may cause ultimate loss awards to increase or decrease could have a material effect on our loss reserve development. We are unable to predict with accuracy the magnitude or direction that such external factors may have on our estimated loss reserves.

Acquisition Costs. We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the related contract term. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate experience of the contracts. The methodology for calculating profit commissions are specific to the individual contracts and vary from contract to contract. Typically profit commissions are calculated and accrued based on the expected loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Bonus accruals. Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity ("RODE") for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE each quarter until the final quantitative bonus is calculated and paid two years from the end of the fiscal year in which the business was underwritten. The expected RODE calculation utilizes proprietary models which requires significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a Stock Incentive Plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Our shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore we have based our expected volatility on the historical volatility of similar entities. We typically considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. Additionally, we used the full life of the option, ten years, as the estimated term of the option, and we have assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires significant judgment due to our limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Outlook and Trends

    We believe that the rebound in the financial markets during 2009 resulted in restored financial positions in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market which has resulted in a delay in significant price increases for our specialty products. In addition, the lack of large catastrophes in 2009 has preserved industry capital. Further, we believe the slowdown in worldwide economic activity has decreased the overall demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed, and in some areas reversed. We believe that pricing of the property and casualty  industry will be relatively flat for the near term until insurers and reinsurers begin to realize that the current price levels are not economically rational. Given that prior years' reserve redundancies have been reduced substantially and current interest rates are low, which limits opportunities for traditional fixed maturity investment income, we believe the industry will eventually need to increase pricing. However, we do not expect to see the effects of this until late 2010 or 2011. Price increases could occur earlier if financial and credit markets experience additional adverse shocks and loss of capital of insurers and reinsurers.

    Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition and the development of certain strategic relationships. In addition, there are a number of insurers and reinsurers that continue to suffer from capacity issues even after the rebound of the financial markets during 2009.  We have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy.  These opportunities could increase for us if financial and credit markets report large losses while we maintain our financial strength. We have also begun to see some consolidation in the industry in 2009.  We believe if merger and acquisition activity in the reinsurance industry increases and the number of industry participants decreases we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

    If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on and compete for resulting opportunities. In some markets, such as subsectors of the credit and surety markets, we believe prices are rising substantially and reinsurance capacity is being withdrawn due to recent loss activity. In January 2010, we entered the credit and surety markets for the first time, as we believe recent dislocations will create above average opportunities for profit over the near term. Property catastrophe retrocession pricing remained flat in January 2010. At the same time, property catastrophe reinsurance pricing softened by an estimated 8% to 10% versus January 2009. We believe this soft pricing is due to the increased underwriting capacity of the industry, and in the absence of large catastrophe events, could further soften the property catastrophe retrocessional market later in 2010 and into 2011. If pricing softens significantly in property catastrophe retrocessional coverage, we expect to reduce our exposures accordingly. While it is unclear what other businesses could be significantly affected by the current economic downturn, we believe that opportunities are likely to arise in a number of areas, including the following:

•   lines of business that experience significant losses;

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

    Our investment portfolio continues to be conservatively postured in 2010 as the market appears to be discounting a strong economic recovery that may or may not materialize. Our long portfolio is, for the most part, invested in stable, less cyclical businesses and three of our top five positions were initiated in 2009. We continue to hold short positions in businesses that we believe should be fundamentally challenged, especially in a difficult economic environment. We believe that there is a risk that the market will contract the multiples of higher reported earnings which we believe have been principally supported by significant government stimulus programs and one-time temporary inventory improvements. Given the challenging macroeconomic environment and higher government deficits, we continue to hold a significant position in gold and have other macro hedges in place in the form of options on higher interest rates and some corporate and sovereign CDS. We will continue to opportunistically evaluate mispriced equity and debt investments as the credit contraction continues to bear out.

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

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

For the year ended December 31, 2009, we reported a net income of $209.5 million as compared to a net loss of $120.9 million for the year ended December 31, 2008.  The net income principally related to a net investment income of $199.9 million. Our investment portfolio reported a gain of 32.1% for the year ended December 31, 2009 compared to a loss of 17.6% for the year ended December 31, 2008. The underwriting income for the year ended December 31, 2009 increased 48.3% to $26.4 million compared to $17.8 million for the year ended December 31, 2008. In addition, we generated other income of $4.5 million for the year ended December 31, 2009 (2008: $0) relating to penalty fees upon early termination of a reinsurance contract, net gains on deposit accounted contracts, and advisory fees earned by Verdant.

For the year ended December 31, 2008, we reported a net loss of $120.9 million compared to net income of $35.3 million for the year ended December 31, 2007. For the year ended December 31, 2008, we reported underwriting income of $17.8 million compared to underwriting income of $19.6 million for the year ended December 31, 2007. Our investment portfolio reported a loss of $126.1 million, or 17.6%, for the year ended December 31, 2008 compared to a gain of $27.6 million, or 5.9%, for the year ended December 31, 2007.

    Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During 2009, as a result of adopting FASB's amendment to topic ASC 810-10-45 (Consolidation), the non-controlling interest in joint venture was reclassified from liabilities into shareholders’ equity for current and all prior periods. As a result of this reclassification, we believe that adjusting our book value to exclude the non-controlling interest in joint venture from total shareholders' equity is a more accurate and consistent presentation of our performance. During the year ended December 31, 2009, the fully diluted adjusted book value per share increased by $5.56 per share, or 41.5%, to $18.95 per share from $13.39 per share at December 31, 2008. For the year ended December 31, 2008, the fully diluted adjusted book value per share decreased by $3.18 per share, or 19.2% to $13.39 per share from $16.77 per share at December 31, 2007.

    For the year ended December 31, 2009, the adjusted book value per share increased by $5.77 per share, or 42.8%, to $19.24 per share from $13.47 per share at December 31, 2008. For the year ended December 31, 2008, the adjusted book value decreased by $3.30 per share, or 19.7%, to $13.47 per share.

Adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in joint venture from total shareholders' equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

Premiums Written

Details of gross premiums written for the years ended December 31, are provided in the following table:

	2009		2008		2007
	($ in thousands)
Frequency	$226,949	87.7%	$134,012	82.5%	$76,885	60.5%
Severity	31,869	12.3	28,383	17.5	50,246	39.5
Total	$258,818	100%	$162,395	100.0%	$127,131	100.0%

We expect our annual reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from year to year depending on the specific market opportunities that we pursue. For the year ended December 31, 2009, the premiums written relating to frequency business increased by $92.9 million, or 69.3%, from the year ended December 31, 2008. The increase reflects the continuing development of our underwriting activities which resulted in a number of new and renewing frequency contracts written during the year ended December 31, 2009. The largest increase in premiums written for the year ended December 31, 2009 was a result of a new multi-year homeowners’ personal lines contract entered into during 2009 which accounted for 41.4% of the increase. General liability, workers’ compensation, health, motor liability and medical malpractice lines also contributed 28.9%, 10.8%, 8.1%, 6.0% and 4.8% respectively, to the increase in frequency premiums written for the year ended December 31, 2009.

For the year ended December 31, 2009, the premiums written relating to severity contracts increased by $3.5 million, or 12.3%, from the year ended December 31, 2008. The increase was the net effect of an increase in commercial property lines ($12.5 million) offset by decreases in medical malpractice ($3.4 million), general liability ($3.5 million), and professional liability ($2.1 million) lines of business.

For the year ended December 31, 2008, the increase in premiums written for frequency business compared to 2007 was due to continuing development of our underwriting activities which resulted in a number of new frequency contracts written during the year ended December 31, 2008. Approximately 84.2% of the frequency premiums written during the year ended December 31, 2008 related to motor liability and health lines of business. By comparison, 53.7% of the frequency premiums written during the year ended December 31, 2007 related to personal property line of business. The shift in premiums written relating to our lines of business reflects our opportunistic underwriting strategy.

For the year ended December 31, 2008, the decrease in premiums written for severity business compared to 2007 was mainly attributed to a multi-year professional liability contract written during the year ended December 31, 2007, for which all premiums were recognized as written premiums at inception in accordance with our accounting policy for premium recognition.

We entered into retrocessional contracts with ceded premiums of $13.3 million, $16.4 million and $26.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, to reduce the risk of loss assumed on certain frequency reinsurance contracts. The decrease in ceded premiums for the year ended December 31, 2009, is the net result of a health contract and its corresponding retroceded contract expiring in 2009, offset by a new general liability retroceded contract entered into during the year ended December 31, 2009. The decrease in ceded premiums for the year ended December 31, 2008 was principally due to frequency contracts restructured on renewal during 2008 which resulted in lower subject premiums and where we retained certain additional risks which we had previously ceded.

Details of net premiums written for the years ended December 31, are provided in the following table:

	2009		2008		2007
	($ in thousands)
Frequency	$213,673	87.0%	$117,616	80.6%	$50,735	50.2%
Severity	31,869	13.0	28,383	19.4	50,246	49.8
Total	$245,542	100.0%	$145,999	100.0%	$100,981	100.0%

Net Premiums Earned

Net premiums earned reflects the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned for the years ended December 31, are provided in the following table:

	2009		2008		2007
	($ in thousands)
Frequency	$169,530	79.0%	$81,133	70.6%	$71,596	73.0%
Severity	45,150	21.0	33,816	29.4	26,451	27.0
Total	$214,680	100.0%	$114,949	100.0%	$98,047	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. The increase in frequency earned premiums of 109.0% reflects the additional quota share contracts written throughout the 2009 year. The increase primarily related to motor liability lines which accounted for 46.3% of the increase, followed by health, general liability, workers' compensation, and personal lines accounting for 17.7%, 13.2%, 12.7% and 8.1% of the increase, respectively.  For the year ended December 31, 2009, severity earned premiums increased 33.5% compared to the 2008 year. Commercial, medical malpractice, and general liability lines accounted for 42.5%, 35.8%, and 30.2% of the increase, respectively, with an offsetting decrease in professional liability lines.

For the year ended December 31, 2008, the increase in frequency earned premiums of 13.3% reflected additional quota share contracts written throughout the 2008 year. For the year ended December 31, 2008, earned premiums on severity contracts increased while the written premiums on severity contracts decreased. This was due to a multi-year professional liability contract written during the year ended December 31, 2007, which continued to earn premiums over the multi-year term of the contract. In addition, the severity earned premiums increased due to reinstatement premiums on severity contracts which were earned in full for the year ended December 31, 2008. There were no reinstatement premiums on severity contracts during the year ended December 31, 2007.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of losses incurred for the years ended December 31, are provided in the following table:

	2009		2008		2007
	($ in thousands)
Frequency	$95,934	80.6%	$36,013	64.9%	$34,252	86.7%
Severity	23,111	19.4	19,472	35.1	5,255	13.3
Total	$119,045	100.0%	$55,485	100.0%	$39,507	100.0%

Total losses incurred on frequency contracts continued to increase as a result of increases in premiums earned. Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. The loss ratio of our frequency business was 56.6%, 44.4% and 47.9% for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009 the increase in frequency loss ratio was principally due to the increase in earned premiums on certain lines of business that typically have higher loss ratios. Specifically, the increase in premiums earned on our motor liability and health lines contributed to the majority of the increase in the frequency loss ratio.

For the year ended December 31, 2008, the decrease in frequency loss ratio was mainly due to the favorable loss development on a prior year personal lines contract written.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 51.2%, 57.7%, and 19.9% for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in the severity loss ratio for the year ended December 31, 2009 was due to a medical malpractice contract that was terminated early with no losses. Offsetting this were losses reported during 2009 on an aggregate catastrophe excess of loss contract and an additional loss reported to us during 2009 on a 2007 casualty clash contract.

The increase in our severity loss ratio during the year ended December 31, 2008 was a result of losses primarily related to sub-prime related claims on casualty clash contracts.

Losses incurred can be further broken down into losses paid and changes in loss reserves. Losses incurred for the years ended December 31, 2009, 2008 and 2007 were comprised as follows:

	2009			2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$62,070	$(3,329)	$58,741	$29,791	$(8,440)	$21,351	$15,505	$(6,677)	$8,828
Change in reserves	55,911	4,393	60,304	39,075	(4,941)	34,134	37,400	(6,721)	30,679
Total losses incurred	$117,981	$1,064	$119,045	$68,866	$(13,381)	$55,485	$52,905	(13,398)	$39,507

For the year ended December 31, 2009, the losses incurred included an increase of $126.6 million related to current year contracts offset by $7.6 million related to net favorable loss development on prior year contracts. For the year ended December 31, 2009, the decrease in ceded reserves of $4.4 million were primarily due to favorable loss development on an inward contract and the reduction in reserves recoverable on the corresponding retroceded contract.

During the year ended December 31, 2009, the loss development on prior year contracts primarily related to the following:

•
Favorable loss development of $8.0 million on a 2006 Florida personal lines contract. We review loss reserves based upon the most recent available information. In general, initially on a contract, loss reserves are estimated based on historic or modeled information. These reserve estimates are adjusted, up or down, as the actual loss experience is realized. Our loss reserves on this contract were adjusted quarterly as new information was presented by our client and we reported these adjustments quarterly. The client reports incurred losses on this contract to us on a quarterly basis. The reserves we book are based on a combination of data received from the client as well as historic and industry data. During each quarter of 2009, the client reported favorable development of claims data resulting from lower than expected paid and incurred losses which impacted our own reserve analysis and correspondingly caused us to reduce our reserves by approximately $8.0 million during the year ended December 31, 2009.

•
Favorable loss development of $1.5 million on a 2008 motor liability contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our own quarterly reserve analysis.

•	Favorable loss development of $0.7 million on a 2008 severity medical malpractice contract based on our quarterly reserve analysis.

•
Favorable loss development of $0.7 million on a 2008 workers' compensation contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well our own quarterly reserve analysis.

•	Eliminating $1.0 million of reserves, held on two casualty clash contracts which were commuted during the year ended December 31, 2009, without any reported losses.

•	Adverse loss development of $3.4 million on a 2007 casualty clash contract resulting from claims relating to California wildfires.

•	Adverse loss development of $1.1 million on a 2007 health contract based on our quarterly reserve analysis.

For the year ended December 31, 2008, the increase in losses incurred of $55.5 million included an increase of $67.5 million related to current year incurred losses on 2008 contracts, offset by a decrease of $12.0 million related to net favorable loss development on prior year incurred losses. The loss development on prior year losses primarily related to the following:

•
Favorable loss development of $12.4 million on a 2006 Florida personal lines contract. During 2008, each quarter the client reported improved (i.e. lower) loss ratio estimates. This decrease, supported by the favorable development of claims data, impacted our own reserve analysis and correspondingly caused us to reduce our reserves by approximately $12.4 million.

•	Eliminating $1.2 million of reserves, held on two frequency contracts covering excess of loss medical malpractice, due to commutation without any reported losses.

•	Adverse loss development of $1.4 million on a casualty clash severity contract due to notification of claims relating to sub-prime related events. This resulted in reserving for a full limit loss.

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

	2009		2008		2007
	($ in thousands)
Frequency	$65,497	94.6%	$37,989	91.2%	$33,174	85.2%
Severity	3,735	5.4	3,660	8.8	5,765	14.8
Total	$69,232	100.0%	$41,649	100.0%	$38,939	100.0%

Increased acquisition costs for the year ended December 31, 2009 compared to the same period for 2008 are a direct result of the increases in premiums written and earned. For the years ended December 31, 2009, 2008 and 2007 the acquisition cost ratios for frequency business were 38.6%, 46.8% and 46.3%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 8.3%, 10.8% and 21.8% for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, the decrease in the frequency acquisition cost ratio was principally due to a lower profit commission recorded on a personal lines contract during the year ended December 31, 2009 compared to the profit commission recorded on the same contract during the year ended December 31, 2008. Excluding the impact of this contract on the acquisition costs for both 2008 and 2009 years, our frequency acquisition cost ratio increased from 2008 to 2009 principally due to higher commissions allowed on a new homeowners’ personal lines contract and higher actual reported commission on a 2008 motor liability contract.

For the year ended December 31, 2009, the decrease in severity acquisition cost ratio was primarily due to a reversal of profit commissions on a 2008 catastrophe excess of loss contract upon notification of losses from the insured during 2009.

For the year ended December 31, 2008, the slight increase in frequency acquisition cost ratio was due to the accrual of profit commissions on frequency contracts that had favorable underwriting results. For the year ended December 31, 2008, the decrease in severity acquisition cost ratio is the result of (a) lower profit commissions accrued and paid on severity contracts due to losses developing on non-natural peril contracts, and (b) the premiums earned on certain multi-year professional liability severity contracts which incepted in the later part of the second quarter of 2007 and had no acquisition costs associated with them.

 General and Administrative Expenses

    Our general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 were $19.0 million, $13.8 million and $11.9 million, respectively. For the year ended December 31, 2009, approximately 84.6% of the increase in general and administrative expenses related to higher personnel costs including employee bonuses, stock compensation, salaries and benefits. While we added three new employees during the year ended December 31, 2009, the increase in personnel costs primarily related to higher accrued employee bonuses, which resulted from net favorable loss development and investment income accrued on the deferred bonus compensation relating to the 2007 and 2008 underwriting years, payable to the employees during 2010 and 2011, respectively. Higher rent and office expenses relating to new office space (including expensing the remaining lease payments relating to the original office space) accounted for approximately 13.5% of the increase in general and administrative expenses.

For the year ended December 31, 2008, the increase in general and administrative expenses of $1.9 million primarily related to higher personnel costs, including employee bonus accruals.

General and administrative expenses for the years ended December 31, 2009, 2008 and 2007 include $3.4 million, $3.0 million and $2.9 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of net investment income (loss) for the years ended December 31, is as follows:

	2009	2008	2007
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$232,410	$(118,667)	$28,051
Interest, dividend and other income	17,038	20,879	21,375
Interest, dividend and other expenses	(16,886)	(18,437)	(7,151)
Investment advisor compensation	(32,701)	(9,901)	(14,633)
Net investment income (loss)	$199,861	$(126,126)	$27,642

Investment income, net of all fees and expenses, resulted in a gain of 32.1% on our investment portfolio for the year ended December 31, 2009. This compares to loss of 17.6% and a gain of 5.9% reported for the years ended December 31, 2008 and 2007, respectively. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

    For the year ended December 31, 2009, included in investment advisor compensation was $10.8 million (2008: $9.9 million) relating to management fees paid to DME Advisors and $21.9 million (2008: $0) relating to performance compensation in accordance with the loss carry forward provision of the advisory agreement with DME Advisors. Given the net investment loss for the year ended December 31, 2008, no performance compensation was paid to DME Advisors in 2008. In addition, based on the advisory agreement, the performance compensation for the subsequent years will be reduced to 10% until all the investment losses from 2008 have been recouped and an additional amount equal to 150% of the investment loss is earned. As of December 31, 2009, the loss carry forward balance was $94.3 million.

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

    Our wholly owned subsidiary, Verdant, is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is expected to be taxed at a rate of 35%. For the year ended December 31, 2009, we recorded a deferred tax asset of $68,719 resulting solely from the temporary differences in recognition of expenses for tax purposes. An accrual of $19,529 has been recorded for current taxes payable as of December 31, 2009. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

    The following table sets forth our current and deferred income tax expense for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	($ in thousands)
Current tax expense	$(20)	—	—
Deferred tax benefit	69	—	—
Income tax benefit	$49	—	—

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the years ended December 31, 2009, 2008 and 2007, we reported the following ratios:

	2009			2008			2007
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	56.6%	51.2%	55.4%	44.4%	57.7%	48.3%	47.9%	19.9%	40.3%
Acquisition cost ratio	38.6%	8.3%	32.3%	46.8%	10.8%	36.2%	46.3%	21.8%	39.7%
Composite ratio	95.2%	59.5%	87.7%	91.2%	68.5%	84.5%	94.2%	41.7%	80.0%
Internal expense ratio			8.8%			12.0%			12.2%
Combined ratio			96.5%			96.5%			92.2%

The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned. We expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods. Given that we opportunistically underwrite a concentrated portfolio across several lines of business that have varying expected loss ratios, we can expect there to be significant annual variations in the loss ratios reported from our frequency business. In addition, the loss ratios for both frequency and severity business can vary depending on the lines of business written.

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

Financial Condition

Investments

Investments reported on our consolidated balance sheet as of December 31, 2009 were $830.6 million compared to $494.0 million as of December 31, 2008, an increase of 68.1%. The increase in investments was due to an investment gain of 32.1% for the year ended December 31, 2009, and cash flows from our underwriting operations used to purchase investments.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of December 31, 2009, 87.6% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 10.5% comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.9% was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2009, $122.2 million of our investments were valued based on broker quotes, of which $113.5 million were based on observable market information and classified as Level 2, and $8.7 million were based on non-observable inputs and classified as Level 3.

During the year ended December 31, 2009, debt instruments with a fair value of $5.0 million were transferred from Level 2 to Level 3, as there was no longer an active market for these instruments and we were unable to obtain multiple quotes for these instruments. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expectation of future cash flows, and other non-observable inputs. In addition, during the year ended December 31, 2009, debt instruments with a fair value of $3.2 million were transferred out of Level 3, as multiple broker quotes were obtained for determining fair values. In addition, during the year ended December 31, 2009, unlisted equity securities with a fair value of $1.6 million were transferred from Level 2 to Level 3 as there was no longer an active market for these securities. The fair value of these securities was estimated based on a single quote from a market maker.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt instruments. In addition, other non-observable inputs include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

Restricted cash totaled $590.9 million as of December 31, 2009 compared to $248.3 million as of December 31, 2008, an increase of 137.9%. The increase in restricted cash was principally due to an increase in securities sold, not yet purchased since restricted cash balances are used to support the liability created from securities sold, not yet purchased.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

As of December 31, 2009, reinsurance balances receivable, deferred acquisition costs, and unearned premium reserves increased by $13.0 million, or 21.8%, $16.8 million, or 95.1%, and $30.0 million, or 33.7%, respectively, compared to December 31, 2008. The increases in these balances are a direct result of the increase in the premiums written during the year ended December 31, 2009.

Notes Receivable

As of December 31, 2009, notes receivable increased by $13.7 million primarily as a result of promissory notes issued to third parties as part of our strategic investments in select property and casualty insurers. At December 31, 2009, all notes receivable were current and performing and recorded at cost plus accrued interest, which approximated their fair values. Included in the notes receivable at December 31, 2009 were accrued interest receivable of $0.7 million (2008: $19,201).

Loss and Loss Adjustment Expense Reserves

	December 31, 2009			December 31, 2008
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$19,704	$69,166	$88,870	$6,666	$49,127	$55,793
Severity	20,472	28,018	48,490	—	25,632	25,632
Total	$40,176	$97,184	$137,360	$6,666	$74,759	$81,425

Loss reserves totaled $137.4 million as of December 31, 2009 compared to $81.4 million as of December 31, 2008. The increases are principally attributable to estimated losses incurred associated with the increase in premiums earned during the year ended December 31, 2009 resulting from our increased underwriting activities. Case reserves increased $33.5 million accounting for 59.9% of the increase, while reserves for losses incurred but not reported increased by approximately $22.4 million accounting for 40.1% of the increase as of December 31, 2009. The increase in frequency case reserves related primarily to motor liability contracts ($8.9 million) along with small increases in workers' compensation ($1.4 million), general liability ($1.1 million), and personal lines ($1.1 million). The increase in severity case reserves as of December 31, 2009 related primarily to general liability casualty clash contracts ($9.2 million), commercial lines ($9.0 million) and professional liability lines ($2.2 million).

    Our severity business includes contracts that contain or may contain natural peril loss exposure. As of February 1, 2010, our maximum aggregate loss exposure to any series of natural peril events was $97.5 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of February 1, 2010:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$58,450	$97,450
Europe	46,900	70,900
Japan	46,900	70,900
Rest of the world	26,900	50,900
Maximum aggregate	58,450	97,450

(1)	Includes the Caribbean

Shareholders’ Equity

Our shareholders’ equity increased to $729.2 million as of December 31, 2009 from $491.4 million as of December 31, 2008, an increase of 48.4%. The increase is principally attributable to the increase in retained earnings from net income of $209.5 million for the year ended December 31, 2009. In addition, the non-controlling interest in joint venture increased by $24.5 million primarily as a result of DME Advisors retaining its performance compensation of $21.9 million for the year ended December 31, 2009, in the joint venture account.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. As a holding company, we have minimal continuing cash needs, and most of such needs are principally related to the payment of administrative expenses. All of our underwriting operations are conducted through our sole reinsurance subsidiary, Greenlight Re which underwrites risks associated with our property and casualty reinsurance programs. There are restrictions on Greenlight Re’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of December 31, 2009, the financial strength of Greenlight Re was rated “A- (Excellent)” with a stable outlook by A.M. Best. This rating reflects the A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested with our investment advisor to invest in accordance with our investment guidelines. As of December 31, 2009, approximately 94.1% of our investments were comprised of publicly traded equity securities, actively traded debt instruments and gold bullion, which can all be readily liquidated to meet current and future liabilities. As of December 31, 2009, the majority of our investments are liquid, and are predominately securities that are traded on recognized securities exchanges and valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses on all our securities in our consolidated statements of income for each reporting period. Thus, liquidating an investment in a distressed market has no negative financial implication to the Company as any investment loss on such a security has already been booked.

For the year ended December 31, 2009, we generated $50.0 million in cash from operations mainly as a result of increased underwriting activities, used $112.7 million for purchase of investments, and generated $0.3 million from financing activities mainly relating to exercised stock options. For the year ended December 31, 2008, we generated $45.8 million in cash from operations mainly as a result of increases in our underwriting activities, used $13.6 million to increase our net investments, and used $2.3 million to repurchase ordinary shares. Effective January 1, 2008, as a result of adopting FASB’s amendment to topic ASC 825-10-45-3 (Financial Instruments) cash flows relating to our investment portfolio are no longer classified as an operating activity, and instead have been classified as an investing activity to reflect the underlying nature and purpose of our investing strategies.

As of December 31, 2009, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently the minimum net worth requirement for Greenlight Re is $120,000. As of December 31, 2009 Greenlight Re exceeded the minimum required by $730.0 million. By law, Greenlight Re is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Letters of Credit

    Greenlight Re is currently not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Because certain jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

    As of December 31, 2009, Greenlight Re had a letter of credit facility of $400.0 million with Citibank, N.A. with a termination date of October 11, 2010. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date.

    As of December 31, 2009, Greenlight Re had a $25.0 million letter of credit facility with Butterfield Bank (Cayman) Limited ("Butterfield Bank") with a termination date of June 6, 2010. The termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date.

    As of December 31, 2009, Greenlight Re had a $50.0 million letter of credit facility with Bank of America, N.A. with a termination date of July 20, 2010. The termination date is automatically extended for an additional year unless notice of cancellation is delivered to the other party at least 90 days prior to the termination date.

    As of December 31, 2009, an aggregate of $278.4 million (December 31, 2008: $167.3 million) in letters of credit were issued from the available $475.0 million facilities. Under the letter of credit facilities, we pledge assets that may consist of equity securities and cash equivalents. As of December 31, 2009, we had pledged an aggregate of $315.2 million (December 31, 2008: $220.2 million) of equity securities and cash equivalents as security for our letter of credit facilities.

    The amount of collateral, currently in the form of letters of credit, posted for the benefit of our clients is based on the specific collateral requirement as stated in each reinsurance contract. For U.S. clients, the amount of letters of credit required is typically equal to the client’s reinsurance losses recoverable including IBNR plus unearned premium reserve that they book for statutory purposes on each contract. These balances need to be collateralized in order for our client to get statutory credit for their reinsurance assets which is standard practice in the reinsurance industry.  Alternatively, the amount of collateral posted to a client may be a fixed negotiated amount.

    Once letters of credit are issued to our clients, the minimum amount of assets that we pledge to our letter of credit providers depends upon the requirements stated in the specific letter of credit facility agreement. The amount of pledged assets required depends on the specific investment instrument that we transfer to the pledge account. The amount of credit that is given on the pledged assets depends on the type of instrument and the exchange on which that instrument is traded.  For example, under the terms of the letter of credit facility with Citibank, N.A., if we pledge an equity security that is traded on the New York Stock Exchange, we receive a fixed percentage credit for the market value of such a security. If the market value of these securities were to decline, we would be obligated to pledge additional assets. Conversely if the market value of these securities increased we would be entitled to withdraw any excess pledged assets from the account if we so choose. The ultimate amount of pledged assets posted is simply the value of securities held in a designated pledge account, which may be greater than the minimum required.

    Each of the facilities contains various covenants that, in part, restrict Greenlight Re's ability to place a lien or charge on the pledged assets and further restrict Greenlight Re’s ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to us. For the year ended December 31, 2009, the Company was in compliance with all of the covenants under each of these facilities.

Capital

    Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. We filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We have not made any significant commitments for capital expenditures during the period as of December 31, 2009.

    On August 5, 2008, the Board adopted a share repurchase plan authorizing management to repurchase up to 2.0 million Class A ordinary shares. We may from time to time repurchase shares to optimize our capital structure. Shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2011, does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2009, we had repurchased 228,900 shares under the share repurchase plan.

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

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2009:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating leases obligations (1)	$345	$552	$552	$967	$2,416
Specialist service agreement	689	550	—	—	1,239
Private equity investments (2)	16,836	—	—	—	16,836
Loss and loss adjustment expense reserves (3)	58,607	47,790	20,103	10,860	137,360
Total	$76,477	$48,892	$20,655	$11,827	$157,851

(1)	Reflects our contractual obligations pursuant to the September 1, 2005 lease agreement and the July 9, 2008 lease agreement as described below.

(2)
As of December 31, 2009 we have made total commitments of $44.5 million in private and unlisted investments, of which we have invested $27.7 million, and our remaining commitments to these investments total $16.8 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy on when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)
Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On September 1, 2005 we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is included under operating lease obligations in the above table and in the accompanying consolidated financial statements.

    On July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008, and the rental payments commenced on December 1, 2008. We occupied the premises in August 2009. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in Note 14 to the accompanying consolidated financial statements.

    We have entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years to ensure any contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 14 to the accompanying consolidated financial statements.

    On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008 through December 31, 2010, with automatic three-year renewals unless either the Company or DME Advisors terminates the agreement by giving 90 days notice prior to the end of the three-year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008 the portfolio reported a net investment loss and as a result no performance compensation was paid to DME Advisors. The performance compensation for the year ended December 31, 2009 and subsequent years will be reduced to 10% of net investment income until the total loss carry forward balance is recovered. As of December 31, 2009, the loss carry forward balance was $94.3 million. For the year ended December 31, 2009, performance compensation of $21.9 million at the reduced rate of 10% of investment income was allocated to DME Advisors’ joint venture account

    In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month (plus expenses). The agreement had an initial term of one year, and will continue for sequential one year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

Equity Price Risk. As of December 31, 2009, our investment portfolio included significant long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2009, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $7.3 million, or 0.9%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk. Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2009, we have no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2009, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2009:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(1,518)	(0.18)%	$1,518	0.18%
Canadian Dollar	(2,396)	(0.28)	2,396	0.28
Indian Rupee	1,606	0.19	(1,606)	(0.19)
Japanese Yen	10,224	1.19	(6,294)	(0.73)
Swiss Franc	(2,204)	(0.26)	2,204	0.26
Other	(777)	(0.09)	777	0.09
Total	$4,934	0.57%	$(1,005)	(0.12)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

Interest Rate Risk. Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, credit default swaps, and interest rate options. The primary market risk exposure for any debt security is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the converse is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.  The following table summarizes the impact that a 100 basis point increase and decrease in interest rates would have on the value of our investment portfolio as of December 31, 2009:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(2,424)	(0.28)%	$2,595	0.30%
Credit default swaps	(261)	(0.03)	261	0.03
Interest rate options	20,346	2.36	(9,005)	(1.05)
Net exposure to interest rate risk	$17,661	2.05%	$(6,149)	(0.72)%

    Credit Risk.  We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers and custodians and we have credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers and custodians on our behalf, we have no significant concentrations of credit risk.

Effects of Inflation. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

Political Risk. We are exposed to political risk to the extent that our investment advisor, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or permanent measures, which may have a material adverse impact on our investment strategy. In addition, governments in the U.S. and other jurisdictions could impose new tax rules and regulations which may have a material adverse impact on our operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.      OTHER INFORMATION

None

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
10.23
Concurrent Private Placement Stock Purchase Agreement for Class B Ordinary Shares, dated January 11, 2007, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement No. 333-139993)

10.24
Service Agreement, dated as of February 21, 2007 between DME Advisors, LP and Greenlight Capital Re, Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-139993)

10.25
Multiple Line Quota Share Reinsurance Agreement, effective as of October 1, 2006, between First Protective Insurance Company and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement No. 333-139993)

10.26
Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.26 of the Company's Form 10-K filed on February 23, 2009)

10.27
Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.27 of the Company's Form 10-K filed on February 23, 2009)

10.28
Amendment No. 1, dated February 20, 2009 to the Agreement dated January 1, 2008 by and among Greenlight Reinsurance, Ltd., Greenlight Capital Re, Ltd. (for limited purposes) and DME Advisors, LP (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K filed on February 23, 2009)

10.29	Letter of credit agreement executed July 21, 2009 between Greenlight Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 2, 2009)
12.1	Ratio of earnings to fixed charges and preferred share dividends
21.1	Subsidiaries of the registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Leonard Goldberg
Leonard Goldberg Chief Executive Officer
Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director & Chief Executive Officer (principal executive officer)
Date: February 24, 2010	Date: February 24, 2010
/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
Date: February 24, 2010	Date: February 24, 2010
/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
Date: February 24, 2010	Date: February 24, 2010
/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
Date: February 24, 2010	Date: February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
February 24, 2010

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2009	2008
Assets
Investments
Debt instruments, trading, at fair value	$95,838	$70,214
Equity securities, trading, at fair value	593,201	409,329
Other investments, at fair value	141,561	14,423
Total investments	830,600	493,966
Cash and cash equivalents	31,717	94,144
Restricted cash and cash equivalents	590,871	248,330
Financial contracts receivable, at fair value	30,117	21,419
Reinsurance balances receivable	72,584	59,573
Loss and loss adjustment expense recoverables	7,270	11,662
Deferred acquisition costs, net	34,401	17,629
Unearned premiums ceded	6,478	7,367
Notes receivable	15,424	1,769
Other assets	4,754	2,146
Total assets	$1,624,216	$958,005
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$570,875	$234,301
Financial contracts payable, at fair value	16,200	17,140
Loss and loss adjustment expense reserves	137,360	81,425
Unearned premium reserves	118,899	88,926
Reinsurance balances payable	32,013	34,963
Funds withheld	6,835	3,581
Other liabilities	12,796	6,229
Total liabilities	894,978	466,565
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,063,893 (2008: 29,781,736): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2008: 6,254,949))	3,632	3,604
Additional paid-in capital	481,449	477,571
Non-controlling interest in joint venture	30,597	6,058
Retained earnings	213,560	4,207
Total shareholders’ equity	729,238	491,440
Total liabilities and shareholders’ equity	$1,624,216	$958,005

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2009, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2009	2008	2007
Revenues
Gross premiums written	$258,818	$162,395	$127,131
Gross premiums ceded	(13,276)	(16,396)	(26,150)
Net premiums written	245,542	145,999	100,981
Change in net unearned premium reserves	(30,862)	(31,050)	(2,934)
Net premiums earned	214,680	114,949	98,047
Net investment income (loss)	199,861	(126,126)	27,642
Other income, net	4,538	—	—
Total revenues	419,079	(11,177)	125,689
Expenses
Loss and loss adjustment expenses incurred, net	119,045	55,485	39,507
Acquisition costs, net	69,232	41,649	38,939
General and administrative expenses	18,994	13,756	11,918
Total expenses	207,271	110,890	90,364
Net income (loss) before non-controlling interest and income tax benefit	211,808	(122,067)	35,325
Non-controlling interest in (income) loss of joint venture	(2,312)	1,163	—
Net income (loss) before income tax benefit	209,496	(120,904)	35,325
Income tax benefit	49	—	—
Net income (loss)	$209,545	$(120,904)	$35,325
Earnings (loss) per share
Basic	$5.78	$(3.36)	$1.16
Diluted	5.71	(3.36)	1.14
Weighted average number of ordinary shares used in the determination of
Basic	36,230,501	35,970,479	30,405,007
Diluted	36,723,552	35,970,479	30,866,016

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2009	2008	2007
Ordinary share capital
Balance – beginning of year	$3,604	$3,610	$2,156
Issue of Class A ordinary share capital, net of forfeitures	28	17	1,191
Issue of Class B ordinary share capital	—	—	263
Repurchase of Class A ordinary shares	—	(23)	—
Balance – end of year	$3,632	$3,604	$3,610
Additional paid-in capital
Balance – beginning of year	$477,571	$476,861	$219,972
Issue of Class A ordinary share capital	716	9	207,144
Issue of Class B ordinary share capital	—	—	49,737
Repurchase of Class A ordinary shares	—	(2,311)	—
Share-based compensation expense, net of forfeitures	3,410	3,000	2,884
Options repurchased	(248)	—	(247)
Initial public offering expenses	—	—	(2,629)
Short-swing sale profit from shareholder	—	12	—
Balance – end of year	$481,449	$477,571	$476,861
Non-controlling interest
Balance – beginning of year	$6,058	$—	$—
Non-controlling interest contribution in joint venture	22,227	7,221	—
Non-controlling interest in income (loss) of joint venture	2,312	(1,163)	—
Balance – end of year	$30,597	$6,058	$—
Retained earnings
Balance – beginning of year	$4,207	$125,111	$90,039
Net income (loss)	209,545	(120,904)	35,325
Options repurchased	(192)	—	(253)
Balance – end of year	$213,560	$4,207	$125,111
Total shareholders’ equity	$729,238	$491,440	$605,582

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	2009	2008	2007
Cash provided by (used in)
Operating activities
Net income (loss)	$209,545	$(120,904)	$35,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(192,319)	151,064	(23,719)
Net realized gains on investments and financial contracts	(38,512)	(8,923)	(13,215)
Foreign exchange gains on restricted cash and cash equivalents	(1,580)	(23,474)	—
Non-controlling interest in income (loss) of joint venture	2,312	(1,163)	—
Share-based compensation expense	3,410	3,000	2,884
Depreciation expense	117	40	40
Purchases of investments	—	—	(1,044,933)
Sales of investments	—	—	943,515
Net change in
Restricted cash and cash equivalents	—	—	(216,887)
Financial contracts receivable, at fair value	—	—	(222)
Reinsurance balances receivable	(13,011)	(15,717)	(24,234)
Loss and loss adjustment expense recoverables	4,392	(4,941)	(6,721)
Deferred acquisition costs, net	(16,772)	(10,327)	8,980
Unearned premiums ceded	889	1,377	(8,744)
Other assets	(1,247)	(1,221)	753
Financial contracts payable, at fair value	—	—	9,106
Loss and loss adjustment expense reserves	55,935	39,048	37,400
Unearned premium reserves	29,973	29,628	11,752
Reinsurance balances payable	(2,950)	15,823	14,904
Funds withheld	3,254	(3,961)	7,542
Other liabilities	6,567	3,360	495
Performance compensation payable to related party	—	(6,885)	(7,739)
Net cash provided by (used in) operating activities	50,003	45,824	(273,718)
Investing activities
Purchases of investments and financial contracts	(1,226,298)	(1,570,683)	—
Sales of investments and financial contracts	1,447,431	1,404,904	—
Change in restricted cash and cash equivalents, net	(340,961)	146,751	—
Change in notes receivable, net	(13,655)	(1,769)	—
Non-controlling interest contribution in joint venture	22,227	7,221	—
Fixed assets additions	(1,478)	—	—
Net cash used in investing activities	(112,734)	(13,576)	—
Financing activities
Net proceeds from share issue	28	17	255,706
Options repurchased	(440)	—	(500)
Net proceeds from exercise of stock options	716	9	—
Repurchase of Class A ordinary shares	—	(2,334)	—
Short-swing sale profit from shareholder	—	12	—
Net cash provided by (used in) financing activities	304	(2,296)	255,206
Net (decrease) increase in cash and cash equivalents	$(62,427)	29,952	(18,512)
Cash and cash equivalents at beginning of the year	94,144	64,192	82,704
Cash and cash equivalents at end of the year	$31,717	$94,144	$64,192
Supplementary information
Interest paid in cash	$5,629	$8,992	$2,665
Interest received in cash	6,350	6,528	14,094
Income tax paid in cash	—	—	—

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2009, 2008 and 2007

1.   DESCRIPTION OF BUSINESS

Greenlight Capital Re, Ltd. (‘‘GLRE’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re’’), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share as part of a private placement. On December 9, 2008, Verdant Holding Company, Ltd (“Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware principally for the purpose of making strategic investments in a select group of property and casualty insurers and general agents.

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

Basis of Presentation

The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re and Verdant. All significant intercompany transactions and balances have been eliminated on consolidation.

Management has evaluated subsequent events through February 24, 2010, the issuance date of these consolidated financial statements.

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

The Company writes excess of loss contracts as well as quota-share contracts. The Company estimates the ultimate premiums for the entire contract period. These estimates are based on information received from the ceding companies and estimates from actuarial pricing models used by the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota-share contracts, the premiums are recorded as written based on cession statements from cedents which typically are received monthly or quarterly depending on terms specified in each contract. For any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Certain contracts allow for re-instatement premiums in the event of a full limit loss prior to the expiry of a contract. A re-instatement premium is not due until there is a full limit loss event and therefore in accordance with U.S. GAAP, the Company records a re-instatement premium as written only in the event that a client incurs a full limit loss on the contract and the contract allows for a re-instatement of coverage upon payment of an additional premium.

    Certain contracts provide for a penalty to be paid if the contract is terminated and cancelled prior to its expiration term. Cancellation penalties are recognized in the period the notice of cancellation is received and are recorded in the consolidated statements of income under other income (expense).

Premiums written are generally recognized as earned over the contract period in proportion to the period of risk covered. Unearned premiums consist of the unexpired portion of reinsurance provided.

Reinsurance Premiums Ceded

The Company reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written during the period in which the risks incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of reinsurance obtained.

Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred and amortized over the related contract term, and are limited to their estimated realizable value based on the related unearned premium, anticipated claims expenses and investment income. Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2009, $27.4 million (2008: $20.9 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, included in acquisition costs were profit commission expenses of $6.8 million, $13.3 million and $10.6 million, respectively.

Funds Withheld

Funds withheld include reinsurance balances retained from retrocessionaires as security for a period of time in accordance with the contract terms. Any interest expense that the Company incurs during the period these funds are withheld, are included in the consolidated statements of income under net investment income.

Loss and Loss Adjustment Expense Reserves and Recoverables

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data, historical experience as well as the Company's own actuarial estimates. These estimates are reviewed periodically and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Notes Receivable

    Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable for impairment and records provisions for uncollectible notes and interest receivable for non-performing notes. For the year ended December 31, 2009, the notes earned interest at annual interest rates ranging from 6% to 10% and had maturity terms ranging from 5 years to 10 years. Included in the notes receivable balance was accrued interest of $0.7 million at December 31, 2009 (December 31, 2008: $19,201) and all notes were considered current and performing.

Deposit Assets and Liabilities

    The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately and recorded in the consolidated statements of income as other expense. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2009, included in the consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $2.1 million and $0.8 million of deposit assets and deposit liabilities, respectively. For the year ended December 31, 2009, included in other income (expense) were $0.6 million relating to losses on deposit accounted contracts, and $1.5 million relating to gains on deposit accounted contracts. There were no deposit assets or deposit liabilities at December 31, 2008.

Fixed Assets

    Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which is five years for computer software, and furniture and fixtures. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. At December 31, 2009, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(140)	$60
Furniture and fixtures	261	(22)	239
Leasehold improvements	1,217	(55)	1,162
Total	$1,678	$(217)	$1,461

    At December 31, 2008, fixed assets consisted of computer software with a cost of $200,000 and accumulated depreciation of $100,000.

    The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the year ended December 31, 2009, there were no impairments in fixed assets.

Financial Instruments

Investments and Investments in Securities Sold, Not Yet Purchased

    The Company’s investments in debt instruments and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of private debt instruments are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, private debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

The Company’s “other investments” may include investments in private and unlisted equity securities, limited partnerships, futures, commodities, exchange traded options and over-the-counter options (“OTC”), which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

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

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company's shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore the Company based its expected volatility on the historical volatility of similar entities. The Company considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry to calculate the historical volatility. Additionally, the Company used the full life of the option, ten years, as the estimated term of the option, and has assumed that dividends will not be paid.

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

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals.  Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity ("RODE") for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE each quarter until the final quantitative bonus is calculated and paid two years from the end of the fiscal year in which the business was underwritten. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period they are determined.

Also included in other liabilities are accruals for income taxes payable, professional fees and other general expenses.

Non-controlling Interest

Non-controlling interest in joint venture on the consolidated balance sheets represents DME Advisors LP’s, ("DME Advisors") share of assets in the joint venture whereby DME Advisors manages jointly held assets as disclosed in Note 13. DME Advisors’ share of investment income or loss is included in the consolidated statements of income as non-controlling interest in income or loss of joint venture.

    In December 2007, the Financial Accounting Standards Board (“FASB”) issued an amendment to topic ASC 810-10-45 (Consolidation) effective for fiscal years beginning on or after December 15, 2008. This amendment establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  As a result of this amendment, the Company's non-controlling interest in joint venture (previously referred to as minority interest in joint venture) was reclassified from liabilities to shareholders’ equity for all years presented. This reclassification resulted in an increase in shareholders’ equity and a decrease in total liabilities. However, this amendment did not have any impact on the Company's results of operations or retained earnings.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of income.

Earnings (Loss) Per Share

    Basic earnings (loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings (loss) per share calculations. The Company's unvested restricted stock is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings (loss) per share. Therefore, for the year ended December 31, 2008, unvested restricted stock has been excluded from the weighted average shares outstanding.

	2009	2008	2007
Weighted average shares outstanding	36,230,501	35,970,479	30,405,007
Effect of dilutive service provider share-based awards	131,163	—	161,109
Effect of dilutive employee and director share-based awards	361,888	—	299,900
	36,723,552	35,970,479	30,866,016

Anti-dilutive stock options outstanding	—	1,608,340	50,000

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

    Verdant is incorporated in Delaware, and therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is generally expected to be taxed at a rate of 35%. Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

Segment Information

Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance as the source of the Company's reportable segments.

The Company manages its business on the basis of one operating segment, Property and Casualty Reinsurance, in accordance with the qualitative and quantitative criteria established by U.S. GAAP.

Recently Issued Accounting Standards

In June 2009, the FASB established the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB and supersedes all other existing and related literature. The Codification does not change U.S. GAAP, but instead takes the hundreds of standards established by a variety of standard setters and reorganizes them into roughly 90 accounting topics using a consistent structure and a new method for citing particular content using unique numeric identifiers. The Codification is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. The implementation of the Codification had no impact on the Company’s results of operations or financial position, but impacted all references to FASB literature previously cited in the Company’s notes to the consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this Update. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company has adopted this Update for its annual period ending December 31, 2009 and has provided the disclosures in Note 3 to the consolidated financial statements in accordance with ASU No. 2009-12.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements of the existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company anticipates providing the required disclosures in accordance with ASU 2010-06 in the Company’s Form 10-Q for the period ending March 31, 2010. For those additional disclosures required for fiscal years beginning after December 15, 2010, the Company anticipates including those in its Form 10-Q for the period ending March 31, 2011.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications resulted in no changes to net income (loss) or retained earnings for any of the years presented.

3.	FINANCIAL INSTRUMENTS

In the normal course of its business, the Company purchases and sells various financial instruments which include listed and unlisted debt, equities, futures, put and call options, foreign exchange, commodities, derivatives and similar instruments sold, not yet purchased.

    The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to the value of financial contracts receivable and assets held at counterparties. The Company mitigates its counterparty credit by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty.  In addition, the Company is exposed to credit risk on corporate debt instruments to the extent that the debtors may default on their debt instruments.

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2009 were $38.5 million (2008: $8.9 million, 2007: $13.2 million). Gross realized gains were $215.7 million (2008: $271.3 million, 2007: $101.4 million) and gross realized losses were $177.2 million (2008: $262.4 million, 2007: $88.2 million). For the year ended December 31, 2009, included in net investment income in the consolidated statements of income were $190.0 million of net gains (2008: $145.6 million of net losses, 2007: $14.8 million of net gains) relating to trading securities still held at the balance sheet date.

As of December 31, 2009, cash and investments with a fair value of $315.2 million (2008: $220.2 million) have been pledged as security against letters of credit issued.

As of December 31, 2009, the Company’s investment in gold and gold derivatives was the only investment in excess of 10% of shareholders’ equity, with a fair value of $107.3 million, or 14.7% of shareholders' equity. As of December 31, 2008, there were no investments in excess of 10% of shareholders' equity.

Fair Value Hierarchy

Effective January 1, 2008, the Company’s “trading securities” are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income. For private equity securities, the unrealized gains and losses, if any, which would have been previously recorded in other comprehensive income, are included in net investment income in the consolidated statements of income in order to apply a consistent treatment for the Company’s entire investment portfolio. The change in treatment resulted in no cumulative-effect adjustment to the opening balance of retained earnings. The fair values of the private equity securities, existing at January 1, 2008, remained unchanged from the carrying values of those securities immediately prior to electing the fair value option.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2009:

	Fair Value Measurements as of December 31, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2009
Assets:	($ in thousands)
Debt instruments	$—	$94,301	$1,537	$95,838
Listed equity securities	593,201	—	—	593,201
Commodities	102,239	—	—	102,239
Private and unlisted equity securities	—	—	25,228	25,228
Call options	—	5,285	—	5,285
Put options	—	8,809	—	8,809
Financial contracts receivable	—	30,117	—	30,117
	$695,440	$138,512	$26,765	$860,717
Liabilities:
Listed equity securities, sold not yet purchased	$(570,875)	$—	$—	$(570,875)
Financial contracts payable	—	(16,200)	—	(16,200)
	$(570,875)	$(16,200)	$—	$(587,075)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2008:

	Fair Value Measurements as of December 31, 2008
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2008
Assets:	($ in thousands)
Debt instruments	$—	$66,099	$4,115	$70,214
Listed equity securities	409,329	—	—	409,329
Private and unlisted equity securities	—	121	11,776	11,897
Call options	2,526	—	—	2,526
Financial contracts receivable	—	21,419	—	21,419
	$411,855	$87,639	$15,891	$515,385
Liabilities:
Listed equity securities, sold not yet purchased	$(234,301)	$—	$—	$(234,301)
Financial contracts payable	—	(17,140)	—	(17,140)
	$(234,301)	$(17,140)	$—	$(251,441)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2009
	Debt Instruments	Private and Unlisted Equity Securities	Total
	($ in thousands)
Beginning balance	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	(4,263)	11,299	7,036
Total gains (losses) realized and unrealized in earnings, net	(102)	547	445
Transfers into Level 3, net	1,787	1,606	3,393
Ending balance	$1,537	$25,228	$26,765

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2008
	Debt Instruments	Private and Unlisted Equity Securities	Total
	($ in thousands)
Beginning balance	$865	$8,115	$8,980
Purchases, sales, issuances, and settlements, net	5,250	9,466	14,716
Total gains (losses) realized and unrealized in earnings, net	(2,000)	(600)	(2,600)
Transfers out of Level 3	—	(5,205)	(5,205)
Ending balance	$4,115	$11,776	$15,891

    For the year ended December 31, 2009, gross transfers into Level 3 of $6.6 million represent the fair value on the date of transfer of unlisted equity securities and debt instruments for which multiple broker quotes were not available. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs. Gross transfers out of Level 3 of $3.2 million represent the fair values on the dates of transfer of debt instruments for which multiple broker quotes became available. For the year ended December 31, 2008, the transfers out of Level 3 represent the fair value of private equity securities of an entity that were transferred to Level 1 when the entity's shares were publicly listed during the second quarter of fiscal 2008, resulting in fair value being based on the quoted price in an active market.

   For the year ended December 31, 2009, realized gains of $1.3 million, and change in unrealized losses of $0.8 million on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the consolidated statements of income. For the year ended December 31, 2008, the change in unrealized losses of $2.6 million on securities still held at the reporting date, and valued using unobservable inputs, are included in net investment income (loss) in the consolidated statements of income. There were no realized gains or losses for the year ended December 31, 2008, relating to securities valued using unobservable inputs.

Investments

Debt instruments, trading

At December 31, 2009, and 2008 included in debt instruments, are the following investments:

2009	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$60,121	$36,040	$(5,555)	$90,606
Corporate debt – Non U.S.	2,961	2,274	(3)	5,232
Total debt instruments	$63,082	$38,314	$(5,558)	$95,838

2008	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$74,833	$1,204	$(8,750)	$67,287
Corporate debt – Non U.S.	2,978	109	(160)	2,927
Total debt instruments	$77,811	$1,313	$(8,910)	$70,214

The maturity distribution for debt instruments held at December 31, 2009 is as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$6,202	$8,300
From one to five years	27,450	49,844
From five to ten years	25,179	33,732
More than ten years	4,251	3,962
	$63,082	$95,838

Investment in Equity Securities, Trading

At December 31, 2009 and 2008, included in investment securities, trading are the following long positions:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$510,229	$104,768	$(40,040)	$574,957
Exchange traded funds	7,879	10,365	—	18,244
	$518,108	$115,133	$(40,040)	$593,201

2008	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$552,941	$14,822	$(219,173)	$348,590
Exchange traded funds	53,364	8,092	(717)	60,739
	$606,305	$22,914	$(219,890)	$409,329

Other Investments

“Other investments” include options, commodities and private and unlisted equity securities for which quoted prices in active markets are not readily available. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2009, the Company held OTC call options and put options with fair values of $0.2 million and $8.8 million, respectively. As of December 31, 2008, the Company did not hold any OTC call or put options.

At December 31, 2009, the following securities are included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,552	$5,687	$—	$102,239
Private and unlisted equity securities	27,636	1,430	(3,838)	25,228
Put options	6,269	2,540	—	8,809
Call options	6,406	51	(1,172)	5,285
	$136,863	$9,708	$(5,010)	$141,561

Included in private and unlisted equity securities are investments in private equity funds with a fair value of $3.2 million. The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's year ended December 31, 2009. The private equity funds have varying lock-up periods and as of December 31, 2009 none of the funds were redeemable. The Company had unfunded commitments relating to a private equity fund of $7.4 million as of December 31, 2009 which are included in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

At December 31, 2008, the following securities are included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Private and unlisted equity securities	$15,395	$1,236	$(4,734)	$11,897
Call options	2,133	393	—	2,526
	$17,528	$1,629	$(4,734)	$14,423

During the years ended December 31, 2009, 2008 and 2007, other-than-temporary impairment losses on private and unlisted equities of $0, $0 and $323,000 respectively, were reported and included in net realized gains on securities under net investment income (loss) in the consolidated statements of income.

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

At December 31, 2009, the following securities are included in investments in securities sold, not yet purchased:

2009	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(536,895)	$62,278	$(79,525)	$(554,142)
Warrants and rights on listed equities	—	—	(733)	(733)
Exchange traded funds	(15,678)	—	(322)	(16,000)
	$(552,573)	$62,278	$(80,580)	$(570,875)

At December 31, 2008, the following securities are included in investments in securities sold, not yet purchased:

2008	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(343,079)	$115,619	$(6,841)	$(234,301)

At December 31, 2009 and 2008, all equities sold, not yet purchased included in the Company’s investment portfolio were in equities listed on recognized exchanges (Level 1).

Financial Contracts

As of December 31, 2009 and 2008, the Company had entered into total return swaps, credit default swaps, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security.

The fair value of financial contracts outstanding at December 31, 2009 is as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$20,325
Credit default swaps, purchased – Sovereign debt	USD	315,722	5,322
Total return swaps - Equities	USD	45,516	4,470
Total financial contracts receivable, at fair value			$30,117
Financial contract payable
Credit default swaps, purchased – Sovereign debt	USD	20,811	$(128)
Credit default swaps, purchased – Corporate debt	USD	121,118	(7,281)
Credit default swaps, issued – Corporate debt	USD	13,909	(8,739)
Total return swaps - Equities	USD	2,286	(52)
Total financial contracts payable, at fair value			$(16,200)

As of December 31, 2009, included in interest rate options are contracts on U.S. and Japanese interest rates. As of December 31, 2009, included in financial contracts payable, was a credit default swap (CDS) issued by the Company relating to the debt issued by another entity ("reference entity"). The CDS has a remaining term of 4 years and a notional amount of $13.9 million. Under this contract, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of December 31, 2009, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service. Based on the ratings of the reference entity, there appears to be a high risk of default at December 31, 2009. The fair value of the CDS at December 31, 2009 was $8.7 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs).

The fair value of financial contracts outstanding at December 31, 2008 is as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	98,991	$2,564
Credit default swaps, purchased – Corporate debt	USD	52,509	5,956
Credit default swaps, purchased – Sovereign debt	USD	261,721	12,881
Total return swaps - Equities	USD	3,231	18
Total financial contracts receivable, at fair value			$21,419
Financial contract payable
Credit default swaps, issued – Corporate debt	USD	13,909	$(7,024)
Total return swaps - Equities	USD	36,960	(10,116)
Total financial contracts payable, at fair value			$(17,140)

    During the years ended December 31, 2009, 2008 and 2007, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the years ended December 31,
		2009	2008	2007
		($ in thousands)
Interest rate options	Net investment income	$7,793	$(453)	$—
Credit default swaps, purchased – Corporate debt	Net investment income	(14,922)	5,872	(2)
Credit default swaps, purchased – Sovereign debt	Net investment income	(8,273)	16,573	—
Total return swaps – Equities	Net investment income	6,563	(30,925)	(29,402)
Credit default swaps, issued – Corporate debt	Net investment income	(1,016)	(3,511)	—
Total return swaps – Commodities	Net investment income	—	(7,292)	(12,141)
Options, warrants, and rights	Net investment income	(6,666)	(10,115)	1,714
Total		$(16,521)	$(29,851)	$(39,831)

    The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the year ended December 31, 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	2009
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$164,421	$21,000
Total return swaps	39,087	20,857
Interest rate options	1,624,963	—
Options – equity	494,224	64,527
Rights – equity	7,870	4,212
Total	$2,330,565	$110,596

4.        CASH AND CASH EQUIVALENTS

	2009	2008
	($ in thousands)
Cash at banks	$5,291	$17,179
Cash held with (due to) brokers	25,248	(89,048)
Money market funds held with brokers	1,178	166,013
	$31,717	$94,144

Due to the short term nature of cash and cash equivalents, management believes the above noted carrying values approximate their fair value. Cash at banks is held in non-U.S. financial institutions and are not insured by the FDIC or any other deposit insurance programs.

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

	2009	2008
	($ in thousands)
Cash held by prime brokers	$570,875	$230,481
Cash held by swap counter-parties	19,996	17,849
	$590,871	$248,330

Effective January 1, 2008, upon adoption of topic ASC 825-10-45-3 (Financial Instruments) any increase or decrease in restricted cash and cash equivalents relating to securities sold, not yet purchased and swaps is reported as an investing activity in the consolidated statements of cash flows. Prior to adoption of topic ASC 825-10-45-3, the net change in restricted cash and cash equivalents was reported as operating activity in the consolidated statements of cash flows.

6.            LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2009	2008	2007
	($ in thousands)
Gross balance at January 1	$81,425	$42,377	$4,977
Less: Losses recoverable	(11,662)	(6,721)	—
Net balance at January 1	69,763	35,656	4,977
Incurred losses related to:
Current year	126,642	67,473	40,584
Prior years	(7,597)	(11,988)	(1,077)
Total incurred	119,045	55,485	39,507
Paid losses related to:
Current year	(34,080)	(14,069)	(7,126)
Prior years	(24,661)	(7,282)	(1,702)
Total paid	(58,741)	(21,351)	(8,828)
Foreign currency revaluation	23	(27)	—
Net balance at December 31	130,090	69,763	35,656
Add: Losses recoverable	7,270	11,662	6,721
Gross balance at December 31	$137,360	$81,425	$42,377

    For the year ended December 31, 2009, the decrease in incurred losses of $7.6 million relating to prior years included the following:

•
Favorable loss development of $8.0 million on a 2006 Florida personal lines contract. During each quarter of 2009, the client reported favorable development of claims data resulting from lower than expected paid and incurred losses which impacted our internal reserve analysis and correspondingly caused us to reduce our reserves.

•
Favorable loss development of $1.5 million on a 2008 motor liability contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our internal quarterly reserve analysis.

•	Favorable loss development of $0.7 million on a 2008 severity medical malpractice contract based on our internal quarterly reserve analysis.

•
Favorable loss development of $0.7 million on a 2008 workers' compensation contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our internal quarterly reserve analysis.

•	Eliminating $1.0 million of reserves, held on two casualty clash contracts which were commuted during the year ended December 31, 2009, without any reported losses.

•	Adverse loss development of $3.4 million on a 2007 casualty clash contract resulting from claims relating to California wildfires.

•	Adverse loss development of $1.1 million on a 2007 health contract based on our internal quarterly reserve analysis.

•
The remaining net favorable loss development, excluding the above developments, was as a result of re-estimation of loss reserves performed on a quarterly and annual basis by the actuaries and underwriters based on cession statements and other information received on a contract by contract basis. There were no other significant adjustments (favorable or unfavorable) to the reserves on any given contract.

    For the year ended December 31, 2008, the decrease in incurred losses of $12.0 million relating to prior years included the following:

•
Favorable loss development of $12.4 million on a personal lines contract entered into during the year ended December 31, 2006. The favorable loss development was a result of reserves being released based on updated information received from the client indicating lower than expected claims development.

•	Eliminating $1.2 million of reserves held on two frequency contracts covering excess of loss medical malpractice due to commutation without any reported losses.

•
Adverse loss development of $1.4 million on a casualty clash severity contract due to notification of claims relating to sub-prime related events. This resulted in reserving for a full limit loss on this contract.

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

For the year ended December 31, 2007, the decrease in incurred losses of $1.1 million relating to the prior year was primarily as a result of lowered expected ultimate losses due to favorable loss development and commutation of certain contracts with no reported losses.

At December 31, 2009 and 2008, loss and loss adjustment expense reserves were comprised of the following:

	2009	2008
	($ in thousands)
Case reserves	$40,176	$6,666
IBNR	97,184	74,759
Total	$137,360	$81,425

7.        RETROCESSION

The Company utilizes retrocession agreements in an effort to reduce the risk of loss on business assumed. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the year ended December 31, 2009, loss and loss adjustment expenses incurred of $119.0 million (2008: $55.5 million, 2007: $39.5 million) are net of loss and loss expenses recovered and recoverable of $1.1 million (2008: $13.4 million, 2007: $13.4 million). Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At December 31, 2009, the company had loss and loss adjustment expense recoverables of $0.3 million (2008: $0.2 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has loss recoverables of $7.0 million (2008: $11.5 million) with unrated retrocessionaires. At December 31, 2009, the Company retains funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had no provision for uncollectible losses recoverable.

8.        SHARE CAPITAL

    The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2009, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

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

Pursuant to the Shareholders' Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders, the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders' Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to become registered. The Shareholders' Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders' Agreement are not deemed to be liabilities; therefore, there has been no recognition in the consolidated financial statements of the registration rights granted pursuant to the Shareholders' Agreement.

Shares authorized for issuance are comprised of 300,000 (2008: 350,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 2,000,000 (2008: 2,000,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of December 31, 2009, 133,897 (2008: 439,054) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the compensation committee of the Board of Directors.

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

    On August 5, 2008, the Board adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2009, 1,771,100 shares remained available under the share repurchase plan.

   On July 10, 2009, the SEC declared effective the Company’s Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities.

The following table is a summary of voting ordinary shares issued and outstanding:

	2009		2008		2007
As of December 31,	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	29,781,736	6,254,949	29,847,787	6,254,949	16,507,228	5,050,000
Issue of ordinary shares, net of forfeitures	282,157	—	162,849	—	11,913,929	2,631,579
Transfer from Class B to Class A	—	—	—	—	1,426,630	(1,426,630)
Repurchase of ordinary shares	—	—	(228,900)	—	—	—
Balance – end of year	30,063,893	6,254,949	29,781,736	6,254,949	29,847,787	6,254,949

Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are cancelled immediately upon repurchase.

Greenlight Re is subject to a minimum shareholder's equity balance of $120,000 as determined by the Cayman Islands Monetary Authority.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

9.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of December 31, 2009, the Company had reserved for issuance 2,000,000 Class A ordinary shares (2008: 2,000,000) for eligible participants. At December 31, 2009, 133,897 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

Service Provider Share Purchase Options

An affiliate of GCI entered into a consulting agreement (the ‘‘Consulting Agreement’’) with First International Securities Ltd. (‘‘First International’’) in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share.  The Company repurchased a portion of the share purchase options as follows:

Date of repurchase	Number of share purchase options repurchased	Price paid per share purchase option
December 24, 2007	50,000	$10.00
August 6, 2009	25,000	8.50
November 5, 2009	25,000	9.10
Total repurchased share purchase options	100,000

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the year ended December 31, 2009, 201,956 (2008: 141,465) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issue, subject to the grantee’s continued service with the Company. The Company also issued to certain directors, 35,875 (2008: 20,724) restricted Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to directors contains similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The Company recorded $2.7 million of share-based compensation expense relating to restricted shares for the year ended December 31, 2009 (2008: $1.6 million, 2007: $0.6 million). As of December 31, 2009, there were $3.5 million (2008: $2.8 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.34 years (2008: 1.67 years). For the year ended December 31, 2009, the total fair value of restricted shares vested was $0.4 million (2008: $0.2 million, 2007: $0).

The restricted share award activity during the year ended December 31, 2009 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2008	270,349	$17.80
Granted	237,831	15.30
Vested	(20,724)	18.65
Forfeited	(12,674)	18.09
Balance at December 31, 2009	474,782	$16.51

Employee and Director Stock Options

During the year ended December 31, 2009, the Company granted 80,000 (2008: 80,000) Class A ordinary share purchase options to the Chief Executive Officer, pursuant to his employment contract. These options vest 25% on the date of grant, and 25% each in 2010, 2011 and 2012 (2008 options vest 25% on the date of grant and 25% each in 2009, 2010, and 2011). The options expire after 10 years from the grant date. The Company uses the Black-Scholes option pricing model to determine the valuation of these options and has applied the assumptions set forth in the following table.

	2009		2008		2007
Risk free rate	3.55%		3.99%		4.79%
Estimated volatility	30%		30%		30%
Expected term	10	years	10	years	10	years
Dividend yield	0%		0%		0%

If actual results differ significantly from these estimates and assumptions, particularly in relation to management’s estimation of volatility which requires the most judgment due to the Company’s limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2009 related to employee and director stock options was $0.7 million (2008: $1.4 million, 2007: $2.3 million). At December 31, 2009, the total compensation cost related to non-vested options not yet recognized was $0.5 million (2008: $0.7 million, 2007: $1.4 million) to be recognized over a weighted average period of 1.3 years (2008: 1.0 year, 2007: 1.09 years) assuming the employees complete their service period for vesting of the options.

During the year ended December 31, 2009, 57,000 (2008: 660, 2007: nil) stock options were exercised which had a weighted average exercise price of $12.66 (2008: $13.85, 2007: nil). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the year ended December 31, 2009 was $0.3 million (2008: $6,067, 2007: nil).

Employee and director stock option activity during years ended December 31, 2009 and 2008 was as follows:
	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2007	1,179,000	$12.19	$6.20
Granted	80,000	29.39	8.69
Exercised	(660)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2008	1,258,340	$13.27	$6.35
Granted	80,000	28.44	6.25
Exercised	(57,000)	12.66	6.57
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2009	1,281,340	$14.24	$6.33

At December 31, 2009, the weighted-average remaining contractual term for options outstanding was 6.46 years (2008: 7.25 years).

At December 31, 2009, 1,164,674 (2008: 964,233) stock options were exercisable. These options had a weighted-average exercise price of $12.91 (2008: $11.26) and a weighted-average remaining contractual term of 6.2 years (2008: 6.68 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2009 was $6.25 (2008: $8.69, 2007: $10.18). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $12.8 million and $12.8 million, respectively (2008: $1.4 million and $1.3 million). During the year ended December 31, 2009, 256,332 (2008: 411,233, 2007: 376,333) options vested which had a weighted average grant date fair value of $6.82 (2008: $6.31, 2007: $6.01).

10.      NET INVESTMENT INCOME (LOSS)

	2009	2008	2007
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$232,410	$(118,667)	$28,051
Interest, dividend and other income	17,038	20,879	21,375
Interest, dividend and other expenses	(16,886)	(18,437)	(7,151)
Investment advisor compensation	(32,701)	(9,901)	(14,633)
Net investment income (loss)	$199,861	$(126,126)	$27,642

11.      GENERAL AND ADMINISTRATIVE EXPENSES

	2009	2008	2007
	($ in thousands)
General expenses	$15,584	$10,756	$9,034
Share-based compensation expense	3,410	3,000	2,884
	$18,994	$13,756	$11,918

12.      TAXATION

    The Company is domiciled in the Cayman Islands and under current Cayman Islands law, no corporate entity, including the Company, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company intends to conduct all of its operations in a manner that will not cause it to be treated as engaging in a trade or business within the United States and will not cause it to be subject to current U.S. federal income taxation on its net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not successfully assert that the Company is engaged in a trade or business within the U.S.

    The Company’s wholly owned subsidiary, Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the IRS. Verdant’s taxable income is expected to be taxed at a rate of 35%. For the year ended December 31, 2009 included in the consolidated balance sheet under other assets is a deferred tax asset of $68,719 (2008: $0) resulting solely from the temporary differences in recognition of expenses. An accrual has been recorded for current taxes payable in other liabilities in the consolidated balance sheet at December 31, 2009 for $19,529 (2008:$0). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

    The following table sets forth our current and deferred income tax benefit (expense) for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	($ in thousands)
Current tax expense	$(20)	—	—
Deferred tax benefit	69	—	—
Income tax benefit	$49	—	—

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

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008, the portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. In addition, the performance compensation for the year ended December 31, 2009 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the aggregate loss is earned. For the year ended December 31, 2009, included in net investment income (see Note 10) is performance compensation of $21.9 million (2008: $0 million, 2007: $6.9 million).

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment income for the year ended December 31, 2009 are management fees of $10.8 million (2008: $9.9 million, 2007: $7.7 million). The management fees have been fully paid as of December 31, 2009.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the year ended December 31, 2009, there were no indemnification payments made by the Company.

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

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

    At December 31, 2009, the Company had a $400 million letter of credit facility with Citibank N.A. This facility terminates on October 11, 2010, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 120 days prior to the termination date. In addition, at December 31, 2009, the Company had a $25 million letter of credit facility with Butterfield Bank (Cayman) Limited (“Butterfield Bank”). This facility terminates on June 6, 2010, although the termination date is automatically extended for an additional year unless written notice of cancellation is delivered to the other party at least 30 days prior to the termination date. On July 21, 2009, the Company entered into a $50.0 million letter of credit facility with Bank of America, N.A. This facility terminates on July 20, 2010, although the termination date is automatically extended for an additional year unless notice is delivered to the other party at least 90 days prior to the termination date.

At December 31, 2009, an aggregate amount of $278.4 million (2008: $167.3 million) in letters of credit were issued under the above referenced facilities. Under the facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At December 31, 2009, total equity securities and cash equivalents with a fair value in the aggregate of $315.2 million (December 31, 2008: $220.2 million) were pledged as security against the letters of credit issued. Each of the facilities requires that the Company comply with certain covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2009 and 2008.

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space in the Cayman Islands. On July 9, 2008, the Company entered into an additional lease agreement for new office space in the Cayman Islands. Under the terms of the latter lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases.

The total rent expense related to leased office spaces for the year ended December 31, 2009 was $539,000 (2008: $95,000, 2007: $90,000).

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

Private and Unlisted Equity

    From time to time the Company makes investments in private and unlisted investments. As part of the Company's participation in such private and unlisted investments, the Company may make funding commitments. As of December 31, 2009, the Company had commitments to invest an additional $16.8 million in private and unlisted investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in thousands)
Operating lease obligations	$345	$276	$276	$276	$276	$967	$2,416
Specialist service agreement	689	400	150	—	—	—	1,239
Private and unlisted investments (1)	16,836	—	—	—	—	—	16,836
	$17,870	$676	$426	$276	$276	$967	$20,491

(1)  Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2010.

Litigation

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As of December 31, 2009, the Company was not a party to any litigation or arbitration proceedings.

15.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. During the year ended December 31, 2009, the three largest brokers accounted for $79.4 million, $62.3 million and $60.0 million of gross premiums written, representing 30.7%, 24.1% and 23.2%, respectively of total gross premiums written by the Company. During the year ended December 31, 2008, the three largest brokers accounted for $50.0 million, $35.7 million and $25.6 million of gross premiums written, representing 30.8%, 22.0% and 15.7%, respectively of total gross premiums written by the Company. During the year ended December 31, 2007, the three largest brokers accounted for $41.3 million, $37.4 million and $15.0 million of gross premiums written, representing 32.5%, 29.5% and 11.8%, respectively, of total gross premiums written.

    The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the years ended December 31, 2009, 2008 and 2007:

Gross Premiums Written by Line of Business

	2009		2008			2007
	($ in thousands)
Property
Commercial lines	$26,113	10.1%	$13,591		8.4%	$17,532	13.8%
Personal lines	34,434	13.3	(4,071	)(1)	(2.5)	41,291	32.5
Casualty
General liability	40,320	15.6	16,948		10.4	17,597	13.8
Motor liability	78,161	30.2	72,578		44.7	795	0.6
Professional liability	12	—	2,150		1.3	27,230	21.4
Specialty
Health	47,749	18.4	40,210		24.7	16,489	13.0
Medical malpractice	5,703	2.2	4,641		2.9	6,197	4.9
Workers’ compensation	26,326	10.2	16,348		10.1	—	—
	$258,818	100.0%	$162,395		100.0%	$127,131	100.0%

(1)	Represents gross return premiums based on updated information received from the client.

Gross Premiums Written by Geographic Area of Risks Insured

	2009		2008		2007
	($ in thousands)
USA	$233,058	90.0%	$142,604	87.8%	$79,647	62.6%
Worldwide(1)	24,015	9.3	18,991	11.7	44,722	35.2
Europe	—	—	—	—	2,157	1.7
Caribbean	1,745	0.7	800	0.5	605	0.5
	258,818	100.0%	$162,395	100.0%	$127,131	100.0%

(1)	‘‘Worldwide’’ risk is comprised of individual policies that insure risks on a worldwide basis.

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	2009 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$71,871	$70,047	$65,983	$50,917
Gross premiums ceded	(1,220)	(6,611)	(2,894)	(2,551)
Net premiums written	70,651	63,436	63,089	48,366
Changes in net unearned premium reserves	(24,458)	(14,089)	(6,432)	14,117
Net premiums earned	46,193	49,347	56,657	62,483
Net investment income	27,717	88,323	32,628	51,193
Other income (expense)	2,124	(70)	(145)	2,629
Total revenues	76,034	137,600	89,140	116,305
Expenses
Loss and loss adjustment expenses incurred, net	30,196	23,547	34,643	30,659
Acquisition costs, net	13,245	15,578	17,767	22,642
General and administrative expenses	4,378	5,330	4,081	5,205
Total expenses	47,819	44,455	56,491	58,506
Net income before non-controlling interest and income tax expense	28,215	93,145	32,649	57,799
Non-controlling interest in income of joint venture	(330)	(1,006)	(380)	(596)
Net income before income tax expense	27,885	92,139	32,269	57,203
Income tax benefit (expense)	(75)	57	(11)	78
Net income	$27,810	$92,196	$32,258	$57,281
Earnings per share
Basic	$0.77	$2.54	0.89	1.58
Diluted	0.77	2.51	0.88	1.55
Weighted average number of ordinary shares used in the determination of
Basic	36,078,258	36,252,925	36,286,514	36,312,262
Diluted	36,334,870	36,689,711	36,828,726	37,000,613

	2008 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$70,766	$25,360	$37,684	$28,585
Gross premiums ceded	(9,272)	(5,615)	1,169	(2,678)
Net premiums written	61,494	19,745	38,853	25,907
Changes in net unearned premium reserves	(34,002)	4,937	(10,256)	8,271
Net premiums earned	27,492	24,682	28,597	34,178
Net investment income (loss)	(5,762)	31,025	(118,053)	(33,336)
Total revenues	21,730	55,707	(89, 456)	842
Expenses
Loss and loss adjustment expenses incurred, net	12,124	9,337	14,777	19,247
Acquisition costs, net	9,929	9,228	12,204	10,288
General and administrative expenses	4,460	3,210	3,208	2,878
Total expenses	26,513	21,775	30,189	32,413
Net income (loss) before non-controlling interest	(4,783)	33,932	(119,645)	(31,571)
Non-controlling interest in loss (income) of joint venture	33	(394)	1,212	312
Net income (loss)	$(4,750)	$33,538	$(118,433)	$(31,259)
Earnings (loss) per share
Basic	$(0.13)	$0.93	(3.29)	(0.87)
Diluted	(0.13)	0.91	(3.29)	(0.87)
Weighted average number of ordinary shares used in the determination of
Basic	35,981,312	36,249,979	35,995,236	35,918,309
Diluted	35,981,312	36,841,029	35,995,236	35,918,309

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2009

 (expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$63,082	$95,838	$95,838
Equity securities, trading, at fair value
Common stocks, listed	510,229	574,957	574,957
Exchange traded funds	7,879	18,244	18,244
Total equity securities, trading, at fair value	518,108	593,201	593,201
Total investments, trading	$581,190	$689,039	$689,039
Other investments, at fair value
Private and unlisted equities securities	$27,636	$25,228	$25,228
Commodities	96,552	102,239	102,239
Put options	6,269	8,809	8,809
Call options	6,406	5,285	5,285
Total other investments, at fair value	$136,863	$141,561	$141,561
Total investments	$718,053	$830,600	$830,600

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2009	December 31, 2008
	($ in thousands)
Assets
Cash and cash equivalents	$175	$37
Investment in subsidiaries	702,389	488,170
Due from subsidiaries	12,613	—
Total assets	$715,177	$488,207
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$16,536	$2,825
Total liabilities	16,536	2,825
Shareholders’ equity
Share capital	3,632	3,604
Additional paid-in capital	481,449	477,571
Retained earnings	213,560	4,207
Total shareholders’ equity	698,641	485,382
Total liabilities and shareholders’ equity	$715,177	$488,207

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2009	2008	2007
	($ in thousands)
Revenue
Investment income (loss)	$(42)	$—	$2
Other income	1,800	—	—
Total revenues	1,758	—	2
Expenses
General and administrative expenses	3,432	3,017	2,934
Net loss before equity in earnings (loss) of consolidated subsidiaries	(1,674)	(3,017)	(2,932)
Equity in earnings (loss) of consolidated subsidiaries	211,219	(117,887)	38,257
Consolidated net income (loss)	$209,545	$(120,904)	$35,325

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Cash provided by (used in)
Operating activities
Net income (loss)	$209,545	$(120,904)	$35,325
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in (earnings) loss of consolidated subsidiaries	(211,219)	117,887	(38,257)
Share-based compensation expense	3,410	3,000	2,884
Change in
Due from subsidiaries	(12,613)	—	—
Due to subsidiaries	13,711	2,825	500
Total operating activities	2,834	2,808	452
Investing activity
Contributed surplus to subsidiaries	(3,000)	(500)	(255,656)
Financing activities
Proceeds from share issue	28	17	255,706
Repurchase of Class A ordinary shares	—	(2,334)	—
Short-swing sale profit from shareholder	—	12	—
Net proceeds from exercise of stock options	716	9	—
Options repurchased	(440)	—	(500)
Total financing activities	304	(2,296)	255,206
Net increase in cash and cash equivalents	138	12	2
Cash and cash equivalents at beginning of the year	37	25	23
Cash and cash equivalents at end of the year	$175	$37	$25

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(expressed in thousands of U.S. dollars)

Year and Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2009 Property & Casualty	$34,401	$137,360	$118,899	$214,680	$199,861	$119,045	$69,232	$18,994	$258,818
2008 Property & Casualty	$17,629	$81,425	$88,926	$114,949	$(126,126)	$55,485	$41,649	$13,756	$162,395
2007 Property & Casualty	$7,302	$42,377	$59,298	$98,047	$27,642	$39,507	$38,939	$11,918	$127,131

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(expressed in thousands of U.S. dollars)

Year and Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2009 Property & Casualty	$—	$13,276	$258,818	$245,542	105%
2008 Property & Casualty	$—	$16,396	$162,395	$145,999	111%
2007 Property & Casualty	$—	$26,150	$127,131	$100,981	126%

(THIS PAGE INTENTIONALLY LEFT BLANK)