Form 10-Q
period 2010-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2010-05-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 001-33493

GREENLIGHT CAPITAL RE, LTD.
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
65 MARKET STREET SUITE 1207, CAMANA BAY P.O. BOX 31110 GRAND CAYMAN CAYMAN ISLANDS	KY1-1205
(Address of Principal Executive Offices)	(Zip Code)

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,160,953
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of April 30, 2010)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Investments
Debt instruments, trading, at fair value	$90,721	$95,838
Equity securities, trading, at fair value	652,869	593,201
Other investments, at fair value	157,395	141,561
Total investments	900,985	830,600
Cash and cash equivalents	52,105	31,717
Restricted cash and cash equivalents	610,455	590,871
Financial contracts receivable, at fair value	24,377	30,117
Reinsurance balances receivable	106,130	82,748
Loss and loss adjustment expense recoverable	8,199	7,270
Deferred acquisition costs, net	36,626	34,401
Unearned premiums ceded	4,869	6,478
Notes receivable	15,175	15,424
Other assets	3,231	4,754
Total assets	$1,762,152	$1,634,380
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$584,926	$570,875
Financial contracts payable, at fair value	14,787	16,200
Due to prime brokers	112,829	—
Loss and loss adjustment expense reserves	146,253	137,360
Unearned premium reserves	128,283	118,899
Reinsurance balances payable	31,686	34,301
Funds withheld	15,612	14,711
Other liabilities	11,082	12,796
Total liabilities	1,045,458	905,142
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,160,953 (2009: 30,063,893); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2009: 6,254,949))	3,642	3,632
Additional paid-in capital	482,366	481,449
Non-controlling interest in joint venture	29,517	30,597
Retained earnings	201,169	213,560
Total shareholders’ equity	716,694	729,238
Total liabilities and shareholders’ equity	$1,762,152	$1,634,380

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three months ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2010	2009
Revenues
Gross premiums written	$66,887	$71,871
Gross premiums ceded	(578)	(1,220)
Net premiums written	66,309	70,651
Change in net unearned premium reserves	(10,993)	(24,458)
Net premiums earned	55,316	46,193
Net investment (loss) income	(16,831)	27,717
Other (expense) income, net	(154)	2,124
Total revenues	38,331	76,034
Expenses
Loss and loss adjustment expenses incurred, net	29,135	30,196
Acquisition costs, net	16,910	13,245
General and administrative expenses	5,147	4,378
Total expenses	51,192	47,819
Net (loss) income before non-controlling interest and income tax expense	(12,861)	28,215
Non-controlling interest in loss (income) of joint venture	479	(330)
Net (loss) income before income tax expense	(12,382)	27,885
Income tax expense	(9)	(75)
Net (loss) income	$(12,391)	$27,810
Earnings (loss) per share
Basic	$(0.34)	$0.77
Diluted	$(0.34)	$0.77
Weighted average number of ordinary shares used in the determination of
Basic	35,949,107	36,078,258
Diluted	35,949,107	36,334,870

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2010	2009
Ordinary share capital
Balance – beginning of period	$3,632	$3,604
Issue of Class A ordinary share capital, net of forfeitures	10	20
Balance – end of period	$3,642	$3,624
Additional paid-in capital
Balance – beginning of period	$481,449	$477,571
Issue of Class A ordinary share capital	32	221
Share-based compensation expense, net of forfeitures	885	724
Balance – end of period	$482,366	$478,516
Non-controlling interest
Balance – beginning of period	$30,597	$6,058
Non-controlling interest (withdrawal) contribution to joint venture	(601)	—
Non-controlling interest in (loss) income of joint venture	(479)	330
Balance – end of period	$29,517	$6,388
Retained earnings
Balance – beginning of period	$213,560	$4,207
Net (loss) income	(12,391)	27,810
Balance – end of period	$201,169	$32,017
Total shareholders’ equity	$716,694	$520,545

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the three months ended March 31, 2010 and 2009
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2010	2009
Cash provided by (used in) Operating activities
Net (loss) income	$(12,391)	$27,810
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Net change in unrealized gains on investments and financial contracts	13,877	6,738
Net realized losses (gains) on investments and financial contracts	6,361	(42,477)
Foreign exchange loss on restricted cash and cash equivalents	2,233	2,298
Non-controlling interest in (loss) income of joint venture	(479)	330
Share-based compensation expense	885	743
Depreciation expense	56	10
Net change in
Reinsurance balances receivable	(23,382)	(28,359)
Loss and loss adjustment expense recoverables	(929)	4,662
Deferred acquisition costs, net	(2,225)	(6,718)
Unearned premiums ceded	1,609	903
Other assets	1,467	(2,281)
Loss and loss adjustment expense reserves	8,893	18,309
Unearned premium reserves	9,384	23,556
Reinsurance balances payable	(2,615)	2,213
Funds withheld	901	(199)
Other liabilities	(1,714)	422
Performance compensation payable to related party	—	3,032
Net cash provided by operating activities	$1,931	$10,992
Investing activities
Purchases of investments and financial contracts	(280,990)	(250,091)
Sales of investments and financial contracts	208,745	314,677
Change in due to prime brokers	112,829	—
Change in restricted cash and cash equivalents, net	(21,817)	(98,488)
Change in notes receivable, net	249	(15,146)
Non-controlling interest contribution in joint venture	(601)	—
Net cash provided by (used in) investing activities	$18,415	$(49,048)
Financing activities
Net proceeds from share issue	10	—
Net proceeds from exercise of stock options	32	222
Net cash provided by financing activities	$42	$222
Net increase (decrease) in cash and cash equivalents	20,388	(37,834)
Cash and cash equivalents at beginning of the period	31,717	94,144
Cash and cash equivalents at end of the period	$52,105	$56,310
Supplementary information
Interest paid in cash	$2,413	$1,574
Interest received in cash	1,470	629
Income tax paid in cash	10	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	GENERAL

Greenlight Capital Re, Ltd. (‘‘GLRE’’) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Reinsurance’’), provides global specialty property and casualty reinsurance. Greenlight Reinsurance has an unrestricted Class ‘‘B’’ insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Reinsurance commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  On December 9, 2008, Verdant Holding Company, Ltd. (“Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE’’.

As used herein, the ‘‘Company’’ refers collectively to GLRE and its subsidiaries.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is used to collateralize the liability created from securities sold, not yet purchased. Cash held for the benefit of counterparties is used to collateralize the current value of any amounts that may be due to the counterparty under the financial contracts.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data, historical experience as well as the Company's own actuarial estimates. These estimates are reviewed by the Company periodically on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss and loss adjustment expense recoverable include the amounts due from retrocessionaires for paid and unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance recoverable when recovery becomes unlikely.

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are generally recorded at cost along with accrued interest, if any, which approximates fair value. The Company regularly reviews all notes receivable for impairment and records provisions for uncollectible notes and interest receivable for non-performing notes. For the three months ended March 31, 2010, the notes earned interest at annual interest rates ranging from 6% to 10% and had remaining maturity terms ranging from 4 years to 9 years. Included in notes receivable balance were accrued interest of $0.8 million at March 31, 2010 (December 31, 2009: $0.7 million) and all notes were considered current and performing. Interest income earned on notes receivable is included in the condensed consolidated statements of income in net investment income.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2010, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $2.5 million and $0.8 million of deposit assets and deposit liabilities (December 31, 2009: $2.1 million and $0.8 million), respectively. For the three months ended March 31, 2010, included in other income were $0.2 million (2009: $0) related to losses on deposit accounted contracts, and $0 (2009: $0.1 million) relating to gains on deposit accounted contracts.

Financial Instruments

Investments and Securities Sold, Not Yet Purchased

The Company’s investments in debt instruments and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity and debt instruments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of private debt instruments are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, private debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives on the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets generally are included in investments in securities or financial contracts receivable. The Company’s derivative financial instrument liabilities generally are included in financial contracts payable. The Company's derivatives do not constitute hedges for financial reporting purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps ("CDS"), and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement on the contract.

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

The Company purchases and sells CDS for the purpose of either managing its exposure to certain investments or for other strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share. U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company's unvested restricted stock is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share. Therefore, for the three months ended March 31, 2010, unvested restricted stock has been excluded from the weighted average shares outstanding.

	Three months ended March 31,
	2010	2009
Weighted average shares outstanding	35,949,107	36,078,258
Effect of dilutive service provider share-based awards	—	98,156
Effect of dilutive employee and director share-based awards	—	158,456
	35,949,107	36,334,870

Anti-dilutive stock options outstanding	160,000	239,006
Participating securities excluded from calculation of loss per share	465,092	—

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU No. 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements of the existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company has adopted this ASU and has provided the required disclosures in accordance with ASU No. 2010-06 in this Form 10-Q for the period ending March 31, 2010. For those additional disclosures required for fiscal years beginning after December 15, 2010, the Company anticipates first including those in its Form 10-Q for the period ending March 31, 2011.

In February 2010, the FASB issued ASU No. 2010-09 which amended Subsequent Events (Topic 855). This ASU continues to require SEC filers to evaluate subsequent events through the date its financial statements are issued, but no longer requires SEC filers to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance and as a result the Company no longer discloses the date through which subsequent events have been evaluated.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2010:

	Fair value measurements as of March 31, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$89,520	$1,201	$90,721
Listed equity securities	652,869	—	—	652,869
Commodities	103,887	—	—	103,887
Private and unlisted equity securities	—	—	42,488	42,488
Call options	—	584	—	584
Put options	—	10,436	—	10,436
Financial contracts receivable	—	24,377	—	24,377
	$756,756	$124,917	$43,689	$925,362
Liabilities:
Listed equity securities, sold not yet purchased	$(583,368)	$—	$—	$(583,368)
Debt instruments, sold not yet purchased	—	(1,558)	—	(1,558)
Financial contracts payable	—	(14,787)	—	(14,787)
	$(583,368)	$(16,345)	$—	$(599,713)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2009:

	Fair value measurements as of December 31, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$94,301	$1,537	$95,838
Listed equity securities	593,201	—	—	593,201
Commodities	102,239	—	—	102,239
Private and unlisted equity securities	—	—	25,228	25,228
Call options	—	5,285	—	5,285
Put options	—	8,809	—	8,809
Financial contracts receivable	—	30,117	—	30,117
	$695,440	$138,512	$26,765	$860,717
Liabilities:
Listed equity securities, sold not yet purchased	$(570,875)	$—	$—	$(570,875)
Financial contracts payable	—	(16,200)	—	(16,200)
	$(570,875)	$(16,200)	$—	$(587,075)

The following tables present the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of and for the three months ended March 31, 2010 and 2009:

	Fair value measurements using significant unobservable inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
2010	($ in thousands)
Beginning balance, January 1, 2010	$1,537	$25,228	$26,765
Purchases, sales, issuances, and settlements, net	(7)	16,064	16,057
Total gains (losses) realized and unrealized in earnings, net	(329)	1,196	867
Transfers into (out of) Level 3, net	—	—	—
Ending balance, March 31, 2010	$1,201	$42,488	$43,689

	Fair value measurements using significant unobservable inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
2009	($ in thousands)
Beginning balance, January 1, 2009	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	1,732	(82)	1,650
Total gains (losses) realized and unrealized in earnings, net	(1,485)	(1,887)	(3,372)
Transfers into (out of) Level 3, net	4,990	—	4,990
Ending balance, March 31, 2009	$9,352	$9,807	$19,159

There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010.

For the three months ended March 31, 2010, realized gains of $0.4 million (2009: $0.05 million)  and change in unrealized gains of $0.4 million (2009: $3.4 million) on securities still held at the reporting date, and valued using unobservable inputs, are included as net investment income (loss) in the condensed consolidated statements of income.

Debt Instruments, Trading

At March 31, 2010, the following investments were included in debt instruments:

2010	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S	$56,952	$37,116	$(5,482)	$88.586
Corporate debt – Non U.S	910	1,236	(11)	2,135
Total debt instruments	$57,862	$38,352	$(5,493)	$90,721

At December 31, 2009, the following investments were included in debt instruments:

2009	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$60,121	$36,040	$(5,555)	$90,606
Corporate debt – Non U.S.	2,961	2,274	(3)	5,232
Total debt instruments	$63,082	$38,314	$(5,558)	$95,838

The maturity distribution for debt securities held at March 31, 2010 is as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$6,201	$9,558
From one to five years	24,243	43,390
From five to ten years	23,394	34,118
More than ten years	4,024	3,655
	$57,862	$90,721

Investment in Equity Securities, Trading

At March 31, 2010, the following long positions were included in investment securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$547,437	$124,711	$(36,812)	$635,336
Exchange traded funds	7,879	9,654	—	17,533
	$555,316	$134,365	$(36,812)	$652,869

At December 31, 2009, the following long positions were included in investment securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$510,229	$104,768	$(40,040)	$574,957
Exchange traded funds	7,879	10,365	—	18,244
	$518,108	$115,133	$(40,040)	$593,201

Other Investments

“Other investments” include options, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of March 31, 2010, the Company held OTC call options and put options with fair values of $0.03 million and $10.44 million (December 31, 2009: $0.2 million and $8.8 million), respectively.

At March 31, 2010, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,552	$7,335	$—	$103,887
Private and unlisted equity securities	44,138	1,230	(2,881)	42,487
Put options	12,323	93	(1,980)	10,436
Call options	6,289	—	(5,704)	585
	$159,302	$8,658	$(10,565)	157,395

At December 31, 2009, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,552	$5,687	$—	$102,239
Private and unlisted equity securities	27,636	1,430	(3,838)	25,228
Put options	6,269	2,540	—	8,809
Call options	6,406	51	(1,172)	5,285
	$136,863	$9,708	$(5,010)	$141,561

Included in private and unlisted equity securities are investments in private equity funds with a fair value of $2.1 million. The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's reporting period. The private equity funds have varying lock-up periods and as of March 31, 2010 none of the funds were redeemable. The Company had unfunded commitments relating to a private equity fund of $6.8 million as of March 31, 2010 which are included in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At March 31, 2010 and December 31, 2009, all equities sold, not yet purchased included in the Company’s investment portfolio were in equities listed on recognized exchanges (Level 1).

At March 31, 2010, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(530,424)	$58,672	$(100,285)	$(572,037)
Warrants and rights on listed equities	—	—	(543)	(543)
Exchange traded funds	(9,119)	—	(1,669)	(10,788)
Debt instruments	(1,572)	14	—	(1,558)
	$(541,115)	$58,686	$(102,497)	$(584,926)

At December 31, 2009, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(536,895)	$62,278	$(79,525)	$(554,142)
Warrants and rights on listed equities	—	—	(733)	(733)
Exchange traded funds	(15,678)	—	(322)	(16,000)
	$(552,573)	$62,278	$(80,580)	$(570,875)

Financial Contracts

As of March 31, 2010 and December 31, 2009, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives but not for hedging purposes. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security.

At March 31, 2010, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$15,119
Credit default swaps, purchased – sovereign debt	USD	186,337	3,680
Total return swaps – equities	USD	40,573	5,578
Total financial contracts receivable, at fair value			$24,377

Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	19,552	$(266)
Credit default swaps, purchased – corporate debt	USD	121,118	(6,613)
Credit default swaps, issued – corporate debt	USD	13,909	(7,465)
Total return swaps – equities	USD	12,462	(443)
Total financial contracts payable, at fair value			$(14,787)

At December 31, 2009, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$20,325
Credit default swaps, purchased – sovereign debt	USD	315,722	5,322
Total return swaps – equities	USD	45,516	4,470
Total financial contracts receivable, at fair value			$30,117

Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	20,811	$(128)
Credit default swaps, purchased – corporate debt	USD	121,118	(7,281)
Credit default swaps, issued – corporate debt	USD	13,909	(8,739)
Total return swaps – equities	USD	2,286	(52)
Total financial contracts payable, at fair value			$(16,200)

As of March 31, 2010, included in interest rate options are contracts on U.S. and Japanese interest rates. As of March 31, 2010, included in financial contracts payable was a CDS issued by the Company relating to the debt issued by an unrelated entity ("reference entity"). The CDS is scheduled to terminate in September 2013 and has a notional amount of $13.9 million. Under this contract, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of March 31, 2010, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service. The fair value of the CDS at March 31, 2010 was $7.5 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs). At March 31, 2010, based on an evaluation of the reference entity, management believed it was not probable that the Company would be required to pay the notional amount of the CDS.

During the three months ended March 31, 2010 and 2009, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended March 31,
		2010	2009
		($ in thousands)
Interest rate options	Net investment income (loss)	$(5,206)	$970
Credit default swaps, purchased – Corporate debt	Net investment income (loss)	(3)	3,917
Credit default swaps, purchased – Sovereign debt	Net investment income (loss)	2,157	(2,036)
Total return swaps – Equities	Net investment income (loss)	797	(10,586)
Credit default swaps, issued – Corporate debt	Net investment income (loss)	1,448	(1,986)
Options, futures, warrants, and rights	Net investment income (loss)	(7,286)	(2,389)
		$(8,093)	$(12,110)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the three months ended March 31, 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$130,644
Total return swaps	10,238	4,116
Options	188,260	2,199
Futures	44,436	41,763
Total	$242,934	$178,722

For the three months ended March 31, 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$33,343	$20,850
Total return swaps	—	2,509
Interest rate options	27,770	—
Options	2,971	12,223
Rights	4,126	2,613
Total	$68,210	$38,195

Due to Prime Brokers

At March 31, 2010, the Company had an indebtedness of $112.8 million to its prime brokers relating to investments purchased on margin. In the normal course of business, the Company's investment guidelines allow for temporary (30 days) leverage up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets.

4.	REINSURANCE BALANCES RECEIVABLE

At March 31, 2010, included in reinsurance balances receivable were $26.7 million due from a ceding insurer drawn under a letter of credit issued by the Company to the ceding insurer. These funds are being held in an interest bearing segregated account by the ceding insurer.

5.	RETROCESSION

The Company may from time to time purchase retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the three months ended March 31, 2010 and 2009, loss and loss adjustment expenses incurred of $29.1 million and $30.2 million reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $1.4 million and $3.5 million, respectively. Retrocession contracts do not relieve the Company from its obligations to policyholders. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At March 31, 2010, the Company had loss and loss adjustment expense recoverables of $0.4 million (December 31, 2009: $0.3 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has loss recoverables of $7.8 million (December 31, 2009: $7.0 million) with unrated retrocessionaires. At March 31, 2010 and December 31, 2009, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

6.    SHARE CAPITAL

During the three months ended March 31, 2010, 94,720 (2009: 186,956) restricted shares of Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from issue date, subject to the grantee's continued service with the Company.

The restricted share award activities during the three months ended March 31, 2010 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2009	474,782	$16.51
Granted	94,720	25.00
Vested	(104,410)	16.12
Forfeited	-	-
Balance at March 31, 2010	465,092	$18.32

During the three months ended March 31, 2010, 2,340 (2009: 17,500) stock options were exercised which had a weighted average exercise price of $13.85 (2009: $12.72) per share. The intrinsic value of options exercised during the three months ended March 31, 2010 was $26,511 (2009: $39,900).  For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance under the Company’s stock incentive plan.  At March 31, 2010, 39,177 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

On April 28, 2010, the Company’s shareholders approved an amendment to the Company’s stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million Class A ordinary shares. At April 30, 2010, as a result of this amendment, there were 1,539,177 Class A ordinary shares available for future issuance.

Employee and director stock option activities during the three months ended March 31, 2010 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2009	1,281,340	$14.24	$6.33
Granted	—	—	—
Exercised	(2,340)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2010	1,279,000	$14.24	$6.33

The following table is a summary of voting ordinary shares issued and outstanding:

	March 31, 2010		March 31, 2009
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,063,893	6,254,949	29,781,736	6,254,949
Issue of ordinary shares, net of forfeitures	97,060	—	204,456	—
Balance – end of period	30,160,953	6,254,949	29,986,192	6,254,949

7.	RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company is party to an Investment Advisory Agreement (the ‘‘Advisory Agreement’’) with DME Advisors, LP (“DME Advisors”) under which the Company and DME Advisors created a joint venture for the purposes of managing certain jointly held assets. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

  Pursuant to the Advisory Agreement with DME Advisors, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. At March 31, 2010, the loss carry forward balance was $111.2 million. At March 31, 2010, no performance compensation expense was recorded due to the net investment loss reported for the three months ended March 31, 2010. For the three months ended March 31, 2009, $3.0 million of performance compensation expense was recorded.

Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment loss for the three months ended March 31, 2010 are management fees of $3.3 million (March 31, 2009: $2.2 million). All management fees were fully paid as of March 31, 2010.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed for one year periods until terminated by the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.	COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective September 1, 2005, the Company entered into a five-year non-cancelable lease agreement to rent office space in the Cayman Islands. Effective April 25, 2010, this lease was terminated and the Company was released from all future obligations and liabilities relating to this lease agreement. On July 9, 2008, the Company entered into an additional lease agreement for new office space in the Cayman Islands. Under the terms of the latter lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2010.

The total rent expense related to leased office spaces for the three months ended March 31, 2010 was $0.1 million (2009: $0.2 million).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist whereby the specialist service provider provides administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to this agreement.

 Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2010, the Company had commitments to invest an additional $17.1 million in private equity investments.

The following is a schedule of future minimum payments required under the above commitments:

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in thousands)
Operating lease obligations	$250	$276	$276	$276	$276	$967	$2,321
Specialist service agreement	470	400	150	—	—	—	1,020
Private and unlisted investments (1)	17,110	—	—	—	—	—	17,110
	$17,830	$676	$426	$276	$276	$967	$20,451

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2010.

Letters of Credit

At March 31, 2010, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Citibank N.A	$400,000	October, 11, 2010	120 days prior to termination date
Butterfield Bank (Cayman) Limited	25,000	June 6, 2010	30 days prior to termination date
Bank of America, N.A	50,000	July 20, 2010	90 days prior to termination date
	$475,000

At March 31, 2010, an aggregate amount of $245.2 million (December 31, 2009: $278.4 million) in letters of credit were issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At March 31, 2010, total equity securities and cash equivalents with a fair value in the aggregate of $296.6 million (December 31, 2009: $315.2 million) were pledged as security against the letters of credit issued. Each of the facilities requires that the Company comply with certain covenants, including restrictions on the Company’s ability to place a lien or charge on the pledged assets, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2010 and December 31, 2009.

Litigation

From time to time in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any of existing disputes, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

9.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, property and casualty reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31, 2010			Three months ended March 31, 2009
	($ in thousands)			($ in thousands)
Property
Commercial lines	$13,407		20.0%	$19,413	27.0%
Personal lines	6,855		10.2	11	0.0
Casualty
General liability	5,662		8.5	2,632	3.7
Motor liability	11,689		17.5	16,688	23.2
Specialty
Health	21,987		32.9	17,379	24.2
Medical malpractice	(1,360)	(1)	(2.0)	4,620	6.4
Workers’ compensation	3,275		4.9	11,128	15.5
Financial	5,372		8.0	—	—
	$66,887		100.0%	$71,871	100.0%

(1)	The negative balance represents premiums returned upon commutation of a contract.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31, 2010		Three months ended March 31, 2009
	($ in thousands)		($ in thousands)
North America	$51,863	77.5%	$51,267	71.3%
Worldwide (1)	15,024	22.5	20,358	28.3
Caribbean	—	—	246	0.4
	$66,887	100.0%	$71,871	100.0%

(1)	‘‘Worldwide’’ risk is comprised of individual policies that insure risks on a worldwide basis.

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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2010 and 2009 and financial condition as of March 31, 2010 and December 31, 2009. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only to the dates on which they were made.

We intend to communicate certain events that we believe may have a material adverse impact on the Company's operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding reinsurance or investments events that we do not believe, based on management's estimates and current information, will have a material adverse impact on the Company's operations or financial position.

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

In addition, we seek to form strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant Holding Company, Ltd. (“Verdant”), our wholly owned subsidiary which, among other activities, has made or may make strategic investments in a select group of property and casualty insurers and general agents in the United States.

Because we employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not be indicative of future performance. In addition, due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

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

Severity business is typically characterized by contracts with the potential for significant losses emanating from one event or multiple events. Clients generally buy this protection to remove volatility from their balance sheets and, accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect our severity business to generate higher profit margins and return on equity than those of our frequency business.

Outlook and Trends

We believe that the rebound in the financial markets during 2009 resulted in restored financial positions in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market which has resulted in a delay in significant price increases for our specialty products. In addition, the lack of large catastrophes in 2009 has preserved industry capital. Further, we believe the slowdown in worldwide economic activity has decreased the overall demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed, and in some areas reversed. We believe that pricing of the property and casualty industry will be relatively flat for the near term until insurers and reinsurers begin to realize that the current price levels are not economically rational. Given that throughout the industry prior years' reserve redundancies have been reduced substantially and current interest rates are low, which limits opportunities for traditional fixed maturity investment income, we believe the industry will eventually need to increase pricing. However, we do not expect to see the effects of this until late 2010 or 2011. Price increases could occur earlier if financial and credit markets experience additional adverse shocks and loss of capital of insurers and reinsurers.

Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition and the development of certain strategic relationships. In addition, there are a number of insurers and reinsurers that continue to suffer from capacity issues even after the rebound of the financial markets during 2009.  In the first quarter of 2010, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy.  Attractive underwriting opportunities could increase for us if financial and credit markets report large losses while we maintain our financial strength. We continue to see some consolidation in the insurance and reinsurance industry in 2010.  We believe if merger and acquisition activity in the reinsurance industry increases and the number of industry participants decreases we may benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

If the current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on and compete for resulting opportunities. In some markets, such as subsectors of the credit and surety markets, we believe prices are rising substantially and reinsurance capacity is being withdrawn due to recent loss activity. In January 2010, we entered the credit and surety markets for the first time, as we believe recent dislocations will create above average opportunities for profit over the near term. Property catastrophe retrocession pricing has remained flat during first quarter of 2010. At the same time, property catastrophe reinsurance pricing softened by an estimated 8% to 10% versus first quarter of 2009. We believe this soft pricing is due to the increased underwriting capacity of the industry, and in the absence of large catastrophe events, could further soften the property catastrophe retrocessional market later in 2010 and into 2011. If pricing softens significantly in property catastrophe retrocessional coverage, we expect to reduce our exposures accordingly. While it is unclear what other businesses could be significantly affected by the current economic downturn, we believe that opportunities are likely to arise in a number of areas, including the following:

•   lines of business that experience significant losses;

•   lines of business where current market participants are experiencing financial distress or uncertainty; and

•   business that is premium and capital intensive due to regulatory and other requirements.

Significant market dislocations that increase the pricing of certain insurance coverage could create the need for insureds to retain risks and therefore fuel the opportunity or need to form new captives. If this happens, a number of these captives could form in the Cayman Islands, enhancing our opportunity to provide additional reinsurance to the Cayman Islands' captive market.

During the first quarter of 2010, the U.S. government passed the Health Care Reform Bill – “Patient Protection and Affordable Care Act” which is expected to overhaul the health care system in the U.S. We are monitoring the impact of this Act on our business and the health care industry, but it is currently too early to predict with certainty the magnitude of any impact, and whether the Act will positively or negatively impact our business.

Our investment portfolio continues to be conservatively postured in 2010 as the market appears to have priced in a sustained economic recovery which may or may not hold. Our long portfolio is, for the most part, invested in stable, less cyclical businesses and three of our top five positions were initiated in 2009. We continue to hold short positions in businesses that we believe should be fundamentally challenged, especially in a difficult economic environment. We believe that there is a risk that the market will contract the multiples of higher reported earnings, which we believe have been principally supported by significant government stimulus programs and one-time temporary inventory improvements. Given the challenging macroeconomic environment and higher government deficits, we continue to hold a significant position in gold and have other macro hedges in place in the form of options on higher interest rates and some corporate and sovereign CDS. We will continue to opportunistically evaluate mispriced equity investments as the credit contraction continues to bear out.

We intend to continue monitoring both underwriting and financial market conditions to position ourselves to participate in future underserved or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, we reported a net loss of $12.4 million, as compared to a net income of $27.8 million reported for the same period in 2009. The net loss is principally due to our investment portfolio reporting a net loss of $16.8 million, or a loss of 1.9%, for the first quarter of 2010 as compared to a net investment income of $27.7 million, or a return of 4.6%, for the same period in 2009. The underwriting income for the three months ended March 31, 2010 was $9.3 million compared to $2.8 million for the same period in 2009.  The increase in the underwriting income for the three months ended March 31, 2010 was principally due to no major catastrophe losses being reported during the period as compared to the same period in 2009, as well as a gain reported on commutation of a severity contract during the first quarter of 2010.

During the three months ended March 31, 2010, the basic adjusted book value per share decreased by $0.37 per share, or 1.9%, to $18.87 per share from $19.24 per share at December 31, 2009. During the three months ended March 31, 2010, fully diluted adjusted book value decreased by $0.35 per share, or 1.9%, to $18.60 per share from $18.95 per share at December 31, 2009.

Basic adjusted book value per share is a non-GAAP measure which excludes the non-controlling interest in a joint venture from total shareholders' equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	($ in thousands)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$716,694	$729,238	$648,677	$614,546	$520,545
Less: Non-controlling interest in joint venture	(29,517)	(30,597)	(8,111)	(7,395)	(6,388)
Basic adjusted book value per share numerator	$687,177	$698,641	$640,566	$607,151	514,157
Add: Proceeds from in-the-money options issued and outstanding	16,590	16,623	16,031	16,642	16,642
Fully diluted adjusted book value per share numerator	$703,767	$715,264	$656,597	$623,793	$530,799
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,415,902	36,318,842	36,308,842	36,276,342	36,241,141
Add: In-the-money stock options issued and outstanding	1,419,000	1,421,340	1,406,340	1,460,840	1,460,840
Fully diluted adjusted book value per share denominator	37,834,902	37,740,182	37,715,182	37,737,182	37,701,981

Basic adjusted book value per share	$18.87	$19.24	$17.64	$16.74	$14.19
Fully diluted adjusted book value per share	$18.60	$18.95	$17.41	$16.53	$14.08

Premiums Written

Details of gross premiums written are provided below:

	Three months ended March 31,
	2010		2009
	($ in thousands)
Frequency	$52,341	78.3%	$46,799	65.1%
Severity	14,546	21.7	25,072	34.9
Total	$66,887	100.0%	$71,871	100.0%

We expect quarterly reporting of premiums written to remain volatile as our underwriting portfolio continues to develop. The composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency business and severity business when comparing the three month periods ended March 31, 2010 and 2009. In the first quarter of 2010, we identified a new opportunity relating to credit and surety markets (which we have classified as “Specialty – Financial” in our line of business analysis) which accounted for $4.1 million of the increase in frequency premiums written for the three months ended March 31, 2010. The remaining $1.6 million of increase in frequency premiums written was the net impact of increases in our personal lines, health, and general liability lines partially offset by decreases in motor liability and workers' compensation lines. The decrease in motor liability premiums resulted from the termination of a poorly performing contract and a deteriorating motor liability market, while the decrease in workers’ compensation lines was mainly a result of decreases in the underlying insured policies due to the current economic slowdown.

The decrease in severity premiums was partially due to our decision to decrease our participation in a property catastrophe contract due to changing market conditions and partially due to a medical malpractice contract being terminated and unearned premiums being returned to the ceding insurer during the three months ended March 31, 2010. Offsetting these decreases was $1.3 million of severity premiums written in our financial line relating to surety risk. A detailed analysis of gross premiums written by line of business can be found in Note 9 to the condensed consolidated financial statements.

For the three months ended March 31, 2010, our ceded premiums were $0.6 million compared to $1.2 million of ceded premiums for same period in 2009. The decrease in ceded premiums was primarily the result of decreases in health and workers’ compensation lines which were partially offset by an increase in our general liability line. While the health premiums written increased for the three months ended March 31, 2010, the health premiums ceded decreased. This was due to one of our ceding insurers retaining the excess layer of coverage which in turn no longer required us to obtain retrocession coverage of the excess layer on those health contracts.

Details of net premiums written are provided below:
	Three months ended March 31,
	2010		2009
	($ in thousands)
Frequency	$51,763	78.1%	$46,053	65.2%
Severity	14,546	21.9	24,598	34.8
Total	$66,309	100.0%	$70,651	100.0%

Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three months ended March 31,
	2010		2009
	($ in thousands)
Frequency	$45,861	82.9%	$31,877	69.0%
Severity	9,455	17.1	14,316	31.0
Total	$55,316	100.0%	$46,193	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. The increase in frequency net premiums earned is attributable principally to increased premiums earned from the health, personal and general liability lines offset by small decreases in motor liability and workers compensation lines, as compared to the corresponding 2009 period. Similarly the decrease in our severity earned premiums is a direct result of the decrease in our severity underwriting portfolio for reasons explained above.

   Losses Incurred, Net

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three months ended March 31,
	2010		2009
	($ in thousands)
Frequency	$28,717	98.6%	$16,978	56.2%
Severity	418	1.4	13,218	43.8
Total	$29,135	100.0%	$30,196	100.0%

Total losses incurred on frequency contracts continued to increase as a result of an increase in premiums earned. Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. Our overall loss ratio for the three months ended March 31, 2010 was 52.7% compared to 65.4% for the same period in 2009. The loss ratios for our frequency business were 62.6% and 53.3% for the three months ended March 31, 2010 and 2009, respectively. The increase in frequency loss ratio was primarily related to our personal lines. During the first quarter of 2010, we had no changes to our loss ratio estimates in personal lines, however, during the first quarter of 2009 our personal lines had reported significantly favorable loss development which had resulted in a reversal of losses (and a lower overall frequency loss ratio) during the first quarter of 2009. During the three months ended March 31, 2010, we also reported higher loss ratios relating to general liability and workers’ compensation lines which were partially offset by a decrease in our health line loss ratio.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 4.4% and 92.3% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the loss ratio for our severity business during the three months ended March 31, 2010 is primarily due to the lack of losses incurred on catastrophe excess of loss contracts during the three months ended March 31, 2010 compared to the same period in 2009. In addition, the severity loss ratio reported for the three months ended March 31, 2010 was unusually low due to the reversal of loss reserves upon commutation of a medical malpractice contract during the first quarter of 2010. Losses incurred for the three months ended March 31, 2010 can be further broken down into losses paid and changes in loss reserves as follows:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$21,566	$(423)	$21,143	$8,372	$(1,155)	$7,217
Change in reserves	8,921	(929)	7,992	18,317	4,662	22,979
Total losses incurred	$30,487	$(1,352)	$29,135	$26,689	$3,507	$30,196

Included in change in reserves of $8.0 million for the three months ended March 31, 2010, were changes in prior period reinsurance reserves primarily due to the elimination of $1.9 million loss reserves relating to a medical malpractice contract that was commuted during the first quarter of 2010. There were no other significant developments of prior period reserves during the three months ended March 31, 2010.

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

	Three months ended March 31,
	2010		2009
	($ in thousands)
Frequency	$15,996	94.6%	$13,493	101.9%
Severity	914	5.4	(248)	(1.9)
Total	$16,910	100.0%	$13,245	100.0%

Increased acquisition costs for the three months ended March 31, 2010, compared to the corresponding 2009 period are a result of the increases in premiums earned during the period. For the three months ended March 31, 2010, the acquisition cost ratio for frequency business was 34.9% compared to 42.3% for the corresponding 2009 period. The lower ratio was principally due to no further profit commissions being accrued on a personal lines contract for the three months ended March 31, 2010, where as for the same period in 2009, a large profit commission was recorded on this contract due to favorable loss development. The decrease in acquisition cost ratio was also attributed to downward swings in profit and ceding commission rates for workers’ compensation and general liability contracts which had increases in loss ratios during the period. These decreases in our acquisition cost ratio were partially offset by increases in profit commission rates on health contracts which had improved loss ratios during the period. We expect acquisition costs to be higher for frequency business than for severity business. The acquisition cost ratio for severity business was 9.7% for the three months ended March 31, 2010 compared to (1.7) % for the corresponding 2009 period. The negative acquisition cost ratio in 2009 was a result of reversal of profit commissions previously accrued relating to an aggregate catastrophe severity contract which reported a large loss during the three months ended March 31, 2009. In the absence of any large catastrophe losses for the three months ended March 31, 2010, the severity acquisition cost ratio reflects the profit commissions, ceding commissions and brokerage expenses related to our severity contracts. The overall acquisition cost ratio for the three months ended March 31, 2010 increased to 30.6% from 28.7% for the corresponding 2009 period.

   General and Administrative Expenses

Our general and administrative expenses increased by $0.8 million to $5.1 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase in general and administrative expenses for the three months ended March 31, 2010 resulted mainly from higher employee costs including employee bonuses. The general and administrative expenses for the three months ended March 31, 2010 and 2009 include $0.9 million and $0.7 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

   Net Investment (Loss) Income

A summary of our net investment (loss) income is as follows:

	Three months ended March 31,
	2010	2009
	($ in thousands)
Realized gains (losses) and movement in unrealized gains (losses)	$(10,700)	$33,441
Interest, dividend and other investment income	2,328	2,808
Interest, dividend and other investment expenses	(5,197)	(3,296)
Investment advisor compensation	(3,262)	(5,236)
Net investment (loss) income	$(16,831)	$27,717

For the three months ended March 31, 2010, investment loss, net of all fees and expenses, was 1.9% on our investment portfolio. This compares to a 4.6% investment gain reported for the corresponding 2009 period. For the three months ended March 31, 2010, our long portfolio’s positive returns were offset by losses on our short portfolio, resulting in a net loss of 1.9%.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. As of March 31, 2010, the loss carry forward balance was $111.2 million.

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

 Our wholly owned subsidiary, Verdant, is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is expected to be taxed at a rate of 35%. For the three months ended March 31, 2010, we recorded a deferred tax asset of $66,899 (December 31, 2009: $68,719) resulting solely from the temporary differences in recognition of expenses for tax purposes. An accrual of $15,882 (December 31, 2009: $19,529) was recorded for current taxes payable as of March 31, 2010. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

   Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	62.6%	4.4%	52.7%	53.3%	92.3%	65.4%
Acquisition cost ratio	34.9%	9.7%	30.6%	42.3%	(1.7)%	28.7%
Composite ratio	97.5%	14.1%	83.3%	95.6%	90.6%	94.1%
Internal expense ratio			9.3%			9.5%
Combined ratio			92.6%			103.6%

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

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment (loss) income or other income into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Financial Condition

Investments and Due to Prime Brokers

At March 31, 2010, investments reported in the condensed consolidated balance sheets were $901.0 million compared to $830.6 million as of December 31, 2009, an increase of 8.5%. For the three months ended March 31, 2010, our exposure to long investments increased from 85% as of December 31, 2009, to 96%, while our exposure to short investments increased from 65% as of December 31, 2009, to 70%. This exposure analysis is conducted on a notional basis and does not include cash (U.S. dollar and foreign currencies), gold, CDS, foreign exchange options or interest rate options. The increase in our long exposure was in part facilitated by investments purchased using leverage. At March 31, 2010, we had an indebtedness of $112.8 million to our prime brokers. From time to time we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. On a net basis, our invested assets decreased as a result of a $26.7 million letter of credit being redeemed by a ceding insurer, as well as a net investment loss of $16.8 million for the three months ended March 31, 2010. These decreases were offset by $26.1 million of funds from our underwriting activities transferred into our investment portfolio.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment (loss) income in the condensed consolidated statements of income. As of March 31, 2010, 87.9% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents and due to brokers) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 9.2% comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.9% was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2010, $115.0 million of our investments were valued based on broker quotes, of which $102.9 million were based on observable market information and classified as Level 2, and $12.1 million were based on non-observable inputs and classified as Level 3.

During the three months ended March 31, 2010, there were no transfers between Level 1, Level 2 and Level 3 investments. Our Level 3 investments increased primarily as a result of private equity investments purchased during the three months ended March 31, 2010.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt instruments. In addition, other non-observable inputs include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Reinsurance Balances Receivable

At March 31, 2010, reinsurance balances receivable were $106.1 million compared to $82.7 million as of December 31, 2009, an increase of $23.4 million, or 28.3%. The increase in the reinsurance balances receivable relates primarily to $26.7 million due from one of our ceding insurers which drew $26.7 million under a letter of credit we had issued to the ceding insurer. At March 31, 2010, the funds were being held in an interest-bearing segregated account. Interest on the account accrues to our benefit.

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

Reserves for loss and loss adjustment expenses as of March 31, 2010 and December 31, 2009 were comprised of the following:

	March 31, 2010			December 31, 2009
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$21,256	$76,472	$97,728	$19,704	$69,166	$88,870
Severity	23,010	25,515	48,525	20,472	28,018	48,490
Total	$44,266	$101,987	$146,253	$40,176	$97,184	$137,360

The increase in loss reserves is mainly a result of estimated losses incurred associated with the increase in earned premiums during the three months ended March 31, 2010. The decrease in severity IBNR reserves during the three months ended March 31, 2010 was primarily due to the elimination of IBNR reserves attributable to a commuted contract. For most of the contracts written as of March 31, 2010, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of April 30, 2010, our maximum aggregate loss exposure to any series of natural peril events was $97.5 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the sum of all the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
USA(1)	$58,450	$97,450
Europe	46,900	70,900
Japan	46,900	70,900
Rest of the world	26,900	50,900
Maximum Aggregate	58,450	97,450

(1)             Includes the Caribbean

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. As a holding company we have minimal continuing cash needs, and most of such needs are principally related to the payment of administrative expenses. All of our underwriting operations are conducted through our sole reinsurance subsidiary, Greenlight Reinsurance, which underwrites risks associated with our property and casualty reinsurance programs. There are restrictions on Greenlight Reinsurance’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of March 31, 2010, the financial strength of Greenlight Reinsurance was rated “A- (Excellent)” with a stable outlook by A.M. Best Company, Inc. ("A.M. Best"). This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory fees and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. In addition, during the three months ended March 31, 2010, $26.7 million of our cash was used to fund a letter of credit drawn by one of our ceding insurers. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of March 31, 2010, approximately 93.8% of our investments were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion which can all be readily liquidated to meet current and future liabilities. As of March 31, 2010, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2010, we generated an overall cash flow of $20.4 million. We generated $1.9 million in cash from operating activities primarily as a result of net premiums collected and retained from underwriting operations. We used $281.0 million for purchases of investments which was facilitated by $112.8 million of funds borrowed on margin from our prime brokers, and generated $208.7 million from proceeds of the sale of investments. We also used $21.8 million of restricted cash and cash equivalents to support our exposure for short investments which increased from 65% at December 31, 2009 to 70% at March 31, 2010.

We believe we have sufficient projected cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from future underwriting activities, and future net investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re, Ltd is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Reinsurance is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Greenlight Reinsurance is $120,000. Any dividend payment would have to be approved by the appropriate Cayman Islands regulatory authority prior to payment. As of March 31, 2010, Greenlight Reinsurance exceeded the minimum required net worth by $688.0 million.

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

           As of March 31, 2010, Greenlight Reinsurance had three letter of credit facilities as follows:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Citibank N.A	$400,000	October, 11, 2010	120 days prior to termination date
Butterfield Bank (Cayman) Limited	25,000	June 6, 2010	30 days prior to termination date
Bank of America, N.A	50,000	July 20, 2010	90 days prior to termination date
	$475,000

           As of March 31, 2010, an aggregate amount of $245.2 million (December 31, 2009: $278.4 million) in letters of credit was issued from the available $475.0 million facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities and cash equivalents. As of March 31, 2010, we had pledged an aggregate of $296.6 million (December 31, 2009: $315.2 million) of equity securities and cash equivalents as security for our letter of credit facilities.

Each of the facilities contains various covenants that, in part, restrict Greenlight Reinsurance’s ability to place a lien or charge on the pledged assets and further restrict Greenlight Reinsurance’s ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to us. For the three months ended March 31, 2010, the Company was in compliance with all of the covenants under each of these facilities.

Capital

As of March 31, 2010, total shareholders’ equity was $716.7 million compared to $729.2 million at December 31, 2009. This decrease in total shareholders’ equity is principally due to the net loss of $12.4 million reported during the three months ended March 31, 2010.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business, apart from the periodic indebtness provided by our prime brokers to implement our business strategy in accordance with our investment guidelines. We currently have a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We have not made any significant commitments for capital expenditures during the period ended March 31, 2010.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million Class A ordinary shares. At April 30, 2010, as a result of this amendment, there were 1,539,177 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of March 31, 2010:

	Less than 12 months	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$319	$552	$552	$898	$2,321
Specialist service agreement	470	550	—	—	1,020
Private equity investments (2)	17,110	—	—	—	17,110
Loss and loss adjustment expense reserves (3)	65,271	52,493	19,071	9,418	146,253
	$83,170	$53,595	$19,623	$10,316	$166,704

(1)	Reflects our contractual obligations pursuant to the September 1, 2005 lease agreement and the July 9, 2008 lease agreement as described below.

(2)       As of March 31, 2010, we had made commitments of $43.8 million in private and unlisted investments of which we have invested $26.7 million, and our remaining commitments to these investments total $17.1 million. Given the nature of private equity investments, we are unable to determine with any degree of accuracy when the commitments will be called. Therefore, for purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)       Due to the nature of our reinsurance operations the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On September 1, 2005, we entered into a five-year lease agreement for office premises in the Cayman Islands. The lease repayment schedule is included under operating lease obligations in the above table and in Note 8 to the accompanying condensed consolidated financial statements. Effective April 25, 2010, this lease was terminated and we were released from all future obligations and liabilities relating to this lease agreement.

On July 9, 2008, we signed a ten year lease agreement for new office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008 and ends on June 30, 2018. We occupied the premises in August 2009. Under the terms of the lease agreement, our minimum annual rent payments are $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

           We have entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years to ensure any contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 8 to the accompanying condensed consolidated financial statements.

   On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The term of the agreement is January 1, 2008, through December 31, 2010, with automatic three-year renewals unless either the Company or DME Advisors terminate the agreement by giving 90 days' notice prior to the end of the three year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. As of March 31, 2010, the loss carry forward balance was $111.2 million. For the three months ended March 31, 2010, a management fee of $3.3 million was paid to DME Advisors and no performance compensation amount was accrued due to the net investment loss.

    In February 2007, the Company entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month (plus expenses). The agreement had an initial term of one year, and will continue for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

We believe we are principally exposed to the following types of market risk:
• equity price risk;
• foreign currency risk;
• interest rate risk;
• credit risk;
• effects of inflation; and
• political risk.

Equity price risk

As of March 31, 2010, our investment portfolio included significant long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2010, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $12.4 million, or 1.5%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign currency risk

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2010, we had no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2010, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2010:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(1,885)	(0.2)%	$1,885	0.2%
Canadian Dollar	(2,552)	(0.3)	2,552	0.3
Euro	(3,979)	(0.5)	3,979	0.5
Indian Rupee	1,055	0.1	(1,055)	(0.1)
Japanese Yen	16,768	2.0	(7,472)	(0.9)
Swiss Franc	(3,491)	(0.4)	3,491	0.4
Other	(765)	(0.1)	765	0.1
Total	$5,151	0.6%	$4,145	0.5%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and should not be relied on as indicative of future results.

Interest rate risk

Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the converse is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2010:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(2,343)	(0.28)%	$2,371	0.28%
Credit default swaps	(257)	(0.03)	257	0.03
Interest rate options	15,853	1.88	(7,202)	(0.86)
Net exposure to interest rate risk	$13,253	1.57%	$(4,574)	(0.55)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, CDS, and interest rate options was determined based on the interest rates applicable to each instrument individually. We periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit risk

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, the securities of our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. We closely and regularly monitor our concentration of credit risk with each prime broker and if necessary, transfer cash or securities between prime brokers to diversify and mitigate our credit risk. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

Effects of inflation

We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and assets values in our investment portfolio.

    Political risk

We are exposed to political risk to the extent that our investment advisor, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered under this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any of existing disputes, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

   Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

   As of April 30, 2010, there have been no material changes to the risk factors disclosed in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2010, we had repurchased 228,900 shares under the share repurchase plan. During the three months ended March 31, 2010, there were no repurchases of our Class A ordinary shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION

None.

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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	May 3, 2010
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	May 3, 2010