Form 10-Q
period 2010-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2010-08-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,196,835
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of July 30, 2010)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Investments
Debt instruments, trading, at fair value	$55,294	$95,838
Equity securities, trading, at fair value	649,431	593,201
Other investments, at fair value	169,665	141,561
Total investments	874,390	830,600
Cash and cash equivalents	16,033	31,717
Restricted cash and cash equivalents	523,986	590,871
Financial contracts receivable, at fair value	17,504	30,117
Reinsurance balances receivable	137,920	82,748
Loss and loss adjustment expense recoverables	8,950	7,270
Deferred acquisition costs, net	45,338	34,401
Unearned premiums ceded	5,510	6,478
Notes receivable	15,434	15,424
Other assets	6,537	4,754
Total assets	$1,651,602	$1,634,380
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$488,366	$570,875
Financial contracts payable, at fair value	15,624	16,200
Due to prime brokers	21,013	—
Loss and loss adjustment expense reserves	164,747	137,360
Unearned premium reserves	164,469	118,899
Reinsurance balances payable	32,028	34,301
Funds withheld	17,787	14,711
Other liabilities	11,786	12,796
Performance compensation payable to related party	518	—
Total liabilities	916,338	905,142
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,196,835 (2009: 30,063,893); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2009: 6,254,949)	3,645	3,632
Additional paid-in capital	483,327	481,449
Non-controlling interest in joint venture	29,471	30,597
Retained earnings	218,821	213,560
Total shareholders’ equity	735,264	729,238
Total liabilities and shareholders’ equity	$$1,651,602	$1,634,380

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three and six months ended June 30, 2010 and 2009
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Gross premiums written	$88,956	$70,047	$155,843	$141,918
Gross premiums ceded	(4,011)	(6,611)	(4,589)	(7,831)
Net premiums written	84,945	63,436	151,254	134,087
Change in net unearned premium reserves	(35,544)	(14,089)	(46,537)	(38,547)
Net premiums earned	49,401	49,347	104,717	95,540
Net investment income	22,632	88,323	5,801	116,040
Other income (expense), net	(374)	(70)	(528)	2,054
Total revenues	71,659	137,600	109,990	213,634
Expenses
Loss and loss adjustment expenses incurred, net	35,544	23,547	64,679	53,743
Acquisition costs, net	14,465	15,578	31,376	28,823
General and administrative expenses	3,094	5,330	8,241	9,708
Total expenses	53,103	44,455	104,296	92,274
Net income before non-controlling interest and income tax expense	18,556	93,145	5,694	121,360
Non-controlling interest in income of joint venture	(854)	(1,006)	(375)	(1,337)
Net income before income tax expense	17,702	92,139	5,319	120,023
Income tax benefit (expense)	(50)	57	(58)	(18)
Net income	$17,652	$92,196	$5,261	$120,005
Earnings per share
Basic	$0.48	$2.54	$0.14	$3.32
Diluted	$0.47	$2.51	$0.14	$3.29
Weighted average number of ordinary shares used in the determination of
Basic	36,436,903	36,252,925	36,386,697	36,160,160
Diluted	37,218,783	36,689,711	37,155,475	36,503,890

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2010 and 2009
(expressed in thousands of U.S. dollars)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Ordinary share capital
Balance – beginning of period	$3,632	$3,604
Issue of Class A ordinary share capital, net of forfeitures	13	24
Balance – end of period	$3,645	$3,628
Additional paid-in capital
Balance – beginning of period	$481,449	$477,571
Issue of Class A ordinary share capital	32	221
Share-based compensation expense, net of forfeitures	1,846	1,519
Balance – end of period	$483,327	$479,311
Non-controlling interest
Balance – beginning of period	$30,597	$6,058
Non-controlling interest withdrawal from joint venture	(1,501)	—
Non-controlling interest in income of joint venture	375	1,337
Balance – end of period	$29,471	$7,395
Retained earnings
Balance – beginning of period	$213,560	$4,207
Net income	5,261	120,005
Balance – end of period	$218,821	$124,212
Total shareholders’ equity	$735,264	$614,546

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the six months ended June 30, 2010 and 2009
 (expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2010	2009
Cash provided by (used in) Operating activities
Net income	$5,261	$120,005
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net change in unrealized gains and losses on investments and financial contracts	18,842	(112,668)
Net realized gains on investments and financial contracts	(13,049)	(18,272)
Foreign exchange gain on restricted cash and cash equivalents	(18,730)	(258)
Non-controlling interest in income of joint venture	375	1,337
Share-based compensation expense	1,859	1,543
Depreciation expense	112	20
Net change in
Reinsurance balances receivable	(55,172)	(46,154)
Loss and loss adjustment expense recoverables	(1,680)	4,782
Deferred acquisition costs, net	(10,937)	(16,488)
Unearned premiums ceded	968	(2,446)
Other assets	(1,895)	(1,671)
Loss and loss adjustment expense reserves	27,387	34,109
Unearned premium reserves	45,570	40,994
Reinsurance balances payable	(2,273)	10,134
Funds withheld	3,076	(645)
Other liabilities	(1,010)	3,497
Performance compensation payable to related party	518	12,698
Net cash (used in) provided by operating activities	$(778)	$30,517
Investing activities
Purchases of investments and financial contracts	(719,281)	(618,825)
Sales of investments and financial contracts	599,226	781,182
Change in due to prime brokers	21,013	—
Change in restricted cash and cash equivalents, net	85,615	(138,584)
Change in notes receivable, net	(10)	(15,183)
Non-controlling interest withdrawal from joint venture	(1,501)	—
Net cash (used in) provided by investing activities	$(14,938)	$8,590
Financing activities
Net proceeds from exercise of stock options	32	221
Net cash provided by financing activities	$32	$221
Net (decrease) increase in cash and cash equivalents	(15,684)	39,328
Cash and cash equivalents at beginning of the period	31,717	94,144
Cash and cash equivalents at end of the period	$16,033	$133,472
Supplementary information
Interest paid in cash	$5,504	$2,610
Interest received in cash	3,346	3,548
Income tax paid in cash	15	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2010

1.	GENERAL

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Reinsurance"), provides global specialty property and casualty reinsurance. Greenlight Reinsurance has an unrestricted Class "B" insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Reinsurance commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  On December 9, 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware.

    The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol "GLRE."

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

The results for the six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain cash and cash equivalents in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash and cash equivalents held by prime brokers is used to support the liability created from securities sold, not yet purchased. Cash and cash equivalents held for the benefit of swap counterparties is used to collateralize the current value of any amounts that may be due to the counterparty under the financial contracts.

 Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses, including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data, historical experience as well as the Company's own actuarial estimates. These estimates are reviewed by the Company periodically on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are generally recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable for impairment and records provisions for uncollectible notes and interest receivable for non-performing notes. For the six months ended June 30, 2010, the notes earned interest at annual interest rates ranging from 6% to 10% and had remaining maturity terms ranging from approximately 4 years to 9 years. Included in the notes receivable balance were accrued interest of $1.1 million at June 30, 2010 (December 31, 2009: $0.7 million) and all notes were considered current and performing. Interest income earned on notes receivable is included in the condensed consolidated statements of income in net investment income.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At June 30, 2010, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $3.2 million and $0.9 million of deposit assets and deposit liabilities (December 31, 2009: $2.1 million and $0.8 million), respectively. For the three and six months ended June 30, 2010, included in other income (expense), net were $0.2 million and $0.4 million, respectively, relating to losses on deposit accounted contracts. For the three and six months ended June 30, 2010, there were no gains reported on deposit accounted contracts. For the three and six months ended June 30, 2009, included in other income (expense), net were $0.2 million and $0.2 million, respectively, relating to losses on deposit accounted contracts, and $0.1 million and $0.2 million, respectively, relating to gains on deposit accounted contracts.

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

Earnings Per Share

    Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share. U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding	36,436,903	36,252,925	36,386,697	36,160,160
Effect of dilutive service provider share-based awards	181,126	135,474	178,955	116,400
Effect of dilutive employee and director share-based awards	600,754	301,312	589,823	227,330
	37,218,783	36,689,711	37,155,475	36,503,890
Anti-dilutive stock options outstanding	160,000	130,000	160,000	146,001
Participating securities excluded from calculation of loss per share	—	—	—	—

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU No. 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements of the existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. As a result of adoption of ASU 2010-06, the Company has provided the required disclosures in this quarterly report on Form 10-Q. For those additional disclosures required for fiscal years beginning after December 15, 2010, the Company anticipates first including those in its Form 10-Q for the period ending March 31, 2011.

 Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation (see Note 9). The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

3.	FINANCIAL INSTRUMENTS

 Fair Value Hierarchy

All of the Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income in the condensed consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2010:

	Fair value measurements as of June 30, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$54,204	$1,090	$55,294
Listed equity securities	649,298	133	—	649,431
Commodities	116,097	—	—	116,097
Private and unlisted equity securities	—	1,702	36,924	38,626
Put options	—	8,473	—	8,473
Call options	—	6,469	—	6,469
Financial contracts receivable	—	16,863	641	17,504
	$765,395	$87,844	$38,655	$891,894
Liabilities:
Debt instruments, sold not yet purchased	$—	$(1,620)	$—	(1,620)
Listed equity securities, sold not yet purchased	(484,767)	—	—	$(484,767)
Put options	—	(173)	—	(173)
Call options	—	(1,806)	—	(1,806)
Financial contracts payable	—	(15,624)	—	(15,624)
	$(484,767)	$(19,223)	$—	$(503,990)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as at December 31, 2009:

	Fair value measurements as of December 31, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$94,301	$1,537	$95,838
Listed equity securities	593,201	—	—	593,201
Commodities	102,239	—	—	102,239
Private and unlisted equity securities	—	—	25,228	25,228
Put options	—	8,809	—	8,809
Call options	—	5,285	—	5,285
Financial contracts receivable	—	30,117	—	30,117
	$695,440	$138,512	$26,765	$860,717
Liabilities:
Listed equity securities, sold not yet purchased	$(570,875)	$—	$—	$(570,875)
Financial contracts payable	—	(16,200)	—	(16,200)
	$(570,875)	$(16,200)	$—	$(587,075)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended June 30, 2010				Fair value measurements using significant unobservable inputs (Level 3) Six months ended June 30, 2010
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$1,201	$42,488	$—	$43,689	$1,537	$25,228	$—	$26,765
Purchases, sales, issuances, and settlements, net	(6)	(5,949)	855	(5,100)	(12)	10,115	855	10,958
Total realized and unrealized gains (losses) and amortization included in earnings, net	(105)	385	(214)	66	(435)	1,581	(214)	932
Transfers into (out of) Level 3, net	—	—	—	—	—	—	—	—
Ending balance, June 30, 2010	$1,090	$36,924	$641	$38,655	$1,090	$36,924	$641	$38,655

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended June 30, 2009			Fair value measurements using significant unobservable inputs (Level 3) Six months ended June 30, 2009
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$9,352	$9,807	$19,159	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	20	200	220	1,751	118	1,869
Total realized and unrealized gains (losses) included in earnings, net	638	(477)	161	(847)	(2,364)	(3,211)
Transfers into (out of) Level 3, net	(3,204)	—	(3,204)	1,787	—	1,787
Ending balance, June 30, 2009	$6,806	$9,530	$16,336	$6,806	$9,530	$16,336

    For the three and six months ended June 30, 2010, the Company transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and, as a result, the Company relied on broker quotes to determine the fair value. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, transfers into Level 3 represent the fair value on the date of transfer of debt instruments for which multiple broker quotes were not available. The fair values of these debt instruments were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs. Transfers out of Level 3 represent the fair values on the dates of transfer of debt instruments for which multiple broker quotes became available.

 For the three and six months ended June 30, 2010, included in net investment income in the condensed consolidated statements of income were realized gains of $0.2 million and $0.6 million (2009: $0.3 million and $0.3 million), respectively, and unrealized losses of $0.1 million and $0.5 million (2009: unrealized losses of $0.1 million and $3.5 million), respectively, on securities still held at the reporting date and valued using unobservable inputs. In addition, for the three and six months ended June 30, 2010, amortization expense of $0.2 million and $0.2 million, respectively, were recorded in net investment income relating to financial contracts receivable valued using unobservable inputs.

Debt instruments, trading

At June 30, 2010, the following investments are included in debt instruments:

2010	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$40,632	$20,572	$(5,916)	$55,288
Corporate debt – Non U.S.	16	—	(10)	6
Total debt instruments	$40,648	$20,572	$(5,926)	$55,294

At December 31, 2009, the following investments are included in debt instruments:

2009	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$60,121	$36,040	$(5,555)	$90,606
Corporate debt – Non U.S.	2,961	2,274	(3)	5,232
Total debt instruments	$63,082	$38,314	$(5,558)	$95,838

The maturity distribution for debt instruments held at June 30, 2010 is as follows:

	Cost/amortized cost	Fair value
	($ in thousands)
Within one year	$3,497	$4,573
From one to five years	15,477	22,673
From five to ten years	19,191	26,746
More than ten years	2,483	1,302
	$40,648	$55,294

Investment in Equity Securities, Trading

At June 30, 2010, the following long positions are included in investment securities, trading:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$638,750	$64,643	$(72,231)	$631,162
Exchange traded funds	7,002	11,267	—	18,269
	$645,752	$75,910	$(72,231)	$649,431

At December 31, 2009, the following long positions are included in investment securities, trading:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$510,229	$104,768	$(40,040)	$574,957
Exchange traded funds	7,879	10,365	—	18,244
	$518,108	$115,133	$(40,040)	$593,201

    Other Investments

    "Other investments” include options, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of June 30, 2010, the Company held OTC put options (long) and put options (short) with fair values of $ 8.5 million and $0.2 million, respectively. At December 31, 2009, the Company held OTC call options and put options with fair values of $0.2 million and $8.8 million, respectively.

At June 30, 2010, the following securities are included in other investments:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,553	$19,544	$—	$116,097
Private and unlisted equity securities	40,121	1,817	(3,312)	38,626
Put options	15,034	—	(6,561)	8,473
Call options	4,252	2,217	—	6,469
	$155,960	$23,578	$(9,873)	$169,665

At December 31, 2009, the following securities are included in other investments:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,552	$5,687	$—	$102,239
Private and unlisted equity securities	27,636	1,430	(3,838)	25,228
Put options	6,269	2,540	—	8,809
Call options	6,406	51	(1,172)	5,285
	$136,863	$9,708	$(5,010)	$141,561

     Included in private and unlisted equity securities are investments in private equity funds with a fair value of $2.2 million. The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's reporting period. The private equity funds have varying lock-up periods and as of June 30, 2010 none of the funds were redeemable. The Company had unfunded commitments relating to a private equity fund of $2.4 million as of June 30, 2010 which are included in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

     Investments in Securities Sold, Not Yet Purchased

    At June 30, 2010 and December 31, 2009, all equities sold, not yet purchased included in the Company’s investment portfolio were in equities listed on recognized exchanges (Level 1).

At June 30, 2010, the following securities are included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(498,652)	$93,961	$(41,109)	$(445,800)
Warrants and rights on listed equities	—	—	(531)	(531)
Exchange traded funds	(41,520)	3,084	—	(38,436)
Debt instruments	(1,573)	—	(47)	(1,620)
Put options	(1,392)	1,219	—	(173)
Call options	(826)	—	(980)	(1,806)
	$(543,963)	$98,264	$(42,667)	$(488,366)

At December 31, 2009, the following securities are included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(536,895)	$62,278	$(79,525)	$(554,142)
Warrants and rights on listed equities	—	—	(733)	(733)
Exchange traded funds	(15,678)	—	(322)	(16,000)
	$(552,573)	$62,278	$(80,580)	$(570,875)

         Financial Contracts

As of June 30, 2010 and December 31, 2009, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives but not for hedging purposes. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, as of June 30, 2010, the Company entered into a non-exchange traded weather derivative swap contract, to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon occurrence of certain specified earthquake events in the United States.

    At June 30, 2010, the fair value of financial contracts outstanding was as follows:

Financial contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$7,022
Credit default swaps, purchased – sovereign debt	USD	117,353	5,284
Credit default swaps, purchased – corporate debt	USD	141,261	1,482
Total return swaps – equities	USD	50,246	3,075
Weather derivative swap	USD	10,000	641
Total financial contracts receivable, at fair value			$17,504

Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	189,898	$(2,365)
Credit default swaps, purchased – corporate debt	USD	121,118	(3,885)
Credit default swaps, issued – corporate debt	USD	13,909	(8,322)
Total return swaps – equities	USD	20,898	(1,052)
Total financial contracts payable, at fair value			$(15,624)

    At December 31, 2009, the fair value of financial contracts outstanding was as follows:

Financial contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$20,325
Credit default swaps, purchased – sovereign debt	USD	315,722	5,322
Total return swaps – equities	USD	45,516	4,470
Total financial contracts receivable, at fair value			$30,117

Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	20,811	$(128)
Credit default swaps, purchased – corporate debt	USD	121,118	(7,281)
Credit default swaps, issued – corporate debt	USD	13,909	(8,739)
Total return swaps – equities	USD	2,286	(52)
Total financial contracts payable, at fair value			$(16,200)

As of June 30, 2010, the carrying amount of the weather derivative swap is the unamortized portion of the premium paid to purchase the weather derivative swap contract which expires on March 31, 2011. An estimate of fair value is not practicable since the weather derivative swap contract is a non-exchange traded instrument and the time and cost involved in creating a valuation model to estimate the fair value would be excessive based on the immaterial amount and the short term contract period.

As of June 30, 2010, included in interest rate options are contracts on U.S. and Japanese interest rates. As of June 30, 2010, included in financial contracts payable was a CDS issued by the Company relating to the debt issued by an unrelated entity ("reference entity"). The CDS is scheduled to terminate in September 2013 and has a notional amount of $13.9 million. Under this contract, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of June 30, 2010, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service. The fair value of the CDS at June 30, 2010 was $8.3 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs). At June 30, 2010, based on an evaluation of the reference entity, management believed it was not probable that the Company would be required to pay the notional amount of the CDS.

During the three and six months ended June 30, 2010 and 2009, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended June 30,		Gain (loss) on derivatives recognized in income for the six months ended June 30,
		2010	2009	2010	2009
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income	$(8,097)	$4,838	(13,303)	$5,808
Credit default swaps, purchased – corporate debt	Net investment income	2,531	(10,154)	2,528	(6,237)
Credit default swaps, purchased – sovereign debt	Net investment income	5,764	(7,559)	7,922	(9,596)
Total return swaps – equities	Net investment income	818	12,488	1,615	1,902
Credit default swaps, issued – corporate debt	Net investment income	(618)	176	767	(1,810)
Options, futures, warrants, and rights	Net investment income	(1,205)	(4,525)	(8,490)	(6,913)
Weather derivative swap	Other income (expense)	(214)	—	(214)	—
Total		$(1,021)	$(4,736)	$(9,175)	$(16,846)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the three and six months ended June 30, 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2010		Six months ended June 30, 2010
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$318,125	$75,502	$318,125	$206,146
Total return swaps	19,862	302	30,099	4,418
Weather derivative swap	15,000	—	15,000	—
Futures	—	—	44,436	41,762
Options – equity	134,141	139,383	322,401	141,582
Total	$487,128	$215,187	$730,061	$393,908

         For the three and six months ended June 30, 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2009		Six months ended June 30, 2009
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$131,078	$—	$164,421	$20,850
Total return swaps	—	9,635	—	12,144
Interest rate options	875,400	—	903,170	—
Options – equity	120,205	14,426	127,800	22,028
Rights – equity	3,743	1,599	7,870	4,211
Total	$1,130,426	$25,660	$1,203,261	$59,233

    Due to Prime Brokers

    At June 30, 2010, the Company had an indebtedness of $21.0 million to its prime brokers relating to investments purchased on margin. In the normal course of business, the Company's investment guidelines allow for temporary (30 days) leverage up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets.

4.	REINSURANCE BALANCES RECEIVABLE

    At June 30, 2010, included in reinsurance balances receivable were $26.7 million due from a ceding insurer relating to a letter of credit issued by the Company which was drawn by the ceding insurer. These funds are being held in an interest bearing segregated account by the ceding insurer.

5.	RETROCESSION

    The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverables from the retrocessionaires are recorded as assets. For the three months ended June 30, 2010 and 2009, loss and loss adjustment expenses incurred of $35.5 million and $23.5 million, respectively, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $1.3 million and $1.0 million, respectively. For the six months ended June 30, 2010 and 2009, loss and loss adjustment expenses incurred of $64.7 million and $53.7 million reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $2.6 million and -$2.5 million, respectively. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At June 30, 2010, the Company had loss and loss adjustment expense recoverables of $0.4 million (December 31, 2009: $0.3 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has loss recoverables of $8.6 million (December 31, 2009: $7.0 million) with unrated retrocessionaires. At June 30, 2010 and December 31, 2009, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

6.         SHARE CAPITAL

During the six months ended June 30, 2010, the Company issued 96,720 (six months ended June 30, 2009: 198,956) restricted Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from date of issue, subject to the grantee's continued service with the Company.

 During the six months ended June 30, 2010, the Company also issued to non-employee directors an aggregate of 34,780 restricted Class A ordinary shares (six months ended June 30, 2009: 35,875) as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The restricted share award activities during the six months ended June 30, 2010 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2009	474,782	$16.51
Granted	131,500	24.64
Vested	(140,285)	16.02
Forfeited	(898)	16.17
Balance at June 30, 2010	465,099	$18.95

During the six months ended June 30, 2010, 2,340 (six months ended June 30, 2009: 17,500) stock options were exercised which had a weighted average exercise price of $13.85 (2009: $12.72) per share.  The Company issued new Class A ordinary shares from the shares authorized for issuance under the Company’s stock incentive plan.   The intrinsic value of options exercised during the six months ended June 30, 2010 was $26,500 (2009: $39,900).  At June 30, 2010, 1,503,295 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

Employee and director stock option activities during the six months ended June 30, 2010 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2009	1,281,340	14.24	6.33
Granted	—	—	—
Exercised	(2,340)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2010	1,279,000	$14.24	$6.33

The following table is a summary of voting ordinary shares issued and outstanding:

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,063,893	6,254,949	29,781,736	6,254,949
Issue of ordinary shares, net of forfeitures	132,942	—	239,657	—
Balance – end of period	30,196,835	6,254,949	30,021,393	6,254,949

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

    Pursuant to the Advisory Agreement with DME Advisors, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. At June 30, 2010, the loss carry forward balance was $89.1 million. At June 30, 2010, $0.5 million (2009: $12.7 million) of performance compensation expense was recorded for the six months ended June 30, 2010 at the reduced rate of 10%.

    Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment income for the three and six months ended June 30, 2010 are management fees of $3.2 million and $6.4 million, respectively, (June 30, 2009: $2.5 million and $4.8 million, respectively). All management fees were fully paid as of June 30, 2010.

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

    On July 9, 2008, the Company entered into an additional lease agreement for new office space in the Cayman Islands. Under the terms of this lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of June 30, 2010.

    The total rent expense relating to leased office spaces for the six months ended June 30, 2010 was $153,640 (2009: $299,471).

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

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of June 30, 2010, the Company had commitments to invest an additional $19.2 million in private equity investments.

The following is a schedule of remaining future minimum payments required under the above commitments:

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in thousands)
Operating lease obligations	$138	$276	$276	$276	$276	$967	$2,209
Specialist service agreement	250	400	150	—	—	—	800
Private equity and limited partnerships (1)	19,221	—	—	—	—	—	19,221
	$19,609	$676	$426	$276	$276	$967	$22,230

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2010.

Letters of Credit

    At June 30, 2010, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Citibank N.A	$400,000	October 11, 2010	60 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2011	90 days prior to termination date
Bank of America, N.A	50,000	July 20, 2011	90 days prior to termination date
	$510,000

     Effective July 1, 2010, the Company increased the Bank of America, N.A letter of credit facilities from $50.0 million to $100.0 million. As a result of the amendment, the total letter of credit facilities increased to $560.0 million effective July 1, 2010.

    At June 30, 2010, an aggregate amount of $245.5 million (December 31, 2009: $278.4 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At June 30, 2010, total equity securities and cash equivalents with a fair value in the aggregate of $300.8 million (December 31, 2009: $315.2 million) were pledged as security against the letters of credit issued. Each of the facilities contain customary events of default and restrictive covenants, including  but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Reinsurance will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2010 and December 31, 2009.

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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated: (1)

Gross Premiums Written by Line of Business
	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
Property
Commercial lines	$2,250	2.5%	$2,250	4.3%	$9,416	6.0%	$8,563	6.0%
Personal lines	32,998	37.1	18,421	25.2	45,611	29.3	31,532	22.2
Total Property	35,248	39.6	20,671	29.5	55,027	35.3	40,095	28.2
Casualty
General liability	11,988	13.5	10,928	15.6	15,099	9.7	14,203	10.0
Marine liability	—	—	—	—	483	0.3	—	—
Motor liability	18,556	20.9	24,429	34.9	29,649	19.0	41,947	29.7
Motor physical damage	216	0.2	—	—	1,327	0.9	—	—
Professional liability	287	0.3	—	—	1,307	0.8	4,545	3.2
Total Casualty	31,047	34.9	35,357	50.5	47,865	30.7	60,695	42.9
Specialty
Financial	10,278	11.6	—	—	15,650	10.0	—	—
Health	11,451	12.9	8,948	12.8	33,769	21.7	26,589	18.7
Medical malpractice	(237)	(0.3)	—	—	(1,929)	(1.2)	1,033	0.7
Workers’ compensation	1,169	1.3	5,071	7.2	5,461	3.5	13,506	9.5
Total Specialty	22,661	25.5	14,019	20.0	52,951	34.0	41,128	28.9
	$88,956	100.0%	$70,047	100.0%	$155,843	100%	$141,918	100.0%

Gross Premiums Written by Geographic Area of Risks Insured
	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
USA	$79,205	89.0%	$70,047	100%	$127,030	81.5%	$121,560	85.7%
Worldwide (2)	9,751	11.0	—	—	28,813	18.5	20,358	14.3
	$88,956	100.0%	$70,047	100.0%	$155,843	100.0%	$141,918	100.0%

(1)
During the second quarter of 2010, the Company refined its method of presenting the lines of business and geographic area of risks insured within its one operating segment. The historical comparative balances presented above have been reclassified to conform to the current period presentation.

(2)	"Worldwide" risk is comprised of individual policies that insure risks on a worldwide basis.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "we," "us," "our," "our company," "Greenlight Re," or "the Company" refer to Greenlight Capital Re, Ltd. and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, ("Greenlight Reinsurance") and Verdant Holding Company, Ltd. ("Verdant"), unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2010 and 2009 and financial condition as of June 30, 2010 and December 31, 2009. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

We intend to communicate certain events that we believe may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding reinsurance or investments events that we do not believe, based on management's estimates and current information, will have a material adverse impact to our operations or financial position.

General

We are a Cayman Islands-based specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by offering select customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will provide us with favorable long-term returns on equity.

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

In addition, from time to time we may seek to form strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant, which, among other activities, has made and may make strategic investments in a select group of property and casualty insurers and general agents in the United States.

 Because we employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by U.S GAAP. Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

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

Outlook and Trends

    We believe that the rebound in the financial markets during 2009 restored the financial strength of many participants in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market, which, in turn has increased competition and contributed to a delay in significant price increases for our specialty products. In addition, the lack of large natural catastrophes in 2009 has preserved industry capital. Further, we believe the slowdown in worldwide economic activity has decreased the overall demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed, and in some areas reversed. We believe that pricing of the property and casualty industry will be relatively flat for the near term until insurers and reinsurers begin to realize that the current price levels are not economically rational. Given that prior years' reserve redundancies throughout the industry have been reduced substantially and current interest rates are low, which limits opportunities for traditional fixed maturity investment income, we believe the industry will eventually need to increase pricing. However, we do not expect to see the effects of this until at least 2011. Price increases could occur earlier if financial and credit markets experience adverse shocks and loss of capital of insurers and reinsurers or if the industry suffers significant losses from natural catastrophes.

    Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition and the development of certain strategic relationships. In addition, a number of our competitors continue to suffer from capacity issues even after the rebound of the financial markets, which we believe gives us a competitive advantage.  In the first half of 2010, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy.  Attractive underwriting opportunities could increase for us if financial and credit markets report large losses while we maintain our financial strength. We continue to see potential for some consolidation in the insurance and reinsurance industry in 2010.  We believe if merger and acquisition activity in the reinsurance industry increases and the number of industry participants decreases we may benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

    If current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on and compete for resulting opportunities. In some markets, such as subsectors of the credit and surety markets, we believe prices are rising substantially and reinsurance capacity is being withdrawn due to recent loss activity. In 2010, we entered the credit and surety markets for the first time, as we believe recent dislocations will create above average opportunities for profit over the near term. Property catastrophe retrocession pricing has remained flat during first half of 2010. At the same time, property catastrophe reinsurance pricing softened by an estimated 8% to 10% versus the first half of 2009. We believe this soft pricing is due to the increased underwriting capacity of the industry, and in the absence of large catastrophe events, could further soften the property catastrophe retrocessional market later in 2010 and into 2011. If pricing softens significantly in property catastrophe retrocessional coverage, we expect to reduce our exposures accordingly. While it is unclear what other businesses could be significantly affected by the current economic downturn, we believe that opportunities are likely to arise in a number of areas, including the following:

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

    During the first quarter of 2010, the U.S. government passed the Health Care Reform Bill – “Patient Protection and Affordable Care Act” which is expected to overhaul the health care system in the U.S.  In addition, in July 2010, the U.S government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States by granting a federal regulator the authority to monitor all aspects of the insurance industry (except health insurance). We are monitoring the impact of these Acts on our business and the industry, but it is currently too early to predict with any degree of certainty the magnitude of any impact, and whether the Acts will positively or negatively impact our business.

    We believe our investment portfolio continues to be conservatively postured in 2010, with a relatively small net long position as of June 30, 2010, as the market appears to have priced in a sustained economic recovery, which may or may not hold. Our long portfolio is, for the most part, invested in what we believe are stable, less cyclical businesses. We intend to continue to hold short positions in businesses that we believe should be fundamentally challenged, especially in a difficult economic environment. We believe that there is a risk that the financial markets will contract the multiples of higher reported earnings, which we believe have been principally supported by significant government stimulus programs and one-time temporary inventory improvements. Given the challenging macroeconomic environment and higher government deficits, we continue to hold a significant position in gold and have other macro hedges in place in the form of options on higher interest rates and some corporate and sovereign credit default swaps. We will continue to evaluate select equity investments that we believe are mispriced as the credit contraction continues to bear out.

    We intend to continue to monitor both underwriting and financial market conditions to position ourselves to participate in future underserved or capacity-constrained markets as they may arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, investments, loss and loss adjustment expenses reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010, we reported net income of $17.7 million, as compared to $92.2 million reported for the same period in 2009. The decrease in net income is principally due to our investment portfolio reporting a net gain of $22.6 million, or a return of 2.6% on our investment account, for the second quarter of 2010 as compared to a net investment income of $88.3 million, or a return of 13.9%, for the same period in 2009. Additionally, we reported an underwriting loss of $0.6 million for the three months ended June 30, 2010 compared to underwriting income of $10.2 million reported for the three months ended June 30, 2009. The underwriting loss was attributed in large part to adverse loss development on a motor liability contract and a 2007 casualty clash contract.

For the six months ended June 30, 2010, we reported a net income of $5.3 million, as compared to net income of $120.0 million reported for the same period in 2009. The decrease in net income is principally due to our investment portfolio reporting a net gain of $5.8 million, or a return of 0.6% on our investment account, for the six months ended June 30, 2010 as compared to a net investment income of $116.0 million, or a return of 19.1%, for the same period in 2009. Underwriting income reported for the six months ended June 30, 2010 decreased by $4.3 million to $8.7 million from $13.0 million reported for the six months ended June 30, 2009. The decrease in underwriting income was attributed in large part to adverse loss development on a motor liability contract and a 2007 casualty clash contract as discussed above.

During the three months ended June 30, 2010, the basic adjusted book value per share increased by $0.49 per share, or 2.6%, to $19.36 per share from $18.87 per share at March 31, 2010. During the three months ended June 30, 2010, fully diluted adjusted book value increased by $0.47 per share, or 2.5%, to $19.07 per share from $18.60 per share at March 31, 2010.

 During the six months ended June 30, 2010, the basic adjusted book value per share increased by $0.12 per share, or 0.6%, to $19.36 per share from $19.24 per share at December 31, 2009. During the six months ended June 30, 2010, fully diluted adjusted book value increased by $0.12 per share, or 0.6%, to $19.07 per share from $18.95 per share at December 31, 2009.

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

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$735,264	$716,694	$729,238	$648,677	$614,546
Less: Non-controlling interest in joint venture	(29,471)	(29,517)	(30,597)	(8,111)	(7,395)
Basic adjusted book value per share numerator	$705,793	$687,177	$698,641	$640,566	$607,151
Add: Proceeds from in-the-money options issued and outstanding	16,590	16,590	16,623	16,031	16,642
Fully diluted adjusted book value per share numerator	$722,383	$703,767	$715,264	$656,597	$623,793
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,451,784	36,415,902	36,318,842	36,308,842	36,276,342
Add: In-the-money stock options issued and outstanding	1,419,000	1,419,000	1,421,340	1,406,340	1,460,840
Fully diluted adjusted book value per share denominator	37,870,784	37,834,902	37,740,182	37,715,182	37,737,182

Basic adjusted book value per share	$19.36	$18.87	$19.24	$17.64	$16.74
Fully diluted adjusted book value per share	$19.07	$18.60	$18.95	$17.41	$16.53

  Premiums Written

Details of gross premiums written are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$86,720	97.5%	$67,047	95.7%	$139,061	89.2%	$113,846	80.2%
Severity	2,236	2.5	3,000	4.3	16,782	10.8	28,072	19.8
Total	$88,956	100.0%	$70,047	100.0%	$155,843	100.0%	$141,918	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from quarter to quarter depending on the specific market opportunities that we pursue. A detailed analysis of gross premiums written by line of business can be found in Note 9 to the condensed consolidated financial statements.

For the three months ended June 30, 2010, frequency premiums increased by $19.7 million primarily relating to several new personal property contracts entered into during the quarter.  In addition, we continued to write more premiums on existing specialty lines contracts such as financial and health. These increases were partially offset by the termination, on a run-off basis, of a large motor liability contract and negative premium adjustments recorded during the three month period ended June 30, 2010 relating to this contract. During this quarter we also recorded negative premium adjustments relating to a workers’ compensation contract which also contributed to offset some of the increase in frequency premiums written. The negative premium adjustments were the result of updated information obtained from our clients combined with our regular quarterly review of ultimate premiums.

For the six months ended June 30, 2010, the $25.2 million increase in frequency premiums written was mainly attributed to new personal property contracts, specialty health contracts, a multi-line casualty contract, and the new financial line of business (surety and trade credit) which we entered into during 2010. These increases were partially offset by decreases in motor liability and workers compensation lines as discussed above.

For the three months ended June 30, 2010, the decrease in severity premiums of $0.8 million compared to 2009 was principally due to the negative premium adjustments on a property catastrophe contract recorded during the period.

For the six months ended June 30, 2010, the decrease in severity premiums of $11.3 million compared to 2009 was principally due to our decision to significantly reduce our participation in a property catastrophe contract and to a lesser extent due to returned premiums upon commutation of a medical malpractice contract.

For the three months ended June 30, 2010, our ceded premiums were $4.0 million compared to $6.6 million for the same period in 2009. For the six months ended June 30, 2010, our ceded premiums were $4.6 million compared to $7.8 million for the same period in 2009. The decrease in ceded premiums for both periods is primarily the result of our decision to reduce the retrocession percentage on a casualty contract upon renewal. In addition for the six months ended June 30, 2010, the decrease is partly due to one of the ceding insurer’s decision to retain the excess layer of coverage which in turn no longer required us to obtain retrocession for this cover.

Details of net premiums written are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$82,709	97.4%	$60,716	95.7%	$134,472	88.9%	$106,769	79.6%
Severity	2,236	2.6	2,720	4.3	16,782	11.1	27,318	20.4
Total	$84,945	100.0%	$63,436	100.0%	$151,254	100.0%	$134,087	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$42,751	86.5%	$38,154	77.3%	$88,612	84.6%	$70,032	73.3%
Severity	6,650	13.5	11,193	22.7	16,105	15.4	25,508	26.7
Total	$49,401	100.0%	$49,347	100.0%	$104,717	100.0%	$95,540	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. For the three months ended June 30, 2010, the increase in frequency net premiums earned is primarily due to the net impact of increases in general liability, personal liability and specialty health lines as compared to the corresponding 2009 period. These increases are partly offset by decreases in workers’ compensation and motor liability which was attributable principally to the motor contract being terminated during 2010 as discussed above (see Premiums Written).

For the six months ended June 30, 2010, the increase in the net premiums earned is the net impact of increases in personal liability, health and general liability lines, partially offset by decrease in motor liability as compared to the corresponding 2009 period.

For the three months and six months ended June 30, 2010, the decreases in our severity earned premiums is a direct result of the decrease in our severity underwriting portfolio for reasons explained above (see Premiums Written).

     Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, or IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided below:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$32,397	91.1%	$23,800	101.0%	$61,113	94.5%	$40,777	75.9%
Severity	3,147	8.9	(253)	(1.0)	3,566	5.5	12,966	24.1
Total	$35,544	100.0%	$23,547	100.0%	$64,679	100.0%	$53,743	100.0%

For the three months ended June 30, 2010 and 2009, the loss ratios for our frequency business were 75.8% and 62.4%, respectively. The increase in the frequency loss ratio is mostly the result of unfavorable loss reserve adjustments made during the three months ended June 30, 2010 on a 2009 underwriting year motor liability contract that is currently in run-off. We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data, historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as necessary based on updated information and actuarial estimates.

 For the three months ended June 30, 2010, loss incurred of $3.1 million for severity business primarily related to unfavorable development of claims relating to California wildfires on a 2007 casualty clash contract.  For the three months ended June 30, 2009, the incurred loss on severity contracts was negative $0.3 million due to a $2.8 million reduction in the estimated reserves on an aggregate catastrophe excess of loss contract.

For the six months ended June 30, 2010 and 2009, the loss ratios for our frequency business were 69.0% and 58.2%, respectively. The increase in frequency loss ratio is primarily due to unfavorable loss reserve adjustments on a 2009 motor liability contract based on our quarterly reserves review.

The loss ratios for our severity business were 22.1% and 50.8% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in the loss ratio for our severity business during the six months ended June 30, 2010 is primarily due to the reversal of loss reserves upon commutation of a medical malpractice contract during the first quarter of 2010. Additionally, although we incurred unfavorable loss development on a casualty clash contract relating to California wildfires, the lack of any other significant losses from catastrophe events compared to the same period in 2009 also contributed to a lower loss ratio for our severity business. We expect losses incurred on our severity business to be volatile from period to period.

Losses incurred in the three and six months ended June 30, 2010 can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three and six months ended June 30, 2010 and 2009 were comprised as follows:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$18,315	(528)	17,787	$8,817	$(1,156)	$7,661
Change in reserves	18,509	(752)	17,757	15,766	120	15,886
Total	$36,824	(1,280)	35,544	$24,583	$(1,036)	$23,547

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$39,881	(950)	38,931	$17,189	$(2,312)	$14,877
Change in reserves	27,429	(1,681)	25,748	34,083	4,783	38,866
Total	$67,310	(2,631)	64,679	$51,272	$2,471	$53,743

The increase in gross losses paid for the three and six months ended June 30, 2010 is principally due to the frequency underwriting portfolio continuing to mature.

For the six months ended June 30, 2010, the net unfavorable loss development on prior period contracts amounted to $4.2 million and was primarily related to the following:

•	Adverse loss development of $5.1 million based on our quarterly reserve analysis, related to a motor liability contract currently in run-off;
•
Adverse loss development of $3.4 million based on data received from the client and our quarterly reserve analysis, related to California wildfires on a 2007 casualty clash contract, resulting in losses being reserved at the full contract  limit;

•	Elimination of $1.9 million of reserves held on a medical malpractice contract based on our quarterly reserve analysis; and
•	Aggregate favorable loss development of $1.6 million on two catastrophe contracts based on data received from the client and our quarterly reserve analysis.

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

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$13,574	93.8%	$14,124	90.7%	$29,571	94.2%	$27,616	95.8%
Severity	891	6.2	1,454	9.3	1,805	5.8	1,207	4.2
Total	$14,465	100.0%	$15,578	100.0%	$31,376	100.0%	$28,823	100.0%

For the three months ended June 30, 2010 the acquisition cost ratio for frequency business was 31.8% compared to 37.0% for the same period in 2009. The decrease in acquisition costs for the three months ended June 30, 2010, compared to the corresponding 2009 period, is primarily a result of reducing the ceding commission rate on the terminated motor liability contract. The commission rate on this contract was based on a sliding scale. As losses incurred on this contract increased during the period, the ceding commission rate decreased.

For the six months ended June 30, 2010, the acquisition cost ratio for frequency business was 33.4% compared to 39.4% for the corresponding 2009 period. The decrease in the acquisition cost ratio for the six months ended June 30, 2010 is primarily attributed to the same reasons discussed above for the three months ended June 30, 2010. We expect acquisition costs to be higher for frequency business than for severity business. For the three months ended June 30, 2010, the acquisition cost ratio for severity business was 13.4% compared to 13.0% for the same period in 2009. For the six months ended June 30, 2010, the acquisition cost ratio for severity business was 11.2% compared to 4.7% for the same period in 2009. The acquisition cost ratio for the six months ended June 30, 2009 was unusually low due to the reversal of profit commissions that were previously accrued on an aggregate catastrophe severity contract.  Overall, the total acquisition cost ratio decreased slightly to 30.0% for the six months ended June 30, 2010 from 30.2% for the corresponding 2009 period.

     General and Administrative Expenses

For the three months ended June 30, 2010, our general and administrative expenses were $3.1 million compared to $5.3 million reported during the same period in 2009. The decrease is principally due to a reduction in the estimated bonus accrual on the deferred component of the employees’ incentive compensation plan resulting from unfavorable developments on prior underwriting years.

Our general and administrative expenses of $8.2 million for the six months ended June 30, 2010 were lower than the $9.7 million reported for the same period in 2009 due to a reduction in the estimated bonus accrual explained above. Our general and administrative expenses for the six months ended June 30, 2010 and 2009 include $1.9 million and $1.5 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

     Net Investment Income

A summary of our net investment income is as follows:

	Three months ended June 30,		Six months ended June 30,
	($ in thousands)		($ in thousands)
	2010	2009	2010	2009
Realized gains (losses) and movement in unrealized gains (losses), net	$23,850	$97,757	$13,150	$131,198
Interest, dividend and other investment income	8,422	6,683	10,812	9,729
Interest, dividend and other investment expenses	(5,943)	(3,902)	(11,203)	(7,436)
Investment advisor compensation	(3,697)	(12,215)	(6,958)	(17,451)
Net investment income	$22,632	$88,323	$5,801	$116,040

For the three months ended June 30, 2010, investment income, net of all expenses, management fees and performance compensation, resulted in a net gain of 2.6% on our investment portfolio, compared to a gain of 13.9% for the corresponding 2009 period. For the three months ended June 30, 2010, gross gains of 8.7% on our short investments were offset by gross losses of 5.6% on our long investments.

For the six months ended June 30, 2010, investment income, net of all expenses, management fees and performance compensation, resulted in a net gain of 0.6% on our investment portfolio, compared to a gain of 19.1% for the corresponding 2009 period.  For the six months ended June 30, 2010, gross gains of 2.5% on our short investments were offset by gross losses of 1.0% on our long investments.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. As of June 30, 2010, the loss carry forward balance was $89.1 million. Included in investment advisor compensation for the three and six months ended June 30, 2010 was performance compensation of $0.5 million and $0.5 million, respectively.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage client accounts other than ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website, www.greenlightre.ky, on a monthly basis. Additionally, on our website we provide the names of the largest disclosed long positions in our investment portfolio as of the last trading day of each month. Subject to applicable law, DME Advisors may choose not to disclose certain positions to its other clients in order to protect its investment strategy.  Therefore, our website presents the largest long positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

   Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

 Verdant is incorporated in Delaware and, therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is expected to be taxed at a rate of 35%. As of June 30, 2010, we had recorded a deferred tax asset of $65,072 (December 31, 2009: $68,719) resulting solely from the temporary differences in recognition of expenses for tax purposes. An accrual of $59,498 (December 31, 2009: $19,529) was recorded for current taxes payable as of June 30, 2010. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

     Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the six months ended June 30, 2010 and 2009:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	69.0%	22.1%	61.7%	58.2%	50.8%	56.3%
Acquisition cost ratio	33.4%	11.2%	30.0%	39.4%	4.7%	30.2%
Composite ratio	102.4%	33.3%	91.7%	97.6%	55.5%	86.5%
Internal expense ratio			7.9%			10.2%
Combined ratio			99.6%			96.7%

    The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. We expect that our loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods. Given that we underwrite a concentrated portfolio across several lines of business that have varying expected loss ratios, we can expect there to be significant annual variations in the loss ratios reported from our frequency business. In addition, the loss ratios for both frequency and severity business can vary depending on the lines of business written.

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

The combined ratio is the sum of the composite ratio and the internal expense ratio. It measures the total profitability of our underwriting operations. This ratio does not take net investment income (loss) or other income (expense) into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may be volatile from period to period.

Financial Condition

Investments and Due to Prime Brokers

 As of June 30, 2010, our long investments reported in the condensed consolidated balance sheets increased by $43.8 million, or 5.3%, to $874.4 million. For the six months ended June 30, 2010, our exposure to long investments increased from 85% as of December 31, 2009, to 90% as of June 30, 2010, while our exposure to short investments decreased from 65% as of December 31, 2009 to 59% as of June 30, 2010.  This exposure analysis is conducted on a notional basis and does not include cash (U.S. dollar and foreign currencies), gold, CDS, foreign exchange options or interest rate options. The increase in our long exposure was in part facilitated by utilizing restricted cash that was released as a result of decreasing our short exposure, and was in part facilitated by utilizing leverage. At June 30, 2010, we had an indebtedness of $21.0 million to our prime brokers. From time to time we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. For the six months ended June 30, 2010, the increase in our invested assets, on a net basis, was the result of contributing $36.6 million of net funds from our underwriting activities and a net investment gain of $5.8 million, offset by a $26.7 million letter of credit being redeemed by a ceding insurer.

Our investment portfolio, including derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of June 30, 2010, 89.6% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of securities valued based on quoted prices in actively traded markets (Level 1), 7.7% was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.7% was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2010, $85.9 million of our investments were valued based on broker quotes, of which $60.5 million were based on observable market information and classified as Level 2, and $25.4 million were broker quotes based on non-observable inputs classified as Level 3.

 For the three and six months ended June 30, 2010, we transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and as a result we relied on broker quotes to determine the fair value. There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2010. The increase in our Level 3 investments was primarily due to private equity investments purchased during the six months ended June 30, 2010.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt instruments. In addition, other non-observable inputs include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Reinsurance Balances Receivable

At June 30, 2010, reinsurance balances receivable were $137.9 million compared to $82.7 million as of December 31, 2009, an increase of $55.2 million, or 66.7%. The increase in the reinsurance balances receivable relates primarily to increase in premiums written including unearned premiums assumed at inception of several quota share frequency contracts. Included in reinsurance balances receivable is $26.7 million due from one of our ceding insurers which drew down a letter of credit we had issued to them. At June 30, 2010, the funds drawn under the letter of credit were being held in an interest-bearing segregated account. Interest on the account accrues to our benefit.

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

Reserves for loss and loss adjustment expenses as of June 30, 2010 and December 31, 2009 were comprised of the following:

	June 30, 2010			December 31, 2009
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$35,230	$79,181	$114,411	$19,704	$69,166	$88,870
Severity	19,266	31,070	50,336	20,472	28,018	48,490
Total	$54,496	$110,251	$164,747	$40,176	$97,184	$137,360

The increase in loss reserves is principally due to the frequency underwriting portfolio continuing to mature, and to a lesser extent due to adverse loss development on certain contracts as discussed above (see Losses Incurred). For most of the contracts written as of June 30, 2010, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of July 30, 2010, our maximum aggregate loss exposure to any series of natural peril events was $108.0 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the sum of all the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$89,091	$110,053
Europe	57,113	57,113
Japan	69,613	69,613
Rest of the world	49,613	49,613
Maximum Aggregate	89,091	110,053

(1)	Includes the Caribbean

                Our natural peril loss exposure presented above excludes the impact of any potential recoveries from retrocessionaires or swap counter parties relating to natural peril events. During the second quarter of 2010, we entered into a weather derivative swap contract whereby upon the occurrence of certain specified earthquake events in the United States we would recover a maximum amount of $10.0 million.

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

    As of June 30, 2010, the financial strength of Greenlight Reinsurance was rated “A- (Excellent)” with a stable outlook by A.M. Best Company, Inc. ("A.M. Best"). This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

    Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. In addition, during the six months ended June 30, 2010, $26.7 million of our cash was used to fund a letter of credit drawn by one of our ceding insurers. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of June 30, 2010, approximately 93.6% of our investments in securities were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion, which can be readily liquidated to meet current and future liabilities. As of June 30, 2010, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our condensed consolidated statements of income for each reporting period.

For the six months ended June 30, 2010, we reported an overall net cash outflow of $15.7 million. We used $0.8 million in cash for operating activities and used $719.3 million for purchases of investment which included $21.0 million of funds borrowed on margin from our prime brokers, and generated $599.2 million from proceeds of sale of investments. We freed up $85.6 million of restricted cash and cash equivalents from reducing our exposure for short investments which decreased from 65% to 59% during the six months ended June 30, 2010.

As of June 30, 2010, we believe we have sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities, and future net investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months using operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re, Ltd. is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Reinsurance is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the statutory minimum net worth requirement for Greenlight Reinsurance is $120,000. In addition, any dividend payment would have to be approved by the appropriate Cayman Islands regulatory authority prior to payment. As of June 30, 2010, Greenlight Reinsurance exceeded the minimum required net worth by $706.4 million.

Letters of Credit

 As of June 30, 2010, Greenlight Reinsurance was not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

 As of June 30, 2010, Greenlight Reinsurance had three letter of credit facilities totaling $510.0 million with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of June 30, 2010, an aggregate amount of $245.5 million (December 31, 2009: $278.4 million) in letters of credit was issued from these facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities and cash equivalents. As of June 30, 2010, we had pledged an aggregate of $300.8 million (December 31, 2009: $315.2 million) of equity securities and cash equivalents as collateral for the letter of credit facilities.

 Effective July 1, 2010, the total amount available under our letter of credit facilities increased from $510.0 million to $560.0 million. See Note 8 of the accompanying condensed consolidated financial statements for details of the increases in the facilities.

 Each of the facilities contains various covenants that, in part, restrict Greenlight Reinsurance's ability to place a lien or charge on the pledged assets and further restrict Greenlight Reinsurance's ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Reinsurance will be prohibited from paying dividends to us. For the six months ended June 30, 2010, the Company was in compliance with all of the covenants under each of these facilities.

Capital

As of June 30, 2010, total shareholders’ equity was $735.3 compared to $729.2 million at December 31, 2009. This increase in total shareholders’ equity is principally due to the net income of $5.3 reported during the six months ended June 30, 2010.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business, apart from the periodic indebtedness provided by our prime brokers to implement our business strategy in accordance with our investment guidelines. We currently have a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We have not made any significant commitments for capital expenditures during the period ended June 30, 2010.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million Class A ordinary shares. At June 30, 2010, there were 1,503,295 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of June 30, 2010:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$276	552	552	829	2,209
Specialist service agreement	500	300	—	—	800
Private equity investments (2)	19,221	—	—	—	19,221
Loss and loss adjustment expense reserves (3)	69,616	59,779	26,083	9,269	164,747
	$89,613	60,631	26,635	10,098	186,977

(1)            Reflects our contractual obligations pursuant to the July 9, 2008 lease agreement as described below.

(2)
As of June 30, 2010, we had made commitments to invest a total of $40.4 million in private investments. As of June 30, 2010, we had invested $21.2 million of this amount, and our remaining commitments to these investments were $19.2 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments with no fixed payment schedules will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

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

 On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. The term of the agreement is January 1, 2008 through December 31, 2010, with automatic three-year renewals unless either the Company or DME Advisors terminates the agreement by giving 90 days notice prior to the end of the three year term. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. As of June 30, 2010, the loss carry forward balance was $89.1 million. For the six months ended June 30, 2010, $0.5 million was accrued relating to performance compensation for DME Advisors at the reduced rate of 10% of profits.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

• equity price risk;
• foreign currency risk;
• interest rate risk;
• credit risk;
• effects of inflation; and
• political risk.

Equity price risk.

As of June 30, 2010, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2010, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $20.4 million, or 2.3%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign currency risk.

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2010, we had no known losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2010, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2010:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(1,046)	(0.1)%	$1,046	0.1%
Euro	(2,762)	(0.3)	3,287	0.4
Indian Rupee	1,082	0.1	(1,082)	(0.1)
Japanese Yen	12,383	1.4	(5,278)	(0.6)
Swiss Franc	(2,401)	(0.3)	2,401	0.3
Other	(180)	(0.0)	180	0.0
Total	$7,076	0.8%	$554	0.1%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and should not be relied on as indicative of future results.

Interest rate risk.

Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2010:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(1,460)	(0.2)%	$1,543	0.2%
Credit default swaps	(135)	(0.0)	135	0.0
Interest rate options	8,336	1.0	(4,042)	(0.5)
Net exposure to interest rate risk	$6,741	0.8%	$(2,364)	(0.3)%

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

   As of July 30, 2010, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the six months ended June 30, 2010, there were no repurchases of our Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

  None.

Item 4.    REMOVED AND RESERVED

Item 5.    OTHER INFORMATION

  None.

Item 6. EXHIBITS

10.1	Letter of understanding dated June 10, 2010 between Greenlight Reinsurance, Ltd. and Citibank, N.A.
10.2	Amended letter of credit agreement executed June 14, 2010 between Greenlight Reinsurance, Ltd. and Bank of America, N.A.
10.3	Amended and restated letter of credit agreement executed June 17, 2010 between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited
10.4	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 4, 2010)
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	August 2, 2010
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	August 2, 2010