Form 10-Q
period 2010-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2010-11-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,200,835
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of October 29, 2010)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Investments
Debt instruments, trading, at fair value	$20,060	$95,838
Equity securities, trading, at fair value	744,292	593,201
Other investments, at fair value	172,936	141,561
Total investments	937,288	830,600
Cash and cash equivalents	9,726	31,717
Restricted cash and cash equivalents	631,758	590,871
Financial contracts receivable, at fair value	16,491	30,117
Reinsurance balances receivable	147,745	82,748
Loss and loss adjustment expense recoverable	9,518	7,270
Deferred acquisition costs, net	85,172	34,401
Unearned premiums ceded	6,325	6,478
Notes receivable	14,491	15,424
Other assets	2,947	4,754
Total assets	$1,861,461	$1,634,380
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$578,790	$570,875
Financial contracts payable, at fair value	25,653	16,200
Due to prime brokers	22,822	—
Loss and loss adjustment expense reserves	161,180	137,360
Unearned premium reserves	233,491	118,899
Reinsurance balances payable	35,239	34,301
Funds withheld	22,482	14,711
Other liabilities	10,859	12,796
Performance compensation payable to related party	4,145	—
Total liabilities	1,094,661	905,142
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,200,835 (2009: 30,063,893); Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2009: 6,254,949))	3,646	3,632
Additional paid-in capital	484,535	481,449
Non-controlling interest in joint venture	30,784	30,597
Retained earnings	247,835	213,560
Total shareholders’ equity	766,800	729,238
Total liabilities and shareholders’ equity	$1,861,461	$1,634,380

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three and nine months ended September 30, 2010 and 2009
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Gross premiums written	$151,247	$65,983	$307,091	$207,901
Gross premium ceded	(3,639)	(2,894)	(8,228)	(10,725)
Net premium written	147,608	63,089	298,863	197,176
Change in net unearned premium reserves	(68,207)	(6,432)	(114,745)	(44,979)
Net premiums earned	79,401	56,657	184,118	152,197
Net investment income	33,881	32,628	39,682	148,667
Other income (expense), net	(474)	(145)	(1,002)	1,909
Total revenues	112,808	89,140	222,798	302,773
Expenses
Loss and loss adjustment expenses incurred, net	50,257	34,643	114,936	88,386
Acquisition costs, net	28,807	17,767	60,183	46,591
General and administrative expenses	3,392	4,081	11,633	13,788
Total expenses	82,456	56,491	186,752	148,765
Net income before non-controlling interest and income tax expense	30,352	32,649	36,046	154,008
Non-controlling interest in income of joint venture	(1,313)	(380)	(1,687)	(1,716)
Net income before income tax expense	29,039	32,269	34,359	152,292
Income tax expense	(25)	(11)	(84)	(28)
Net income	$29,014	$32,258	$34,275	$152,264
Earnings per share
Basic	$0.80	$0.89	$0.94	$4.21
Diluted	$0.78	$0.88	$0.92	$4.16
Weighted average number of ordinary shares used in the determination of:
Basic	36,452,224	36,286,514	36,408,859	36,202,860
Diluted	37,218,906	36,828,726	37,174,558	36,627,849

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2010 and 2009
(expressed in thousands of U.S. dollars)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Ordinary share capital
Balance – beginning of period	$3,632	$3,604
Issue of Class A ordinary share capital, net of forfeitures	14	27
Balance – end of period	$3,646	$3,631
Additional paid-in capital
Balance – beginning of period	$481,449	$477,571
Issue of Class A ordinary share capital	32	578
Share-based compensation expense, net of forfeitures	3,054	2,528
Options repurchased	—	(124)
Balance – end of period	$484,535	$480,553
Non-controlling interest
Balance – beginning of period	$30,597	$6,058
Non-controlling interest (withdrawal) contribution from/to joint venture	(1,500)	337
Non-controlling interest in income of joint venture	1,687	1,716
Balance – end of period	$30,784	$8,111
Retained earnings
Balance – beginning of period	$213,560	$4,207
Net income	34,275	152,264
Options repurchased	—	(89)
Balance – end of period	$247,835	$156,382
Total shareholders’ equity	$766,800	$648,677

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the nine months ended September 30, 2010 and 2009
 (expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2010	2009
Cash provided by (used in) Operating activities
Net income	$34,275	$152,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	1,258	(164,936)
Net realized gains on investments and financial contracts	(52,153)	(8,073)
Foreign exchange (gain) loss on restricted cash and cash equivalents	(3,810)	2,164
Non-controlling interest in income of joint venture	1,687	1,716
Share-based compensation expense	3,068	2,549
Depreciation expense	168	60
Net change in
Reinsurance balances receivable	(64,997)	(27,519)
Loss and loss adjustment expense recoverable	(2,248)	5,011
Deferred acquisition costs, net	(50,771)	(19,551)
Unearned premiums ceded	153	(452)
Other assets	1,639	(1,763)
Loss and loss adjustment expense reserves	23,820	50,186
Unearned premium reserves	114,592	45,432
Reinsurance balances payable	938	1,251
Funds withheld	7,771	(369)
Other liabilities	(1,937)	3,819
Performance compensation payable to related party	4,145	16,255
Net cash provided by operating activities	$17,598	$58,044
Investing activities
Purchase of investments and financial contracts	(885,146)	(890,780)
Sales of investments and financial contracts	860,347	1,024,623
Change in due to prime brokers	22,822	—
Change in restricted cash and cash equivalents, net	(37,077)	(247,589)
Change in notes receivable, net	933	(14,383)
Non-controlling interest (withdrawal) contribution from/to joint venture	(1,500)	337
Fixed assets additions	—	(1,453)
Net cash used in investing activities	$(39,621)	$(129,245)
Financing activities
Net proceeds from exercising of stock options	32	584
Options repurchased	—	(213)
Net cash provided by financing activities	$32	$371
Net decrease in cash and cash equivalents	(21,991)	(70,830)
Cash and cash equivalents at beginning of period	31,717	94,144
Cash and cash equivalents at end of period	$9,726	$23,314
Supplementary information
Interest paid in cash	$7,840	$3,430
Interest received in cash	3,880	3,500
Income tax paid in cash	17	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2010

1.	GENERAL

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Reinsurance"), provides global specialty property and casualty reinsurance. Greenlight Reinsurance has an unrestricted Class "B" insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Reinsurance commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During September 2010, GLRE established a new Dublin based reinsurance entity, Greenlight Reinsurance Ireland, Ltd. (“GRIL”), a wholly owned subsidiary of GLRE. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with a platform to serve clients located in Europe.

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

The results for the nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of GLRE and the consolidated financial statements of all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain cash and cash equivalents in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash and cash equivalents held by prime brokers is used to support the liability created from securities sold, not yet purchased. Cash and cash equivalents held for the benefit of swap counterparties are used to collateralize the current value of any amounts that may be due to the counterparty under the financial contracts.

Deferred Acquisition Costs

    Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred subject to ultimate recoverability and amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2010, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

       Acquisition costs reported on the condensed consolidated statements of income include profit commissions which are expensed when incurred. For the nine months ended September 30, 2010, included in acquisition costs was profit commission expense of $1.1 million (2009: 5.7 million). Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate on a contract indicates that a profit commission is probable under the contract terms. At September 30, 2010, profit commission reserves of $28.4 million (December 31, 2009: $27.4 million) were included in the condensed consolidated balance sheet under reinsurance balances payable.

 Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses, including losses incurred but not reported. These estimated ultimate reserves are based on the Company's own actuarial estimates derived from reports received from ceding companies, industry data, and historical experience. These estimates are reviewed by the Company periodically on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss and loss adjustment expense recoverable include the amounts due from retrocessionaires for paid and unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance recoverable when recovery is no longer probable.

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. At September 30, 2010, all notes receivable were considered current and performing. For the nine months ended September 30, 2010, the notes earned interest at annual interest rates ranging from 6% to 10% and had remaining maturity terms ranging from approximately 4 years to 9 years. Included in the notes receivable balance was accrued interest of $1.3 million at September 30, 2010 (December 31, 2009: $0.7 million), of which $1.2 million (December 31, 2009: $0.6 million) related to interest accrued on a note receivable which contractually requires any principal or interest payments to be approved in advance by the Florida Office of Insurance Regulation. This note receivable matures in December 2018 and based on management’s assessment, the accrued interest and principal are expected to be fully collectible and therefore no provision for uncollectible interest was deemed necessary at September 30, 2010. Interest income earned on notes receivable is included in the condensed consolidated statements of income in net investment income.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2010, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $3.9 million and $1.0 million of deposit assets and deposit liabilities (December 31, 2009: $2.1 million and $0.8 million), respectively. For the three and nine months ended September 30, 2010, included in other income (expense), net were ($0.7) million and ($1.1) million, respectively, relating to losses on deposit accounted contracts. For the three and nine months ended September 30, 2010, there were no gains reported on deposit accounted contracts. For the three and nine months ended September 30, 2009, included in other income (expense), net were ($0.2) million and ($0.4) million, respectively, relating to losses on deposit accounted contracts, and $0.1 million and $0.3 million, respectively, relating to gains on deposit accounted contracts.

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

Derivative Financial Instruments

U.S GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets generally are included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities generally are included in financial contracts payable or investments in securities sold, not yet purchased. The Company's derivatives do not constitute hedges for financial reporting purposes.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding	36,452,224	36,286,514	36,408,859	36,202,860
Effect of dilutive service provider share-based awards	177,559	148,729	178,483	125,767
Effect of dilutive employee and director share-based awards	589,123	393,483	587,216	299,222
	37,218,906	36,828,726	37,174,558	36,627,849
Anti-dilutive stock options outstanding	240,000	210,000	240,000	210,000

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

   Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service. Verdant’s taxable income is generally expected to be taxed at a rate of 35%.

   GRIL is incorporated in Ireland and therefore is subject to the Irish corporation tax rate of 12.5% on its trading income, and 25% on its non-trading income, if any.

   Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. Neither Verdant nor GRIL has taken any tax position that is subject to significant uncertainty or that is reasonably likely to have a material impact to Verdant, GRIL, or the Company.

Recently Issued Accounting Standards

    In October 2010 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. ASU 2010-26 is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively upon adoption, although retrospective application is permitted. The Company is reviewing ASU 2010-26; however, the effects of implementing ASU 2010-26 are not expected to have a material impact on the Company’s results of operations or financial position.

    In June 2010 the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires a reporting entity to provide a greater level of disaggregated information about credit quality of its financing receivables and its allowance for credit losses. A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the reporting entity’s balance sheet and includes loans, long term trade accounts receivable, credit card receivables, notes receivable and lease receivables. For public companies, certain disclosures required by ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010, while other disclosure requirements contained in ASU 2010-20 are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company intends to begin providing the required disclosures, as required under ASU 2010-20, in its annual report on Form 10-K for the year ended December 31, 2010, and in its quarterly reports on Form 10-Q thereafter.

    In January 2010 the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU No. 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU No. 2010-06 clarifies the requirements of the existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. As a result of adoption of ASU 2010-06, the Company started providing the required disclosures in its quarterly reports on Form 10-Q for periods beginning after December 31, 2009. The additional disclosures required under ASU 2010-06 for fiscal years beginning after December 15, 2010, will be included by the Company beginning with its Form 10-Q for the period ending March 31, 2011.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2010:

	Fair value measurements as of September 30, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$16,813	$3,247	$20,060
Listed equity securities	744,292	—	—	744,292
Commodities	122,195	—	—	122,195
Private and unlisted equity securities	—	1,892	39,630	41,522
Put options	—	5,533	—	5,533
Call options	—	3,686	—	3,686
Financial contracts receivable	—	16,064	427	16,491
	$866,487	$43,988	$43,304	$953,779
Liabilities:
Debt instruments, sold not yet purchased	$—	$(1,871)	$—	$(1,871)
Listed equity securities, sold not yet purchased	(576,394)	—	—	(576,394)
Call options	—	(525)	—	(525)
Financial contracts payable	—	(25,653)	—	(25,653)
	$(576,394)	$(28,049)	$—	$(604,443)

        The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as at December 31, 2009:

	Fair value measurements as of December 31, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$94,301	$1,537	$95,838
Listed equity securities	593,201	—	—	593,201
Commodities	102,239	—	—	102,239
Private and unlisted equity securities	—	—	25,228	25,228
Put options	—	8,809	—	8,809
Call options	—	5,285	—	5,285
Financial contracts receivable	—	30,117	—	30,117
	$695,440	$138,512	$26,765	$860,717
Liabilities:
Listed equity securities, sold not yet purchased	$(570,875)	$—	$—	$(570,875)
Financial contracts payable	—	(16,200)	—	(16,200)
	$(570,875)	$(16,200)	$—	$(587,075)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended September 30, 2010				Fair value measurements using significant unobservable inputs (Level 3) Nine months ended September 30, 2010
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$1,090	$36,924	$641	$38,655	$1,537	$25,228	$—	$26,765
Purchases, sales, issuances, and settlements, net	1,575	2,452	—	4,027	1,563	12,567	855	14,985
Total realized and unrealized gains (losses) and amortization included in earnings, net	582	254	(214)	622	147	1,835	(428)	1,554
Transfers into (out of) Level 3, net	—	—	—	—	—	—	—	—
Ending balance, September 30, 2010	$3,247	$39,630	$427	$43,304	$3,247	$39,630	$427	$43,304

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended September 30, 2009			Fair value measurements using significant unobservable inputs (Level 3) Nine months ended September 30, 2009
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$6,806	$9,530	$16,336	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	(3,231)	3,140	(91)	(1,481)	3,259	1,778
Total realized and unrealized gains (losses) included in earnings, net	129	2,196	2,325	(718)	(169)	(887)
Transfers into Level 3, net	—	1,606	1,606	1,788	1,606	3,394
Ending balance, September 30, 2009	$3,704	$16,472	$20,176	$3,704	$16,472	$20,176

   During the nine months ended September 30, 2010, we transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and as a result we relied on broker quotes to determine its fair value. During the three and nine months ended September 30, 2010, there were no other transfers between Level 1, Level 2, and Level 3 classifications of fair value measurements. For the three and nine months ended September 30, 2009, transfers into Level 3 represent the fair value on the date of transfer of securities for which multiple broker quotes were not available. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs.

 For the three and nine months ended September 30, 2010, included in net investment income in the condensed consolidated statements of income were realized losses of $0.1 million and realized gains of $0.6 million (2009: realized gains of $0.3 million and $0.6 million), respectively, and unrealized gains of $0.9 million and $1.4 million (2009: unrealized gains of $2.0 million and unrealized losses of $1.4 million), respectively, on securities still held at the reporting date and valued using unobservable inputs. In addition, for the three and nine months ended September 30, 2010, amortization expense of $0.2 million and $0.4 million, respectively, were recorded in net investment income relating to financial contracts receivable valued using unobservable inputs.

Debt instruments, trading

At September 30, 2010, the following investments are included in debt instruments:

2010	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$18,492	$5,944	$(4,379)	$20,057
Corporate debt – Non U.S.	16	—	(13)	3
Total debt instruments	$18,508	$5,944	$(4,392)	$20,060

At December 31, 2009, the following investments are included in debt instruments:

2009	Cost / amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$60,121	$36,040	$(5,555)	$90,606
Corporate debt – Non U.S.	2,961	2,274	(3)	5,232
Total debt instruments	$63,082	$38,314	$(5,558)	$95,838

The maturity distribution for debt instruments held at September 30, 2010 is as follows:

	Cost / amortized cost	Fair value
	($ in thousands)
Within one year	$4,223	$5,066
From one to five years	7,860	12,010
From five to ten years	3,947	1,602
More than ten years	2,478	1,382
	$18,508	$20,060

Investment in Equity Securities, Trading

At September 30, 2010, the following long positions are included in investment securities, trading:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$652,760	$105,942	$(34,075)	$724,627
Exchange traded funds	7,002	12,663	—	19,665
	$659,762	$118,605	$(34,075)	$744,292

At December 31, 2009, the following long positions are included in investment securities, trading:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$510,229	$104,768	$(40,040)	$574,957
Exchange traded funds	7,879	10,365	—	18,244
	$518,108	$115,133	$(40,040)	$593,201

    Other Investments

    "Other investments” include options, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties of specific positions. For OTC options, a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of September 30, 2010, the Company held OTC call options (long), put options (long) and put options (short) with fair values of $3.7 million, $5.5 million, and $0.5 million, respectively. At December 31, 2009, the Company held OTC call options and put options with fair values of $0.2 million and $8.8 million, respectively. At September 30, 2010 and December 31, 2009, commodities were comprised of gold bullion.

At September 30, 2010, the following securities are included in other investments:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,551	$25,644	$—	$122,195
Private and unlisted equity securities	42,532	1,877	(2,887)	41,522
Put options	16,044	—	(10,511)	5,533
Call options	4,252	—	(566)	3,686
	$159,379	$27,521	$(13,964)	$172,936

At December 31, 2009, the following securities are included in other investments:

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,552	$5,687	$—	$102,239
Private and unlisted equity securities	27,636	1,430	(3,838)	25,228
Put options	6,269	2,540	—	8,809
Call options	6,406	51	(1,172)	5,285
	$136,863	$9,708	$(5,010)	$141,561

     Included in private and unlisted equity securities are investments in private equity funds with a fair value of $2.1 million. The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's reporting period. The private equity funds have varying lock-up periods and as of September 30, 2010, none of the funds was redeemable. The Company had unfunded commitments relating to a private equity fund of $2.4 million as of September 30, 2010, which are included in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

     Investments in Securities Sold, Not Yet Purchased

At September 30, 2010, the following securities are included in investments in securities sold, not yet purchased:

2010	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(561,218)	$78,343	$(69,945)	$(552,820)
Warrants and rights on listed equities	—	—	(538)	(538)
Exchange traded funds	(21,601)	—	(1,435)	(23,036)
Debt instruments	(1,870)	3	(4)	(1,871)
Call options	(827)	302	—	(525)
	$(585,516)	$78,648	$(71,922)	$(578,790)

At December 31, 2009, the following securities are included in investments in securities sold, not yet purchased:

2009	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(536,895)	$62,278	$(79,525)	$(554,142)
Warrants and rights on listed equities	—	—	(733)	(733)
Exchange traded funds	(15,678)	—	(322)	(16,000)
	$(552,573)	$62,278	$(80,580)	$(570,875)

         Financial Contracts

As of September 30, 2010, and December 31, 2009, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives and not for hedging purposes. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, as of September 30, 2010, the Company had entered into a non-exchange traded weather derivative swap contract, to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon occurrence of certain specified earthquake events in the U.S.

    At September 30, 2010, the fair value of financial contracts outstanding was as follows:

Financial contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$4,976
Credit default swaps, purchased – sovereign debt	USD	117,353	4,870
Credit default swaps, purchased – corporate debt	USD	180,926	239
Total return swaps – equities	USD	45,390	5,979
Weather derivative swap	USD	10,000	427
Total financial contracts receivable, at fair value			$16,491

Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	189,898	$(3,456)
Credit default swaps, purchased – corporate debt	USD	81,453	(4,801)
Credit default swaps, issued – corporate debt	USD	35,890	(15,963)
Total return swaps – equities	USD	13,410	(1,433)
Total financial contracts payable, at fair value			$(25,653)

   At December 31, 2009, the fair value of financial contracts outstanding was as follows:

Financial contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$20,325
Credit default swaps, purchased – sovereign debt	USD	315,722	5,322
Total return swaps – equities	USD	45,516	4,470
Total financial contracts receivable, at fair value			$30,117

Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	20,811	$(128)
Credit default swaps, purchased – corporate debt	USD	121,118	(7,281)
Credit default swaps, issued – corporate debt	USD	13,909	(8,739)
Total return swaps – equities	USD	2,286	(52)
Total financial contracts payable, at fair value			$(16,200)

As of September 30, 2010, the carrying amount of the weather derivative swap is the unamortized portion of the premium paid to purchase the weather derivative swap contract which expires on March 31, 2011. An estimate of fair value is not practicable since the weather derivative swap contract is a non-exchange traded instrument and the time and cost involved in creating a valuation model to estimate the fair value would be excessive based on the immaterial amount and the short term contract period.

As of September 30, 2010, included in interest rate options are contracts on U.S. and Japanese interest rates. As of September 30, 2010, included in financial contracts payable were CDSs issued by the Company relating to the debt issued by an unrelated entity ("reference entity"). The CDSs are scheduled to terminate in September 2011 and September 2013 and have  notional amounts of $7.2 million and $28.7 million, respectively. Under these contracts, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of September 30, 2010, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service. The aggregate fair value of the CDSs at September 30, 2010 was $16.0 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs). At September 30, 2010, based on an evaluation of the reference entity, management believed it was not probable that the Company would be required to pay the notional amount of the CDSs.

During the three and nine months ended September 30, 2010 and 2009, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended September 30,		Gain (loss) on derivatives recognized in income for the nine months ended September 30,
		2010	2009	2010	2009
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income	$(2,047)	$(3,199)	(15,350)	$2,608
Credit default swaps, purchased – corporate debt	Net investment income	(3,205)	(7,189)	(677)	(13,425)
Credit default swaps, purchased – sovereign debt	Net investment income	(2,127)	(3,233)	5,795	(12,829)
Total return swaps – equities	Net investment income	3,579	2,090	5,194	3,992
Credit default swaps, issued – corporate debt	Net investment income	2,571	802	3,338	(1,008)
Options, futures, warrants, and rights	Net investment income	(10,585)	(3,097)	(19,075)	(10,010)
Weather derivative swap	Other income (expense)	(214)	—	(428)	—
Total		$(12,028)	$(13,826)	$(21,203)	$(30,672)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the three and nine months ended September 30, 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

Derivatives not designated as hedging instruments	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$21,981	$—	$340,106	$206,145
Total return swaps	4,372	12,905	34,471	17,323
Weather derivative swap	—	—	10,000	—
Options	188,528	57,999	510,929	199,582
Futures	—	—	44,436	41,762
Total	$214,881	$70,904	$939,942	$464,812

      For the three and nine months ended September 30, 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended September 30, 2009		Nine months ended September 30, 2009
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$151	$164,421	$21,000
Total return swaps	—	8,713	—	20,857
Interest rate options	416,693	—	1,319,863	—
Options	86,268	38,458	214,068	60,486
Rights – equity	—	—	7,870	4,212
Total	$502,961	$47,322	$1,706,222	$106,555

    Due to Prime Brokers

    At September 30, 2010, the Company had an indebtedness of $22.8 million (December 31, 2009: $0) to its prime brokers relating to investments purchased on margin. In the normal course of business, the Company's investment guidelines allow for temporary (30 days) leverage up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets. At September 30, 2010, the Company was in compliance with the level of leverage allowed under its investment guidelines.

4.           REINSURANCE BALANCES RECEIVABLE

    At September 30, 2010, included in reinsurance balances receivable were $26.7 million (December 31, 2009: 0) due from a ceding insurer relating to a letter of credit issued by the Company which was drawn by the ceding insurer. These funds are being held in an interest bearing segregated account by the ceding insurer.

5.	RETROCESSION

              The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the three months ended September 30, 2010, and 2009, loss and loss adjustment expenses incurred of $50.3 million and $34.6 million, respectively, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $1.3 million and $0.4 million, respectively. For the nine months ended September 30, 2010, and 2009, loss and loss adjustment expenses incurred of $114.9 million and $88.4 million reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $4.0 million and $(2.1) million, respectively. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At September 30, 2010, the Company had loss and loss adjustment expense recoverable of $0.3 million (December 31, 2009: $0.3 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has losses recoverable of $9.2 million (December 31, 2009: $7.0 million) with unrated retrocessionaires. At September 30, 2010, and December 31, 2009, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

6.         SHARE CAPITAL

During the nine months ended September 30, 2010, the Company issued 100,720 (nine months ended September 30, 2009: 201,956) restricted Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vests after three years from date of issue, subject to the grantee's continued service with the Company.

 During the nine months ended September 30, 2010, the Company also issued to non-employee directors an aggregate of 34,780 restricted Class A ordinary shares (nine months ended September 30, 2009: 35,875) as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The restricted share award activities during the nine months ended September 30, 2010 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2009	474,782	$16.51
Granted	135,500	24.62
Vested	(140,285)	16.02
Forfeited	(898)	16.17
Balance at September 30, 2010	469,099	19.00

During the nine months ended September 30, 2010, 80,000 Class A ordinary share purchase options (2009: 80,000) were granted to the Chief Executive Officer, pursuant to his employment contract. These options vest 25% on the date of grant, and 25% each in 2011, 2012 and 2013 and expire 10 years after the grant date. The grant date fair value of these options was $10.39 per option, based on the Black-Scholes option pricing model. The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company's own historical volatility in determining the expected volatility.

    The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2010		2009
Risk free rate	2.94%		3.55%
Estimated volatility	35.00%		30.00%
Expected term	10.00	years	10.00	years
Dividend yield	0.00%		0.00%

 During the nine months ended September 30, 2010, 2,340 (nine months ended September 30, 2009: 47,000) Class A Ordinary share purchase options were exercised that had a weighted average exercise price of $13.85 (2009: $12.41) per share.  The Company issued new Class A ordinary shares from the shares authorized for issuance under the Company’s stock incentive plan.  The intrinsic value of options exercised during the nine months ended September 30, 2010, was $26,500 (2009: $228,170). At September 30, 2010, 1,419,295 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

Employee and director stock option activities during the nine months ended September 30, 2010, were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2009	1,281,340	$14.24	$6.33
Granted	80,000	32.42	10.39
Exercised	(2,340)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2010	1,359,000	$15.31	$6.57

In addition to the above referenced employee and director stock options, at September 30, 2010, there were 300,000 service provider stock options outstanding, with an exercise price of $10.00 per share option, which will expire in 2014.

The following table is a summary of voting ordinary shares issued and outstanding:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,063,893	6,254,949	29,781,736	6,254,949
Issue of ordinary shares, net of forfeitures	136,942	—	272,157	—
Balance – end of period	30,200,835	6,254,949	30,053,893	6,254,949

7.             RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to an Investment Advisory Agreement (the ‘‘Advisory Agreement’’) with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purpose of managing certain jointly held assets. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

    Pursuant to the Advisory Agreement with DME Advisors, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. At September 30, 2010, the loss carry forward balance was $52.9 million. At September 30, 2010, $4.1 million (2009: $16.3 million) of performance compensation expense was recorded for the nine months ended September 30, 2010 at the reduced rate of 10%.

    Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment income for the three and nine months ended September 30, 2010, are management fees of $3.3 million and $9.7 million, respectively, (September 30, 2009: $2.9 million and $7.6 million, respectively). All management fees were fully paid as of September 30, 2010.

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

Operating Lease

    On July 9, 2008, the Company entered into a lease agreement for office space in the Cayman Islands. Under the terms of this lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018, and the Company has the option to renew the lease for a five-year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of September 30, 2010.

    The total rent expense relating to leased office spaces for the nine months ended September 30, 2010, was $216,279 (2009: $386,568).

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

Private Equity

Periodically, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of September 30, 2010, the Company had commitments to invest an additional $10.0 million in private equity investments.

The following is a schedule of remaining future minimum payments required under the above commitments:

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in thousands)
Operating lease obligations	$69	$276	$276	$276	$276	$967	$2,140
Specialist service agreement	222	694	400	150	—	—	1,466
Private equity and limited partnerships (1)	10,011	—	—	—	—	—	10,011
	$10,302	$970	$676	$426	$276	$967	$13,617

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2010.

Letters of Credit

    At September 30, 2010, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$400,000	October 11, 2011	120 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2011	90 days prior to termination date
Bank of America, N.A	100,000	July 20, 2011	90 days prior to termination date
	$560,000

    At September 30, 2010, an aggregate amount of $252.7 million (December 31, 2009: $278.4 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities and cash equivalents. At September 30, 2010, total equity securities and cash equivalents with a fair value in the aggregate of $310.4 million (December 31, 2009: $315.2 million) were pledged as security against the letters of credit issued. Each of the facilities contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Reinsurance will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2010, and December 31, 2009.

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

Gross Premiums Written by Line of Business
	Three months ended September 30, 2010		Three months ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
Property
Commercial lines	$6,052	4.0%	$3,800	5.7%	$15,468	5.0%	$12,363	6.0%
Personal lines	90,291	59.7	10,948	16.6	135,904	44.3	42,479	20.4
Total Property	96,343	63.7	14,748	22.3	151,372	49.3	54,842	26.4
Casualty
General liability	14,510	9.6	6,770	10.3	29,609	9.6	20,933	10.1
Marine liability	—	—	—	—	483	0.2	—	—
Motor liability	12,712	8.4	31,495	47.7	42,294	13.8	73,448	35.3
Motor physical damage	531	0.3	—	—	1,924	0.6	—	—
Professional liability	—	—	(47)	—	1,307	0.4	4,498	2.2
Total Casualty	27,753	18.3	38,218	58.0	75,617	24.6	98,879	47.6
Specialty
Financial	3,949	2.6	—	—	19,599	6.4	—	—
Health	14,652	9.7	10,460	15.8	48,421	15.8	37,049	17.8
Medical malpractice	—	—	—	—	(1,929)	(0.6)	1,033	0.5
Workers’ compensation	8,550	5.7	2,557	3.9	14,011	4.5	16,098	7.7
Total Specialty	27,151	18.0	13,017	19.7	80,102	26.1	54,180	26.0
	$151,247	100.0%	$65,983	100.0%	$307,091	100.0%	$207,901	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30, 2010		Three months ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
USA	$140,940	93.2%	$62,238	94.3%	$268,299	87.4%	$182,053	87.6%
Worldwide (2)	10,307	6.8	3,745	5.7	38,792	12.6	24,103	11.6
Caribbean	—	—	—	—	—	—	1,745	0.8
	$151,247	100.0%	$65,983	100.0%	$307,091	100.0%	$207,901	100.0%

            During the second quarter of 2010, the Company refined its method of presenting the lines of business and geographic area of risks insured within its one operating segment. The historical comparative balances presented above have been reclassified to conform to the current period presentation.

             "Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "we," "us," "our," "our company," "Greenlight Re," or "the Company" refer to Greenlight Capital Re, Ltd. ("GLRE") and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd. ("Greenlight Reinsurance"), Greenlight Reinsurance Ireland, Ltd. ("GRIL") and Verdant Holding Company, Ltd. ("Verdant"), unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009, and financial condition as of September 30, 2010, and December 31, 2009. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

We intend to communicate certain events that we believe may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding reinsurance or investment events that we do not believe, based on management's estimates and current information, will have a material adverse impact to our operations or financial position.

General

We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. We conduct our reinsurance operations through two licensed and regulated entities: Greenlight Reinsurance, based in the Cayman Islands, and GRIL, based in Ireland. Our goal is to build long-term shareholder value by offering select customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will provide us with favorable long-term returns on equity. In September 2010, we established GRIL, our Dublin based wholly-owned reinsurance subsidiary, to provide multi-line property and casualty reinsurance capacity to the European broker market and provide us with a platform to serve clients located in Europe.

We aim to complement our underwriting activities with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional, fixed-income investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which we take long positions in perceived undervalued securities and short positions in perceived overvalued securities.

In addition, from time to time we may seek to form long-term strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant, which, among other activities, has made and may make strategic investments in a select group of property and casualty insurers and general agents in the United States.

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

Outlook and Trends

    We believe that the rebound in the financial markets during 2009 restored the financial strength of many participants in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market, which in turn has increased competition and contributed to a delay in significant price increases for our specialty products. In addition, the lack of large natural catastrophes losses in 2009 and to date in 2010 has preserved industry capital. Further, we believe the slowdown in worldwide economic activity has decreased the overall demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed, and in some areas reversed. We believe that pricing of the property and casualty industry will be relatively flat for the near term until insurers and reinsurers begin to realize that the current price levels are not economically rational. Given that prior years' reserve redundancies throughout the industry have been reduced substantially and current interest rates are low, which limits opportunities for traditional fixed maturity investment income, we believe the industry will eventually need to increase pricing. However, we do not expect to see the effects of this until 2011 or beyond. Price increases could occur earlier if financial and credit markets experience adverse shocks and loss of capital of insurers and reinsurers or if the industry suffers significant losses from natural catastrophes.

    Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition, our expansion into the European market following the formation of GRIL, and the development of certain strategic relationships. During 2010, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy.  Attractive underwriting opportunities could increase for us if financial and credit markets report large losses while we maintain our financial strength. We continue to see potential for some consolidation in the insurance and reinsurance industry. We believe if merger and acquisition activity in the reinsurance industry increases and the number of industry participants decreases we may benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements. Finally, we believe that the implementation of Solvency II (see Part II, Item 1A. Risk Factors) between now and 2014 may increase the capital surplus requirements for some insurance companies in the European Union. Any additional capital requirements under Solvency II may create opportunities for us to develop new relationships by offering reinsurance solutions that enhance the capital position of our clients in the European Union.

    If current challenges facing the insurance industry create significant dislocations, we believe we will be well positioned to capitalize on and compete for resulting opportunities. In some markets, such as subsectors of the credit and surety markets, we believe prices are rising substantially and reinsurance capacity was withdrawn due to recent loss activity. In 2010, we entered the credit and surety markets for the first time, as we believe recent dislocations will create above average opportunities for profit over the near term. Property catastrophe retrocession pricing has remained flat during 2010. At the same time, property catastrophe reinsurance pricing has continued to soften. We believe this soft pricing is due to the increased underwriting capacity of the industry, and in the absence of large catastrophe events, could further soften the property catastrophe retrocessional market later in 2010 and into 2011. If pricing softens significantly in property catastrophe retrocessional coverage, we expect to reduce our exposures accordingly. While it is unclear what other businesses could be significantly affected by the current economic downturn, we believe that opportunities are likely to arise in a number of areas, including the following:

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

    During the first quarter of 2010, the U.S. government passed the Health Care Reform Bill – “Patient Protection and Affordable Care Act”.  In addition, in July 2010, the U.S government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. We are monitoring the impact of these Acts on our business and the industry, but it is currently too early to predict with any degree of certainty the magnitude of any impact, and whether the Acts will positively or negatively impact our business.

    We believe our investment portfolio continues to be conservatively postured in 2010, with a relatively small net long position as of September 30, 2010, as the market appears to have priced in a sustained economic recovery, which may or may not hold. Our long portfolio is, for the most part, invested in what we believe are stable, less cyclical businesses. We intend to continue to hold short positions in businesses that we believe should be fundamentally challenged, especially in a difficult economic environment. We believe that there is a risk that the financial markets will contract the multiples of higher reported earnings, which we believe have been principally supported by significant government stimulus programs and one-time temporary inventory improvements. Given the challenging macroeconomic environment and higher government deficits, we continue to hold a significant position in gold and have other macro hedges in place in the form of options on higher interest rates and some corporate and sovereign credit default swaps. We will continue to evaluate select equity investments that we believe are mispriced as the credit contraction continues to bear out.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, we reported net income of $29.0 million, as compared to $32.3 million reported for the same period in 2009. We reported underwriting income of $0.3 million for the three months ended September 30, 2010 compared to underwriting income of $4.2 million reported for the three months ended September 30, 2009. The decrease in underwriting income was attributed in large part to adverse loss development on several commercial motor liability contracts currently in run-off.

For the nine months ended September 30, 2010, we reported net income of $34.3 million, as compared to net income of $152.3 million reported for the same period in 2009. The decrease in net income is principally due to our investment portfolio reporting a net gain of $39.7 million, or a return of 4.2%, on our investment account, for the nine months ended September 30, 2010, as compared to a net investment income of $148.7 million, or a return of 24.2%, for the same period in 2009. Underwriting income reported for the nine months ended September 30, 2010, decreased by $8.2 million to $9.0 million from $17.2 million reported for the nine months ended September 30, 2009. The decrease in underwriting income was attributed in large part to adverse loss development on our commercial motor liability contracts and adverse development related to the California wildfire claims on a 2007 casualty clash contract.

During the three months ended September 30, 2010, the basic adjusted book value per share increased by $0.83 per share, or 4.3%, to $20.19 per share from $19.36 per share at June 30, 2010. During the three months ended September 30, 2010, fully diluted adjusted book value per share increased by $0.80 per share, or 4.2%, to $19.87 per share from $19.07 per share at June 30, 2010.

 During the nine months ended September 30, 2010, the basic adjusted book value per share increased by $0.95 per share, or 4.9%, to $20.19 per share from $19.24 per share at December 31, 2009. During the nine months ended September 30, 2010, fully diluted adjusted book value increased by $0.92 per share, or 4.9%, to $19.87 per share from $18.95 per share at December 31, 2009.

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

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$766,800	$735,264	$716,694	$729,238	$648,677
Less: Non-controlling interest in joint venture	(30,784)	(29,471)	(29,517)	(30,597)	(8,111)
Basic adjusted book value per share numerator	$736,016	$705,793	$687,177	$698,641	$640,566
Add: Proceeds from in-the-money options issued and outstanding	16,590	16,590	16,590	16,623	16,031
Fully diluted adjusted book value per share numerator	$752,606	$722,383	$703,767	$715,264	$656,597
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,455,784	36,451,784	36,415,902	36,318,842	36,308,842
Add: In-the-money stock options issued and outstanding	1,419,000	1,419,000	1,419,000	1,421,340	1,406,340
Fully diluted adjusted book value per share denominator	37,874,784	37,870,784	37,834,902	37,740,182	37,715,182

Basic adjusted book value per share	$20.19	$19.36	$18.87	$19.24	$17.64
Fully diluted adjusted book value per share	$19.87	$19.07	$18.60	$18.95	$17.41

Premiums Written

Details of gross premiums written are provided below:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$144,889	95.8%	$62,238	94.3%	$283,950	92.5%	$176,084	84.7%
Severity	6,358	4.2	3,745	5.7	23,141	7.5	31,817	15.3
Total	$151,247	100.0%	$65,983	100.0%	$307,091	100.0%	$207,901	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from quarter to quarter depending on the specific market opportunities that we pursue. While we analyze our underwriting operations based on frequency business and severity business, a summary of gross premiums written by line of business can be found in Note 9 to the condensed consolidated financial statements.

For the three months ended September 30, 2010, frequency premiums written increased by $82.7 million, or 132.8%, driven primarily by approximately $47.5 million of incoming unearned premiums relating to a new personal property contract entered into during the quarter. Incoming unearned premiums represent premiums for future risks on the unexpired portion of the cedant’s in-force underlying insurance policies. We do not anticipate significant incoming unearned premiums to be recurring each quarter; however, we may periodically enter into contracts that include coverage of future risks on in-force underlying policies which provide incoming unearned premiums. Incoming unearned premiums are recorded at inception of a contract and are earned over the remaining future risk coverage period. In addition to the incoming unearned premiums mentioned above, our gross written premiums for personal lines increased by $31.8 million as a direct result of the increase in personal property contracts written during 2010. We have found what we believe are attractive opportunities in the Florida homeowners’ insurance market and continue to focus on this market. We also continue to generate growth in other areas, such as employer stop loss (specialty health), workers’ compensation and general liability, which collectively contributed $17.6 million of the increase in gross written premiums during the three months ended September 30, 2010. This increase was offset by decreases in our motor liability premiums as a result of several commercial motor contracts that were put into run-off in the first quarter of 2010. Our new financial line (surety and trade credit), which we entered into during 2010, added $3.9 million of frequency written premiums for the three months ended September 30, 2010.

For the nine months ended September 30, 2010, frequency premiums written increased by $107.9 million, or 61.3%, primarily driven by several new personal property contracts written as a result of our focus on the opportunities in the Florida homeowners’ market. Frequency premiums written in our personal lines increased by $101.3 million for the nine months ended September 30, 2010, compared to the same period in 2009. Our specialty health contracts, general liability contracts, and surety and trade credit contract together contributed $38.0 million of the increase in gross written premiums during the nine months ended September 30, 2010, partially offset by decreases in our motor liability premiums as discussed in the above paragraph.

For the three months ended September 30, 2010, severity premiums written increased by $2.6 million, or 69.8%, compared to the same period in 2009 principally due to the renewal of an excess of loss commercial property contract during the period. We renewed this contract at a lower attachment point (resulting in a higher rate of premium) and increased our proportionate share (resulting in a larger premium volume), which together contributed to higher written premiums.

For the nine months ended September 30, 2010, severity premiums written decreased by $8.7 million, or 27.3%, compared to 2009 principally due to our decision to significantly reduce our participation in a property catastrophe contract and to a lesser extent due to returned premiums upon commutation of a medical malpractice contract. The decreases were partially offset by increases in severity premiums written on commercial property and surety contracts during the nine months ended September 30, 2010.

For the three months ended September 30, 2010, our ceded premiums were $3.6 million compared to $2.9 million for the same period in 2009. The slight increase in ceded premiums was principally attributed to a multi-line frequency casualty contract writing higher premiums which in turn resulted in higher premiums ceded on the corresponding retroceded contract. For the nine months ended September 30, 2010, our ceded premiums were $8.2 million compared to $10.7 million for the same period in 2009. The decrease in ceded premiums for the nine months ended September 30, 2010, is the combined result of our decision to reduce the percentage retroceded on a casualty contract upon renewal, as well as one of our ceding insurer’s decision to retain the excess layer of coverage which in turn no longer required us to obtain retrocession for this cover.

Details of net premiums written are provided below:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$141,250	95.7%	$59,493	94.3%	$275,722	92.3%	$166,262	84.3%
Severity	6,358	4.3	3,596	5.7	23,141	7.7	30,914	15.7
Total	$147,608	100.0%	$63,089	100.0%	$298,863	100.0%	$197,176	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided below:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$72,684	91.5%	$47,176	83.3%	$161,295	87.6%	$117,208	77.0%
Severity	6,717	8.5	9,481	16.7	22,823	12.4	34,989	23.0
Total	$79,401	100.0%	$56,657	100.0%	$184,118	100.0%	$152,197	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the three months ended September 30, 2010, the frequency net premiums earned increased by $25.5 million, or 54.0%, of which approximately $21.1 million of the increase was attributable to the Florida homeowners’ property contracts written during 2010. The remaining increase in earned premiums for the three months ended September 30, 2010, related to surety and trade credit, general liability, and workers’ compensation contracts, which was partially offset by a decrease in motor liability business.

For the nine months ended September 30, 2010, the frequency net premiums earned increased by $44.1 million, or 37.6%, of which approximately $32.5 million was attributable to the Florida homeowners’ property contracts. The remaining increase in earned premiums for the nine months ended September 30, 2010, related to specialty health, surety and trade credit, and general liability lines, which was partially offset by a decrease in motor liability business.

For the three months and nine months ended September 30, 2010, the decreases in our severity earned premiums compared to the same period in 2009 were partially attributable to a multi-year professional liability contract written in 2007 that expired in 2010, and partially to our decision to significantly reduce our participation in a property catastrophe contract. In addition, for the nine months ended September 30, 2010, the decrease was also a result of commuting a medical malpractice contract and a professional liability aggregate stop-loss contract. These decreases were offset by the premiums earned from our recently added specialty financial line.

     Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for losses incurred but not reported, ("IBNR"), net of actual and estimated losses recoverable. Details of losses incurred are provided below:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$49,610	98.7%	$30,517	88.1%	$110,724	96.3%	$71,226	80.6%
Severity	647	1.3	4,126	11.9	4,212	3.7	17,160	19.4
Total	$50,257	100.0%	$34,643	100.0%	$114,936	100.0%	$88,386	100.0%

For the three months ended September 30, 2010 and 2009, the loss ratios for our frequency business were 68.3% and 64.7%, respectively. The increase in the frequency loss ratio is predominantly the result of unfavorable loss development relating to several commercial motor liability contracts that are currently in run-off.

 For the three months ended September 30, 2010 and 2009, the loss ratios for our severity business were 9.6% and 43.5%, respectively. For the three months ended September 30, 2010, there were no major severity loss events reported. By comparison, during the same period in 2009, the severity losses included adverse loss development on a 2007 casualty clash contract relating to California wildfires. In addition, the severity loss ratio for three months ended September 30, 2009 included estimated losses relating to a professional liability contract that was placed into run-off during 2010, resulting in no further losses recorded on this contract during the three months ended September 30, 2010.

For the nine months ended September 30, 2010 and 2009, the loss ratios for our frequency business were 68.7% and 60.8%, respectively. The increase in frequency loss ratio is primarily due to unfavorable loss development on several commercial motor liability contracts that are currently in run-off.

The loss ratios for our severity business were 18.5% and 49.0% for the nine months ended September 30, 2010 and 2009, respectively. We expect losses incurred on our severity business to be volatile from period to period. The decrease in the loss ratio for our severity business during the nine months ended September 30, 2010 is due to a combination of the lack of any major severity loss events during 2010, the expiry of a professional liability contract during the second quarter of 2010, and the commutation of a medical malpractice contract during the first quarter of 2010. Additionally, during the nine months ended September 30, 2010, our 2007 casualty clash contract experienced additional adverse losses relating to California wildfire and as a result we have recorded a full limit loss on this contract.

Losses incurred in the three and nine months ended September 30, 2010, can be further broken down into losses paid and changes in loss reserves. Losses incurred for the three and nine months ended September 30, 2010 and 2009, were comprised of the following:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$55,189	$(770)	$54,419	$18,889	$(185)	$18,704
Change in reserves	(3,595)	(567)	(4,162)	16,081	(142)	15,939
Total	$51,594	$(1,337)	$50,257	$34,970	$(327)	$34,643

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$95,069	$(1,720)	$93,349	$36,079	$(2,868)	$33,211
Change in reserves	23,835	(2,248)	21,587	50,164	5,011	55,175
Total	$118,904	$(3,968)	$114,936	$86,243	$2,143	$88,386

The increase in gross losses paid for the three and nine months ended September 30, 2010, is principally due to the frequency underwriting portfolio continuing to mature.

For the nine months ended September 30, 2010, the net unfavorable loss development on prior period contracts amounted to $12.0 million and was primarily related to the following:

▪	Adverse loss development of $9.1 million based on data received from the client and our quarterly reserve analysis relating to 2008 and 2009 motor liability contracts, both currently in run-off;
▪
Adverse loss development of $3.4 million based on data received from the client and our quarterly reserve analysis, relating to California wildfires on a 2007 casualty clash contract, resulting in losses being reserved at the full contract limit;

▪	Adverse loss development of $3.0 million on a 2007 multi-year professional liability excess of loss contract, based on data receive from the client and our quarterly reserve analysis;
▪	Elimination of $1.9 million of reserves held on a medical malpractice contract commuted during 2010;
▪	Favorable loss development of $1.6 million in aggregate, on two catastrophe contracts based on data received from the client and our quarterly reserve analysis;
▪	Adverse loss development of $1.2 million on a 2008 professional liability excess of loss contract, based on data received from the client and our quarterly reserve analysis; and
▪	Favorable loss development of $1.1 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the client and our quarterly reserve analysis.

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

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2010		2009		2010		2009
Frequency	$27,799	96.5%	$16,193	91.1%	$57,370	95.3%	$43,809	94.0%
Severity	1,008	3.5	1,574	8.9	2,813	4.7	2,782	6.0
Total	$28,807	100.0%	$17,767	100.0%	$60,183	100.0%	$46,591	100.0%

For the nine months ended September 30, 2010 and 2009, our acquisition cost ratios were 32.7% and 30.6%, respectively.

The frequency acquisition costs for the three months ended September 30, 2010 increased by $11.6 million, or 71.7%, driven primarily by ceding commissions on a larger portfolio of personal homeowners and general liability contracts. For the three months ended September 30, 2010, the acquisition cost ratio for frequency business was 38.3% compared to 34.3% for the same period in 2009. The ceding commissions on our homeowners' insurance contracts are generally higher than our average ceding commissions on other contracts, and to the extent that our frequency portfolio contains a greater proportion of homeowners' insurance contracts, we anticipate our acquisition cost ratio for frequency business to increase.

For the nine months ended September 30, 2010, the acquisition cost ratio for frequency business was 35.6% compared to 37.4% for the corresponding 2009 period. The decrease in the acquisition cost ratio for the nine months ended September 30, 2010 is driven by a large profit commission that was accrued on a personal lines contract in 2009 whereas no additional profit commissions were accrued on this contract during 2010. In addition, the decrease in acquisition cost ratio for the nine months ended September 30, 2010 was also attributable to the elimination of a no-claims bonus accrued during 2009 on a motor liability contract. These decreases were offset by our homeowners' insurance contracts as discussed in the above paragraph.

We expect acquisition costs to be higher for frequency business than for severity business. For the three months ended September 30, 2010, the acquisition cost ratio for severity business was 15.0% compared to 16.6% for the same period in 2009.

For the nine months ended September 30, 2010, the acquisition cost ratio for severity business was 12.3% compared to 8.0% for the same period in 2009. The acquisition cost ratio for the nine months ended September 30, 2009 was unusually low due to the reversal of profit commissions that were previously accrued on an aggregate catastrophe severity contract.  During the nine months ended September 30, 2010, the acquisition cost ratio for severity business increased as a result of profit commissions accrued on a surety severity contract and a catastrophe contract due to favorable loss developments on both contracts.

     General and Administrative Expenses

For the three months ended September 30, 2010, our general and administrative expenses were $3.4 million compared to $4.1 million reported during the same period in 2009. The decrease is principally due to a reduction in the estimated bonus accrual on the deferred component of the employees’ incentive compensation plan resulting from unfavorable developments on prior underwriting years.

Our general and administrative expenses of $11.6 million for the nine months ended September 30, 2010, were lower than the $13.8 million reported for the same period in 2009 due to a reduction in the estimated bonus accrual explained above. Our general and administrative expenses for the nine months ended September 30, 2010, and 2009 include $3.1 million and $2.5 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

   Net Investment Income

A summary of our net investment income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	($ in thousands)		($ in thousands)
	2010	2009	2010	2009
Realized gains (losses) and movement in unrealized gains (losses), net	$41,983	$39,648	$55,133	$170,846
Interest, dividend and other investment income	3,636	2,997	14,449	12,725
Interest, dividend and other investment expenses	(4,806)	(3,570)	(16,010)	(11,006)
Investment advisor compensation	(6,932)	(6,447)	(13,890)	(23,898)
Net investment income	$33,881	$32,628	$39,682	$148,667

For the three months ended September 30, 2010, investment income, net of all expenses, management fees and performance compensation, resulted in a net gain of 3.6% on our investment portfolio, compared to a gain of 4.3% for the corresponding 2009 period. For the three months ended September 30, 2010, gross gains of 10.4% on our long investments were partially offset by gross losses of 5.9% on our short investments.

For the nine months ended September 30, 2010, investment income, net of all expenses, management fees and performance compensation, resulted in a net gain of 4.2% on our investment portfolio, compared to a gain of 24.2% for the corresponding 2009 period.  For the nine months ended September 30, 2010, gross gains of 9.6% on our long investments were partially offset by gross losses of 3.4% on our long investments.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. As of September 30, 2010, the loss carry forward balance was $52.9 million. Included in investment advisor compensation for the three and nine months ended September 30, 2010, was performance compensation of $3.6 million and $4.1 million, respectively.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage client accounts other than ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website, www.greenlightre.ky, on a monthly basis. Additionally, on our website we provide the names of the largest disclosed long positions in our investment portfolio as of the last trading day of each month. Subject to applicable law, DME Advisors may choose not to disclose certain positions to its other clients in order to protect its investment strategy. Therefore, our website presents the largest long positions, as reported to us by DME Advisors, that are disclosed by DME Advisors or its affiliates to their other clients.

   Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

 Verdant is incorporated in Delaware and, therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is expected to be taxed at a rate of 35%. As of September 30, 2010, included in the condensed consolidated balance sheet under other assets is a deferred tax asset of $63,249 (December 31, 2009: $68,719) resulting solely from the temporary differences in recognition of expenses for tax purposes. An accrual of $80,434 (December 31, 2009: $19,529) was recorded for current taxes payable and included in other liabilities on the condensed consolidated balance sheet as of September 30, 2010. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Verdant has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant or the Company.

GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is expected to be taxed at a rate of 12.5% on its trading income. GRIL has not taken any tax positions that are subject to significant uncertainty or that are reasonable likely to have a material impact to GRIL or the Company.

     Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	68.7%	18.5%	62.4%	60.8%	49.0%	58.1%
Acquisition cost ratio	35.6%	12.3%	32.7%	37.4%	8.0%	30.6%
Composite ratio	104.3%	30.8%	95.1%	98.2%	57.0%	88.7%
Internal expense ratio			6.3%			9.1%
Combined ratio			101.4%			97.8%

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

Financial Condition

Investments and Due to Prime Brokers

    As of September 30, 2010, our long investments reported in the condensed consolidated balance sheets increased by $106.7 million, or 12.8%, to $937.3 million. For the nine months ended September 30, 2010, our exposure to long investments increased from 85% as of December 31, 2009, to 90% as of September 30, 2010, while our exposure to short investments decreased from 65% as of December 31, 2009 to 62% as of September 30, 2010.  This exposure analysis is conducted on a notional basis and does not include cash (U.S. dollar and foreign currencies), gold, CDS, foreign exchange options or interest rate options. The increase in our long exposure was in part facilitated by utilizing unrestricted cash, and was in part facilitated by utilizing leverage. At September 30, 2010, we had an indebtedness of $22.8 million to our prime brokers. From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. For the nine months ended September 30, 2010, the increase in our invested assets, on a net basis, was the result of contributing $55.7 million of net funds from our underwriting activities and a net investment gain of $39.7 million, offset by a $26.7 million letter of credit being redeemed by a ceding insurer.

Our investment portfolio, including derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of September 30, 2010, 92.6% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of securities valued based on quoted prices in actively traded markets (Level 1), 4.6% was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.8% was comprised of securities valued based on non-observable inputs (Level 3).

 In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2010, $87.0 million of our investments were valued based on broker quotes, of which $60.3 million were based on observable market information and classified as Level 2, and $26.7 million were broker quotes based on non-observable inputs classified as Level 3.

For the nine months ended September 30, 2010, we transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and as a result we relied on broker quotes to determine its fair value. There were no other transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2010. The increase in our Level 3 investments was primarily due to private equity investments purchased during the nine months ended September 30, 2010.

Non-observable inputs used by our investment advisor include discounted cash flow models for valuing certain corporate debt instruments. In addition, other non-observable inputs include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Reinsurance Balances Receivable, Deferred Acquisition Costs, and Unearned Premiums Reserves

At September 30, 2010, reinsurance balances receivable were $147.7 million compared to $82.7 million as of December 31, 2009, an increase of $65 million, or 78.6%. The increase in the reinsurance balances receivable relates primarily to increase in premiums written including unearned premiums assumed at inception of several quota share frequency contracts. Included in reinsurance balances receivable is $26.7 million due from one of our ceding insurers which drew down a letter of credit we had issued to them. At September 30, 2010, the funds drawn under the letter of credit were being held in an interest-bearing segregated account. Interest on the account accrues to our benefit. The entire reinsurance balance receivable is considered current and collectible and therefore no provision for uncollectible balances was recorded at September 30, 2010.

At September 30, 2010, deferred acquisition costs and unearned premium reserves increased by 147.6% and 96.4%, respectively, compared to December 31, 2009. These increases were primarily driven by the increase in premiums written including unearned premiums assumed at inception of several quota share homeowners' insurance contracts written during 2010 on which we generally pay higher ceding commissions than our other frequency contracts. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of September 30, 2010, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR as well as allocated and unallocated loss expenses. These estimated ultimate reserves are based on our own actuarial estimates derived from reports received from ceding companies, industry data, and historical experience. These estimates are reviewed quarterly on a contract by contract basis and adjusted when appropriate. Since reserves are based on estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future occurrences.

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

Reserves for loss and loss adjustment expenses as of September 30, 2010, and December 31, 2009, were comprised of the following:

	September 30, 2010			December 31, 2009
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$47,609	$67,240	$114,849	$19,704	$69,166	$88,870
Severity	19,240	27,091	46,331	20,472	28,018	48,490
Total	$66,849	$94,331	$161,180	$40,176	$97,184	$137,360

The increase in loss reserves is principally due to the frequency underwriting portfolio continuing to mature, resulting in an increase in case reserves as losses are reported by our clients, and to a lesser extent due to unfavorable loss development on certain contracts as discussed above (see Losses Incurred).  For the nine months ended September 30, 2010, the decrease in IBNR on frequency contracts is the net result of increases relating to the growth in our frequency contracts, offset by a portion of the IBNR being converted into case reserves. For most of the contracts written as of September 30, 2010, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of October 29, 2010, our maximum aggregate loss exposure to any series of natural peril events was $118.8 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the sum of all the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$99,906	$118,843
Europe	57,113	57,113
Japan	69,613	69,613
Rest of the world	49,613	49,613
Maximum Aggregate	99,906	118,843

(1)	Includes the Caribbean

                Our natural peril loss exposure presented above excludes the impact of any potential recoveries from retrocessionaires or swap counterparties relating to natural peril events. We have currently entered into a weather derivative swap contract whereby upon the occurrence of certain specified earthquake events in the United States we would recover a maximum amount of $10.0 million.

Liquidity and Capital Resources

General

    We are organized as a holding company with no operations of our own. As a holding company we have minimal continuing cash needs, and most of such needs are principally related to the payment of administrative expenses. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Reinsurance and GRIL, which underwrite risks associated with our property and casualty reinsurance programs. There are restrictions on Greenlight Reinsurance’s and GRIL’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

    As of October 29, 2010, the financial strength of both Greenlight Reinsurance and GRIL was rated “A- (Excellent)” with a stable outlook by A.M. Best Company, Inc. ("A.M. Best"). These ratings reflect A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

    Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. In addition, during the nine months ended September 30, 2010, $26.7 million of our cash was used to fund a letter of credit drawn by one of our ceding insurers. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of September 30, 2010, approximately 93.7% of our investments in securities were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion, which can be readily liquidated to meet current and future liabilities. As of September 30, 2010, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading”, we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2010, we reported an overall net cash outflow of $22.0 million. We generated $17.6 million of cash from operating activities and used $885.1 million for purchases of investments and financial contracts which included $22.8 million of funds borrowed on margin from our prime brokers, and generated $860.3 million from proceeds of sale of investments and financial contracts.

As of September 30, 2010, we believe we have sufficient projected cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities, and future net investment income, including realized gains. We have no current plans to issue debt or raise capital and expect to fund our operations for the next 12 months using operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness in our attempt to access equity capital markets to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re, Ltd. is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Reinsurance and GRIL are both subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2010, Greenlight Reinsurance and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

 As of September 30, 2010, we were not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and Ireland. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

Effective July 1, 2010, we increased our Bank of America, N.A. letter of credit facility from $50.0 million to $100.0 million. As of September 30, 2010, we had three letter of credit facilities totaling $560.0 million with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of September 30, 2010, an aggregate amount of $252.7 million (December 31, 2009: $278.4 million) in letters of credit was issued from these facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities and cash equivalents. As of September 30, 2010, we had pledged an aggregate of $310.4 million (December 31, 2009: $315.2 million) of equity securities and cash equivalents as collateral for the letter of credit facilities.

 Each of the facilities contains various covenants that, in part, restrict Greenlight Reinsurance's ability to place a lien or charge on the pledged assets and further restrict Greenlight Reinsurance's ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Reinsurance will be prohibited from paying dividends to us. For the nine months ended September 30, 2010, we were in compliance with all of the covenants under each of these facilities.

Capital

As of September 30, 2010, total shareholders’ equity was $766.8 million compared to $729.2 million at December 31, 2009. This increase in total shareholders’ equity is principally due to the net income of $34.3 million reported during the nine months ended September 30, 2010.

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business, apart from the periodic indebtedness provided by our prime brokers to implement our business strategy in accordance with our investment guidelines. We currently have a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, and for other general corporate purposes. We have not made any significant commitments for capital expenditures during the nine months ended September 30, 2010.

       On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million Class A ordinary shares. At September 30, 2010, there were 1,419,295 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of September 30, 2010:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$276	$552	$552	$760	$2,140
Specialist service agreement	791	675	—	—	1,466
Private equity investments (2)	10,011				10,011
Loss and loss adjustment expense reserves (3)	73,729	56,472	24,643	6,336	161,180
	$84,807	$57,699	$25,195	$7,096	$174,797

(1)	Reflects our contractual obligations pursuant to the July 9, 2008 lease agreement as described below.

(2)
As of September 30, 2010, we had made commitments to invest a total of $23.4 million in private investments. As of September 30, 2010, we had invested $13.4 million of this amount, and our remaining commitments to these investments were $10.0 million. Given the nature of these investments, we are unable to determine with any degree of accuracy when the remaining commitment will be called. Therefore, for purposes of the above table, we have assumed that all commitments with no fixed payment schedules will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)
Due to the nature of our reinsurance operations the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

On July 9, 2008, we signed a ten year lease agreement for office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008, and ends on June 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments will be $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

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

 On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. This agreement was amended effective August 31, 2010, to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010, through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the Agreement. Pursuant to this agreement, the Company pays a monthly management fee of 0.125% on the Company’s share of the assets managed by DME Advisors and performance compensation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. As of September 30, 2010, the loss carry forward balance was $52.9 million. For the nine months ended September 30, 2010, $4.1 million was accrued relating to performance compensation for DME Advisors at the reduced rate of 10% of profits.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

• equity price risk;
• foreign currency risk;
• interest rate risk;
• credit risk;
• effects of inflation; and
• political risk.

Equity price risk.

As of September 30, 2010, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2010, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $23.6 million, or 2.6%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign currency risk.

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2010, we had $1.3 million of reported losses which would be payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2010, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2010:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Chinese Yuan	$9,068	1.0%	$(408)	0.0%
Euro	(4,779)	(0.5)	4,915	0.5
Indian Rupee	1,395	0.2	(1,395)	(0.2)
Japanese Yen	9,563	1.0	(5,062)	(0.5)
Swiss Franc	(1,262)	(0.1)	1,262	0.1
Other	(623)	(0.1)	623	0.1
Total	$13,362	1.5%	$(65)	0.0%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and should not be relied on as indicative of future results.

Interest rate risk.

Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2010:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(66)	(0.0)%	$66	0.0%
Credit default swaps	45	0.0	(45)	0.0
Interest rate options	7,057	0.8	(2,683)	(0.3)
Net exposure to interest rate risk	$7,036	0.8%	$(2,662)	(0.3)%

Credit risk.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets including notes receivable. Our notes receivable are due from parties whom we consider our strategic partners and we evaluate their financial condition and monitor our exposure to their credit risk on a regular basis.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and as updated in this quarterly report on Form 10-Q as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

   As of October 29, 2010, except as updated below, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. In addition, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

    The following updates the risk factor, “Insurance regulators in the United States or elsewhere may review our activities and claim that we are subject to that jurisdiction’s licensing requirements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

        Insurance regulations to which we are, or may become, subject, and potential changes thereto, could have a significant and negative effect on our business.

       We currently are admitted to do business in the Cayman Islands and Ireland.  Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

       More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II” which will govern the prudential regulation of insurers and reinsurers, is due to come into force in December 2012. Solvency II will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area.

       Although we do not presently expect that we will be admitted to do business in any other jurisdiction other than the Cayman Islands and Ireland (which Irish license entitles us to write reinsurance business across the European Economic Area), we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

       We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our subsidiaries are subject or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

    The following are additional risk factors to supplement the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

       Our Irish subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

    Our Irish subsidiary is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the regulations relating to reinsurance business promulgated under the European Communities Act 1972, and directions and guidelines and codes of conduct, issued by the Central Bank of Ireland. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

       Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including limitations on our writing of additional business or engaging in finance activities, supervision, suspension of our license, the appointment of an administrator to take over the running of the Irish business, or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

       We are a holding company that depends on the ability of our subsidiaries to pay dividends.

       We are a holding company and do not have any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted distributions from our subsidiaries are our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other expenses, and to pay dividends to our shareholders if we choose to do so. Some of our subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.  The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders if we choose to do so and/or meet our debt service obligations, if any.

    To the extent we look to declare dividends at subsidiaries located in other jurisdictions, we are required to comply with restrictions set forth under applicable law and regulations in such other jurisdictions. These restrictions could act in a way as to impact adversely on the Company.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2011, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2010, there were no repurchases of our Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

Item 4.    REMOVED AND RESERVED

Item 5.    OTHER INFORMATION

 None.

Item 6.    EXHIBITS

10.1	Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc.
10.2	Master Reimbursement Agreement dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc.
10.3	Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc.
10.4	Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP.
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	November 2, 2010
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	November 2, 2010