Form 10-K
period 2010-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2011-02-22
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Large accelerated filer ☐  Accelerated filer  ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2010 was $651,774,146 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 1, 2011, there were 30,200,835 Class A ordinary shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2011 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 27, 2011 are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) and include but are not limited to:

•	Our results will fluctuate from period to period and may not be indicative of our long-term prospects;

•	The property and casualty reinsurance market may be affected by cyclical trends;

•	Rating agencies may downgrade or withdraw our rating;

•	Loss of key executives could adversely impact our ability to implement our business strategy;

•	Currency fluctuations could result in exchange rate losses and negatively impact our business; and

•	We depend on DME Advisors, LP, (‘‘DME Advisors”), to implement our investment strategy.

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

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
Verdant	Verdant Holding Company, Ltd.
GRIL	Greenlight Reinsurance Ireland, Ltd.

Company Overview

Greenlight Capital Re is a holding company that was incorporated in July 2004 under the laws of Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s Class A ordinary shares and Class B ordinary shares (‘‘ordinary shares”). On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, as well as an additional $50.0 million from a private placement of Class B ordinary shares.

    We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. We conduct our reinsurance operations through two licensed and regulated entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Ireland. Our goal is to build long-term shareholder value by offering customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will provide us with favorable long-term returns on equity. In September 2010, we established GRIL, a Dublin based wholly-owned reinsurance subsidiary, to provide multi-line property and casualty reinsurance capacity to the European broker market and to further serve clients located in Europe.

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

Description of Business

    We manage our business on the basis of one operating segment; property and casualty reinsurance. In September 2008, the Cayman Islands Monetary Authority granted approval for us to engage in long term business (e.g., life insurance, long term disability, long term care, etc.) in addition to our current property and casualty reinsurance business, but to date we have not offered or written any long term products. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

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

•
we implement a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and services each reinsurance contract rather than separating underwriting and servicing duties among many employees; and

•
we compensate our management with a cash bonus structure largely dependent on our underwriting results over a multi-year period rather than on premium volume or underwriting results in any given financial accounting period.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategy of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with a third-party investment advisor that is compensated with both a fixed annual fee based on assets under management and on the positive performance of our portfolio. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2013 and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

We characterize the reinsurance risks we assume as frequency or severity and aim to balance the risks and opportunities of our underwriting activities by creating a diversified portfolio of both types of businesses, although we generally have a preference for frequency business.

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

While we intend to continue to diversify our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where capacity and alternatives are underserved or constrained;

●	seek clients with appropriate expertise in their line of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with favorable returns on equity over the life of the contract; and

●	strengthen and expand relationships with existing clients.

    The following table sets forth our gross premiums written by line of business for the years ended December 31, 2010, 2009 and 2008:

	2010			2009 (1)		2008 (1)
	($ in thousands)
Property
Commercial lines	$15,468		3.7%	$12,363	4.8%	$11,843		7.3%
Personal lines	185,216		44.7	48,183	18.6	(2,324	) (2)	(1.4)
Total Property	200,684		48.4	60,546	23.4	9,519		5.9
Casualty
General liability	42,979		10.4	28,273	10.9	15,027		9.3
Marine liability	483		0.1	—	—	—		—
Motor liability	55,278		13.3	95,335	36.9	74,708		46.0
Motor physical liability	3,712		0.9	—	—	—		—
Professional liability	8,877		2.1	4,650	1.8	5,866		3.6
Total casualty	111,329		26.8	128,258	49.6	95,601		58.9
Specialty
Financial	16,650		4.0	—	—	—		—
Health	66,649		16.1	48,955	18.9	40,501		24.9
Medical malpractice	(1,929	) (2)	(0.5)	1,033	0.4	4,350		2.7
Workers’ compensation	21,467		5.2	20,026	7.7	12,424		7.6
Total specialty	102,837		24.8	70,014	27.0	57,275		35.2
	$414,850		100.0%	$258,818	100.0%	$162,395		100.0%

(1)     During 2010, we refined our method of presenting the lines of business and geographic area of risks insured within our one operating segment. The historical comparative balances presented above have been reclassified to conform to the current period presentation.

(2)	Represents our share of gross return premiums based on updated information received from clients.

The following table sets forth our gross premiums written by the geographic area of the risk insured for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	($ in thousands)
USA	$374,330	90.2%	$233,058	90.0%	$142,604	87.8%
Worldwide (1)	32,549	7.8	24,015	9.3	18,991	11.7
Europe	7,671	1.9	—	—	—	—
Caribbean	300	0.1	1,745	0.7	800	0.5
	$414,850	100.0%	$258,818	100.0%	$162,395	100.0%

(1)    “Worldwide” comprises of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

   Additional information about our business is set forth in ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 16 to our consolidated financial statements included herein.

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

During the year ended December 31, 2010, the three largest brokers accounted for $122.6 million, $117.8 million and $87.8 million of gross premiums written, representing 29.6%, 28.4% and 21.2%, respectively, of total gross premiums written by the Company. During the year ended December 31, 2009, the three largest brokers accounted for $79.4 million, $62.3 million and $60.0 million of gross premiums written, representing 30.7%, 24.1% and 23.2%, respectively, of total gross premiums written by the Company. During the year ended December 31, 2008, the three largest brokers accounted for $50.0 million, $35.7 million and $25.6 million of gross premiums written, representing 30.8%, 22.0% and 15.7%, respectively, of total gross premiums written by the Company.

    We believe that by maintaining close relationships with brokers, we are able to obtain access to a range of potential clients that meet our criteria. We meet frequently in the Cayman Islands and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are reviewed and approved in our executive offices in the Cayman Islands or Ireland. Due to our dependence on brokers, we may assume a degree of credit risk. See ‘‘Risk Factors — The involvement of reinsurance brokers subjects us to their credit risk.’’

We believe that diversity in our sources of business helps reduce any potential adverse effects arising out of the termination of any one of our business relationships.

Underwriting and Risk Management

We have established a senior team of generalist underwriters and actuaries to operate our reinsurance business. We believe that our underwriters' experience, coupled with our approach to underwriting, allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

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

Act as Lead Underwriter

Typically, one reinsurer acts as the lead underwriter in negotiating principal policy terms and pricing of reinsurance contracts. We aim to act as that lead underwriter for the majority of the aggregate premiums that we underwrite. We believe that lead underwriting is an important factor in achieving long-term success, as lead underwriters typically have greater influence in negotiating pricing, terms and conditions. In addition, we believe that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive opportunities.

Alignment of Company and Client’s Interests

We seek to ensure each contract we underwrite aligns our interests with our client’s interests. Specifically, depending upon the opportunity we may seek to:

•	pay our clients a commission based upon a predetermined percentage of the profit we realize on the business, which we refer to as a profit commission;
•	provide that the client pays a predetermined amount of all losses before our reinsurance policy incurs a loss payment, which we refer to as self insured retentions;
•	provide that the client pays a predetermined proportion of all losses above a predetermined amount, which we refer to as co-participation; and/or
•
charge the client a premium for reinstatement of reinsurance coverage to the full amount, which we refer to as reinstatement premium, if coverage has been reduced as a result of a reinsurance loss payment.

We believe that through profit commissions, self-insured retentions, co-participation, reinstatement premiums or other terms within the contract, our clients are provided with an incentive to manage our interests. We believe that aligning our interests with our clients' interests promotes accurate reporting of information, timely settling and management of claims and limits the potential for disputes.

Integrated Underwriting Operations

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and services each reinsurance contract. We believe this method enables us to best understand the risks and likelihood of loss for any particular contract and to provide superior client service.

 Detailed Contract Diligence

We are highly selective in the contracts we choose to underwrite and spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess among other factors:

•	the client’s and industry's historical loss data;
•	the expected duration for claims to fully develop;
•	the client’s pricing and underwriting strategies;
•	the geographic areas in which the client is doing business and its market share;
•	the reputation and financial strength of the client;
•	the reputation and expertise of the broker;
•	the likelihood of establishing a long-term relationship with the client and the broker; and
•	reports provided by independent industry specialists.

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

The amount of retrocessional coverage that we purchase will vary based on numerous factors, some of which include the inherent riskiness of the portfolio of business we write and the level of our capital base. Given our opportunistic approach to underwriting, which may change the composition and inherent riskiness of our underwriting portfolio on an annual basis, it is not possible to predict the level of retrocessional coverage that we will purchase in any given year. To date, our retrocessional coverage has been primarily used as a tool to align our interests with those of our counter-parties.

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of ‘‘A− (Excellent)’’ from A.M. Best Company, Inc., or “A.M. Best”, or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, or letters of credit.  As of December 31, 2010, the aggregate amount due from reinsurers from retrocessional coverages represents 6.4% of our gross outstanding loss reserves. As of December 31, 2010, all the reinsurers of our retrocessional coverage had either a financial strength rating from A.M. Best of ‘‘A− (Excellent)’’ or better, or we held cash collateral or letters of credit in excess of the estimated losses recoverable.

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

Claims Management

We have implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and services each reinsurance contract.

Our claims management process begins upon receipt of claims submissions from our clients which the underwriter reviews for authorization prior to entry and settlement. We believe this ensures we pay claims consistently with the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from our executive officers.

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

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2010, we have letter of credit facilities with an aggregate maximum available amount of $560.0 million. As of December 31, 2010, we have issued letters of credit totaling $339.9 million to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Risk Factors — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company, which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

While we have a limited operating history, we believe that our approach to underwriting allows us to be successful in underwriting transactions against more established competitors.

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

•
to carry on its insurance business in accordance with the terms of the license application submitted to CIMA, to seek the prior approval of CIMA for any proposed change thereto, and annually to file a certificate of compliance with this requirement in the prescribed form signed by an independent auditor, or any other party approved by CIMA;

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

•
to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business in order to ensure that the Law has been complied with and that the licensee is in a sound financial position and is carrying on its business in a satisfactory manner;

•	to examine and report on the annual returns delivered to CIMA in terms of the Law; and

•	to examine and make recommendations with respect to, among other things, proposals for the revocation of licenses and cases of suspected insolvency of licensed entities.

Where CIMA believes that a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may request that the licensee cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with CIMA regulation may be punishable by a fine of up to 100,000 Cayman Islands dollars (which is approximately US$120,000), and an additional 10,000 Cayman Islands dollars (which is approximately US$12,000) for every day after conviction that the breach continues.

Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee’s fitness, CIMA may take one of a number of steps, including requiring the licensee to take steps to rectify the matter, suspending the license of the licensee, revoking the license, imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person to advise the licensee on the proper conduct of its affairs and to report to CIMA thereon, at the expense of the licensee, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as CIMA considers necessary. We have not been subject to any such actions from CIMA to date.

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re and Greenlight Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands, and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. We are further required to file a return with the Registrar of Companies in January of each year and to pay an annual registration fee at that time.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 (“Irish regulations”). GRIL is required to comply at all times with the Irish regulations and with any future conditions imposed on it by the Irish Central Bank.  In addition, GRIL is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central bank acts 1942 to 2004 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by Irish Financial Services Regulatory Authority (‘‘IFSRA”) (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. We have entered into an agreement, or the “advisory agreement”, wherein the Company, Greenlight Re, GRIL, and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets.  The advisory agreement expires on December 31, 2013 and will renew automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME notifies the other participants, of its desire to terminate the advisory agreement or any other participant notifies DME of its desire to withdraw from the advisory agreement.

Pursuant to the advisory agreement, DME Advisors has the exclusive right to manage our investments, subject to the investment guidelines adopted by our Board of Directors, for so long as the agreement is in effect. DME Advisors receives two forms of compensation:

•	a monthly payment based on an annual rate of 1.5% of the capital account balance of each participant; and

•	a performance allocation based on the positive performance change in such participant’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

    The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a participant’s (other than DME) capital account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME is not entitled to a performance allocation in a year in which the investment portfolio incurs a loss. However, DME Advisors is entitled to earn reduced incentive compensation on subsequent years to the extent it generates profits for our investment portfolio in such years. For the year ended December 31, 2008, our portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors in 2008. In addition, the performance compensation for all of 2009 and most of 2010 was reduced to 10% of net profits until all the investment losses were recouped and an additional amount equal to 150% of the investment loss was earned. As of December 31, 2010, there was no remaining loss carry forward balance and DME Advisors’ performance allocation reverted to 20% of net profits during December 2010.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but we do not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account and for DME Advisors’ own account or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., and Greenlight Masters Partners, which we collectively refer to as the Greenlight Funds.

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

Greenlight Re or GRIL may also withdraw as a participant under the advisory agreement prior to the expiration of its term at any time only ‘‘for cause,’’ which the advisory agreement defines as:

•	a material violation of applicable law relating to DME Advisors’ advisory business;

•	DME Advisors' gross negligence, willful misconduct or reckless disregard of its obligations under the advisory agreement;

•	a material breach by DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME Advisors of its obligations to return and deliver assets as we may request.

In addition, GRIL may withdraw as a participant under the advisory agreement prior to the expiration of its term due to unsatisfactory long term performance of DME Advisors, as determined solely by the Board of Directors of GRIL on each anniversary date of the advisory agreement.

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

Our Board of Directors conducts reviews of our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. We believe our investment approach, while less predictable than traditional fixed-income portfolios, complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. Our investment guidelines are designed to maintain adequate liquidity to fund our reinsurance operations and to protect against unexpected events.

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying public or private corporate equities and current-pay debt instruments, selling securities short and investing in trade claims, debt instruments of distressed issuers, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), commodities, currencies, leases, break-ups, consolidations, reorganizations and limited partnerships. As of December 31, 2010, DME Advisors was in compliance with our investment guidelines.

Investment Guidelines

The investment guidelines adopted by our Board of Directors, which may be amended or modified from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders.

As of the date hereof, the investment guidelines for Greenlight Re currently state:

•
Quality Investments: At least 80% of the assets in the investment portfolio will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development (the ‘‘OECD”), high income countries, cash, cash equivalents and gold. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

•
Concentration of Investments:  Other than cash, cash equivalents and United States government obligations, no single investment in the investment portfolio will constitute more than 20% of the portfolio.

•
Liquidity:  Assets will be invested in such fashion that Greenlight Re has a reasonable expectation that it can meet any of its liabilities as they become due. Greenlight Re will review with the investment advisor the liquidity of the portfolio on a periodic basis.

•
Monitoring:  Greenlight Re will require the investment advisor to re-evaluate each position in the investment portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on the investment portfolio to Greenlight Re or as Greenlight Re may reasonably determine.

•
Leverage:  The investment portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. The investment advisor may use, in the normal course of business, an aggregate of 20% net margin leverage for periods of less than 30 days.

The investment guidelines for GRIL are identical to Greenlight Re's except for concentration of investments, which for GRIL is as follows:

•
Concentration of Investments:  Other than cash, cash equivalents and United States government obligations, (1) no single investment in the investment portfolio will constitute more than 10% of the portfolio, (2) the 10 largest investments shall not constitute more than 50% of the total investment portfolio and (3) the investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies (or their subsidiaries).

    Investment Results

   Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements as of December 31, 2010 and 2009:

	2010		2009
	($ in thousands)
Debt instruments	$15,610	1.4%	$95,838	10.7%
Equities – listed	839,921	74.3	593,201	66.6
Private and unlisted equity securities	46,557	4.1	25,228	2.8
Call options	3,429	0.3	5,285	0.6
Put options	13,935	1.2	8,809	1.0
Futures	103	0.0	—	—
Commodities	132,466	11.7	102,239	11.5
	1,052,021	93.0	830,600	93.2
Funds and cash held with brokers	73,144	6.5	46,422	5.2
Financial contracts, net	5,955	0.5	13,917	1.6
Total long investments	$1,131,120	100.0%	$890,939	100%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements as of December 31, 2010 and 2009:

	2010		2009
	($ in thousands)
Equities – listed	$675,464	92.9%	$554,142	97.2%
Warrants and rights on listed equities	427	0.1	733	0.0
Exchange traded funds	48,709	6.7	16,000	2.8
Debt instruments	1,817	0.3	—	—
Call options	320	0.0	—	—
Total short investments	$726,737	100.0%	$570,875	100.0%

    DME Advisors also reports the composition of our managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold, credit default swaps, foreign exchange options or interest rate options. In addition, under this methodology, the exposure for total return swaps is reported at full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed and that we believe best represents the risk exposure. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price.

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2010 and 2009:

	2010		2009
	Long %	Short %	Long %	Short %
Debt instruments	1.6%	(0.2)%	10.8%	—%
Equities & related derivatives	89.9	(72.4)	71.8	(64.8)
Private and unlisted equity securities	1.3	0.0	2.6	—
Other investments	—	—	0.0	(0.1)
Total	92.8%	(72.6)%	85.2%	(64.9)%

As of December 31, 2010, our exposure to gold on a delta adjusted basis was 12.5% (2009: 17.3%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2010:

Sector	Long %	Short %	Net %
Basic Materials	7.3%	(3.3)%	4.0%
Consumer Cyclical	2.8	(11.8)	(9.0)
Consumer Non-Cyclical	1.2	(6.4)	(5.2)
Energy	10.2	(5.3)	5.0
Financial	24.6	(23.7)	0.9
Healthcare	17.5	(2.6)	14.9
Industrial	7.8	(8.1)	(0.3)
Technology	21.4	(11.2)	10.1
Utilities	0.0	(0.2)	(0.2)
Total	92.8%	(72.6)%	20.2%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2010:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	58.2%	(40.2)%	18.1%
Mid Cap Equity (≥$1 billion)	24.8	(27.6)	(2.7)
Small Cap Equity (<$1 billion)	6.9	(4.6)	2.2
Debt Instruments	1.6	(0.2)	1.4
Other Investments	1.3	0.0	1.3
Total	92.8%	(72.6)%	20.2%

Investment Returns

A summary of our consolidated net investment income (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$134,280	$232,410	$(118,667)
Interest, dividend and other income	18,969	17,038	20,879
Interest, dividend and other expenses	(22,939)	(16,886)	(18,437)
Investment advisor compensation	(26,304)	(32,701)	(9,901)
Net investment income (loss)	$104,006	$199,861	$(126,126)

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for each year since inception are as follows: (1)

Quarter	2010	2009	2008	2007	2006	2005	2004
1st	(1.9)%	4.6%	(0.9)%	(4.2)%	7.5%	2.2%	—%
2nd	2.6	13.9	4.5	6.8	2.9	5.4	—
3rd	3.6	4.3	(15.9)	(0.8)	6.2	3.0	1.3
4th	6.5	6.4	(5.3)	4.2	5.9	2.9	3.9
Full Year	11.0%	32.1%	(17.6)%	5.9%	24.4%	14.2%	5.2	% (2)

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

Employees

As of December 31, 2010, we had 17 full-time employees, 16 of whom were based in Grand Cayman and one based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Additional Information

Our website address is www.greenlightre.ky. We make available links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents we file with or furnish to the Securities and Exchange Commission (the ‘‘SEC”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

ITEM 1A. RISK FACTORS

Any of the following risk factors could materially affect our business, financial condition or results of operations. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material.  However, there may be additional risks not presently known to us or that we currently deem immaterial that may also impair our business financial position or results of operations.

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

In particular, we seek to opportunistically underwrite products and make investments to achieve favorable returns on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and corporate debt instruments is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are comprised primarily of investment grade bonds. In addition, our opportunistic nature and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we underwrite is based on many factors, including:

•	premium charges;

•	ability to obtain terms and conditions appropriate with the risk being assumed and in accordance with our underwriting guidelines;

•	the general reputation and perceived financial strength of the reinsurer;

•	relationships with reinsurance brokers;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and reputation; and

•	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

Additionally, although the members of our underwriting team have general experience across many property and casualty lines, they may not have the requisite experience or expertise to compete for all transactions that fall within our strategy of offering customized frequency and severity contracts at times and in markets where capacity and alternatives may be limited.

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company, which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

Further, our ability to compete may be harmed if insurance industry participants consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, if at all, competition for customers will become more intense, and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly and negatively affect our business or our results of operation.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See ‘‘Risk Factor — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:

•	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;

•	the diversity of development patterns among different types of reinsurance treaties; and

•	the necessary reliance on the client for information regarding claims.

On the majority of premiums we underwrite, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

The effect of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial and regulatory conditions change, unexpected issues related to claims and coverage may emerge. Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued insurance or reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. The effects of unforeseen development or substantial government intervention could adversely impact our ability to adhere to our goals.

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

Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned us a financial strength rating of ‘‘A− (Excellent),’’ which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best's ratings;

•	if unfavorable financial or market trends impact us;

•	if our actual losses significantly exceed our loss reserves;

•	if we are unable to retain our senior management and other key personnel; or

•	if our investment portfolio incurs significant losses.

If A.M. Best downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy.

Some of our reinsurance contracts provide the client with the right to terminate the agreement if our ‘‘A− (Excellent)’’ A.M. Best rating is downgraded below certain rating thresholds. We expect that similar provisions will also be included in some contracts in the future.

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

Continued increases in the supply of reinsurance may have consequences for the reinsurance industry generally and for us, including lower premium rates, increased expenses for customer acquisition and retention, less favorable policy terms and conditions and/or lower premium volume.

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

The U.S. and global economic downturns could harm our business, our liquidity and financial condition and our stock price.

Weak economic conditions may adversely affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may adversely affect our investment portfolio and our stock price.

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

We are not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area. Certain jurisdictions, including the United States, do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security measures are implemented. Consequently, certain clients will require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are customarily required to provide collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, are primarily dependent on the composition of our investment portfolio.

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

Our banks have accepted, with certain restrictions, our investment portfolio as collateral. In the event of a decline in the market value of our investment portfolio that results in a collateral shortfall, as defined in each letter of credit facility, we have the right, at our option, to reduce the outstanding obligations under the applicable letter of credit facility, to deposit additional collateral or to change the collateral composition in order to cure the shortfall. If the shortfall is not cured within the prescribed time period, an event of default will immediately occur. We will be prohibited from issuing additional letters of credit until any shortfall is cured.

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

There has also been recent consolidation in the financial industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results and financial condition could be adversely affected. It is possible that, in the future, rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. Our inability to obtain adequate capital could have a significant and negative effect on our business, financial condition and results of operations.

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

Our failure to comply with restrictive covenants contained in our current or future credit facilities could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.

Each of our credit facilities requires us and/or certain of our subsidiaries to comply with certain covenants, including restrictions on our ability to place a lien or charge on pledged assets, issue debt and in certain circumstances on the payment of dividends. Our failure to comply with these or other covenants could result in an event of default under one or more credit facilities or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition and results of operations could be significantly and negatively affected.

The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers. To lose or fail to expand all or a substantial portion of the brokered business provided through one or more of these brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

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

Additional capital may not be available on terms favorable to us, or at all. Further, any additional capital raised through the sale of equity could dilute existing ownership interest in our company and may cause the market price of our Class A ordinary shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of our Class A ordinary shares.

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

 In some of our proportional reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not expect to separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we will be largely dependent on the original underwriting decisions made by ceding companies. We will be subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not expect to separately evaluate each of the individual claims made on the underlying insurance contracts under quota share contracts. Therefore, we will be dependent on the original claims decisions made by our clients.

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

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

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

We purchase reinsurance for certain liabilities we reinsure, which we refer to as retrocessional coverage, in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

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

We are presently licensed as a reinsurer only in the Cayman Islands and the European Economic Area. The suspension or revocation of our licenses to do business as a reinsurance company in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or we became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

CIMA may take a number of actions, including suspending or revoking a reinsurance license whenever CIMA believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee's fitness.

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

 Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Greenlight Re, our Cayman Islands subsidiary is currently required to maintain a minimum net worth (as defined under the Law) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000). During 2010 the Law was amended, which is expected to become effective during 2011, and may impose additional minimum capital and solvency requirements (as may be promulgated under future reinsurance regulations) including risk based capital requirements.

Our Irish subsidiary is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central bank acts 1942 to 2004 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct, issued by IFSRA (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

    Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

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

To the extent any of our subsidiaries located in jurisdictions other than the Cayman Islands consider declaring dividends, such subsidiaries are required to comply with restrictions set forth under applicable law and regulations in such other jurisdictions. These restrictions could adversely impact the Company.

We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.

   In the United States, the Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of ‘‘primarily and predominantly’’ under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage DME Advisors as our investment advisor, unless we obtained board and shareholder approvals under the Investment Company Act. If DME Advisors were not our investment advisor, DME Advisors would liquidate our investment portfolio and we would seek to identify and retain another investment advisor with a value-oriented investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.

If at any time it were established that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, or that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.

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

    We currently are admitted to do business in the Cayman Islands and the European Economic Area.  Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II”, which will govern the prudential regulation of insurers and reinsurers, is due to come into force from January 1, 2013. Solvency II will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area.

    Although we do not presently expect that we will be admitted to do business in any other jurisdiction other than the Cayman Islands and the European Economic Area, we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as Greenlight Re and GRIL, with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

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

Complex and Changing U.S. Government Regulations Could Impact Our Business and Results of Operations.

In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), one of the most sweeping financial reforms in decades. The legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States.

Among other things, the Dodd-Frank Act created the Federal Insurance Office to be located within the U.S. Treasury department, with the authority to monitor all aspects of the insurance industry (except health insurance), and changes the regulatory framework for non-admitted insurance and reinsurance. We intend to monitor the impact of the Dodd-Frank Act on our business, but it is currently too early to predict with any certainty the magnitude of any impact, and whether the Dodd-Frank Act will positively or negatively affect our business.

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

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments. Our advisory agreement with DME Advisors terminates on December 31, 2013, unless extended, and we have limited ability to terminate the advisory agreement earlier. We cannot assure you that DME Advisors will be successful in meeting our investment objectives or that the advisory agreement with DME Advisors will be renewed. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

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

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement requires that we utilize the advisory services of DME Advisors exclusively until December 31, 2013 subject to limited termination provisions. See “Risk Factor —  The advisory agreement has limited termination provisions.”

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

None of DME Advisors or its principals, including David Einhorn, Chairman of our Board of Directors, and the president of Greenlight Capital, Inc., are obligated to devote any specific amount of time to the affairs of our company. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by DME Advisors' affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to our advisory agreement with DME Advisors, DME Advisors has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreement does not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account and for DME Advisors' own account or other accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford us any exclusivity or priority. DME Advisors' interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors' detriment, which may potentially adversely affect our investment opportunities and returns.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL's investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and the investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2010, we were invested in approximately 100 equity and debt securities and the largest five long and short positions comprised an aggregate of 27% and 18%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

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

DME Advisors may enter into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. Under adverse market conditions, DME Advisors might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

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

•	performance allocation based on the positive performance change in the investment account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

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

As of December 31, 2010, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp. and Einstein Noah Restaurant Group, both of whose securities are publicly traded, as well as Ark Real Estate Partners LP, a privately-held company. As of December 31, 2010, our portfolio included investments in each of these companies.

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

The advisory agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the advisory agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The current advisory agreement term ends on December 31, 2013 and will automatically renew for successive three-year terms unless at least 90 days prior to the end of the then current term, DME Advisors notifies us of its desire to terminate the advisory agreement, or Greenlight Re or GRIL notifies DME Advisors of their desire to withdraw from the advisory agreement. Greenlight Re or GRIL may also withdraw as participants under the advisory agreement prior to the expiration of the advisory agreement's term at any time only ‘‘for cause’’, which is defined as:

•	a material violation of applicable law relating to DME Advisors' advisory business;

•	DME Advisors' gross negligence, willful misconduct or reckless disregard of its obligations under the advisory agreement;

•	a material breach by DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME Advisors' of its obligations to return and deliver assets as we may request.

In addition, GRIL may withdraw as a participant under the advisory agreement prior to the expiration of its term due to unsatisfactory long term performance of DME, as determined solely by the Board of Directors of GRIL on each anniversary date of the Agreement.

Greenlight Re may not withdraw or terminate the advisory agreement on the basis of performance. If Greenlight Re becomes dissatisfied with the results of the investment performance of DME Advisors, we will be unable to hire new investment managers until the advisory agreement expires by its terms or is terminated for cause.

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

The regulatory environment for investment managers is evolving, and changes in the regulation of managers may adversely affect the ability of DME Advisors to obtain the leverage it might otherwise obtain or to pursue its trading strategies.  In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements.  The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.  Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

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

The recently enacted Wall Street Transparency and Accountability Act of 2010 (the “WSTAA”) will, subject to certain exceptions, (1) require swaps accepted for clearing by a derivative clearing organization (a “DCO”) or for trading through a designated contract market or swaps-execution facility to be so cleared and traded, (2) require margin for almost all swap transactions, (3) subject traders with a “substantial position” in swaps to registration and regulation requirements as a “major swap participant” or “swap dealer” and (4) impose position limits on swaps either individually or in the aggregate with respect to positions in commodity-futures contracts.  Although DME Advisors does not believe that it will have to register as a ‘‘major swap participant”, due to the WSTAA requirements the Company’s investments program may experience increased transaction costs to pay for the clearing, execution and segregation obligations associated with swap transactions.  In addition, margin requirements may increase once margin is set by DCOs, with input from regulators, which may limit DME Advisors’ ability to engage in leverage and may limit investment returns.  While most of these requirements will not be effective until July 2011, the market for swaps may begin tightening in the near future, which could have a significant and a negative impact on our financial condition and results of operations.

We may invest in securities based outside the United States which may be riskier than securities of United States issuers.

Under our investment guidelines, DME Advisors may invest in securities of issuers organized or based outside the United States. These investments may be subject to a variety of risks and other special considerations not affecting securities of U.S. issuers. Particularly within the Euro-zone, there is increasing market concern as to the potential default of the government issuers.  Should governments default on their obligations, there could be a negative impact on both the Company’s direct holdings as well as non-government issues held within the country of default. Many foreign securities markets are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many foreign securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers may be subject to less stringent financial reporting and informational disclosure standards, practices and requirements than those applicable to U.S. issuers.

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

Our Articles contain certain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for ‘‘Cause” as defined in the Articles, upon the affirmative vote of not less than 50% of our issued and outstanding Class A ordinary shares.

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more entities in the Cayman Islands, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as ‘‘schemes of arrangement”. In May 2009, the Companies Law of the Cayman Islands was amended to create a process for merger or consolidation of two or more companies that are Cayman Islands entities or where the surviving entity is a Cayman Islands company. Prior to the adoption of this new law, the ‘‘schemes or arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the new merger law made it faster and easier for companies to merge or consolidate than the ‘‘schemes of arrangement” statutory provision, the new merger law did not replace the ‘‘schemes of arrangement” provision as the new merger law only applies to a transaction in which all companies involved are Cayman Islands companies or where the surviving entity is a Cayman Islands entity. With respect to all other mergers, the ‘‘schemes of arrangement” provision continues to apply. The procedural and legal requirements necessary to consummate these transactions under the new merger law or the ‘‘schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

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

Although a merger under the new law does not require court approval, the convening of these meetings and the terms of the amalgamation under the ‘‘schemes of arrangement” must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

We are incorporated as an exempted company limited by shares under the Companies Law. A significant amount of our assets are located outside of the United States. As a result, it may be difficult for persons purchasing Class A ordinary shares to effect service of process within the United States upon us or to enforce judgments against us or judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States.

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

 As of December 31, 2010, David Einhorn owned 17.2% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro rata to holders of Class A ordinary shares according to their percentage interest in the company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income taxation.

Greenlight Capital Re and Greenlight Re are incorporated under the laws of the Cayman Islands, and GRIL is incorporated under the laws of Ireland. These entities intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on Greenlight Capital Re's, Greenlight Re's and/or GRIL’s net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service (the ‘‘IRS”), will not successfully assert that Greenlight Capital Re, Greenlight Re and/or GRIL are engaged in a trade or business within the United States.  If the IRS were to successfully assert that Greenlight Capital Re, Greenlight Re, and/or GRIL have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: Greenlight Capital Re, Greenlight Re and/or GRIL may become subject to current United States federal income taxation on its net income from sources within the United States; Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income tax on a portion of its net investment income, regardless of its source; Greenlight Capital Re, Greenlight Re, and/or GRIL may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that either of Greenlight Capital Re or Greenlight Re was a PFIC since 2007. We cannot provide assurance that either Greenlight Capital Re,  Greenlight Re or GRIL will not be a PFIC in any future taxable year.

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes ‘‘passive income’’ or (ii) 50% or more of its assets produce ‘‘passive income’’. Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. If we are unable to underwrite sufficient amount of risks, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

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

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of our Class A ordinary shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro rata share of the CFC’s ‘‘subpart F income’’, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares (including the ownership limitations described below), will generally prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding Class A ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

If investments held by GRIL are determined not to be integral to the insurance and reinsurance business carried on by GRIL, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

Based on administrative practice, taxable income derived from investments made by GRIL is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance business carried on by GRIL.  GRIL intends to operate in such a manner so that the level of investments held by GRIL does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by GRIL.  If, however, investment income earned by GRIL exceeds these thresholds or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

The impact of the initiative of the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands.

The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Whilst the Cayman Islands is currently on the list of jurisdictions that have substantially implemented the internationally agreed tax standard, we are not able to predict if additional requirements will be imposed and if so whether changes arising from such additional requirements will subject us to additional taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

On July 9, 2008, we entered into an operating lease agreement for new office space in Grand Cayman, Cayman Islands which expires on June 30, 2018. We occupied the new office space in August 2009. Previously, we leased and occupied office space in Grand Cayman under an operating lease that was terminated effective March 23, 2010.  We believe that for the foreseeable future the new office space will be sufficient for conducting our operations in the Cayman Islands. GRIL is currently in the process of leasing office space in Dublin which we believe will be sufficient for conducting its operations in Ireland for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. REMOVED AND RESERVED

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

	2010		2009
	High	Low	High	Low
First Quarter	$27.17	$22.10	$17.26	$11.32
Second Quarter	$27.40	$21.56	$18.34	$14.09
Third Quarter	$27.16	$21.92	$19.45	$16.51
Fourth Quarter	$29.96	$25.08	$25.20	$18.24

Holders

As of February 1, 2011, the number of holders of record of our Class A ordinary shares was approximately 31, not including beneficial owners of shares registered in nominee or street name who represent approximately 96% of the Class A ordinary shares issued and outstanding.

Dividends

Since inception, we have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, ordinary shares.

We currently do not intend to declare and pay dividends on our ordinary shares. However, if we decide to pay dividends, we cannot assure you sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2010, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2010 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    The Company’s Board of Directors have adopted a share repurchase plan authorizing the Company to purchase up to 2.0 million Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions. The plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No repurchases of our Class A ordinary shares were made during the three months ended December 31, 2010. As of December 31, 2010, 1,771,100 Class A ordinary shares remained authorized for repurchase under the plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006, as well as our selected consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007, and 2006, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share and share amounts)
Summary Consolidated Statement of Income Data
Gross premiums written	$414,850	$258,818	$162,395	$127,131	$74,151
Net premiums earned	287,701	214,680	114,949	98,047	26,605
Net investment income (loss)	104,006	199,861	(126,126)	27,642	58,509
Loss and loss adjustment expenses incurred, net	177,018	119,045	55,485	39,507	9,671
Acquisition costs, net	102,645	69,232	41,649	38,939	10,415
General and administrative expenses	16,187	18,994	13,756	11,918	9,063
Net income (loss)	$90,642	$209,545	$(120,904)	$35,325	$56,999
Earnings (Loss) Per Share Data (1)
Basic	$2.49	$5.78	$(3.36)	$1.16	$2.67
Diluted	2.44	5.71	(3.36)	1.14	2.66
Weighted average number of ordinary shares used in the determination of
Basic	36,420,719	36,230,501	35,970,479	30,405,007	21,366,140
Diluted	37,224,173	36,723,552	35,970,479	30,866,016	21,457,443
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	61.5%	55.4%	48.3%	40.3%	36.4%
Acquisition cost ratio (3)	35.7%	32.3%	36.2%	39.7%	39.1%
Internal expense ratio (4)	5.6%	8.8%	12.0%	12.2%	34.1%
Combined ratio (5)	102.8%	96.5%	96.5%	92.2%	109.6%

	As of December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data:
Total investments	$1,052,021	$830,600	$493,966	$590,536	$243,522
Cash and cash equivalents	45,540	31,717	94,144	64,192	82,704
Restricted cash and cash equivalents	977,293	590,871	248,330	371,607	154,720
Total assets	2,338,002	1,634,380	958,005	1,094,145	518,608
Securities sold, not yet purchased	726,737	570,875	234,301	332,706	124,044
Due to prime brokers	273,071	—	—	—	—
Loss and loss adjustment expense reserves	186,467	137,360	81,425	42,377	4,977
Unearned premium reserves	234,983	118,899	88,926	59,298	47,546
Total liabilities	1,498,841	905,142	466,565	488,563	206,441
Total shareholders' equity	839,161	729,238	491,440	605,582	312,167

Adjusted book value (6)	793,403	698,641	485,382	605,582	312,167
Diluted adjusted book value (7)	809,993	715,264	500,108	623,460	329,631
Ordinary shares outstanding:
Basic	36,455,784	36,318,842	36,036,685	36,102,736	21,557,228
Diluted (8)	37,874,784	37,740,182	37,357,685	37,631,736	23,094,900
Per Share Data:
Basic adjusted book value per share (9)	$21.76	$19.24	$13.47	$16.77	$14.48
Fully diluted adjusted book value per share (10)	21.39	18.95	13.39	16.57	14.27

    Certain prior year balances have been reclassified to the current year presentation. The reclassifications resulted in no changes to net income (loss) or retained earnings for any of the years presented above.

(1)           Basic earnings per share is calculated by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Diluted earnings per share is calculated by taking into account the effects of exercising all dilutive stock options. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share. Unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”) are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, the participating securities are excluded from both basic and diluted loss per share.

(2)	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.

(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.

(4)	The internal expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and the internal expense ratio.

(6)	Adjusted book value equals total shareholders’ equity minus non-controlling interest in joint venture with DME Advisors.

(7)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.

(8)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options issued and outstanding at year end.

(9)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.

(10)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008 and financial condition as of December 31, 2010 and 2009. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

General

We are a Cayman Islands headquartered global specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, that we believe will provide favorable long-term returns on equity.

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

Frequency business is characterized by contracts containing a potentially large number of smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength, service and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. We also expect that over time the profit margins and return on equity for our frequency business will be lower than those of our severity business.

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

Premiums from reinsurance on property and casualty business assumed are directly related to the number, type and pricing of contracts we write. For financial reporting purposes, we earn premiums over the contract period in proportion to the period of risk covered.

Income from our investments is primarily comprised of interest income, dividends, net realized gains and losses, and changes in unrealized gains and losses on investment securities. We also derive interest income from money market funds and notes receivable.

    In addition, we may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services provided by Verdant and penalty fees relating to early terminations of contracts.

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

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in ‘‘Risk Factors’’, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of our significant accounting policies as well as recently issued accounting standards is included in Note 2 to the consolidated financial statements.

 Premium Revenues and Risk Transfer. Our property and casualty reinsurance premiums are recorded as premiums written based upon contract terms and information received from ceding companies and their brokers. For excess of loss reinsurance contracts, premiums are typically stated as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is typically based on an estimate of subject premiums expected to be written by the client during the contract term. Generally, the minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known.

For each quota share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using our best estimates and then adjust our estimates based on actual reports provided by our client and based on our expectations of the industry developments. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota share contracts than for excess of loss contracts. All premiums are earned on a pro rata basis over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, together with historical and industry data, we use to estimate what we believe will be the ultimate premium payable pursuant to each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us on a monthly or quarterly basis (depending on the terms of the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the amount of premiums that are written for stub periods that have not yet been reported. For example, for December year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have filed our financial statements. Typically, premium estimates are only used for unreported stub periods, which accounts for a small percentage of our reported premiums written. We believe that estimating premiums written for these stub periods is standard reinsurance industry practice.

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

    Investments. Our investments in debt and equity securities that are classified as “trading securities” are carried at fair value in accordance with U.S. GAAP. The fair values of the listed equity and debt investments are derived based on the last reported price on the balance sheet date as reported by a recognized exchange. The fair values of private debt instruments are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable.

    The fair values of our investments in commodities are based on the commodity’s last reported price on the balance sheet date as reported by a recognized commodities exchange. Our other investments in private and unlisted equity securities, limited partnerships and  futures, are all carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor. Our exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For OTC options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values.

    For securities classified as “trading securities” and “other investments”, any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the consolidated statements of income.

    Financial contracts which include total return swaps, credit default swaps and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Fair values on total return swaps are based on the underlying security’s fair value which are obtained from closing prices on a recognized exchange (for equity or commodity swaps), or from market makers or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes taking into account credit spreads on identical contracts. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves. Our loss and loss adjustment expense reserves are comprised of:

•	case reserves resulting from claims notified to us by our clients;
•	incurred but not reported (“IBNR”) losses; and
•	estimated loss adjustment expenses.

Case reserves are provided by our clients, and IBNR losses are estimated each reporting period based on a contract by contract review of all data available to us for each individual contract.  Each of our reinsurance contracts is unique and the methods and estimates we use vary depending on the facts and circumstances of each contract. The resulting total loss reserves, including IBNR, are the sum of each loss reserve estimated on a contract by contract basis.

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR. These estimated ultimate reserves are based on our own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are periodically reviewed and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and periodically adjusted. All adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

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

For most of the contracts we write, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

For all non-natural peril business, we initially reserve every individual contract to the expected loss and loss expense ratio that we calculated when we originally priced the business. In our pricing analysis, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare historic reserving data that we receive from our client, if any, to publicly available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the received data. We require each of our clients to provide loss information for each reporting period, which, depending on the contract, could be monthly or quarterly. The loss information required depends on the terms and conditions of each contract and may include many years of history. Depending on the type of business underwritten, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We may also receive information by class or subclass of business. If we do not receive reserving data from a client, we rely on industry data, as well as the judgment and experience of our underwriters and actuaries.

We rely more on client and industry data than our own data to identify unusual trends requiring changes in reserve estimates. Each reinsurance contract is different and the degree to which we rely on client data versus our own data varies greatly from contract to contract. The extent to which we rely on client data for reserve setting purposes depends upon the availability of historical loss data from the client and our judgment as to how reliable we believe the client’s historic loss performance is compared to its current book of business. We may from time to time supplement client data with industry and competitor information where we deem appropriate. Where available, we also receive relevant actuarial reports from the client. We supplement this information with subjective information on each client, which may include management biographies, competitor information, meetings with the client and supplementary industry research and data.

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

Because of the uncertainties that surround our estimates of loss and loss adjustment expense reserves, we cannot be certain that ultimate loss and loss adjustment expense payments will not exceed our estimates, or be less than our estimates. If our estimated reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of our capital. Similarly, if our estimated reserves are excessive, we would decrease loss reserves in such period in which the excesses are identified. By way of illustration, since we started underwriting operations in 2006, the reserve re-estimation process has resulted in the following effect on the prior year reserves and net income during each of the years ended December 31:

Calendar Year	Effect on prior year reserves	Effect on net income
($ in thousands)
2010	$8,678 increase	$8,678 decrease
2009	$7,597 decrease	$7,597 increase
2008	$11,988 decrease	$11,988 increase
2007	$1,077 decrease	$1,077 increase

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

Acquisition Costs. We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the related period of risk covered. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate experience of the contracts. The methodology for calculating profit commissions are specific to the individual contracts and vary from contract to contract. Typically profit commissions are calculated and accrued based on the expected loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Bonus Accruals. Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until the final quantitative bonus is calculated and paid two years from the end of the fiscal year in which the business was underwritten. The expected RODE calculation utilizes proprietary models which requires significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

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

Outlook and Trends

 We believe that the rebound in the financial markets during 2009 and 2010 resulted in restored financial positions in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market, which in turn has resulted in a delay in significant price increases for our specialty products. In addition, the lack of large catastrophes in 2009 and 2010 has increased industry capital. Further, we believe the slowdown in worldwide economic activity has decreased the overall demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed and in some areas reversed. We believe that pricing of the property and casualty industry will be relatively flat for the near term until insurers and reinsurers begin to realize that the current price levels are not economically rational. Given that prior years' reserve redundancies have been reduced substantially and current interest rates are low, which limits opportunities for traditional reinsurers that principally invest in fixed maturity investments, we believe the industry will eventually need to increase pricing. However, we do not expect to see the effects of this until 2012 or beyond. Price increases could occur earlier if financial and credit markets experience additional adverse shocks and loss of capital of insurers and reinsurers, or if there is one or more major catastrophic events. One exception to this general trend of flat to downward pricing is the Florida homeowners’ insurance market which has been experiencing significant rate increases and, in accordance with our strategy, we have increased our portfolio in this market.

 Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition and the development of certain strategic relationships. In addition, there are a number of insurers and reinsurers that continue to suffer from capacity issues even after the rebound of the financial markets during 2009 and 2010. We have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. These opportunities could increase for us if financial and credit markets report large losses while we maintain our financial strength. We have seen some additional consolidation in the industry in 2010. We believe if merger and acquisition activity in the reinsurance industry increases and the number of industry participants decreases we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

    Property catastrophe retrocession pricing started to decline in January 2011. At the same time, property catastrophe reinsurance pricing softened by an estimated 5% to 10% versus January 2010. We believe this soft pricing is due to the increased underwriting capacity of the industry, and in accordance with our strategy, we have begun to reduce our property catastrophe retrocession portfolio. While it is unclear what other businesses could be significantly affected by the current economic downturn, we believe that opportunities are likely to arise in a number of areas, including the following:

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

   We believe our investment portfolio was conservatively positioned in 2010, with a net long position of 20.2% as of December 31, 2010, as the market appears to have priced in a sustained economic recovery, which may or may not hold.  2010 was a challenging environment for our core long-short strategy, particularly considering our defensive posture.  For the first time in several years, momentum-driven speculation drove the market.  Nonetheless, we generated a satisfactory result as our longs signifcantly outperformed the market, our shorts modestly underperformed the market, and our macro hedges, most notably gold, generated additional profits.  We believe that 2011 will be challenging, with continued uncertainty and geopolitical and economic headwinds globally.  Fiscal and monetary government stimulus continue to drive the U.S. equity markets' upward ascent, with further quantitative easing and accomodative tax policies.  However, we believe the stimulus is causing inflationary pressures as seen by increases in commodity prices, particularly oil and food, which may have adverse consequences to the economic recovery and the value of the U.S. dollar.  Given the challenging macroeconomic environment and higher government deficits, we continue to hold a significant position in gold and have other macro hedges in place in the form of options on higher interest rates, foreign exchange rates, and corporate and sovereign credit default swaps.

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

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

For the year ended December 31, 2010, we reported a net income of $90.6 million as compared to net income of $209.5 million for the year ended December 31, 2009. The net income reported in 2010 principally related to a net investment income of $104.0 million. Our investment portfolio reported a gain of 11.0% for the year ended December 31, 2010 compared to a gain of 32.1% for the year ended December 31, 2009. The underwriting income before general and administrative expenses for the year ended December 31, 2010 decreased by 69.7% to $8.0 million compared to $26.4 million for the year ended December 31, 2009.

For the year ended December 31, 2009, we reported net income of $209.5 million compared to a net loss of $120.9 million for the year ended December 31, 2008. The net income reported in 2009 principally related to a net investment income of $199.9 million. Our investment portfolio reported a gain of 32.1% for the year ended December 31, 2009 compared to a loss of 17.6% for the year ended December 31, 2008. The underwriting income before general and administrative expenses for the year ended December 31, 2009 increased 48.3% to $26.4 million compared to $17.8 million for the year ended December 31, 2008. In addition, we generated other income of $4.5 million for the year ended December 31, 2009 (2008: $0) relating to penalty fees upon early termination of a reinsurance contract, net gains on deposit accounted contracts and advisory fees earned by Verdant.

    Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During the year ended December 31, 2010, the fully diluted adjusted book value per share increased by $2.44 per share, or 12.9%, to $21.39 per share from $18.95 per share at December 31, 2009. For the year ended December 31, 2009, the fully diluted adjusted book value per share increased by $5.56 per share, or 41.5%, to $18.95 per share from $13.39 per share at December 31, 2008.

    For the year ended December 31, 2010, the basic adjusted book value per share increased by $2.52 per share, or 13.1%, to $21.76 per share from $19.24 per share at December 31, 2009. For the year ended December 31, 2009, the basic adjusted book value per share increased by $5.77 per share, or 42.8%, to $19.24 per share from $13.47 per share at December 31, 2008.

Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in joint venture from total shareholders' equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	December 31, 2010	December 31, 2009	December 31, 2008
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$839,161	$729,238	$491,440
Less: Non-controlling interest in joint venture	(45,758)	(30,597)	(6,058)
Basic adjusted book value per share numerator	$793,403	$698,641	$485,382
Add: Proceeds from in-the-money options issued and outstanding	16,590	16,623	14,726
Fully diluted adjusted book value per share numerator	$809,993	$715,264	$500,108

Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,455,784	36,318,842	36,036,685
Add: In-the-money stock options issued and outstanding	1,419,000	1,421,340	1,321,000
Fully diluted adjusted book value per share denominator	37,874,784	37,740,182	37,357,685

Basic adjusted book value per share	$21.76	$19.24	$13.47
Fully diluted adjusted book value per share	$21.39	$18.95	$13.39

Premiums Written

Details of gross premiums written for the years ended December 31, are provided in the following table:

	2010		2009		2008
	($ in thousands)
Frequency	$391,932	94.5%	$226,949	87.7%	$134,012	82.5%
Severity	22,918	5.5	31,869	12.3	28,383	17.5
Total	$414,850	100.0%	$258,818	100%	$162,395	100.0%

We expect our annual reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business will vary from year to year depending on the specific market opportunities that we pursue. For the year ended December 31, 2010, the premiums written relating to frequency business increased by $165.0 million, or 72.7%, from the year ended December 31, 2009. The increase reflects the continuing development of our underwriting activities which resulted in a number of new and renewing frequency contracts written during the year ended December 31, 2010. The largest increase in frequency premiums written related to several new multi-year homeowners’ personal lines contracts entered into during 2010 which accounted for 87.7% of the increase. The Florida homeowners’ insurance market was a key area of our underwriting focus during 2010. We continued to generate growth in most of our other lines of business, such as health, general liability, and professional liability which contributed 10.7%, 8.8%, and 4.7%, respectively, to the increase in frequency premiums written for the year ended December 31, 2010. The growth in health, general liability, and professional liability lines was achieved through a combination of renewals and new relationships created during 2010. In addition, during 2010, we entered into financial line (surety and trade credit) which contributed 9.3% to the increase in premiums. These increases were partially offset by a decrease in our motor liability premiums of $40.1 million, as some of our commercial motor contracts were placed into run-off during 2010.

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

For the year ended December 31, 2010, the premiums written relating to severity contracts decreased by $9.0 million, or 28.1%, from the year ended December 31, 2009. The decrease was principally due to our decision to reduce our participation in a property catastrophe contract which accounted for $8.3 million of the decrease.  In addition, we did not renew a professional liability stop-loss contract during 2010, and also returned premiums upon commutation of a medical malpractice contract, which together contributed $6.2 million to the decrease in premiums written for the year ended December 31, 2010. The decrease was offset partially by $6.0 million of new severity premiums generated from opportunities we found during 2010, including a multi-line excess of loss catastrophe contract and a financial surety contract.

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

    We entered into retrocessional contracts with ceded premiums of $12.0 million, $13.3 million and $16.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in ceded premiums for the year ended December 31, 2010, is the combined result of our decision to reduce the percentage retroceded on a casualty contract upon renewal, as well as one of our ceding insurer’s decision to directly retrocede an excess layer of coverage upon renewal in 2010, whereas we had purchased retrocession for this layer during 2009. The decrease was partially offset by higher premiums on a multi-line frequency casualty contract which in turn resulted in higher premiums ceded on the corresponding quota share retroceded contract.

The decrease in ceded premiums for the year ended December 31, 2009, is the net result of a health contract and its corresponding retroceded contract expiring in 2009, offset by a new general liability retroceded contract entered into during the year ended December 31, 2009.

Details of net premiums written for the years ended December 31, are provided in the following table:

	2010		2009		2008
	($ in thousands)
Frequency	$379,921	94.3%	$213,673	87.0%	$117,616	80.6%
Severity	22,918	5.7	31,869	13.0	28,383	19.4
Total	$402,839	100.0%	$245,542	100.0%	$145,999	100.0%

Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned for the years ended December 31, are provided in the following table:

	2010		2009		2008
	($ in thousands)
Frequency	$258,877	90.0%	$169,530	79.0%	$81,133	70.6%
Severity	28,824	10.0	45,150	21.0	33,816	29.4
Total	$287,701	100.0%	$214,680	100.0%	$114,949	100.0%

    Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.  For the year ended December 31, 2010, the increase in frequency earned premiums of  $89.3 million, or 52.7%, reflects the additional quota share contracts written throughout the 2010 year. The increase primarily related to the new Florida homeowners’ property insurance contracts written during 2010 which accounted for $65.2 million of the increase. The remaining increase in earned premiums related to growth in existing general liability and health contracts, which together accounting for $40.0 million of the increase, and to a lesser extent from new relationships formed during 2010 in other lines such as financial (surety and trade credit), and professional indemnity which together accounted for $9.8 million of the increase. The increase in frequency earned premiums was partially offset by a $25.7 million decrease relating to motor liability contracts that were placed into run-off during 2010. For the year ended December 31, 2010, severity earned premiums decreased $16.3 million or 36.2% compared to the 2009 year. The decrease was principally due to our decision to significantly reduce our participation in a property catastrophe contract during 2010. In addition, to lesser extent the decrease was a result of a multi-year professional liability contract written in 2007 that expired in 2010 without being renewed; and a result of commuting two contracts, one relating to medical malpractice and another relating to professional liability aggregate stop-loss. These decreases were offset by the premiums earned from our recently added financial line.

For the year ended December 31, 2009, the increase in frequency earned premiums of 109.0% reflected the additional quota share contracts written throughout the 2009 year. The increase primarily related to motor liability lines which accounted for 46.3% of the increase, followed by health, general liability, workers' compensation and personal lines accounting for 17.7%, 13.2%, 12.7% and 8.1% of the increase, respectively.  For the year ended December 31, 2009, severity earned premiums increased 33.5% compared to the 2008 year. Commercial, medical malpractice and general liability lines accounted for 42.5%, 35.8%, and 30.2% of the increase, respectively, with an offsetting decrease in professional liability lines.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of losses incurred for the years ended December 31, are provided in the following table:

	2010		2009		2008
	($ in thousands)
Frequency	$178,242	100.7%	$95,934	80.6%	$36,013	64.9%
Severity	(1,224)	(0.7)	23,111	19.4	19,472	35.1
Total	$177,018	100.0%	$119,045	100.0%	$55,485	100.0%

Total losses incurred on frequency contracts continued to increase as a result of increases in premiums earned as well as unfavorable loss development relating to our commercial motor liability contracts that were placed into run-off in 2010.  Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. The loss ratios of our frequency business were 68.9%, 56.6% and 44.4% for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, the increase in frequency loss ratio was principally due to adverse losses on motor liability contracts.

For the year ended December 31, 2009 total losses incurred on frequency contracts increased as a result of increases in premiums earned. For the year ended December 31, 2009 the increase in frequency loss ratio was principally due to the increase in earned premiums on certain lines of business that typically have higher loss ratios. Specifically, the increase in premiums earned on our motor liability and health lines contributed to the majority of the increase in the frequency loss ratio.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were (4.3)%, 51.2%, and 57.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The negative severity loss ratio for the year ended December 31, 2010 was primarily due to the absence of any major catastrophe losses and to a lesser extent due to net favorable loss development on prior year severity contracts amounting to $6.0 million. Prior year contracts with favorable development included a multi-year excess of loss professional liability contract, an excess of loss catastrophe contract, and a medical malpractice contract that was commuted during 2010 resulting in the reversal of severity loss reserves. Meanwhile, the largest severity losses incurred during 2010 related to adverse development of the 2008 California wildfires on a 2007 casualty clash contract, which increased our severity loss reserves by $3.4 million.

The decrease in the severity loss ratio for the year ended December 31, 2009 was due to a medical malpractice contract that was terminated early with no losses. Offsetting this were losses reported during 2009 on an aggregate catastrophe excess of loss contract and an additional loss reported to us during 2009 on a 2007 casualty clash contract.

Losses incurred can be further broken down into losses paid and changes in loss reserves. Losses incurred for the years ended December 31, 2010, 2009 and 2008 were comprised as follows:

	2010			2009			2008
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$135,767	$(3,169)	$132,598	$62,070	$(3,329)	$58,741	$29,791	$(8,440)	$21,351
Change in reserves	49,126	(4,706)	44,420	55,911	4,393	60,304	39,075	(4,941)	34,134
Total losses incurred	$184,893	$(7,875)	$177,018	$117,981	$1,064	$119,045	$68,866	(13,381)	$55,485

For the year ended December 31, 2010, the losses incurred included $8.7 million related to net adverse loss development on reserves relating to prior years.

During the year ended December 31, 2010, the loss development on prior year contracts primarily related to the following:

•
Adverse loss development of $15.4 million based on data received from the client and our reserve analysis relating to 2008 and 2009 motor liability contracts, both with the same client and currently in run-off. The loss data we received from the client during 2010 indicated higher than expected paid and incurred losses.  During 2010, based on review of the client’s actual loss data and as part of our quarterly reserve analysis we increased our loss reserves accordingly;

•
Adverse loss development of $3.4 million based on data received from the client and our quarterly reserve analysis, relating to California wildfires on a 2007 casualty clash contract, resulting in losses being reserved at the full contract limit;

•	Adverse loss development of $0.7 million on a 2008 professional liability excess of loss contract, based on data received from the client and our quarterly reserve analysis;

•	Adverse loss development of $0.6 million on a 2007 quota share motor contract, based on data received from the client and our quarterly reserve analysis;

•	Favorable loss development of $4.1 million on a multi-year professional liability excess of loss contract, based on data received from the client and our quarterly reserve analysis;

•	Elimination of $1.9 million of reserves held on a medical malpractice contract commuted during 2010;

•	Favorable loss development of $1.8 million in aggregate, on two catastrophe contracts based on data received from the clients and our quarterly reserve analysis;

•	Favorable loss development of $1.4 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the client and our quarterly reserve analysis;

•	Favorable loss development of $1.3 million in aggregate, on specialty health contracts relating to 2007 and 2008 years, based on data received from the client and our quarterly reserve analysis;

•	Favorable loss development of $0.6 million on a 2008 clash contract, based on loss data received from the client and our quarterly reserve analysis; and

•	Favorable loss development of $0.4 million on a 2008 multi-line frequency quota share contract, net of retrocession, based on loss data received from the client and our quarterly reserve analysis.

For the year ended December 31, 2009, the losses incurred included $7.6 million related to net favorable loss development on prior year contracts. During the year ended December 31, 2009, the loss development on prior year contracts primarily related to the following:

• Favorable loss development of $8.0 million on a 2006 Florida personal lines contract. We review loss reserves based upon the most recent available information. In general, initially on a contract, loss reserves are estimated based on historic or modeled information. These reserve estimates are adjusted, up or down, as the actual loss experience is realized. Our loss reserves on this contract were adjusted quarterly as new information was presented by our client and we reported these adjustments quarterly. The client reports incurred losses on this contract to us on a quarterly basis. The reserves we book are based on a combination of data received from the client as well as historic and industry data. During each quarter of 2009, the client reported favorable development of claims data resulting from lower than expected paid and incurred losses which impacted our own reserve analysis and correspondingly caused us to reduce our reserves by approximately $8.0 million during the year ended December 31, 2009;

• Favorable loss development of $1.5 million on a 2008 motor liability contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our own quarterly reserve analysis;

• Favorable loss development of $0.7 million on a 2008 severity medical malpractice contract based on our quarterly reserve analysis;

• Favorable loss development of $0.7 million on a 2008 workers' compensation contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well our own quarterly reserve analysis;

• Eliminating $1.0 million of reserves, held on two casualty clash contracts which were commuted during the year ended December 31, 2009, without any reported losses;

• Adverse loss development of $3.4 million on a 2007 casualty clash contract resulting from claims relating to California wildfires; and

• Adverse loss development of $1.1 million on a 2007 health contract based on our quarterly reserve analysis.

For the year ended December 31, 2010, the increase in ceded reserves of $4.7 million was partially related to a retroceded 2010 multi-line stop-loss contract, which had a larger ceded reserve recorded due to the underlying contract’s loss ratio breaching the loss corridor limit. The increase in ceded reserves was also partially related to a 2009 retroceded multi-line frequency casualty contract, which was impacted by an increase in earned premiums (and as a result, loss reserves) on a corresponding quota share inward contract.  For the year ended December 31, 2009, the decrease in ceded reserves of $4.4 million was primarily due to favorable loss development on an inward contract and the reduction in reserves recoverable on the corresponding retroceded contract.

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

	2010		2009		2008
	($ in thousands)
Frequency	$95,052	92.6%	$65,497	94.6%	$37,989	91.2%
Severity	7,593	7.4	3,735	5.4	3,660	8.8
Total	$102,645	100.0%	$69,232	100.0%	$41,649	100.0%

Increased acquisition costs for the year ended December 31, 2010 compared to the same period for 2009 are consistent with the increases in premiums written and earned. For the years ended December 31, 2010, 2009 and 2008 the acquisition cost ratios for frequency business were 36.7%, 38.6% and 46.8%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 26.3%, 8.3% and 10.8% for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, the decrease in the frequency acquisition cost ratio was principally due to no further profit commissions expensed on a Florida homeowners' personal lines contract which commuted during 2010. This decrease was partially offset by the ceding commissions on the new Florida homeowners’ personal lines contracts which are generally higher than the commissions on our other lines of business.

For the year ended December 31, 2010, the increase in severity acquisition cost and the severity acquisition cost ratio was primarily due to profit commissions recorded on a multi-year professional liability excess of loss contract due to favorable loss development during 2010. To a lesser extent, the increase was attributed to profit commissions on our new financial line and on a catastrophe contract which had favorable loss development during 2010.

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

General and Administrative Expenses

    Our general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 were $16.2 million, $19.0 million and $13.8 million, respectively. For the year ended December 31, 2010, the decrease in general and administrative expenses primarily related to a reduction in employee bonus accruals which resulted from adverse loss development negatively impacting the underwriting income, as well as due to a decrease in investment income accrued on the deferred bonus compensation relating to the 2008 and 2009 underwriting years, which is payable to the employees during 2011 and 2012, respectively. The decrease was partially offset by an increase in salaries and benefits expenses resulting from the addition of new staff during 2010.

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

General and administrative expenses for the years ended December 31, 2010, 2009 and 2008 include $4.1 million, $3.4 million and $3.0 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

    Net Investment Income (Loss)

A summary of net investment income (loss) for the years ended December 31, is as follows:

	2010	2009	2008
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$134,280	$232,410	$(118,667)
Interest, dividend and other income	18,969	17,038	20,879
Interest, dividend and other expenses	(22,939)	(16,886)	(18,437)
Investment advisor compensation	(26,304)	(32,701)	(9,901)
Net investment income (loss)	$104,006	$199,861	$(126,126)

Investment income, net of all fees and expenses, resulted in a gain of 11.0% on our investment portfolio for the year ended December 31, 2010. This compares to a gain of 32.1% and a loss of 17.6% reported for the years ended December 31, 2009 and 2008, respectively. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

 For the year ended December 31, 2010, included in investment advisor compensation was $13.4 million (2009: $10.8 million) relating to management fees paid to DME Advisors and $12.9 million (2009: $21.9 million) relating to performance allocation in accordance with the loss carry forward provision of the advisory agreement with DME Advisors. Given the net investment loss for the year ended December 31, 2008, no performance allocation was made to DME Advisors in 2008. In addition, based on the advisory agreement, the performance allocation for the subsequent years was reduced to 10% until all the investment losses from 2008 had been recouped and an additional amount equal to 150% of the investment loss was earned. As of December 31, 2010, the loss carry forward balance was nil and the performance allocation rate reverted to 20% during December 2010.

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

    Income Taxes

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

GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is expected to be taxed at a rate of 12.5% on its taxable trading income.

For the year ended December 31, 2010, a deferred tax asset of $79,018 (2009: $68,719) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the consolidated balance sheets. At December 31, 2010, an accrual for current taxes payable of $333,865 (2009: $19,529) was recorded in other liabilities on the consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Neither Verdant nor GRIL have taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant, GRIL or the Company.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	($ in thousands)
Current tax expense	$(406)	$(20)	$—
Deferred tax benefit	10	69	—
Income tax (expense) benefit	$(396)	$49	$—

    Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the years ended December 31, 2010, 2009 and 2008, we reported the following ratios:

	2010			2009			2008
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	68.9%	(4.3)%	61.5%	56.6%	51.2%	55.4%	44.4%	57.7%	48.3%
Acquisition cost ratio	36.7%	26.3%	35.7%	38.6%	8.3%	32.3%	46.8%	10.8%	36.2%
Composite ratio	105.6%	21.1%	97.2%	95.2%	59.5%	87.7%	91.2%	68.5%	84.5%
Internal expense ratio			5.6%			8.8%			12.0%
Combined ratio			102.8%			96.5%			96.5%

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

Financial Condition

Investments and Due to Prime Brokers

Investments reported on our consolidated balance sheet as of December 31, 2010 were $1,052.0 million compared to $830.6 million as of December 31, 2009, an increase of $221.4 million, or 26.6%. The increase in investments was due to an investment gain of 11.0% for the year ended December 31, 2010, and cash flows from our underwriting operations used to purchase investments. For the year ended December 31, 2010, our exposure to long investments increased from 85% as of December 31, 2009, to 93% as of December 31, 2010, while our exposure to short investments increased from 65% as of December 31, 2009 to 73% as of December 31, 2010.  This exposure analysis is conducted on a notional basis and does not include cash (U.S. dollar and foreign currencies), gold, CDS, foreign exchange options or interest rate options. The increase in our long exposure was in part facilitated by utilizing unrestricted cash, and was in part facilitated by utilizing leverage. From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. At December 31, 2010, we had borrowed $54.4 million from our prime brokers in order to purchase investment securities and $218.7 million under a term margin agreement from a prime broker to provide collateral for our letters of credit outstanding.

 For the year ended December 31, 2010, the increase in our invested assets, on a net basis, was the result of net contributions of $69.5 million from our underwriting activities and a net investment gain of $104.0 million.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of December 31, 2010, 92.7% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 4.8% comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.5% was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor generally requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2010, $98.6 million of our investments were valued based on broker quotes, of which $72.1 million were based on observable market information and classified as Level 2, and $26.5 million were based on non-observable inputs and classified as Level 3.

For the year ended December 31, 2010, we transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and as a result we relied on broker quotes to determine the fair value. There were no other transfers between Level 1, Level 2 or Level 3 fair value measurements during the year ended December 31, 2010. The increase in our Level 3 investments was primarily due to private equity investments purchased during the year.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

Restricted cash totaled $977.3 million as of December 31, 2010 compared to $590.9 million as of December 31, 2009, an increase of 65.4%. The increase in restricted cash was principally attributed to providing collateral against the letters of credit outstanding. Under a term margin agreement and an amended letter of credit facility agreement, which became effective during the fourth quarter of 2010, we pledge certain investment securities to borrow cash from the prime broker and place the cash in a custodial account in our name. The cash in the custodial account is used to provide collateral for letters of credit issued under this agreement. As a result, restricted cash at December 31, 2010, included $218.7 million (2009: nil) of cash collateral relating to letters of credit issued. In addition, the increase in restricted cash as of December 31, 2010, was also due to the increase in our short securities of $155.8 million for which additional cash and cash equivalents were pledged as collateral.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

    At December 31, 2010, reinsurance balances receivable were $109.6  million compared to $82.7 million as of December 31, 2009, an increase of $26.9 million, or 32.5%. The increase in the reinsurance balances receivable relates primarily to increases in premiums written on several quota share frequency contracts. The entire reinsurance balance receivable is considered current and collectible and therefore no provision for uncollectible balances was recorded at December 31, 2010.

    At December 31, 2010, deferred acquisition costs and unearned premium reserves increased by 154.0% and 97.6%, respectively, compared to December 31, 2009. These increases were primarily driven by the increase in premiums written including unearned premiums assumed at inception of several quota share homeowners' insurance contracts written during 2010 on which we generally pay higher ceding commissions than our other frequency contracts. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2010, we believe the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves

    Reserves for loss and loss adjustment expenses as of December 31, 2010 and 2009 were comprised of the following:

	December 31, 2010			December 31, 2009
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$59,216	$87,504	$146,720	$19,704	$69,166	$88,870
Severity	18,114	21,633	39,747	20,472	28,018	48,490
Total	$77,330	$109,137	$186,467	$40,176	$97,184	$137,360

The increase in loss reserves is principally due to the frequency underwriting portfolio continuing to mature, resulting in an increase in case reserves as losses are reported by our clients, and to a lesser extent due to unfavorable loss development on certain contracts as discussed above (see Losses Incurred). For most of the contracts written as of December 31, 2010, our risk exposure is limited by defined limits of liability on these contracts. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of February 1, 2011, our maximum aggregate loss exposure to any series of natural peril events was $93.8 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$69,498	$93,843
Europe	32,113	32,113
Japan	44,613	44,613
Rest of the world	29,613	29,513
Maximum aggregate	69,498	93,843

(1)	Includes the Caribbean

Our natural peril loss exposure presented above excludes the impact of any potential recoveries from retrocessionaires or swap counter parties relating to natural peril events. We have currently entered into a weather derivative swap contract whereby upon the occurrence of certain specified earthquake events in the United States we would recover a maximum amount of $10.0 million.

Shareholders’ Equity

Our shareholders’ equity increased to $839.2 million as of December 31, 2010 from $729.2 million as of December 31, 2009, an increase of 15.1%. The increase is principally attributable to the increase in retained earnings from net income of $90.6 million for the year ended December 31, 2010. In addition, the non-controlling interest in joint venture increased by $15.2 million primarily as a result of DME Advisors retaining its performance allocation of $12.9 million for the year ended December 31, 2010 in its joint venture account.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. As a holding company, we have minimal continuing cash needs, and most of such needs are principally related to the payment of administrative expenses. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL which underwrite risks associated with our property and casualty reinsurance programs. There are restrictions on Greenlight Re’s and GRIL’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of December 31, 2010, the financial strength of both Greenlight Re and GRIL was rated “A- (Excellent)” with a stable outlook by A.M. Best. This rating reflects A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations, and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of December 31, 2010, approximately 93.4% of our investments were comprised of publicly traded equity securities, actively traded debt instruments and gold bullion, which can all be readily liquidated to meet current and future liabilities. As of December 31, 2010, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading”, we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our consolidated statements of income for each reporting period.

For the year ended December 31, 2010, we generated $38.5 million in cash from operations principally as a result of increased underwriting activities including several new Florida homeowners’ insurance contracts, which generated  significant cash in the form of incoming unearned premiums. Incoming unearned premiums represent premiums for future risks on the unexpired portion of the cedant’s in-force underlying insurance policies. We do not anticipate significant incoming unearned premiums to be recurring; however we may periodically enter into contracts that include coverage of future risks on in-force underlying policies which provide incoming unearned premiums. Incoming unearned premiums are recorded at inception of a contract and are earned over the remaining future risk coverage period. We used $24.7 million of cash for investing activities which is net of $54.4 million of margin borrowing from prime brokers for investing purposes. We generated no significant cash from financing activities during the year ended December 31, 2010. For the year ended December 31, 2009, we generated $50.0 million in cash from operations mainly as a result of increased underwriting activities, used $111.3 million for purchase of investments, and generated $0.3 million from financing activities mainly relating to exercised stock options.

As of December 31, 2010, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are both subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2010, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

 Greenlight Re and GRIL are currently not licensed or admitted as reinsurers in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

    Effective June 17, 2010 we increased our Butterfield Bank (Cayman) Limited letter of credit facility from $25.0 million to $60.0 million. In addition, effective July 1, 2010, we increased our Bank of America, N.A. letter of credit facility from $50.0 million to $100.0 million. As of December 31, 2010, we had three letter of credit facilities totaling $560.0 million with various financial institutions. See Note 15 of the accompanying condensed consolidated financial statements for details on each of these facilities. In addition, effective February 3, 2011, we entered into a letter of credit facility agreement with JPMorgan Chase Bank, N.A. for $50.0 million which increased our total letter of credit facilities to $610.0 million as of the date of this filing. As of December 31, 2010, an aggregate amount of $339.9 million (December 31, 2009: $278.4 million) in letters of credit was issued from these facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. As of December 31, 2010, we had pledged an aggregate of $349.6 million (December 31, 2009: $315.2 million) of equity securities, restricted cash, and cash equivalents as collateral for the letters of credit issued.

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

 Once letters of credit are issued to our clients, the minimum amount of assets that we pledge to our letter of credit providers depends upon the requirements stated in the specific letter of credit facility agreement. The amount of pledged assets required depends on the specific investment instrument that we transfer to the pledge account. The amount of credit that is given on the pledged assets depends on the type of instrument and the exchange on which that instrument is traded.  For example, under the terms of the letter of credit facility with Butterfield Bank (Cayman) Limited, if we pledge an equity security that is traded on the New York Stock Exchange, we receive a fixed percentage credit for the market value of such a security. If the market value of these securities were to decline, we would be obligated to pledge additional assets. Conversely if the market value of these securities increased we would be entitled to withdraw any excess pledged assets from the account if we so choose. The ultimate amount of pledged assets posted is simply the value of securities held in a designated pledge account, which may be greater than the minimum required.

 Each of the facilities contains various covenants that, in part, restrict Greenlight Re's ability to place a lien or charge on the pledged assets and further restrict Greenlight Re’s ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to Greenlight Capital Re. For the year ended December 31, 2010, the Company was in compliance with all of the covenants under each of these facilities.

Capital

 Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. We filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, in order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes. We did not make any significant commitments for capital expenditures during the period ending December 31, 2010.

 The Board has adopted a share repurchase plan authorizing management to repurchase up to 2.0 million Class A ordinary shares. We may from time to time repurchase shares to optimize our capital structure. Shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2012, does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2010, we had repurchased 228,900 shares under the share repurchase plan.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. At December 31, 2010, there were 1,419,295 Class A ordinary shares available for future issuance.

Both our reinsurance subsidiaries, Greenlight Re and GRIL, have been assigned a financial strength rating of ‘‘A− (Excellent)’’ by A.M. Best. This rating reflects the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our rating may be revised or revoked at the sole discretion of the rating agency.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2010:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating leases obligations (1)	$276	$552	$552	$690	$2,070
Specialist service agreement	694	550	—	—	1,244
Private equity investments (2)	14,129	—	—	—	14,129
Loss and loss adjustment expense reserves (3)	79,515	66,975	32,520	7,457	186,467
Total	$94,614	$68,077	$33,072	$8,147	$203,910

(1)	Reflects our contractual obligations pursuant to the July 9, 2008 lease agreement as described below.

(2)
As of December 31, 2010 we have made total commitments of $29.0 million in private investments, of which we have invested $14.9 million, and our remaining commitments to these investments total $14.1 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy on when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)
Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

    On July 9, 2008, we signed a ten year lease agreement for office space in the Cayman Islands with the option to renew for an additional five year term. The lease term was effective from July 1, 2008 and ends on June 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments are $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payments are included in the above table under operating lease obligations and in Note 15 to the accompanying consolidated financial statements.

    We have entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years to ensure any contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 15 to the accompanying consolidated financial statements.

    On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. This agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013 with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to this agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and a performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. As of December 31, 2010, the loss carry forward balance was reduced to nil and the performance allocation rate returned to 20%.  For the year ended December 31, 2010, $9.4 million of the performance compensation was calculated using the reduced rate of 10% and $3.5 million was calculated using the full rate of 20%.

    In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The agreement had an initial term of one year, and continues for sequential one year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

Equity Price Risk.

As of December 31, 2010, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2010, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $18.0 million, or 1.8%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk.

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2010, we had $1.3 million of reported losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2010, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2010:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(2,646)	(0.3)%	$2,646	0.3%
Chinese Yuan	6,616	0.6	(249)	(0.0)
Euro Dollar	4,062	0.4	797	0.1
Indian Rupee	1,265	0.1	(1,265)	(0.1)
Japanese Yen	7,795	0.8	(4,751)	(0.5)
Norwegian Krone	(1,156)	(0.1)	1,156	0.1
Other	(72)	(0.0)	72	0.0
Total	$15,864	1.5%	$(1,594)	(0.1)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

Interest Rate Risk.

Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the converse is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase and decrease in interest rates would have on the value of our investment portfolio as of December 31, 2010:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$(52)	(0.0)%	$52	0.0%
Credit default swaps	151	0.0	(151)	(0.0)
Interest rate options	17,745	1.9	(7,677)	(0.8)
Net exposure to interest rate risk	$17,844	1.9%	$(7,776)	(0.8)%

    Credit Risk.

    We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets including notes receivable. Our notes receivable are due from parties whom we consider our strategic partners and we evaluate their financial condition and monitor our exposure to them on a regular basis.

In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. We closely and regularly monitor our concentration of credit risk with each prime broker and if necessary, transfer cash or securities between prime brokers to diversify and mitigate our credit risk. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

Effects of Inflation.

We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

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

Changes in Internal Control Over Financial Reporting

 There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

10.30	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed May 4, 2010)
10.31
Amended and restated letter of credit agreement executed June 17, 2010 between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited (incorporated by reference to Exhibit 10.3 on the Company’s Form 10-Q filed August 2, 2010)

10.32
Amended letter of credit agreement executed June 14, 2010 between Greenlight Reinsurance, Ltd. and Bank of America, N.A (incorporated by reference to Exhibit 10.2 on the Company’s Form 10-Q filed August 2, 2010)

10.33	Letter of understanding dated June 10, 2010 between Greenlight Reinsurance, Ltd. and Citibank, N.A (incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed August 2, 2010)
10.34
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 2, 2010)

10.35
Master Reimbursement Agreement dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 on the Company’s Form 10-Q filed November 2, 2010)

10.36
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 on the Company’s Form 10-Q filed November 2, 2010)

10.37
Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP (incorporated by reference to Exhibit 10.4 on the Company’s Form 10-Q filed November 2, 2010)

10.38	Letter of Credit Agreement effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A.
12.1	Ratio of earnings to fixed charges and preferred share dividends
21.1	Subsidiaries of the registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Leonard Goldberg
Leonard Goldberg Chief Executive Officer
Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director & Chief Executive Officer (principal executive officer)
Date: February 22, 2011	Date: February 22, 2011
/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
Date: February 22, 2011	Date: February 22, 2011
/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
Date: February 22, 2011	Date: February 22, 2011
/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
Date: February 22, 2011	Date: February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘‘Item 9A, Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 22, 2011

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2010	2009
Assets
Investments
Debt instruments, trading, at fair value	$15,610	$95,838
Equity securities, trading, at fair value	839,921	593,201
Other investments, at fair value	196,490	141,561
Total investments	1,052,021	830,600
Cash and cash equivalents	45,540	31,717
Restricted cash and cash equivalents	977,293	590,871
Financial contracts receivable, at fair value	28,701	30,117
Reinsurance balances receivable	109,567	82,748
Loss and loss adjustment expenses recoverable	11,976	7,270
Deferred acquisition costs, net	87,389	34,401
Unearned premiums ceded	7,424	6,478
Notes receivable	14,205	15,424
Other assets	3,886	4,754
Total assets	$2,338,002	$1,634,380
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$726,737	$570,875
Financial contracts payable, at fair value	22,746	16,200
Due to prime brokers	273,071	—
Loss and loss adjustment expense reserves	186,467	137,360
Unearned premium reserves	234,983	118,899
Reinsurance balances payable	20,164	34,301
Funds withheld	22,887	14,711
Other liabilities	11,786	12,796
Total liabilities	1,498,841	905,142
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,200,835 (2009: 30,063,893): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2009: 6,254,949)	3,646	3,632
Additional paid-in capital	485,555	481,449
Non-controlling interest in joint venture	45,758	30,597
Retained earnings	304,202	213,560
Total shareholders’ equity	839,161	729,238
Total liabilities and shareholders’ equity	$2,338,002	$1,634,380

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2010, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2010	2009	2008
Revenues
Gross premiums written	$414,850	$258,818	$162,395
Gross premiums ceded	(12,011)	(13,276)	(16,396)
Net premiums written	402,839	245,542	145,999
Change in net unearned premium reserves	(115,138)	(30,862)	(31,050)
Net premiums earned	287,701	214,680	114,949
Net investment income (loss)	104,006	199,861	(126,126)
Other income (expense), net	(1,079)	4,538	—
Total revenues	390,628	419,079	(11,177)
Expenses
Loss and loss adjustment expenses incurred, net	177,018	119,045	55,485
Acquisition costs, net	102,645	69,232	41,649
General and administrative expenses	16,187	18,994	13,756
Total expenses	295,850	207,271	110,890
Net income (loss) before non-controlling interest and income tax expense	94,778	211,808	(122,067)
Non-controlling interest in (income) loss of joint venture	(3,740)	(2,312)	1,163
Net income (loss) before income tax expense	91,038	209,496	(120,904)
Income tax (expense) benefit	(396)	49	—
Net income (loss)	$90,642	$209,545	$(120,904)
Earnings (loss) per share
Basic	$2.49	$5.78	$(3.36)
Diluted	2.44	5.71	(3.36)
Weighted average number of ordinary shares used in the determination of:
Basic	36,420,719	36,230,501	35,970,479
Diluted	37,224,173	36,723,552	35,970,479

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2010	2009	2008
Ordinary share capital
Balance – beginning of year	$3,632	$3,604	$3,610
Issue of Class A ordinary share capital, net of forfeitures	14	28	17
Repurchase of Class A ordinary shares	—	—	(23)
Balance – end of year	$3,646	$3,632	$3,604
Additional paid-in capital
Balance – beginning of year	$481,449	$477,571	$476,861
Issue of Class A ordinary share capital	18	716	9
Repurchase of Class A ordinary shares	—	—	(2,311)
Share-based compensation expense, net of forfeitures	4,088	3,410	3,000
Options repurchased	—	(248)	—
Short-swing sale profit from shareholder	—	—	12
Balance – end of year	$485,555	$481,449	$477,571
Non-controlling interest
Balance – beginning of year	$30,597	$6,058	$—
Non-controlling interest contribution in joint venture	11,421	22,227	7,221
Non-controlling interest in income (loss) of joint venture	3,740	2,312	(1,163)
Balance – end of year	$45,758	$30,597	$6,058
Retained earnings
Balance – beginning of year	$213,560	$4,207	$125,111
Net income (loss)	90,642	209,545	(120,904)
Options repurchased	—	(192)	—
Balance – end of year	$304,202	$213,560	$4,207
Total shareholders’ equity	$839,161	$729,238	$491,440

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	2010	2009	2008
Cash provided by (used in)
Operating activities
Net income (loss)	$90,642	$209,545	$(120,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized gains and losses on investments and financial contracts	(48,154)	(192,319)	151,064
Net realized gains on investments and financial contracts	(79,088)	(38,512)	(8,923)
Foreign exchange gains on restricted cash and cash equivalents	(6,397)	(1,580)	(23,474)
Non-controlling interest in income (loss) of joint venture	3,740	2,312	(1,163)
Share-based compensation expense	4,088	3,410	3,000
Depreciation expense	225	117	40
Net change in
Reinsurance balances receivable	(26,819)	(23,175)	(15,717)
Loss and loss adjustment expenses recoverable	(4,706)	4,392	(4,941)
Deferred acquisition costs, net	(52,988)	(16,772)	(10,327)
Unearned premiums ceded	(946)	889	1,377
Other assets	643	(1,247)	(1,221)
Loss and loss adjustment expense reserves	49,107	55,935	39,048
Unearned premium reserves	116,084	29,973	29,628
Reinsurance balances payable	(14,137)	(377)	15,538
Funds withheld	8,176	10,845	(3,676)
Other liabilities	(1,010)	6,567	3,360
Performance compensation payable to related party	—	—	(6,885)
Net cash provided by operating activities	38,460	50,003	45,824
Investing activities
Purchases of investments and financial contracts	(1,067,595)	(1,226,298)	(1,570,683)
Sales of investments and financial contracts	1,137,240	1,447,431	1,404,904
Change in due to prime brokers	273,071	—	—
Change in restricted cash and cash equivalents, net	(380,025)	(340,961)	146,751
Change in notes receivable, net	1,219	(13,655)	(1,769)
Non-controlling interest contribution in joint venture	11,421	22,227	7,221
Fixed assets additions	—	(1,478)	—
Net cash used in investing activities	(24,669)	(112,734)	(13,576)
Financing activities
Net proceeds from share issue	—	28	17
Options repurchased	—	(440)	—
Net proceeds from exercise of stock options	32	716	9
Repurchase of Class A ordinary shares	—	—	(2,334)
Short-swing sale profit from shareholder	—	—	12
Net cash provided by (used in) financing activities	32	304	(2,296)
Net (decrease) increase in cash and cash equivalents	$13,823	(62,427)	29,952
Cash and cash equivalents at beginning of the year	31,717	94,144	64,192
Cash and cash equivalents at end of the year	$45,540	$31,717	$94,144
Supplementary information
Interest paid in cash	$10,944	$5,629	$8,992
Interest received in cash	13,888	6,350	6,528
Income tax paid in cash	92	—	—

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009 and 2008

1.   DESCRIPTION OF BUSINESS

Greenlight Capital Re, Ltd. (‘‘GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class ‘‘B” insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. (‘‘Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During September 2010, GLRE established a new Dublin based reinsurance entity, Greenlight Reinsurance Ireland, Ltd. (“GRIL”), a wholly owned subsidiary of GLRE. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with a platform to serve clients located in Europe.

    The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE”.

As used herein, the ‘‘Company” refers collectively to GLRE and its subsidiaries.

2.   SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The significant accounting policies adopted by the Company are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL and Verdant. All significant intercompany transactions and balances have been eliminated on consolidation.

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

The Company writes excess of loss contracts as well as quota share contracts. The Company estimates the ultimate premiums for the entire contract period. These estimates are based on information received from the ceding companies and estimates from actuarial pricing models used by the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota share contracts, the premiums are recorded as written based on cession statements from cedents which typically are received monthly or quarterly depending on terms specified in each contract. For any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume is obtained. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred subject to ultimate recoverability and amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2010 and 2009, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2010, $6.2 million (2009: $27.4 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2010, $4.8 million (2009: $6.8 million and 2008: $13.3 million) of profit commission expenses were included in acquisition costs, on the consolidated statements of income.

Funds Withheld

Funds withheld include reinsurance balances retained from retrocessionaires as security for a period of time in accordance with the contract terms. Any interest expense that the Company incurs during the period these funds are withheld, are included under net investment income in the consolidated statements of income .

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company periodically on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss and loss adjustment expenses recoverable include the amounts due from retrocessionaires for paid and unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance expenses recoverable when recovery is no longer probable.

Notes Receivable

 Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. At December 31, 2010 and 2009, all notes receivable were considered current and performing. For the year ended December 31, 2010, the notes earned interest at annual interest rates ranging from 6% to 10% and had maturity terms ranging from approximately 4 years to 8 years. Included in the notes receivable balance was accrued interest of $1.4 million at December 31, 2010 (December 31, 2009: $0.7 million), of which $1.3 million (December 31, 2009: $0.6 million) related to interest accrued on a note receivable which contractually requires any principal or interest payments to be approved in advance by the Florida Office of Insurance Regulation. This note receivable matures in December 2018 and based on management’s assessment, the accrued interest and principal are expected to be fully collectible and therefore no provision for uncollectible interest was deemed necessary at December 31, 2010. Interest income earned on notes receivable is included under net investment income in the consolidated statements of income.

Deposit Assets and Liabilities

 The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2010, included in the consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $3.9 million and $1.0 million of deposit assets and deposit liabilities (2009: $2.1 million and $0.8 million), respectively. For the year ended December 31, 2010, included in other income (expense), net were $1.2 million relating to losses on deposit accounted contracts (2009: $0.6 million), and $0 relating to gains on deposit accounted contracts (2009: $1.5 million).

Fixed Assets

 Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term.

At December 31, 2010, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(180)	$20
Furniture and fixtures	261	(74)	187
Leasehold improvements	1,217	(188)	1,029
Total	$1,678	$(442)	$1,236

At December 31, 2009, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(140)	$60
Furniture and fixtures	261	(22)	239
Leasehold improvements	1,217	(55)	1,162
Total	$1,678	$(217)	$1,461

 The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2010 and 2009, there were no impairments in fixed assets.

Financial Instruments

Investments in Securities and Investments in Securities Sold, Not Yet Purchased

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

For securities classified as “trading securities”, and “other investments”, any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost and amortized cost, as appropriate) and included in net investment income in the consolidated statements of income.

Dividend income and expense are recorded on the ex-dividend date. The ex-dividend date is the date as of when the underlying security must have been traded to be eligible for the dividend declared. Interest income and interest expense are recorded on an accrual basis.

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are generally included in investments in securities or financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable or investments in securities sold, not yet purchased. The Company's derivatives do not qualify as hedges for financial reporting purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps (“CDS”), and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement of the contract.

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

The Company purchases and sells CDS for the purposes of either managing its exposure to certain investments, or for other strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to pay the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

Share-Based Compensation

The Company has established a stock incentive plan for directors, employees and consultants. In addition, the Company granted share purchase options in 2004 to a service provider in exchange for services received (see Note 10).

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the option, ten years, as the estimated term of the option, and has assumed that dividends will not be paid.

If actual results differ significantly from these estimates and assumptions, particularly in relation to the Company’s estimation of volatility which requires the most judgment due to the Company’s limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Service provider share purchase options are expensed in the consolidated statements of income when services are rendered. For share purchase options issued under the employee stock incentive plan, compensation cost is calculated and expensed over the vesting periods on a graded vesting basis (see Note 10).

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

Other Assets

Other assets consist primarily of investment income receivable, prepaid expenses, fixed assets and deferred tax assets.

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals.  At December 31, 2010, other liabilities included accrued bonus of $7.8 million (2009: $8.9 million). Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until the final quantitative bonus is calculated and paid two years from the end of the fiscal year in which the business was underwritten. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period they are determined.

Also included in other liabilities are accruals for income taxes payable, professional fees and other general expenses.

Non-controlling Interest

Non-controlling interest in joint venture on the consolidated balance sheets represents DME Advisors LP’s (‘‘DME Advisors”) share of assets in the joint venture whereby DME Advisors manages jointly held assets as disclosed in Note 14. DME Advisors’ share of investment income or loss is included in the consolidated statements of income as non-controlling interest in income or loss of joint venture.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of income.

Earnings (Loss) Per Share

 Basic earnings (loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share. U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share. Therefore, for the year ended December 31, 2008, unvested restricted stock were excluded from the weighted average shares outstanding.

	2010	2009	2008
Weighted average shares outstanding	36,420,719	36,230,501	35,970,479
Effect of dilutive service provider share-based awards	182,559	131,163	—
Effect of dilutive employee and director share-based awards	620,895	361,888	—
	37,224,173	36,723,552	35,970,479

Anti-dilutive stock options outstanding	240,000	210,000	1,608,340

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

Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. Neither Verdant nor GRIL has not taken any tax position that is subject to significant uncertainty or that is reasonably likely to have a material impact to Verdant, GRIL, or the Company.

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

Recently Issued Accounting Standards

    In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. ASU 2010-26 is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively upon adoption, although retrospective application is permitted. The Company is reviewing ASU 2010-26; however, the effects of implementing ASU 2010-26 are not expected to have a material impact on the Company’s results of operations or financial position.

    In June 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires a reporting entity to provide a greater level of disaggregated information about credit quality of its financing receivables and its allowance for credit losses. A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the reporting entity’s balance sheet and includes loans, long term trade accounts receivable, credit card receivables, notes receivable and lease receivables. For public companies, certain disclosures required by ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010, while other disclosure requirements contained in ASU 2010-20 are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required disclosures as required under ASU 2010-20, in its annual report on Form 10-K for the year ended December 31, 2010, and intends on providing the additional required disclosures, if applicable, in its quarterly report on Form 10-Q for the period ended March 31, 2011 and thereafter.

    In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. As a result of adoption of ASU 2010-06, the Company started providing the required disclosures in its quarterly reports on Form 10-Q for periods beginning after December 31, 2009. The additional disclosures required under ASU 2010-06 for fiscal years beginning after December 15, 2010, will be included by the Company in its Form 10-Q for the period ending March 31, 2011.

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

 The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to the value of financial contracts receivable and assets held at counterparties. The Company mitigates its counterparty credit risk by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty.  In addition, the Company is exposed to credit risk on corporate debt instruments to the extent that the debtors may default on their debt instruments.

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2010 were $79.1 million (2009: $38.5 million, 2008: $8.9 million). Gross realized gains were $207.0 million (2009: $215.7 million, 2008: $271.3 million) and gross realized losses were $127.9 million (2009: $177.2 million, 2008: $262.4 million). For the year ended December 31, 2010, included in net investment income in the consolidated statements of income were $48.6 million of net gains (2009: $190.0 million of net gains, 2008: $145.6 million of net losses) relating to trading securities still held at the balance sheet date.

As of December 31, 2010, cash and investments with a fair value of $349.6 million (2009: $315.2 million) have been pledged as security against letters of credit issued.

As of December 31, 2010, the Company’s investment in gold and gold derivatives was the only investment in excess of 10% of shareholders’ equity, with a fair value of $113.2 million, or 13.5% of shareholders' equity. As of December 31, 2009, the Company’s investment in gold and gold derivatives was the only investment in excess of 10% of shareholders’ equity, with a fair value of $107.3 million, or 14.7% of shareholders' equity.

Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2010:

	Fair Value Measurements as of December 31, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Listed equity securities	$839,921	$—	$—	$839,921
Commodities	132,466	—	—	132,466
Debt instruments	—	12,365	3,245	15,610
Private and unlisted equity securities	—	3,610	42,947	46,557
Call options	—	3,429	—	3,429
Put options	—	13,935	—	13,935
Futures	103	—	—	103
Financial contracts receivable	—	28,487	214	28,701
	$972,490	$61,826	$46,406	$1,080,722
Liabilities:
Listed equity securities, sold not yet purchased	$(724,600)	$—	$—	$(724,600)
Debt instruments, sold not yet purchased	—	(1,817)	—	(1,817)
Call options	—	(320)	—	(320)
Financial contracts payable	—	(22,746)	—	(22,746)
	$(724,600)	$(24,883)	$—	$(749,483)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2009:

	Fair Value Measurements as of December 31, 2009
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)

Listed equity securities	593,201	—	—	593,201
Commodities	102,239	—	—	102,239
Debt instruments	$—	$94,301	$1,537	$95,838
Private and unlisted equity securities	—	—	25,228	25,228
Call options	—	5,285	—	5,285
Put options	—	8,809	—	8,809
Financial contracts receivable	—	30,117	—	30,117
	$695,440	$138,512	$26,765	$860,717
Liabilities:
Listed equity securities, sold not yet purchased	$(570,875)	$—	$—	$(570,875)
Financial contracts payable	—	(16,200)	—	(16,200)
	$(570,875)	$(16,200)	$—	$(587,075)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2010
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$1,537	$25,228	$—	$26,765
Purchases, sales, issuances, and settlements, net	1,558	14,483	855	16,896
Total gains (losses) realized and unrealized included in earnings, net	150	3,236	(641)	2,745
Transfers into Level 3, net	—	—	—	—
Ending balance	$3,245	$42,947	$214	$46,406

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2009
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$4,115	$11,776	$15,891
Purchases, sales, issuances, and settlements, net	(4,263)	11,299	7,036
Total gains (losses) realized and unrealized included in earnings, net	(102)	547	445
Transfers into Level 3, net	1,787	1,606	3,393
Ending balance	$1,537	$25,228	$26,765

 During the year ended December 31, 2010, the Company transferred, from Level 1 to Level 2, an equity security with a fair value on the date of transfer of $0.1 million, for which a quoted price on an active market was not available and as a result broker quotes were relied upon to determine the fair value. Any transfers between the levels of fair value hierarchy are recognized by the Company on the date of the transfer.

For the year ended December 31, 2009, gross transfers into Level 3 were $6.6 million representing the fair value on the date of transfer of unlisted equity securities and debt instruments for which multiple broker quotes were not available. The fair values of these securities were estimated using the last available transaction price, adjusted for credit risk, expected cash flows, and other non-observable inputs. Gross transfers out of Level 3 were $3.2 million representing the fair values on the dates of transfer of debt instruments for which multiple broker quotes became available.

For the year ended December 31, 2010, realized losses of $2.4 million, and change in unrealized gains of $5.8 million on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the consolidated statements of income.  In addition, for the year ended December 31, 2010, amortization expense of $0.6 million were recorded in net investment income relating to financial contracts receivable valued using unobservable inputs.

For the year ended December 31, 2009, realized gains of $1.3 million, and change in unrealized gains of $0.8 million on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the consolidated statements of income.

Investments

Debt instruments, trading

At December 31, 2010 and 2009, the following investments were included in debt instruments:

2010	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$11,384	$5,574	$(1,349)	$15,609
Corporate debt – Non U.S.	16	—	(15)	1
Total debt instruments	$11,400	$5,574	$(1,364)	$15,610

2009	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$60,121	$36,040	$(5,555)	$90,606
Corporate debt – Non U.S.	2,961	2,274	(3)	5,232
Total debt instruments	$63,082	$38,314	$(5,558)	$95,838

The maturity distribution for debt instruments held at December 31, 2010 was as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$3,691	4,377
From one to five years	3,544	6,331
From five to ten years	1,831	3,918
More than ten years	2,334	984
	$11,400	15,610

Investment in Equity Securities, Trading

At December 31, 2010 and 2009, the following long positions were included in investment securities, trading:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$661,695	$164,861	$(18,347)	$808,209
Exchange traded funds	16,564	15,148	—	31,712
	$678,259	$180,009	$(18,347)	$839,921

2009	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$510,229	$104,768	$(40,040)	$574,957
Exchange traded funds	7,879	10,365	—	18,244
	$518,108	$115,133	$(40,040)	$593,201

Other Investments

“Other investments” include options, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2010, the Company held OTC put options (long) with a fair value of $13.9 million. As of December 31, 2009, the Company held OTC call options and put options with fair values of $0.2 million and $8.8 million, respectively. As of December 31, 2010 and 2009, commodities comprised of gold bullion.

At December 31, 2010, the following securities are included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,551	$35,915	$—	$132,466
Private and unlisted equity securities	46,438	3,280	(3,161)	46,557
Put options	24,404	31	(10,500)	13,935
Call options	4,520	58	(1,149)	3,429
Futures	3	100	—	103
	$171,916	$39,384	$(14,810)	$196,490

At December 31, 2009, the following securities are included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,552	$5,687	$—	$102,239
Private and unlisted equity securities	27,636	1,430	(3,838)	25,228
Put options	6,269	2,540	—	8,809
Call options	6,406	51	(1,172)	5,285
	$136,863	$9,708	$(5,010)	$141,561

As of December 31, 2010, included in private and unlisted equity securities are investments in private equity funds with a fair value of $6.6 million. The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's year ended December 31, 2010. The private equity funds have varying lock-up periods and as of December 31, 2010 none of the funds were redeemable. As of December 31, 2010, the Company had $11.9 million of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. This commitment is included in the schedule of commitments and contingencies in Note 15 of these consolidated financial statements.

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

At December 31, 2010, the following securities are included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(634,720)	$61,216	$(101,960)	$(675,464)
Warrants and rights on listed equities	—	—	(427)	(427)
Exchange traded funds	(42,380)	—	(6,329)	(48,709)
Debt instruments	(1,870)	53	—	(1,817)
Call options	(826)	506	—	(320)
	$(679,796)	$61,775	$(108,716)	$(726,737)

At December 31, 2009, the following securities are included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(536,895)	$62,278	$(79,525)	$(554,142)
Warrants and rights on listed equities	—	—	(733)	(733)
Exchange traded funds	(15,678)	—	(322)	(16,000)
	$(552,573)	$62,278	$(80,580)	$(570,875)

Financial Contracts

As of December 31, 2010 and 2009, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, as of December 31, 2010, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon occurrence of certain specified earthquake events in the U.S.

At December 31, 2010, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,086,442	$11,860
Credit default swaps, purchased – sovereign debt	USD	258,299	10,507
Total return swaps - equities	USD	39,426	6,120
Weather derivative swap	USD	10,000	214
Total financial contracts receivable, at fair value			$28,701
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	296,903	$(4,563)
Credit default swaps, purchased – corporate debt	USD	286,891	(3,496)
Credit default swaps, issued – corporate debt	USD	35,890	(12,037)
Total return swaps - equities	USD	33,881	(2,650)
Total financial contracts payable, at fair value			$(22,746)

    As of December 31, 2010, the carrying amount of the weather derivative swap is the unamortized portion of the premium paid to purchase the weather derivative swap contract which expires on March 31, 2011. An estimate of fair value is not practicable since the weather derivative swap contract is a non-exchange traded instrument and the time and cost involved in creating a valuation model to estimate the fair value would be excessive based on the immaterial amount and the short term contract period.

    As of December 31, 2010, included in interest rate options are contracts on U.S. and Japanese interest rates. As of December 31, 2010, included in financial contracts payable, were CDS issued by the Company relating to the debt issued by an unrelated entity (‘‘reference entity”). The CDS are scheduled to terminate in September 2011 and September 2013 and have  notional amounts of $7.2 million and $28.7 million, respectively. Under these contracts, the Company receives fees for guaranteeing the debt and in return will be obligated to pay the notional amount to the counterparty if the reference entity defaults under its debt obligations. As of December 31, 2010, the reference entity had a financial strength rating of (B3) and a surplus notes rating of (Caa3) from Moody’s Investors Service. The aggregate fair value of the CDS at December 31, 2010 was $12.0 million which was determined based on broker quotes obtained for identical or similar contracts traded in an active market (Level 2 inputs). At December 31, 2010, based on an evaluation of the reference entity, management believed it was not probable that the Company would be required to pay the notional amount of the CDS.

The fair value of financial contracts outstanding at December 31, 2009 is as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	1,723,954	$20,325
Credit default swaps, purchased – sovereign debt	USD	315,722	5,322
Total return swaps - equities	USD	45,516	4,470
Total financial contracts receivable, at fair value			$30,117
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	20,811	$(128)
Credit default swaps, purchased – corporate debt	USD	121,118	(7,281)
Credit default swaps, issued – corporate debt	USD	13,909	(8,739)
Total return swaps - equities	USD	2,286	(52)
Total financial contracts payable, at fair value			$(16,200)

    During the years ended December 31, 2010, 2009 and 2008, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the years ended December 31,
		2010	2009	2008
		($ in thousands)
Interest rate options	Net investment income	$(11,666)	$7,793	$(453)
Credit default swaps, purchased – corporate debt	Net investment income	(4,188)	(14,922)	5,872
Credit default swaps, purchased – sovereign debt	Net investment income	9,071	(8,273)	16,572
Total return swaps – equities	Net investment income	9,792	6,563	(30,925)
Credit default swaps, issued – corporate debt	Net investment income	7,722	(1,016)	(3,511)
Total return swaps – commodities	Net investment income	—	—	(7,292)
Options, warrants, and rights	Net investment income	(16,775)	(6,666)	(10,115)
Weather derivative swap	Other income (expense), net	641	—	—
Total		$(5,403)	$(16,521)	$(29,851)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the year ended December 31, 2010 and 2009, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	2010		2009
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$674,511	$268,087	$164,421	$21,000
Total return swaps	34,471	20,284	39,087	20,857
Interest rate options	1,362,488	—	1,624,963	—
Options	639,486	203,840	494,224	64,527
Rights – equity	—	—	7,870	4,212
Futures	100,224	72,053	—	—
Weather derivative swap	10,000	—	—	—
Total	$2,821,180	$564,264	$2,330,565	$110,596

 4.       DUE TO PRIME BROKERS

As of December 31, 2010, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Notes 6 and 15). Under a term margin agreement and a letter of credit facility agreement which became effective during the fourth quarter of 2010, the Company pledges certain investment securities to borrow cash from the prime broker. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by a bank. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime broker is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At December 31, 2010, due to prime brokers included $218.7 million of cash borrowed under the term margin agreement to provide collateral for letters of credit facility and $54.4 million of borrowing relating to investment purchases.

In the normal course of business, the Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets. At December 31, 2010, the Company was in compliance with the level of leverage for investment purposes allowed under its investment guidelines.

5.        CASH AND CASH EQUIVALENTS

	2010	2009
	($ in thousands)
Cash at banks	$4,673	$5,291
Cash held with brokers	40,867	25,248
Money market funds held with brokers	—	1,178
	$45,540	$31,717

Due to the short term nature of cash and cash equivalents, management believes the above noted carrying values approximate their fair value. Cash at banks is held in non-U.S. financial institutions and are not insured by the FDIC or any other deposit insurance programs.

6.        RESTRICTED CASH AND CASH EQUIVALENTS

The Company is required to maintain certain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased, and for collateralizing the letters of credit issued under a certain letter of credit facility (see Notes 4 and 15). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased and letters of credit issued. Swap counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying security.

	2010	2009
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$726,279	$570,875
Cash collateral relating to letters of credit issued	218,737	—
Cash and cash equivalents held by swap counter-parties	32,277	19,996
	$977,293	$590,871

7.            LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2010	2009	2008
	($ in thousands)
Gross balance at January 1	$137,360	$81,425	$42,377
Less: Losses recoverable	(7,270)	(11,662)	(6,721)
Net balance at January 1	130,090	69,763	35,656
Incurred losses related to:
Current year	168,340	126,642	67,473
Prior years	8,678	(7,597)	(11,988)
Total incurred	177,018	119,045	55,485
Paid losses related to:
Current year	(38,571)	(34,080)	(14,069)
Prior years	(94,027)	(24,661)	(7,282)
Total paid	(132,598)	(58,741)	(21,351)
Foreign currency revaluation	(19)	23	(27)
Net balance at December 31	174,491	130,090	69,763
Add: Losses recoverable	11,976	7,270	11,662
Gross balance at December 31	$186,467	$137,360	$81,425

    For the year ended December 31, 2010, the unfavorable loss development relating to prior year contracts amounted to $8.7 million and was primarily related to the following:

•
Adverse loss development of $15.4 million based on data received from the client and our reserve analysis relating to 2008 and 2009 motor liability contracts, both with the same client and currently in run-off. The loss data we received from the client during 2010 indicated higher than expected paid and incurred losses.  During 2010, based on review of the client’s actual loss data and as part of our quarterly reserve analysis we increased our loss reserves accordingly;

•
Adverse loss development of $3.4 million based on data received from the client and our quarterly reserve analysis, relating to California wildfires on a 2007 casualty clash contract, resulting in losses being reserved at the full contract limit;

•	Adverse loss development of $0.7 million on a 2008 professional liability excess of loss contract, based on data received from the client and our quarterly reserve analysis;

•	Adverse loss development of $0.6 million on a 2007 quota share motor contract, based on data received from the client and our quarterly reserve analysis;

•	Favorable loss development of $4.1 million on a multi-year professional liability excess of loss contract, based on data received from the client and our quarterly reserve analysis;

•	Elimination of $1.9 million of reserves held on a medical malpractice contract commuted during 2010;

•	Favorable loss development of $1.8 million in aggregate, on two catastrophe contracts based on data received from the clients and our quarterly reserve analysis;

•	Favorable loss development of $1.4 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the client and our quarterly reserve analysis;

•	Favorable loss development of $1.3 million in aggregate, on specialty health contracts relating to 2007 and 2008 years, based on data received from the client and our quarterly reserve analysis;

•	Favorable loss development of $0.6 million on a 2008 clash contract, based on loss data received from the client and our quarterly reserve analysis; and

•	Favorable loss development of $0.4 million on a 2008 multi-line frequency quota share contract, net of retrocession, based on loss data received from the client and our quarterly reserve analysis.

For the year ended December 31, 2009, the favorable loss development relating to prior years contracts amounted to $7.6 million and was primarily related to the following:

•  Favorable loss development of $8.0 million on a 2006 Florida personal lines contract. During each quarter of 2009, the client reported favorable development of claims data resulting from lower than expected paid and incurred losses which impacted our internal reserve analysis and correspondingly caused us to reduce our reserves;

•  Favorable loss development of $1.5 million on a 2008 motor liability contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our internal quarterly reserve analysis;

•  Favorable loss development of $0.7 million on a 2008 severity medical malpractice contract based on our internal quarterly reserve analysis;

•  Favorable loss development of $0.7 million on a 2008 workers' compensation contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our internal quarterly reserve analysis;

•Eliminating $1.0 million of reserves held on two casualty clash contracts which were commuted during the year ended December 31, 2009, without any reported losses;

•  Adverse loss development of $3.4 million on a 2007 casualty clash contract resulting from claims relating to California wildfires; and

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

 For the year ended December 31, 2008, the favorable loss development relating to prior years contracts amounted to $12.0 million and was primarily related to the following:

•  Favorable loss development of $12.4 million on a personal lines contract entered into during the year ended December 31, 2006. The favorable loss development was a result of reserves being released based on updated information received from the client indicating lower than expected claims development;

•Eliminating $1.2 million of reserves held on two frequency contracts covering excess of loss medical malpractice due to commutation without any reported losses;

•  Adverse loss development of $1.4 million on a casualty clash severity contract due to notification of claims relating to sub-prime related events. This resulted in reserving for a full limit loss on this contract; and

•  The remaining net unfavorable loss development, excluding the above developments, was as a result of re-estimation of loss reserves performed on a quarterly and annual basis by the actuaries and underwriters based on cession statements and other information received on a contract by contract basis. There were no other significant adjustments (favorable or unfavorable) to the reserves on any given contract.

At December 31, 2010 and 2009, loss and loss adjustment expense reserves were comprised of the following:

	2010	2009
	($ in thousands)
Case reserves	$77,330	$40,176
IBNR	109,137	97,184
Total	$186,467	$137,360

8.        RETROCESSION

              The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2010, loss and loss adjustment expenses incurred of $177.0 million (2009:$119.0 million and 2008: $55.5 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $7.9 million (2009: $1.1 million and 2008: $13.4 million). Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At December 31, 2010, the Company had loss and loss adjustment expense recoverable of $0.4 million (2009: $0.3 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has losses recoverable of $11.6 million (2009: $7.0 million) with unrated retrocessionaires. At December 31, 2010, and December 31, 2009, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

9.        SHARE CAPITAL

 The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2010, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

The Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008, (the ‘‘Articles’’) provide that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote an amount of shares which would cause any United States person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

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

As of December 31, 2010, the Company had an unused Form S-3 registration statement, declared effective by the SEC on July 10, 2009, for an aggregate principal amount of $200.0 million in securities.

Shares authorized for issuance are comprised of 300,000 (2009: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2009: 2,000,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of December 31, 2010, 1,419,295 (2009: 133,897) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the compensation committee of the Board of Directors.

 The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2010, 1,771,100 shares remained available under the share repurchase plan.

The following table is a summary of voting ordinary shares issued and outstanding:

	2010		2009		2008
As of December 31,	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,063,893	6,254,949	29,781,736	6,254,949	29,847,787	6,254,949
Issue of ordinary shares, net of forfeitures	136,942	—	282,157	—	162,849	—
Repurchase of ordinary shares	—	—	—	—	(228,900)	—
Balance – end of year	30,200,835	6,254,949	30,063,893	6,254,949	29,781,736	6,254,949

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

10.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of December 31, 2010, the Company had reserved for issuance 3,500,000 Class A ordinary shares (2009: 2,000,000) for eligible participants. At December 31, 2010, 1,419,295 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

Service Provider Share Purchase Options

An affiliate of Greenlight Capital Inc. entered into a consulting agreement (the ‘‘Consulting Agreement’’) with First International Securities Ltd. (‘‘First International’’) in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share.  The Company repurchased 100,000 of the share purchase options and as of December 31, 2010, there were 300,000 share purchase options outstanding (2009: 300,000) with an exercise price of $10.00 per share option, which will expire in 2014.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the year ended December 31, 2010, 100,720 (2009: 201,956) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issue, subject to the grantee’s continued service with the Company. The Company also issued to certain directors, 34,780 (2009: 35,875) restricted Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to directors contains similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The Company recorded $3.4 million of share-based compensation expense relating to restricted shares for the year ended December 31, 2010 (2009: $2.7 million, 2008: $1.6 million). As of December 31, 2010, there were $3.5 million (2009: $3.5 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.1 years (2009: 1.3 years). For the year ended December 31, 2010, the total fair value of restricted shares vested was $2.2 million (2009: $0.4 million, 2008: $0.2 million).

The restricted share award activity during the year ended December 31, 2010 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2009	474,782	$16.51
Granted	135,500	24.62
Vested	(140,285)	16.02
Forfeited	(898)	16.17
Balance at December 31, 2010	469,099	19.00

Employee and Director Stock Options

During the year ended December 31, 2010, the Company granted 80,000 (2009: 80,000) Class A ordinary share purchase options to the Chief Executive Officer, pursuant to his employment contract. These options vest 25% on the date of grant, and 25% each in 2011, 2012 and 2013 (2009 options vest 25% on the date of grant and 25% each in 2010, 2011, and 2012). The options expire after 10 years from the grant date. The grant date fair value of these options was $10.39 per option. The Company uses the Black-Scholes option pricing model to determine the valuation of these options and has applied the assumptions set forth in the following table.

	2010		2009		2008
Risk free rate	2.94%		3.55%		3.99%
Estimated volatility	35%		30%		30%
Expected term	10	years	10	years	10	years
Dividend yield	0%		0%		0%

The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company's own historical volatility in determining the expected volatility. If actual results differ significantly from these estimates and assumptions, particularly in relation to management’s estimation of volatility which requires significant judgment, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2010 related to employee and director stock options was $0.7 million (2009: $0.7 million, 2008: $1.4 million). At December 31, 2010, the total compensation cost related to non-vested options not yet recognized was $0.6 million (2009: $0.5 million, 2008: $0.7 million) to be recognized over a weighted average period of 1.3 years (2009: 1.3 years, 2008: 1.0 years) assuming the employees complete their service period for vesting of the options.

During the year ended December 31, 2010, 2,340 (2009: 57,000, 2008: 660) stock options were exercised which had a weighted average exercise price of $13.85 (2009: $12.66, 2008: $13.85). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the year ended December 31, 2010 was $26,511 (2009: $0.3 million, 2008: $6,067).

Employee and director stock option activity during years ended December 31, 2010 and 2009 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2008	1,258,340	$13.27	$6.35
Granted	80,000	28.44	6.25
Exercised	(57,000)	12.66	6.57
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2009	1,281,340	$14.24	$6.33
Granted	80,000	32.42	10.39
Exercised	(2,340)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2010	1,359,000	$15.31	$6.57

At December 31, 2010, the weighted-average remaining contractual term for options outstanding was 5.7 years (2009: 6.5 years).

At December 31, 2010, 1,239,000 (2009: 1,164,674) stock options were exercisable. These options had a weighted-average exercise price of $13.83 (2009: $12.91) and a weighted-average remaining contractual term of 5.4 years (2009: 6.2 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2010 was $10.39 (2009: $6.25, 2008: $8.69). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was $16.4 million and $16.4 million, respectively (2009: $12.8 million and $12.8 million, respectively). During the year ended December 31, 2010, 76,666 (2009: 256,332, 2008: 411,233) options vested which had a weighted average grant date fair value of $6.36 (2009: $6.82, 2008: $6.31).

11.      NET INVESTMENT INCOME (LOSS)

	2010	2009	2008
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$134,280	$232,410	$(118,667)
Interest, dividend and other income	18,969	17,038	20,879
Interest, dividend and other expenses	(22,939)	(16,886)	(18,437)
Investment advisor compensation	(26,304)	(32,701)	(9,901)
Net investment income (loss)	$104,006	$199,861	$(126,126)

12.      GENERAL AND ADMINISTRATIVE EXPENSES

	2010	2009	2008
	($ in thousands)
General expenses	$12,099	$15,584	$10,756
Share-based compensation expense	4,088	3,410	3,000
	$16,187	$18,994	$13,756

13.      TAXATION

 The Company is domiciled in the Cayman Islands and under current Cayman Islands law, no corporate entity, including the Company, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company intends to conduct all of its operations in a manner that will not cause it to be treated as engaging in a trade or business within the United States and will not cause it to be subject to current U.S. federal income taxation on its net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, there can be no assurance that the IRS will not successfully assert that the Company is engaged in a trade or business within the U.S.

    Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the IRS. Verdant’s taxable income is expected to be taxed at a rate of 35%. GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is expected to be taxed at a rate of 12.5% on its trading income.

  For the year ended December 31, 2010 included in the consolidated balance sheet under other assets is a deferred tax asset of $79,018 (2009: $68,719) resulting solely from the temporary differences in recognition of expenses. An accrual has been recorded for current taxes payable in other liabilities in the consolidated balance sheet at December 31, 2010 for $333,856 (2009:$19,529). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Neither Verdant nor GRIL has taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant, GRIL or the Company.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	($ in thousands)
Current tax expense	$(406)	$(20)	$—
Deferred tax benefit	10	69	—
Income tax (expense) benefit	$(396)	$49	$—

14.      RELATED PARTY TRANSACTIONS

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

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008, the portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. For the year ended December 31, 2009, performance compensation paid to DME Advisors was at a reduced rate of 10%. During the fourth quarter of 2010, the loss carry forward balance was reduced to nil and as a result the performance compensation reverted to a rate of 20%. For the year ended December 31, 2010, included in net investment income (see Note 11) is performance compensation of $12.9 million (2009: $21.9 million, 2008: $0) of which $9.4 million was calculated at a rate of 10% and the remaining $3.5 million was calculated at a rate of 20%.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment income for the year ended December 31, 2010 are management fees of $13.4 million (2009: $10.8 million, 2008: $9.9 million). The management fees have been fully paid as of December 31, 2010.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the year ended December 31, 2010, there were no indemnification payments made by the Company.

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

15.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

 At December 31, 2010, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$400,000	October 11, 2011	120 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2011	90 days prior to termination date
Bank of America, N.A	100,000	July 20, 2011	90 days prior to termination date
	$560,000

At December 31, 2010, an aggregate amount of $339.9 million (2009: $278.4 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. At December 31, 2010, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $349.6 million (December 31, 2009: $315.2 million) were pledged as security against the letters of credit issued (also see Notes 4 and 6). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2010 and 2009.

Subsequent to year ended December 31, 2010, the Company entered into an additional letter of credit agreement with JPMorgan Chase Bank, N.A. in the amount of $50.0 million which became effective from February 3, 2011.

Operating Lease

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of December 31, 2010.

The total rent expense related to leased office space for the year ended December 31, 2010 was $279,000 (2009: $539,000, 2008: $95,000).

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

Private Equity

 From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of December 31, 2010, the Company had commitments to invest an additional $14.1 million in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2011	2012	2013	2014	2015	There after	Total
	($ in thousands)
Operating lease obligations	$276	$276	$276	$276	$276	$690	$2,070
Specialist service agreement	694	400	150	—	—	—	1,244
Private equity and limited partnerships (1)	14,129	—	—	—	—	—	14,129
	$15,099	$676	$426	$276	$276	$690	$17,443

(1)  Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2011.

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

16.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. During the year ended December 31, 2010, the three largest brokers accounted for $122.6 million, $117.8 million and $87.8 million of gross premiums written, representing 29.6%, 28.4% and 21.2%, respectively, of total gross premiums written by the Company. During the year ended December 31, 2009, the three largest brokers accounted for $79.4 million, $62.3 million and $60.0 million of gross premiums written, representing 30.7%, 24.1% and 23.2%, respectively, of total gross premiums written by the Company. During the year ended December 31, 2008, the three largest brokers accounted for $50.0 million, $35.7 million and $25.6 million of gross premiums written, representing 30.8%, 22.0% and 15.7%, respectively, of total gross premiums written by the Company.

 The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the years ended December 31, 2010, 2009 and 2008:

Gross Premiums Written by Line of Business

	2010			2009 (1)		2008 (1)
	($ in thousands)
Property
Commercial lines	$15,468		3.7%	$12,363	4.8%	$11,843		7.3%
Personal lines	185,216		44.7	48,183	18.6	(2,324	)(2)	(1.4)
Total property	200,684		48.4	60,546	23.4	9,519		5.9
Casualty
General liability	42,979		10.4	28,273	10.9	15,027		9.3
Marine liability	483		0.1	—	—	—		—
Motor liability	55,278		13.3	95,335	36.9	74,708		46.0
Motor physical liability	3,712		0.9	—	—	—		—
Professional liability	8,877		2.1	4,650	1.8	5,866		3.6
Total casualty	111,329		26.8	128,258	49.6	95,601		58.9
Specialty
Financial	16,650		4.0	—	—	—		—
Health	66,649		16.1	48,955	18.9	40,501		24.9
Medical malpractice	(1,929	)(2)	(0.5)	1,033	0.4	4,350		2.7
Workers’ compensation	21,467		5.2	20,026	7.7	12,424		7.6
Total specialty	102,837		24.8	70,014	27.0	57,275		35.2
	$414,850		100.0%	$258,818	100.0%	$162,395		100.0%

(1)
During 2010, the Company refined its method of presenting the lines of business and geographic area of risks insured within its one operating segment. The historical comparative balances presented above have been reclassified to conform to the current period presentation.

(2)	Represents gross return premiums based on updated information received from the client

Gross Premiums Written by Geographic Area of Risks Insured

	2010		2009		2008
	($ in thousands)
USA	$374,330	90.2%	$233,058	90.0%	$142,604	87.8%
Worldwide (1)	32,549	7.8	24,015	9.3	18,991	11.7
Europe	7,671	1.9	—	—	—	—
Caribbean	300	0.1	1,745	0.7	800	0.5
	$414,850	100.0%	$258,818	100.0%	$162,395	100.0%

(1)	“Worldwide” comprises of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

 17.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	2010 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$66,887	$88,956	$151,247	$107,760
Gross premiums ceded	(578)	(4,011)	(3,639)	(3,783)
Net premiums written	66,309	84,945	147,608	103,977
Changes in net unearned premium reserves	(10,993)	(35,544)	(68,207)	(394)
Net premiums earned	55,316	49,401	79,401	103,583
Net investment income (loss)	(16,831)	22,632	33,881	64,324
Other income (expense), net	(154)	(374)	(474)	(77)
Total revenues	38,331	71,659	112,808	167,830
Expenses
Loss and loss adjustment expenses incurred, net	29,135	35,544	50,257	62,082
Acquisition costs, net	16,910	14,465	28,807	42,463
General and administrative expenses	5,147	3,094	3,392	4,554
Total expenses	51,192	53,103	82,456	109,099
Net income (loss) before non-controlling interest and income tax expense	(12,861)	18,556	30,352	58,731
Non-controlling interest in income (loss) of joint venture	479	(854)	(1,313)	(2,052)
Net (loss) income before income tax expense	(12,382)	17,702	29,039	56,679
Income tax expense	(9)	(50)	(25)	(312)
Net income (loss)	$(12,391)	$17,652	$29,014	$56,367
Earnings (loss) per share
Basic	$(0.34)	$0.48	$0.80	$1.55
Diluted	(0.34)	0.47	0.78	1.51
Weighted average number of ordinary shares used in the determination of
Basic	35,949,107	36,436,903	36,452,224	36,455,784
Diluted	35,949,107	37,218,783	37,218,906	37,362,378

	2009 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$71,871	$70,047	$65,983	$50,917
Gross premiums ceded	(1,220)	(6,611)	(2,894)	(2,551)
Net premiums written	70,651	63,436	63,089	48,366
Changes in net unearned premium reserves	(24,458)	(14,089)	(6,432)	14,117
Net premiums earned	46,193	49,347	56,657	62,483
Net investment income	27,717	88,323	32,628	51,193
Other income (expense), net	2,124	(70)	(145)	2,629
Total revenues	76,034	137,600	89,140	116,305
Expenses
Loss and loss adjustment expenses incurred, net	30,196	23,547	34,643	30,659
Acquisition costs, net	13,245	15,578	17,767	22,642
General and administrative expenses	4,378	5,330	4,081	5,205
Total expenses	47,819	44,455	56,491	58,506
Net income before non-controlling interest and income tax expense	28,215	93,145	32,649	57,799
Non-controlling interest in income of joint venture	(330)	(1,006)	(380)	(596)
Net income before income tax expense	27,885	92,139	32,269	57,203
Income tax (expense) benefit	(75)	57	(11)	78
Net income	$27,810	$92,196	$32,258	$57,281
Earnings per share
Basic	$0.77	$2.54	$0.89	$1.58
Diluted	0.77	2.51	0.88	1.55
Weighted average number of ordinary shares used in the determination of
Basic	36,078,258	36,252,925	36,286,514	36,312,262
Diluted	36,334,870	36,689,711	36,828,726	37,000,613

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2010

 (expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$11,400	$15,610	$15,610
Equity securities, trading, at fair value
Common stocks, listed	661,695	808,209	808,209
Exchange traded funds	16,564	31,712	31,712
Total equity securities, trading, at fair value	678,259	839,921	839,921
Total investments, trading	$689,659	$855,531	$855,531
Other investments, at fair value
Private and unlisted equities securities	$46,438	$46,557	$46,557
Commodities	96,551	132,466	132,466
Put options	24,404	13,935	13,935
Call options	4,520	3,429	3,429
Futures	3	103	103
Total other investments, at fair value	$171,916	$196,490	$196,490
Total investments	$861,575	$1,052,021	$1,052,021

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2010	December 31, 2009
	($ in thousands)
Assets
Cash and cash equivalents	$25	$175
Investment in subsidiaries	780,712	702,389
Due from subsidiaries	12,666	12,613
Total assets	$793,403	$715,177
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$—	$16,536
Total liabilities	—	16,536
Shareholders’ equity
Share capital	3,646	3,632
Additional paid-in capital	485,555	481,449
Retained earnings	304,202	213,560
Total shareholders’ equity	793,403	698,641
Total liabilities and shareholders’ equity	$793,403	$715,177

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2010	2009	2008
	($ in thousands)
Revenue
Investment income (loss)	$56,407	$(42)	$—
Other income, net	—	1,800	—
Total revenues	56,407	1,758	—
Expenses
General and administrative expenses	4,088	3,432	3,017
Net income (loss) before equity in earnings (loss) of consolidated subsidiaries	52,319	(1,674)	(3,017)
Equity in earnings (loss) of consolidated subsidiaries	38,323	211,219	(117,887)
Consolidated net income (loss)	$90,642	$209,545	$(120,904)

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Cash provided by (used in)
Operating activities
Net income (loss)	$90,642	$209,545	$(120,904)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in (earnings) loss of consolidated subsidiaries	(38,323)	(211,219)	117,887
Share-based compensation expense	4,088	3,410	3,000
Change in
Due from subsidiaries	(53)	(12,613)	—
Due to subsidiaries	(16,536)	13,711	2,825
Total operating activities	39,818	2,834	2,808
Investing activity
Contributed surplus to subsidiaries	(40,000)	(3,000)	(500)
Financing activities
Proceeds from share issue	—	28	17
Repurchase of Class A ordinary shares	—	—	(2,334)
Short-swing sale profit from shareholder	—	—	12
Net proceeds from exercise of stock options	32	716	9
Options repurchased	—	(440)	—
Total financing activities	32	304	(2,296)
Net (decrease) increase in cash and cash equivalents	(150)	138	12
Cash and cash equivalents at beginning of the year	175	37	25
Cash and cash equivalents at end of the year	$25	$175	$37

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(expressed in thousands of U.S. dollars)

Year and Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2010 Property & Casualty	$87,389	$186,467	$234,983	$287,701	$104,006	$177,018	$102,645	$16,187	$414,850
2009 Property & Casualty	$34,401	$137,360	$118,899	$214,680	$199,861	$119,045	$69,232	$18,994	$258,818
2008 Property & Casualty	$17,629	$81,425	$88,926	$114,949	$(126,126)	$55,485	$41,649	$13,756	$162,395

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(expressed in thousands of U.S. dollars)

Year and Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2010 Property & Casualty	$—	$12,011	$414,850	$402,839	103%
2009 Property & Casualty	$—	$13,276	$258,818	$245,542	105%
2008 Property & Casualty	$—	$16,396	$162,395	$145,999	111%

(THIS PAGE INTENTIONALLY LEFT BLANK)