Form 10-Q
period 2011-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2011-05-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,285,572
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of April 29, 2011)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
Assets
Investments
Debt instruments, trading, at fair value	$2,912	$15,610
Equity securities, trading, at fair value	897,429	839,921
Other investments, at fair value	197,461	196,490
Total investments	1,097,802	1,052,021
Cash and cash equivalents	37,029	45,540
Restricted cash and cash equivalents	938,173	977,293
Financial contracts receivable, at fair value	26,700	28,701
Reinsurance balances receivable	109,421	109,567
Loss and loss adjustment expenses recoverable	14,580	11,976
Deferred acquisition costs, net	87,090	87,389
Unearned premiums ceded	7,809	7,424
Notes receivable	15,367	14,205
Other assets	2,557	3,886
Total assets	$2,336,528	$2,338,002
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$636,675	$726,737
Financial contracts payable, at fair value	12,648	22,746
Due to prime brokers	401,474	273,071
Loss and loss adjustment expense reserves	219,709	186,467
Unearned premium reserves	227,630	234,983
Reinsurance balances payable	18,845	20,164
Funds withheld	24,562	22,887
Other liabilities	9,331	11,786
Total liabilities	1,550,874	1,498,841
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,285,572 (2010: 30,200,835): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2010: 6,254,949))	3,654	3,646
Additional paid-in capital	486,566	485,555
Non-controlling interest in joint venture	34,222	45,758
Retained earnings	261,212	304,202
Total shareholders’ equity	785,654	839,161
Total liabilities and shareholders’ equity	$2,336,528	$2,338,002

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three months ended March 31, 2011 and 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2011	2010
Revenues
Gross premiums written	$100,739	$66,887
Gross premiums ceded	(3,476)	(578)
Net premiums written	97,263	66,309
Change in net unearned premium reserves	7,894	(10,993)
Net premiums earned	105,157	55,316
Net investment loss	(36,176)	(16,831)
Other income (expense), net	(261)	(154)
Total revenues	68,720	38,331
Expenses
Loss and loss adjustment expenses incurred, net	65,725	29,135
Acquisition costs, net	42,121	16,910
General and administrative expenses	4,999	5,147
Total expenses	112,845	51,192
Net loss before non-controlling interest and income tax expense	(44,125)	(12,861)
Non-controlling interest in loss of joint venture	1,136	479
Net loss before income tax expense	(42,989)	(12,382)
Income tax expense	(1)	(9)
Net loss	$(42,990)	$(12,391)
Loss per share
Basic	$(1.19)	$(0.34)
Diluted	$(1.19)	$(0.34)
Weighted average number of ordinary shares used in the determination of:
Basic	36,118,963	35,949,107
Diluted	36,118,963	35,949,107

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2011 and 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2011	2010
Ordinary share capital
Balance – beginning of period	$3,646	$3,632
Issue of Class A ordinary share capital, net of forfeitures	8	10
Balance – end of period	$3,654	$3,642
Additional paid-in capital
Balance – beginning of period	$485,555	$481,449
Issue of Class A ordinary share capital	—	32
Share-based compensation expense, net of forfeitures	1,011	885
Balance – end of period	$486,566	$482,366
Non-controlling interest
Balance – beginning of period	$45,758	$30,597
Non-controlling interest withdrawal from joint venture	(10,400)	(601)
Non-controlling interest in loss of joint venture	(1,136)	(479)
Balance – end of period	$34,222	$29,517
Retained earnings
Balance – beginning of period	$304,202	$213,560
Net loss	(42,990)	(12,391)
Balance – end of period	$261,212	$201,169
Total shareholders’ equity	$785,654	$716,694

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the three months ended March 31, 2011 and 2010
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2011	2010
Cash provided by (used in) Operating activities
Net loss	$(42,990)	$(12,391)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized gains and losses on investments and financial contracts	24,373	13,877
Net realized (losses) gains on investments and financial contracts	(1,332)	6,361
Foreign exchange gains on restricted cash and cash equivalents	5,395	2,233
Non-controlling interest in loss of joint venture	(1,136)	(479)
Share-based compensation expense	1,011	885
Depreciation expense	56	56
Net change in
Reinsurance balances receivable	146	(23,382)
Loss and loss adjustment expenses recoverable	(2,604)	(929)
Deferred acquisition costs, net	299	(2,225)
Unearned premiums ceded	(385)	1,609
Other assets	1,273	1,467
Loss and loss adjustment expense reserves	33,242	8,893
Unearned premium reserves	(7,353)	9,384
Reinsurance balances payable	(1,319)	(2,615)
Funds withheld	1,675	901
Other liabilities	(2,455)	(1,714)
Net cash provided by operating activities	$7,896	$1,931
Investing activities
Purchases of investments and financial contracts	(573,004)	(280,990)
Sales of investments and financial contracts	406,023	208,745
Change in due to prime brokers	128,403	112,829
Change in restricted cash and cash equivalents, net	33,725	(21,817)
Change in notes receivable, net	(1,162)	249
Non-controlling interest withdrawal from joint venture	(10,400)	(601)
Net cash (used in) provided by investing activities	$(16,415)	$18,415
Financing activities
Net proceeds from share issue	8	10
Net proceeds from exercise of stock options	—	32
Net cash provided by financing activities	$8	$42
Net (decrease) increase in cash and cash equivalents	(8,511)	20,388
Cash and cash equivalents at beginning of the period	45,540	31,717
Cash and cash equivalents at end of the period	$37,029	$52,105
Supplementary information
Interest paid in cash	$4,144	$2,413
Interest received in cash	810	1,470
Income tax paid in cash	—	10

The accompanying Notes to the Condensed Consolidated Financial Statements are an
 integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (‘‘GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class ‘‘B” insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. (‘‘Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During September 2010, GLRE established a new Dublin based reinsurance entity, Greenlight Reinsurance Ireland, Ltd. (“GRIL”), a wholly owned subsidiary of GLRE. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America. As used herein, the ‘‘Company’’ refers collectively to GLRE and its subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE’’.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management, these unaudited condensed consolidated financial statements reflect all the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The condensed consolidated financial statements include the accounts of GLRE and the condensed consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL and Verdant. All significant intercompany transactions and balances have been eliminated on consolidation.

The results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

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

Restricted Cash and Cash Equivalents

    The Company is required to maintain certain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased, and for collateralizing the letters of credit issued under certain letter of credit facilities (see Notes 4 and 8). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased and letters of credit issued. Swap counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying security.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred subject to ultimate recoverability and amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2011 and December 31, 2010, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2011, $6.6 million (December 31, 2010: $6.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2011 $0.4 million (2010: $0.6 million) of profit commission expenses were included in acquisition costs, on the condensed consolidated statements of income.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. At March 31, 2011 and December 31, 2010, all notes receivable were considered current and performing. For the three months ended March 31, 2011, the notes earned interest at annual interest rates ranging from 6% to 10% and had remaining maturity terms ranging from 4 years to 8 years. Included in the notes receivable balance was accrued interest of $1.5 million at March 31, 2011 (December 31, 2010: $1.4 million) of which $1.5 million (December 31, 2010: $1.3 million) related to interest accrued on a note receivable which contractually requires any principal or interest payments to be approved in advance by the Florida Office of Insurance Regulation. This note receivable matures in December 2018 and based on management’s assessment, the accrued interest and principal are expected to be fully collectible and therefore no provision for uncollectible interest was deemed necessary at March 31, 2011. Interest income earned on notes receivable is included under net investment income (loss) in the condensed consolidated statements of income.

Deposit Assets and Liabilities

The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance, deposit accounting is used. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2011, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $4.1 million and $1.0 million of deposit assets and deposit liabilities (December 31, 2010: $3.9 million and $1.0 million), respectively. For the three months ended March 31, 2011, included in other income (expense), net were $0.3 million related to losses on deposit accounted contracts (March 31, 2010: $0.2 million), and $0 relating to gains on deposit accounted contracts (March 31, 2010: $0).

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives on the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, depending on the type of hedge transaction. The Company’s derivative financial instrument assets are generally included in financial contracts receivable or investments in securities. Derivative financial instrument liabilities are generally included in financial contracts payable or investments in securities sold, not yet purchased. The Company's derivatives do not qualify as hedges for financial reporting purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps ("CDS"), and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement of the contract.

Total return swap agreements, included on the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income (loss) in the condensed consolidated statements of income.

The Company purchases and sells CDS for the purpose of either managing its exposure to certain investments, or for other strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to pay the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

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

Earnings (Loss) Per Share

Basic earnings per share are based on the weighted average number of common shares during the period plus participating securities outstanding during the period. Basic loss per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share.

U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share. Therefore, for the three months ended March 31, 2011 and 2010, unvested restricted stock awards were excluded from the weighted average shares outstanding.

	Three months ended March 31,
	2011	2010
Weighted average shares outstanding	36,118,963	35,949,107
Effect of dilutive service provider share-based awards	—	—
Effect of dilutive employee and director share-based awards	—	—
	36,118,963	35,949,107

Anti-dilutive stock options outstanding	240,000	160,000
Participating securities excluded from calculation of loss per share	421,558	465,092

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

Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. Neither Verdant nor GRIL has taken any tax position that is subject to significant uncertainty or that is reasonably likely to have a material impact to Verdant, GRIL or the Company.

Recently Issued Accounting Standards

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. ASU 2010-26 is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively upon adoption, although retrospective application is permitted. The Company is reviewing ASU 2010-26; however, the Company does not expect the effects of implementing ASU 2010-26 to have a material impact on the Company’s results of operations or financial position.

In June 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires a reporting entity to provide a greater level of disaggregated information about credit quality of its financing receivables and its allowance for credit losses. A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the reporting entity’s balance sheet and includes loans, long term trade accounts receivable, credit card receivables, notes receivable and lease receivables. For public companies, certain disclosures required by ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010, while other disclosure requirements contained in ASU 2010-20 are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required disclosures as required under ASU 2010-20, in its annual report on Form 10-K for the year ended December 31, 2010, and in its quarterly report on Form 10-Q for the period ended March 31, 2011, to the extent applicable.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. A reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company started providing the required disclosures in its quarterly reports on Form 10-Q for periods beginning after December 31, 2009. The additional disclosures required under ASU 2010-06 for fiscal years beginning after December 15, 2010, have been included by the Company in this Form 10-Q for the period ending March 31, 2011.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2011:

	Fair value measurements as of March 31, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Listed equity securities	$897,429	$—	$—	$897,429
Commodities	122,880	—	—	122,880
Debt instruments	—	2,074	838	2,912
Private and unlisted equity securities	—	19,706	37,601	57,307
Call options	—	1,082	—	1,082
Put options	942	15,250	—	16,192
Financial contracts receivable	—	26,700	—	26,700
	$1,021,251	$64,812	$38,439	$1,124,502
Liabilities:
Listed equity securities, sold not yet purchased	$(634,795)	$—	$—	$(634,795)
Debt instruments, sold not yet purchased	—	(1,851)	—	(1,851)
Call options	—	(29)	—	(29)
Financial contracts payable	—	(12,648)	—	(12,648)
	$(634,795)	$(14,528)	$—	$(649,323)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2010:

	Fair value measurements as of December 31, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Listed equity securities	$839,921	$—	$—	$839,921
Commodities	132,466	—	—	132,466
Debt instruments	—	12,365	3,245	15,610
Private and unlisted equity securities	—	3,610	42,947	46,557
Call options	—	3,429	—	3,429
Put options	—	13,935	—	13,935
Futures	103	—	—	103
Financial contracts receivable	—	28,487	214	28,701
	$972,490	$61,826	$46,406	$1,080,722
Liabilities:
Listed equity securities, sold not yet purchased	$(724,600)	$—	$—	$(724,600)
Debt instruments, sold not yet purchased	—	(1,817)	—	(1,817)
Call options	—	(320)	—	(320)
Financial contracts payable	—	(22,746)	—	(22,746)
	$(724,600)	$(24,883)	$—	$(749,483)

The following tables present the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of and for the three months ended March 31, 2011 and 2010:

	Fair value measurements using significant unobservable inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
2011	($ in thousands)
Beginning balance	$3,245	$42,947	$214	$46,406
Purchases	—	2,685	—	2,685
Sales	(2,396)	(949)	—	(3,345)
Issuances	—	—	—	—
Settlements	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(11)	2,580	(214)	2,355
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(9,662)	—	(9,662)
Ending balance	$838	$37,601	$—	$38,439

	Fair value measurements using significant unobservable inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
2010	($ in thousands)
Beginning balance	$1,537	$25,228	$26,765
Purchases, sales, issuances, and settlements, net	(7)	16,064	16,057
Total realized and unrealized gains (losses) included in earnings, net	(329)	1,196	867
Transfers into (out of) Level 3, net	—	—	—
Ending balance	$1,201	$42,488	$43,689

For the three months ended March 31, 2011, $9.7 million of securities were transferred from Level 3 to Level 1 as these securities started actively trading on listed exchanges during the first quarter of 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2011.

There were no transfers into or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010.

For the three months ended March 31, 2011, realized losses of $16,000 (2010: $0.4 million) and change in unrealized gains of $2.6 million (2010: $0.4 million) on securities held at the reporting date and valued using unobservable inputs were included in net investment income in the condensed consolidated statements of income. In addition, for the three months ended March 31, 2011, amortization expense relating to financial contracts receivable valued using unobservable inputs of $0.2 million (2010: nil) was included in other income (expense), net.

Investments

Debt Instruments, Trading

At March 31, 2011, the following investments were included in debt instruments:

2011	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S	$3,000	$1,203	$(1,291)	$2,912
Corporate debt – Non U.S	—	—	—	—
Total debt instruments	$3,000	$1,203	$(1,291)	$2,912

At December 31, 2010, the following investments were included in debt instruments:

2010	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$11,384	$5,574	$(1,349)	$15,609
Corporate debt – Non U.S.	16	—	(15)	1
Total debt instruments	$11,400	$5,574	$(1,364)	$15,610

The maturity distribution for debt instruments held at March 31, 2011 is as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—
From one to five years	671	1,688
From five to ten years	—	—
More than ten years	2,329	1,224
	$3,000	$2,912

Investment in Equity Securities, Trading

At March 31, 2011, the following long positions were included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$706,776	$177,423	$(17,755)	$866,444
Exchange traded funds	16,564	14,421	—	30,985
	$723,340	$191,844	$(17,755)	$897,429

At December 31, 2010, the following long positions were included in investment securities, trading:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$661,695	$164,861	$(18,347)	$808,209
Exchange traded funds	16,564	15,148	—	31,712
	$678,259	$180,009	$(18,347)	$839,921

Other Investments

“Other investments” include options, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of March 31, 2011, the Company held OTC put options (long) with a fair value of $15.3 million (December 31, 2010: $13.9 million) and OTC call options (long) with a fair value of $0.2 million (December 31, 2010: nil). As of March 31, 2011 and December 31, 2010, commodities were comprised of gold bullion.

At March 31, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$88,273	$34,607	$—	$122,880
Private and unlisted equity securities	57,663	1,335	(1,691)	57,307
Put options	28,299	1,999	(14,106)	16,192
Call options	4,663	—	(3,581)	1,082
Futures	—	—	—	—
	$178,898	$37,941	$(19,378)	197,461

At December 31, 2010, the following securities were included in other investments:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,551	$35,915	$—	$132,466
Private and unlisted equity securities	46,438	3,280	(3,161)	46,557
Put options	24,404	31	(10,500)	13,935
Call options	4,520	58	(1,149)	3,429
Futures	3	100	—	103
	$171,916	$39,384	$(14,810)	$196,490

As of March 31, 2011, included in private and unlisted equity securities are investments in private equity funds with a fair value of $8.5 million (December 31, 2010: $6.6 million). The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's reporting period. The private equity funds have varying lock-up periods and as of March 31, 2011 none of the funds were redeemable. As of March 31, 2011, the Company had $17.5 million (December 31, 2010: $11.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. This commitment is included in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At March 31, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(548,502)	$57,543	$(124,613)	$(615,572)
Warrants and rights on listed equities	—	—	(286)	(286)
Exchange traded funds	(18,428)	—	(509)	(18,937)
Debt instruments	(1,870)	19	—	(1,851)
Call options	(826)	797	—	(29)
	$(569,626)	$58,359	$(125,408)	$(636,675)

At December 31, 2010, the following securities were included in investments in securities sold, not yet purchased:

2010	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(634,720)	$61,216	$(101,960)	$(675,464)
Warrants and rights on listed equities	—	—	(427)	(427)
Exchange traded funds	(42,380)	—	(6,329)	(48,709)
Debt instruments	(1,870)	53	—	(1,817)
Call options	(826)	506	—	(320)
	$(679,796)	$61,775	$(108,716)	$(726,737)

Financial Contracts

As of March 31, 2011 and December 31, 2010, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security.  In addition, as of December 31, 2010, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company was entitled to receive a payment upon occurrence of certain specified earthquake events in the U.S. This contract expired on March 31, 2011.

At March 31, 2011, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,086,442	$12,896
Credit default swaps, purchased – sovereign debt	USD	257,962	6,277
Total return swaps – equities	USD	40,898	7,527
Total financial contracts receivable, at fair value			$26,700
Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	296,903	$(6,783)
Credit default swaps, purchased – corporate debt	USD	286,891	(4,032)
Total return swaps – equities	USD	17,737	(1,833)
Total financial contracts payable, at fair value			$(12,648)

At December 31, 2010, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,086,442	$11,860
Credit default swaps, purchased – sovereign debt	USD	258,299	10,507
Total return swaps – equities	USD	39,426	6,120
Weather derivative swap	USD	10,000	214
Total financial contracts receivable, at fair value			$28,701
Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	296,903	$(4,563)
Credit default swaps, purchased – corporate debt	USD	286,891	(3,496)
Credit default swaps, issued – corporate debt	USD	35,890	(12,037)
Total return swaps – equities	USD	33,881	(2,650)
Total financial contracts payable, at fair value			$(22,746)

As of March 31, 2011 and December 31, 2010, included in interest rate options are contracts on U.S. and Japanese interest rates.

During the three months ended March 31, 2011 and 2010, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended March 31:
		2011	2010
		($ in thousands)
Interest rate options	Net investment income (loss)	$964	$(5,206)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(1,345)	(3)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(8,680)	2,157
Total return swaps – equities	Net investment income (loss)	3,288	797
Credit default swaps, issued – corporate debt	Net investment income (loss)	4,788	1,448
Options, warrants, and rights	Net investment income (loss)	(11,418)	(7,286)
Weather derivative swap	Other income (expense), net	(214)	—
Total		$(12,617)	$(8,093)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$9,889	$46,117
Total return swaps	—	14,948
Interest rate options	—	—
Options	299,024	46,423
Rights – equity	—	—
Futures	29,257	55,093
Weather derivative swap	—	10,000
Total	$338,170	$172,581

For the three months ended March 31, 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$130,644
Total return swaps	10,238	4,116
Options	188,260	2,199
Futures	44,436	41,763
Total	$242,934	$178,722

4.	DUE TO PRIME BROKERS

At March 31, 2011, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by the banks. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At March 31, 2011, the amounts due to prime brokers included $277.0 million (December 31, 2010: $218.7 million) of cash borrowed under the term margin agreements to provide collateral for certain letters of credit facilities and $124.5 million (December 31, 2010: $54.4 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets. At March 31, 2011, the Company was in compliance with the level of leverage for investment purposes allowed under its investment guidelines.

5.	RETROCESSION

The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the three months ended March 31, 2011 and 2010, loss and loss adjustment expenses incurred of $65.7 million and $29.1 million, respectively, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $3.9 million and $1.4 million, respectively. Retrocession contracts do not relieve the Company from its obligations to the insured.  Failure of retrocessionaires to honor their obligations could result in losses to the Company.  The Company regularly evaluates the financial condition of its retrocessionaires to monitor their credit quality. At March 31, 2011, the Company had loss and loss adjustment expense recoverable of $0.1 million (December 31, 2010: $0.4 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has losses recoverable of $14.5 million (December 31, 2010: $11.6 million) with unrated retrocessionaires. At March 31, 2011 and December 31, 2010, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

6.    SHARE-BASED COMPENSATION

During the three months ended March 31, 2011, the Company issued 84,737 (2010: 94,720) restricted shares of Class A ordinary shares to its employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issue, subject to the grantee's continued service with the Company.

The restricted share award activities during the three months ended March 31, 2011 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2010	469,099	$19.00
Granted	84,737	26.04
Vested	(132,278)	18.97
Forfeited	—	—
Balance at March 31, 2011	421,558	$20.42

Employee and Director Stock Options

During the three months ended March 31, 2011, no stock options were exercised. During the three months ended March 31, 2010, 2,340 stock options were exercised which had a weighted average exercise price of $13.85. For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the three months ended March 31, 2010 was $26,511.

Employee and director stock option activity during the three months ended March 31, 2011 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2010	1,359,000	$15.31	$6.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2011	1,359,000	$15.31	$6.57

The following table is a summary of voting ordinary shares issued and outstanding:

	March 31, 2011		March 31, 2010
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,200,835	6,254,949	30,063,893	6,254,949
Issue of ordinary shares, net of forfeitures	84,737	—	97,060	—
Balance – end of period	30,285,572	6,254,949	30,160,953	6,254,949

7.	RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to an Investment Advisory Agreement (the ‘‘Advisory Agreement’’) with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purposes of managing certain jointly held assets. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisor’s account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. Due to a net investment loss for the three months ended March 31, 2011 and 2010, no performance compensation was recorded.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment loss for the three months ended March 31, 2011 are management fees of $3.9 million (March 31, 2010: $3.3 million). The management fees have been fully paid as of March 31, 2011.

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

Operating Lease

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of March 31, 2011.

The total rent expense for the three months ended March 31, 2011 was $0.1 million (2010: $0.1 million).

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

 Private Equity

From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2011, the Company had commitments to invest an additional $19.0 million in private equity investments.  Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2011	2012	2013	2014	2015	Thereafter	Total
	($ in thousands)
Operating lease obligations	$208	$276	$276	$276	$276	$690	$2,002
Specialist service agreement	472	400	150	—	—	—	1,022
Private and unlisted investments (1)	18,956	—	—	—	—	—	18,956
	$19,636	$676	$426	$276	$276	$690	$21,980

Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2011.

Letters of Credit

At March 31, 2011, the Company had the following letter of credit facilities, each of which automatically renews each year unless terminated by either party in accordance with the required notice period:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$100,000	July 20, 2011	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2011	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2011	120 days prior to termination date
JP Morgan Chase Bank, N.A	50,000	January 27, 2012	120 days prior to termination date
	$610,000

As of March 31, 2011, an aggregate amount of $396.1 million (December 31, 2010: $339.9 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash equivalents. As of March 31, 2011, the Company had pledged an aggregate of $485.1 million (December 31, 2010: $349.6 million) of equity securities, restricted cash, and cash equivalents as collateral for the letters of credit issued.

 Each of the facilities contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to GLRE. As of March 31, 2011 and for the year ended December 31, 2010, the Company was in compliance with all of the covenants under each of these facilities.

Litigation

From time to time in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owed to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any of the existing contractual disputes, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

9.	SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31, 2011			Three months ended March 31, 2010 (1)
	($ in thousands)			($ in thousands)
Property
Commercial lines	$5,156		5.1%	$7,166		10.7%
Personal lines	47,893		47.6	12,614		18.9
Total property	53,049		52.7	19,780		29.6
Casualty
General liability	6,996		6.9	3,507		5.2
Marine liability	185		0.2	482		0.7
Motor liability	13,065		13.0	10,697		16.0
Motor physical liability	(1,656	) (2)	(1.6)	1,111		1.7
Professional liability	425		0.4	1,020		1.5
Total casualty	19,015		18.9	16,817		25.1
Specialty
Financial	4,622		4.6	5,372		8.0
Health	14,664		14.5	22,318		33.4
Medical malpractice	—		—	(1,692	) (2)	(2.5)
Workers’ compensation	9,389		9.3	4,292		6.4
Total specialty	28,675		28.4	30,290		45.3
	$100,739		100.0%	$66,887		100.0%

(1)        During 2010, the Company refined its method of presenting the lines of business and geographic area of risks insured within its one operating segment. The historical comparative balances presented above have been reclassified to conform to the current period presentation.

        (2)        The negative balance represents premiums returned upon commutation of a contract.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31, 2011		Three months ended March 31, 2010
	($ in thousands)		($ in thousands)
USA	$90,626	90.0%	$51,683	77.3%
Worldwide (1)	9,688	9.6	15,204	22.7
Europe	425	0.4	—	—
	$100,739	100.0%	$66,887	100.0%

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

    The following is a discussion and analysis of our results of operations for the three months ended March 31, 2011 and 2010 and financial condition as of March 31, 2011 and December 31, 2010. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Special Note About Forward-Looking Statements

    Certain statements in Management’s Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

    We intend to communicate certain events that we believe may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding reinsurance or investment events that we do not believe, based on management's estimates and current information, will have a material adverse impact on our operations or financial position.

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by United States generally accepted accounting principles (“U.S. GAAP”). Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

·	frequency business; and

·	severity business.

Frequency business is characterized by contracts containing a potentially large number of small losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength, service and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. We also expect that over time the profit margins and return on equity of our frequency business will be lower than those of our severity business.

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

Outlook and Trends

We believe that the rebound in the financial markets since 2009 has resulted in restored financial positions in the property and casualty insurance and reinsurance industry. As a result, we believe that underwriting capacity has become more available in the property and casualty market, which in turn has resulted in a delay in significant price increases for our specialty products. While the lack of large catastrophes in 2009 and 2010 had increased industry capital, we believe the 2011 catastrophes, specifically the New Zealand earthquakes and the Japan earthquake and tsunami, has eroded industry capital. However, we believe the reinsurance industry is over capitalized and the recent catastrophes may only result in a reduction of share buybacks rather than a hardening of reinsurance pricing.  Further, we believe that the slowdown in worldwide economic activity has decreased the overall demand for insurance. Notwithstanding, price reductions from prior years appear to have slowed and in some areas reversed. We believe that pricing of the property and casualty industry will be relatively flat for the near term but the current price levels are not economically rational. Given that prior years' reserve redundancies have been reduced substantially and current interest rates are low, which limits investment opportunities for traditional reinsurers that principally invest in fixed maturity securities, we believe the industry will eventually increase pricing. However, we do not expect to see the effects of this until 2012 or later. Price increases could occur earlier if financial and credit markets experience adverse shocks and loss of capital of insurers and reinsurers, or if there are more major catastrophic events, especially in North America. One exception to this general trend of flat to downward pricing is the Florida homeowners’ insurance market, which has been experiencing significant rate increases. In accordance with our strategy, we have increased our portfolio in this market and continue to look for other opportunities.

Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition and the development of our strategic relationships. In addition, there are a number of insurers and reinsurers that continue to suffer from capacity issues. We have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. These opportunities could increase for us if financial and credit markets report large losses while we maintain our financial strength. There has been additional consolidation in the industry and we believe if merger and acquisition activity in the reinsurance industry continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

Property catastrophe retrocession pricing has remained flat during first quarter of 2011. We are seeing signs of some hardening of pricing in the global property catastrophe business as a result of the 2011 catastrophic events. In addition, there is a possibility that the changes in the widely used catastrophe risk model, Risk Management Solutions (RMS 11.0) will increase the modeled expected losses for many catastrophe programs in the United States which may result in some hardening of property catastrophe pricing. However, it is too early to tell whether the higher prices are temporary in nature or whether they will have a meaningful impact on the North American property catastrophe retrocession markets.  We believe that another major catastrophic event in 2011 could change the outlook dramatically. We intend to monitor trends in all lines of business to continue to assess whether pricing and terms and conditions change appreciably.

It is unclear what other businesses could be significantly affected by the current economic conditions. However, we believe that opportunities are likely to arise in a number of areas, including the following:

  · lines of business that experience significant losses;

  · lines of business where current market participants are experiencing financial distress or uncertainty; and

  · business that is premium and capital intensive due to regulatory and other requirements.

Significant market dislocations that increase the pricing of certain insurance coverages could create the need for insureds to retain risks and therefore fuel the opportunity or need to form new captives. If this happens, a number of these captives could form in the Cayman Islands, enhancing our opportunity to provide additional reinsurance to the Cayman Islands' captive market.

We believe our investment portfolio continues to be conservatively postured in 2011, with a net long position of 34% as of March 31, 2011, as the market appears to have priced in a sustained economic recovery, which may or may not hold. We believe that 2011 will be challenging, with continued uncertainty and global geopolitical and economic headwinds. Fiscal and monetary government stimulus continues to drive the U.S. equity markets' upward ascent, with further quantitative easing and accommodative tax policies. However, we believe the stimulus is causing inflationary pressures as seen by increases in commodity prices, particularly oil and food, which may have adverse consequences to the economic recovery and the value of the U.S. dollar. In addition, renewed concerns about European periphery countries, escalating violence in the Middle East, and the natural disasters in Japan have increased the headwinds for a global economic recovery. Given the challenging macroeconomic environment and higher government deficits, we intend, for the foreseeable future, to continue holding a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, and sovereign credit default swaps.

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

Critical Accounting Policies

    Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2010, continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, investments, loss and loss adjustment expenses reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

    Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011, we reported a net loss of $43.0 million, as compared to a net loss of $12.4 million reported for the same period in 2010. For the first quarter of 2011, we reported a net investment loss of $36.2 million, or 3.4%, compared to a loss of $16.8 million, or 1.9%, for the same period in 2010. The underwriting income before general and administrative expenses for the three months ended March 31, 2011 decreased to a loss of $2.7 million compared to an underwriting income of $9.3 million for the same period in 2010. The decrease in the underwriting income for the three months ended March 31, 2011 was principally due to $8.8 million in aggregate estimated losses net of additional premium relating to the 2011 New Zealand earthquake and 2011 Japan earthquake and tsunami. In addition, the decrease in underwriting income for the three months ended March 31, 2011 compared to the same period in 2010 was partially attributed to losses on our commercial motor contracts, which were placed into run-off in early 2010.

For the three months ended March 31, 2011, the basic adjusted book value per share decreased by $1.20 per share, or 5.5%, to $20.56 per share from $21.76 per share at December 31, 2010. For the three months ended March 31, 2011, fully diluted adjusted book value decreased by $1.16 per share, or 5.4%, to $20.23 per share from $21.39 per share at December 31, 2010.

Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in a joint venture from total shareholders' equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be helpful to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	($ in thousands)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$785,654	$839,161	$766,800	$735,264	$716,694
Less: Non-controlling interest in joint venture	(34,222)	(45,758)	(30,784)	(29,471)	(29,517)
Basic adjusted book value per share numerator	$751,432	$793,403	$736,016	$705,793	687,177
Add: Proceeds from in-the-money options issued and outstanding	16,590	16,590	16,590	16,590	16,590
Fully diluted adjusted book value per share numerator	$768,022	$809,993	$752,606	$722,383	$703,767
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,540,521	36,455,784	36,455,784	36,451,784	36,415,902
Add: In-the-money stock options issued and outstanding	1,419,000	1,419,000	1,419,000	1,419,000	1,419,000
Fully diluted adjusted book value per share denominator	37,959,521	37,874,784	37,874,784	37,870,784	37,834,902

Basic adjusted book value per share	$20.56	$21.76	$20.19	$19.36	$18.87
Fully diluted adjusted book value per share	$20.23	$21.39	$19.87	$19.07	$18.60

Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31:
	2011		2010
	($ in thousands)
Frequency	$92,353	91.7%	$52,341	78.3%
Severity	8,386	8.3	14,546	21.7
Total	$100,739	100.0%	$66,887	100.0%

We expect quarterly reporting of premiums written to remain volatile as our underwriting portfolio continues to develop and as market conditions fluctuate. The composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums is reflected in the premiums written for both frequency business and severity business when comparing the three month periods ended March 31, 2011 and 2010. The frequency premiums increased by $40.0 million, or 76.4%, primarily due to the several Florida homeowners’ personal lines contracts entered into during 2010 which increased the frequency premium by $39.4 million. Other notable movements in our frequency portfolio related to an increase of $9.1 million in our workers compensation, motor liability and general liability premiums which primarily resulted from our existing multi-line contracts with clients that have experienced significant growth in their underlying policies. Our specialty health premiums decreased by $7.7 million during the period as a result of our employer stop-loss clients shrinking their exposures and retaining the business that is expected to be more profitable. During 2011, we also cancelled a motor liability and motor physical liability contract which resulted in a decrease of approximately $1.0 million in frequency premiums.

The decrease in severity premiums was partially due to our decision to decrease our participation in a number of property catastrophe contracts during the January 1, 2011 renewal period due to softening market conditions. In addition, we did not renew a casualty clash contract during 2011 since the terms offered to us did not meet our risk appetite and return hurdles. A detailed analysis of gross premiums written by line of business can be found in Note 9 to the condensed consolidated financial statements.

For the three months ended March 31, 2011, our ceded premiums were $3.5 million compared to $0.6 million of ceded premiums for same period in 2010. The increase in ceded premiums was primarily the result of certain assumed multi-line contracts which we partially retrocede on a quota share basis. Since the gross written premiums on these contracts increased, the ceded premiums increased correspondingly.

Details of net premiums written are provided in the following table:

	Three months ended March 31:
	2011		2010
	($ in thousands)
Frequency	$88,877	91.4%	$51,763	78.1%
Severity	8,386	8.6	14,546	21.9
Total	$97,263	100.0%	$66,309	100.0%

Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31:
	2011		2010
	($ in thousands)
Frequency	$98,283	93.5%	$45,861	82.9%
Severity	6,874	6.5	9,455	17.1
Total	$105,157	100.0%	$55,316	100.0%

       Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.  For the three months ended March 31, 2011, the increase in frequency earned premiums of $52.4 million, or 114.3%, reflects the additional quota share contracts written throughout the 2010 year. The increase primarily related to the new Florida homeowners’ property insurance contracts written during 2010 which accounted for $40.6 million of the increase in frequency earned premiums. To a lesser extent, the increase in earned premiums also related to general liability, motor liability and financial lines, which together accounted for $9.3 million of the increase.

For the three months ended March 31, 2011, severity net premiums earned decreased $2.6 million or 27.3% compared to the same period in 2010. The decrease was principally due to premiums on our professional liability severity contracts that were fully earned in 2010, with no new professional liability severity contracts written in 2011. In addition, to a lesser extent, the decrease was due to our decision to reduce our participation in property catastrophe contracts during 2011, as well as a medical malpractice contract commuted during 2010. The decreases in severity net premiums earned were partially offset by $2.6 million of higher earned premiums relating to contracts impacted by the 2011 New Zealand and Japan earthquakes and tsunami. The higher premiums included additional premiums on a 2010 catastrophe contract and accelerated earning of premiums on a 2011 catastrophe contract which reported a full limit loss during the three months ended March 31, 2011.

    Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of losses incurred are provided in the following table:

	Three months ended March 31:
	2011		2010
	($ in thousands)
Frequency	$56,112	85.4%	$28,717	98.6%
Severity	9,613	14.6	418	1.4
Total	$65,725	100.0%	$29,135	100.0%

For the three months ended March 31, 2011, total losses incurred on frequency contracts increased 27.4 million, or 95.4%, as a result of increases in premiums earned compared to same period in 2010. Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. The loss ratios of our frequency business were 57.1% and 62.6% for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, the decrease in frequency loss ratio compared to the same period in 2010, was principally due to the change in our mix of business. Loss ratios on our Florida homeowners’ contracts are generally lower than other lines of business. Our average overall frequency loss ratio decreased because nearly 50% of our frequency earned premiums during the first quarter of 2011 related to Florida homeowners contracts, compared to 18% in the first quarter of 2010. In addition, compared to the first quarter of 2010, our loss ratio relating to general liability decreased which was offset by increases in motor liability, health and workers’ compensation loss ratios.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 139.8% and 4.4% for the three months ended March 31, 2011 and 2010, respectively. The increase in the loss ratio for our severity business during the three months ended March 31, 2011 was primarily due to loss reserves relating to the New Zealand earthquakes and the Japanese earthquake and tsunami in the first quarter of 2011. We expect that the New Zealand earthquake will result in a full limit loss of $5.0 million on a 2011 natural peril contract. In addition, we estimate a combined loss of approximately $5.0 million, before additional premiums, from the 2011 New Zealand earthquake and Japan earthquake and tsunami on a 2010 aggregate catastrophe contract. Based on this estimate, we are entitled to additional premiums of $1.25 million which is included in severity net premiums earned for the three months ended March 31, 2011. These loss estimates are based on information provided to us by our clients as well as our own actuarial estimates and may change materially as additional information becomes available. Partially offsetting these losses was the elimination of loss reserves on a 2010 casualty clash contract, which expired at the end of its term without any reported losses.

Losses incurred for the three months ended March 31, 2011 can be further broken down into losses paid and changes in loss reserves as follows:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$36,459	$(1,251)	$35,208	$21,566	$(423)	$21,143
Change in reserves	33,122	(2,605)	30,517	8,921	(929)	7,992
Total losses incurred	$69,581	$(3,856)	$65,725	$30,487	$(1,352)	$29,135

    For the three months ended March 31, 2011, our loss reserves on prior period contracts increased by $5.9 million which primarily related to the following:

•	$5.0 million of estimated losses on a 2010 aggregate catastrophe contract relating to the earthquake and tsunami in Japan;
•	$2.0 million of adverse loss development on a motor liability contract currently in run off; and
•	$0.6 million of reserves eliminated on a 2010 casualty clash excess of loss contract which expired with no reported claims.

There were no other significant developments of prior period reserves during the three months ended March 31, 2011.

Acquisition Costs

Acquisition costs represent the amortization of commission and brokerage expenses incurred on contracts written as well as profit commissions and other underwriting expenses which are expensed when incurred. Deferred acquisition costs are limited to the amount of commission and brokerage expenses that are expected to be recovered from future earned premiums and anticipated investment income. Details of acquisition costs are provided in the following table:

	Three months ended March 31:
	2011		2010
	($ in thousands)
Frequency	$41,320	98.1%	$15,996	94.6%
Severity	801	1.9	914	5.4
Total	$42,121	100%	$16,910	100.0%

Increased acquisition costs for the three months ended March 31, 2011 compared to the same period for 2010 were as expected given the increases in premiums written and earned. For the three months ended March 31, 2011 and 2010 the acquisition cost ratios for frequency business were 42.0% and 34.9%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 11.7% and 9.7% for the three months ended March 31, 2011 and 2010 respectively.

For the three months ended March 31, 2011, the increase in the frequency acquisition cost ratio was principally due to the Florida homeowners' personal lines contracts which on average have higher commissions as percentage of premiums than our other lines of business. Our Florida homeowners’ contracts generally exclude, or significantly limit, catastrophe loss coverage. As a result, ceding insurers elect to purchase excess catastrophe reinsurance protection. However, premiums that we receive and earn are net of the reinsurance premiums paid by ceding insurers for their excess catastrophe reinsurance coverage. The commission rates on these policies are based on the gross premiums paid by the insured homeowner, yet calculating these commissions as a percentage of net premiums results in an average commission rate higher than on our other lines of business. To illustrate, where the ceding insurer collects $100 of gross premiums from the insured homeowner, pays $30 for excess catastrophe reinsurance protection and pays $28 of commissions to agents, we would report premiums of $70 and commissions of $28, resulting in an acquisition cost ratio of 40%.

For the three months ended March 31, 2011, the increase in severity acquisition cost ratio was primarily related to a multi-year professional liability excess of loss contract where we are holding a profit commission due to the client and pay interest on the amount withheld. We record this interest expense as an underwriting expense since it is directly related to this contract. Given that all the premiums on this contract were earned in prior periods, the interest expense caused the acquisition cost ratio for the three months ended March 31, 2011 to increase compared to the same period in 2010.

    General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2011 and 2010 were $5.0 million and $5.1 million, respectively. General and administrative expenses for the three months ended March 31, 2011 and 2010 include $1.0 million and $0.9 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

    Net Investment Income (Loss)

A summary of our net investment income (loss) for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$(28,293)	$(10,700)
Interest, dividend and other income	2,492	2,328
Interest, dividend and other expenses	(6,523)	(5,197)
Investment advisor compensation	(3,852)	(3,262)
Net investment income (loss)	$(36,176)	$(16,831)

Investment income, net of all fees and expenses, resulted in a loss of 3.4% on our investment portfolio for the three months ended March 31, 2011. This compares to a loss of 1.9% reported for the same 2010 period. For the three months ended March 31, 2011, our long portfolio’s positive returns were offset by losses on our short portfolio and derivatives.  Nine of our ten largest winners were longs, while our five largest losers were all shorts, including two consumer cyclical stocks, two energy-technology related stocks, and Moody's Corp.

For the three months ended March 31, 2011, included in investment advisor compensation was $3.9 million (2010: $3.3 million) relating to management fees paid to DME Advisors. No performance allocation was made to DME Advisors for the three months ended March 31, 2011 or 2010 due to net investment losses reported during these periods.

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

GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is expected to be taxed at a rate of 12.5% on its taxable trading income, and 25% on its non-trading income, if any.

For the three months ended March 31, 2011, a deferred tax asset of $77,195 (December 31, 2010: $79,018) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. At March 31, 2011, an accrual for current taxes payable of $333,438 (December 31, 2010: $333,856) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Neither Verdant nor GRIL have taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant, GRIL or the Company.

    Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the three months ended March 31, 2011 and 2010, we reported the following ratios:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	57.1%	139.8%	62.5%	62.6%	4.4%	52.7%
Acquisition cost ratio	42.0%	11.7%	40.1%	34.9%	9.7%	30.6%
Composite ratio	99.1%	151.5%	102.6%	97.5%	14.1%	83.3%
Internal expense ratio			4.8%			9.3%
Combined ratio			107.4%			92.6%

The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned. We expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods. Given that we opportunistically underwrite a concentrated portfolio across several lines of business that have varying expected loss ratios, we can expect there to be significant variations in the periodic loss ratios reported from our frequency business. In addition, the loss ratios for both frequency and severity business can vary depending on the lines of business written.

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. Our internal expense ratio may continue to decrease as we continue to expand our underwriting operations.

The combined ratio is the sum of the composite ratio and the internal expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments and Due to Prime Brokers

Investments reported in the condensed consolidated balance sheets as of March 31, 2011 were $1,097.8 million compared to $1,052.0 million as of December 31, 2010, an increase of 4.4%. For the three months ended March 31, 2011, our exposure to long investments increased from 93% as of December 31, 2010, to 98%, while our exposure to short investments decreased from 73% as of December 31, 2010, to 64% as we reduced the number of shorts in our portfolio. This exposure analysis is conducted on a notional basis and does not include cash (U.S. dollar and foreign currencies), gold, CDS, foreign exchange options or interest rate options. The increase in our long exposure was in part facilitated by utilizing unrestricted cash, and in part by utilizing leverage. From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. At March 31, 2011, we had borrowed $124.5 million from our prime brokers in order to purchase investment securities and $277.0 million under term margin agreements from prime brokers to provide collateral for our letters of credit outstanding.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2011, 93.4% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 4.5% was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.1% was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, our investment advisor requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2011, $87.0 million (December 31, 2010: $98.6 million) of our investments were valued based on broker quotes, of which $68.4 million (December 31, 2010: 72.1 million) were based on observable market information and classified as Level 2, and $18.6 million (December 31, 2010: $26.5 million) were based on non-observable inputs and classified as Level 3.

During the three months ended March 31, 2011, certain of our equity securities which were previously unlisted, began trading on US exchanges and as a result we were able to determine fair values of these securities based on quoted prices in active markets. Therefore we transferred securities with a fair value of $9.7 million on the date of transfer from Level 3 to Level 1 fair value measurements. There were no other transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2010. The increase in our Level 3 investments was primarily due to private equity investments purchased during the three months ended March 31, 2011.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

    At March 31, 2011, our securities sold, not yet purchased decreased by $90 million, or 12.4%, from $726.7 million at December 31, 2010. For the same period, our restricted cash decreased from $977.3 million to $938.2 million, a decrease of $39.1 million, or 4.0%. The decrease in restricted cash resulted from decreases in securities sold, not yet purchased and decreases in cash held by swap counter-parties. The decrease was partially offset by increases in cash collateral for certain letters of credit issued during the first quarter of 2011.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses as of March 31, 2011 and December 31, 2010 were comprised of the following:

	March 31, 2011			December 31, 2010
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$75,363	97,901	$173,264	$59,216	$87,504	$146,720
Severity	25,895	20,550	46,445	18,114	21,633	39,747
Total	$101,258	118,451	$219,709	$77,330	$109,137	$186,467

The increase in frequency loss reserves is mainly a result of estimated losses incurred associated with the increase in earned premiums during the three months ended March 31, 2011. The severity case reserves increased as a result of estimate losses relating to the 2011 catastrophe events in New Zealand and Japan. For most of the contracts written as of March 31, 2011, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of April 29, 2011, our maximum aggregate loss exposure to any series of natural peril events was $83.0 million. For purposes of the preceding sentence, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$59,652	$83,047
Europe	23,800	35,263
Japan	35,263	35,263
Rest of the world	20,263	20,263
Maximum Aggregate	59,652	83,047

(1)       Includes the Caribbean

Shareholders’ Equity

    Our shareholders’ equity decreased to $785.7 million as of March 31, 2011 from $839.2 million as of December 31, 2010, a decrease of $53.5 million, or 6.4%. The decrease was principally due to a net loss of $43.0 million during the first quarter of 2011, and partially due to withdrawal of $10.4 million by DME Advisors from the non-controlling interest in the joint venture during the period.

Liquidity and Capital Resources

General

We are organized as a holding company with no operations of our own. As a holding company, we have minimal continuing cash needs, most of which are principally related to the payment of administrative expenses. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite risks associated with our property and casualty reinsurance programs. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

    As of March 31, 2011, both Greenlight Re and GRIL were rated “A- (Excellent)” with a stable outlook by A.M. Best & Co. This rating reflects A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations, and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of March 31, 2011, approximately 93.4% of our investments were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion which can all be readily liquidated to meet current and future liabilities. As of March 31, 2011, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2011, we generated $7.9 million in cash from operations principally as a result of increased underwriting activities. We used $16.4 million of cash for investing activities which is net of $70.1 million of additional margin borrowing from prime brokers for investing purposes. We generated no significant cash from financing activities during the three months ended March 31, 2011.

As of March 31, 2011, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities, and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are both subject to regulatory minimum capital requirements and regulatory constraints that affect its ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2011, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

    As of March 31, 2011, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2011, we had four letter of credit facilities totaling $610.0 million with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of March 31, 2011, an aggregate amount of $396.1 million (December 31, 2010: $339.9 million) in letters of credit were issued under these facilities. Under the facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. At March 31, 2011, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $485.1 million (December 31, 2010: $349.6 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the three months ended March 31, 2011.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, we have filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009. We did not make any significant commitments for capital expenditures during the period ended March 31, 2011.

            The Board has adopted a share repurchase plan authorizing management to repurchase up to 2.0 million Class A ordinary shares. We may from time to time repurchase shares to optimize our capital structure. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of such shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which will expire on June 30, 2012, does not require us to repurchase any specific number of such shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2011, we had repurchased 228,900 Class A ordinary shares under the share repurchase plan.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. At March 31, 2011, there were 1,334,558 Class A ordinary shares available for future issuance.

    Each of our reinsurance subsidiaries, Greenlight Re and GRIL, are rated ‘‘A− (Excellent)’’ by A.M. Best & Co. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2011 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating leases obligations (1)	$277	$552	$552	$621	$2,002
Specialist service agreement	597	425	—	—	1,022
Private equity investments (2)	18,956	—	—	—	18,956
Loss and loss adjustment expense reserves (3)	103,400	78,904	31,545	5,860	219,709
	$123,230	$79,881	$32,097	$6,481	$241,689

(1)       Reflects our contractual obligations pursuant to the July 9, 2008 lease agreement as described below.

(2)       As of March 31, 2011, we had made total commitments of $36.5 million in private investments of which we have invested $17.5 million, and our remaining commitments to these investments total $19.0 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

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

    On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. This agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010, through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to this agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2011, no performance allocation was recorded due to the net investment loss for the period.

    In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the agreement for any reason with 30 days prior written notice to the other party.

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

We believe we are principally exposed to the following types of market risk:

• equity price risk;

• foreign currency risk;

• interest rate risk;

• credit risk;

• effects of inflation; and

• political risk.

Equity Price Risk

As of March 31, 2011, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2011, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $33.2 million, or 3.2%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2011, we had no reported losses payable in foreign currencies.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2011, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2011:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(1,638)	(0.16)%	$1,638	0.16%
Chinese Yuan	7,088	0.69	(18)	(0.00)
Euro Dollar	2,812	0.27	(402)	(0.04)
Indian Rupee	—	—	—	—
Japanese Yen	35,076	3.39	(9,642)	(0.93)
Norwegian Krone	(1,490)	(0.14)	1,490	0.14
Other	(289)	(0.03)	289	0.03
Total	$41,559	4.02%	$(6,645)	(0.64)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

Interest Rate Risk

Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the converse is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2011:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$129	0.01%	$(67)	(0.01)%
Credit default swaps	(96)	(0.01)	96	0.01
Interest rate options	20,393	1.98	(9,356)	(0.9)
Net exposure to interest rate risk	$20,426	1.98%	$(9,327)	(0.9)%

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

    Political Risk

We are exposed to political risk to the extent that our investment advisor, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy. We are not currently exposed to political risk coverage on our insurance contracts, however changes in government laws and regulations may impact our underwriting operations (see Item 1A "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010).

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any of our existing contractual disputes, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

   Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

   As of April 29, 2011, there have been no material changes to the risk factors disclosed in Item 1A ‘‘Risk Factors’’ included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2011, we had repurchased 228,900 shares under the share repurchase plan. During the three months ended March 31, 2011, there were no repurchases of our Class A ordinary shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Letter of Credit Agreement effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 on the Company's Form 10-K filed on February 22, 2011)
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	May 2, 2011
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	May 2, 2011