Form 10-Q
period 2011-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2011-08-09
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,320,867
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of August 5, 2011)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
Assets
Investments
Debt instruments, trading, at fair value	$3,364	$15,610
Equity securities, trading, at fair value	831,175	839,921
Other investments, at fair value	204,354	196,490
Total investments	1,038,893	1,052,021
Cash and cash equivalents	9,611	45,540
Restricted cash and cash equivalents	956,663	977,293
Financial contracts receivable, at fair value	23,810	28,701
Reinsurance balances receivable	118,429	109,567
Loss and loss adjustment expenses recoverable	15,236	11,976
Deferred acquisition costs, net	80,625	87,389
Unearned premiums ceded	18,159	7,424
Notes receivable	17,955	14,205
Other assets	5,364	3,886
Total assets	$2,284,745	$2,338,002
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$680,863	$726,737
Financial contracts payable, at fair value	12,896	22,746
Due to prime brokers	309,492	273,071
Loss and loss adjustment expense reserves	218,618	186,467
Unearned premium reserves	226,915	234,983
Reinsurance balances payable	28,152	20,164
Funds withheld	27,251	22,887
Other liabilities	10,373	11,786
Total liabilities	1,514,560	1,498,841
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,320,867 (2010: 30,200,835): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2010: 6,254,949))	3,658	3,646
Additional paid-in capital	487,567	485,555
Non-controlling interest in joint venture	33,709	45,758
Retained earnings	245,251	304,202
Total shareholders’ equity	770,185	839,161
Total liabilities and shareholders’ equity	$2,284,745	$2,338,002

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three and six months ended June 30, 2011 and 2010
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$113,266	$88,956	$214,005	$155,843
Gross premiums ceded	(17,183)	(4,011)	(20,659)	(4,589)
Net premiums written	96,083	84,945	193,346	151,254
Change in net unearned premium reserves	11,068	(35,544)	18,962	(46,537)
Net premiums earned	107,151	49,401	212,308	104,717
Net investment income (loss)	(19,469)	22,632	(55,645)	5,801
Other income (expense), net	(86)	(374)	(347)	(528)
Total revenues	87,596	71,659	156,316	109,990
Expenses
Loss and loss adjustment expenses incurred, net	56,870	35,544	122,595	64,679
Acquisition costs, net	42,824	14,465	84,945	31,376
General and administrative expenses	4,336	3,094	9,335	8,241
Total expenses	104,030	53,103	216,875	104,296
Net income (loss) before non-controlling interest and income tax expense	(16,434)	18,556	(60,559)	5,694
Non-controlling interest in (income) loss of joint venture	513	(854)	1,649	(375)
Net income (loss) before income tax expense	(15,921)	17,702	(58,910)	5,319
Income tax benefit (expense)	(40)	(50)	(41)	(58)
Net income (loss)	$(15,961)	$17,652	$(58,951)	$5,261
Earnings (loss) per share
Basic	$(0.44)	$0.48	$(1.63)	$0.14
Diluted	$(0.44)	$0.47	$(1.63)	$0.14
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	36,153,743	36,436,903	36,153,743	36,386,697
Diluted	36,153,743	37,218,783	36,153,743	37,155,475

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2011 and 2010
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Non-controlling interest in joint venture	Retained earnings	Total
	($ in thousands)
Balance at December 31, 2009	$3,632	$481,449	$30,597	$213,560	$729,238
Issue of Class A ordinary shares, net of forfeitures	13	32	—	—	45
Share-based compensation expense, net of forfeitures	—	1,846	—	—	1,846
Non-controlling interest withdrawal from joint venture	—	—	(1,501)	—	(1,501)
Non-controlling interest in income of joint venture	—	—	375	—	375
Net income (loss)	—	—	—	5,261	5,261
Balance at end of period June 30, 2010	$3,645	$483,327	$29,471	$218,821	$735,264

Balance at December 31, 2010	$3,646	$485,555	$45,758	$304,202	$839,161
Issue of Class A ordinary shares, net of forfeitures	12	—	—	—	12
Share-based compensation expense, net of forfeitures	—	2,012	—	—	2,012
Non-controlling interest withdrawal from joint venture	—	—	(10,400)	—	(10,400)
Non-controlling interest in loss of joint venture	—	—	(1,649)	—	(1,649)
Net income (loss)	—	—	—	(58,951)	(58,951)
Balance at end of period June 30, 2011	$3,658	$487,567	$33,709	$245,251	$770,185

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the six months ended June 30, 2011 and 2010
 (expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2011	2010
Cash provided by (used in) Operating activities
Net income (loss)	$(58,951)	$5,261
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Net change in unrealized gains and losses on investments and financial contracts	92,833	18,842
Net realized gains on investments and financial contracts	(57,394)	(13,049)
Foreign exchange gains and losses on restricted cash and cash equivalents	7,630	(18,730)
Non-controlling interest in income (loss) of joint venture	(1,649)	375
Share-based compensation expense	2,024	1,859
Depreciation expense	112	112
Net change in
Reinsurance balances receivable	(8,862)	(55,172)
Loss and loss adjustment expenses recoverable	(3,260)	(1,680)
Deferred acquisition costs, net	6,764	(10,937)
Unearned premiums ceded	(10,735)	968
Other assets	(1,590)	(1,895)
Loss and loss adjustment expense reserves	32,151	27,387
Unearned premium reserves	(8,068)	45,570
Reinsurance balances payable	7,988	(2,273)
Funds withheld	4,364	3,076
Other liabilities	(1,413)	(1,010)
Performance compensation payable to related party	—	518
Net cash provided by (used in) operating activities	$1,944	$(778)
Investing activities
Purchases of investments and financial contracts	(800,629)	(719,281)
Sales of investments and financial contracts	727,485	599,226
Change in due to prime brokers	36,421	21,013
Change in restricted cash and cash equivalents, net	13,000	85,615
Change in notes receivable, net	(3,750)	(10)
Non-controlling interest withdrawal from joint venture	(10,400)	(1,501)
Net cash used in investing activities	$(37,873)	$(14,938)
Financing activities
Net proceeds from exercise of stock options	—	32
Net cash provided by financing activities	$—	$32
Net decrease in cash and cash equivalents	(35,929)	(15,684)
Cash and cash equivalents at beginning of the period	45,540	31,717
Cash and cash equivalents at end of the period	$9,611	$16,033
Supplementary information
Interest paid in cash	$9,203	$5,504
Interest received in cash	876	3,346
Income tax paid in cash	144	15

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2011

1.	ORGANIZATION AND BASIS OF PRESENTATION

    Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Re"), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class "B" insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During September 2010, GLRE established a new wholly owned reinsurance subsidiary based in Dublin called Greenlight Reinsurance Ireland, Ltd. ("GRIL"). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America. As used herein, the ‘‘Company’’ refers collectively to GLRE and its subsidiaries.

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

    The results for the six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

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

Restricted Cash and Cash Equivalents

    The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased and for collateralizing the letters of credit issued under certain letter of credit facilities (see Notes 4 and 8). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased and letters of credit issued. Derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

Deferred Acquisition Costs

   Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred subject to ultimate recoverability and amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2011 and December 31, 2010, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of June 30, 2011, $8.7 million (December 31, 2010: $6.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2011, $2.2 million and $2.6 million (2010: $0.3 million and $0.9 million), respectively, of profit commission expenses were included in acquisition costs, on the condensed consolidated statements of income.

Loss and Loss Adjustment Expense Reserves and Recoverable

    The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses, including losses incurred but not reported. These estimated ultimate reserves are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company quarterly on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

    Loss and loss adjustment expenses recoverable include amounts due from retrocessionaires for paid and unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance expenses recoverable when recovery is no longer probable.

Notes Receivable

    Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. At June 30, 2011 and December 31, 2010, all notes receivable were considered current and performing. For the six months ended June 30, 2011, the notes earned interest at annual interest rates ranging from 6% to 10% and had remaining maturity terms ranging from approximately 3 years to 8 years. Included in the notes receivable balance was accrued interest of $1.7 million at June 30, 2011 (December 31, 2010: $1.4 million) of which $1.7 million (December 31, 2010: $1.3 million) related to interest accrued on a note receivable which contractually requires any principal or interest payments to be approved in advance by the Florida Office of Insurance Regulation. This note receivable matures in December 2018 and based on management’s assessment, the accrued interest and principal are expected to be fully collectible and therefore no provision for uncollectible interest was deemed necessary at June 30, 2011. Interest income earned on notes receivable is included under net investment income (loss) in the condensed consolidated statements of income.

Deposit Assets and Liabilities

    In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At June 30, 2011, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $4.7 million and $1.1 million of deposit assets and deposit liabilities (December 31, 2010: $3.9 million and $1.0 million), respectively. For the three and six months ended June 30, 2011, included in other income (expense), net were expenses of $0.2 million and $0.5 million, respectively, relating to losses on deposit accounted contracts. For the three and six months ended June 30, 2011, there were no gains reported on deposit accounted contracts. For the three and six months ended June 30, 2010, included in other income (expense), net were expenses of $0.2 million and $0.4 million, respectively, relating to losses on deposit accounted contracts. For the three and six months ended June 30, 2010, there were no gains reported on deposit accounted contracts.

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

    The Company’s "other investments" may include investments in private and unlisted equity securities, limited partnerships, futures, commodities, exchange traded options and over-the-counter options ("OTC"), which are all carried at fair value. The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for "other investments". For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values. Amounts invested in exchange traded and OTC call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes.

    For securities classified as "trading securities," and "other investments," any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

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

    Financial Contracts

    The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps ("CDS") and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement on the contract.

Total return swap agreements, included in the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive, or obligated to pay, the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on either interest rate, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income (loss) in the condensed consolidated statements of income.

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

U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share. Therefore, for the three and six months ended June 30, 2011 unvested restricted stock awards were excluded from the weighted average shares outstanding.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding	36,153,743	36,436,903	36,153,743	36,386,697
Effect of dilutive service provider share-based awards	—	181,126	—	178,955
Effect of dilutive employee and director share-based awards	—	600,754	—	589,823
	36,153,743	37,218,783	36,153,743	37,155,475
Anti-dilutive stock options outstanding	240,000	160,000	240,000	160,000
Participating securities excluded from calculation of loss per share	422,073	—	422,073	—

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

Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. Neither Verdant nor GRIL has taken any tax position that is subject to significant uncertainty or that are reasonably likely to have a material impact to Verdant, GRIL or the Company.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2011-04 to have a material impact on its results of operations, financial position or disclosures.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02 ("ASU 2011-02"), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2011-02 to have a material impact on its results of operations or financial position.

In October 2010, the FASB issued Accounting Standards Update No. 2010-26 ("ASU 2010-26"), Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. ASU 2010-26 is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively upon adoption, although retrospective application is permitted. The Company is reviewing ASU 2010-26; however, the Company does not expect the effects of implementing ASU 2010-26 to have a material impact on the Company’s results of operations or financial position.

3.	FINANCIAL INSTRUMENTS

    Fair Value Hierarchy

    The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income (loss) in the condensed consolidated statements of income.

    The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2011:

	Fair value measurements as of June 30, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$2,571	$793	$3,364
Listed equity securities	831,175	—	—	831,175
Commodities	128,439	—	—	128,439
Private and unlisted equity securities	—	22,932	39,911	62,843
Put options	—	10,691	—	10,691
Call options	—	585	—	585
Futures	1,796	—	—	1,796
Financial contracts receivable	—	23,810	—	23,810
	$961,410	$60,589	$40,704	$1,062,703
Liabilities:
Debt instruments, sold not yet purchased	$—	$(1,889)	$—	$(1,889)
Listed equity securities, sold not yet purchased	(678,945)	—	—	(678,945)
Call options	—	(29)	—	(29)
Financial contracts payable	—	(12,896)	—	(12,896)
	$(678,945)	$(14,814)	$—	$(693,759)

    The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2010:

	Fair value measurements as of December 31, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$12,365	$3,245	$15,610
Listed equity securities	839,921	—	—	839,921
Commodities	132,466	—	—	132,466
Private and unlisted equity securities	—	3,610	42,947	46,557
Futures	103	—	—	103
Call options	—	3,429	—	3,429
Put options	—	13,935		13,935
Financial contracts receivable	—	28,487	214	28,701
	$972,490	$61,826	$46,406	$1,080,722
Liabilities:
Debt instruments, sold not yet purchased	$—	$(1,817)	$—	$(1,817)
Listed equity securities, sold not yet purchased	(724,600)	—	—	(724,600)
Call options	—	(320)	—	(320)
Financial contracts payable	—	(22,746)	—	(22,746)
	$(724,600)	$(24,883)	$—	$(749,483)

    The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of and for the three and six months ended June 30, 2011:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended June 30, 2011			Fair value measurements using significant unobservable inputs (Level 3) Six months ended June 30, 2011
2011	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$838	$37,601	$38,439	$3,245	$42,947	$214	46,406
Purchases	—	1,914	1,914	—	4,599	—	4,599
Sales	(4)	(417)	(421)	(2,401)	(1,365)	—	(3,766)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(41)	813	772	(51)	3,392	(214)	3,127
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(9,662)	—	(9,662)
Ending balance, June 30, 2011	$793	$39,911	$40,704	$793	$39,911	$—	$40,704

    The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of and for the three and six months ended June 30, 2010:

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

For the six months ended June 30, 2011, $9.7 million of securities were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2010, the Company transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and, as a result, the Company relied on broker quotes to determine the fair value. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2010.

    For the three and six months ended June 30, 2011, there were no realized gains or losses (2010: realized gains $0.2 million and $0.6 million, respectively), and unrealized gains of $0.8 million and $3.3 million (2010: $0.1 million and $0.5 million), respectively, on securities held at the reporting date and valued using unobservable inputs were included in net investment income in the condensed consolidated statements of income. In addition, for the three and six months ended June 30, 2011, nil and $0.2 million (2010: $0.2 million and $0.2 million), respectively, of amortization expense relating to financial contracts receivable, valued using unobservable inputs, were included in other income (expense), net.

Investments

    Debt Instruments, Trading

    At June 30, 2011, the following investments are included in debt instruments:

2011	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,995	$1,416	$(1,331)	$3,080
Corporate debt – Non U.S.	283	1	—	284
Total debt instruments	$3,278	$1,417	$(1,331)	$3,364

    At December 31, 2010, the following investments are included in debt instruments:

2010	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$11,384	$5,574	$(1,349)	$15,609
Corporate debt – Non U.S.	16	—	(15)	1
Total debt instruments	$11,400	$5,574	$(1,364)	$15,610

    The maturity distribution for debt instruments held at June 30, 2011 is as follows:

	Cost/amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—
From one to five years	670	1,664
From five to ten years	283	284
More than ten years	2,325	1,416
	$3,278	$3,364

    Investment in Equity Securities, Trading

    At June 30, 2011, the following long positions are included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$688,622	$133,766	$(19,375)	$803,013
Exchange traded funds	16,563	11,599	—	28,162
	$705,185	$145,365	$(19,375)	$831,175

    At December 31, 2010, the following long positions are included in investment securities, trading:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$661,695	$164,861	$(18,347)	$808,209
Exchange traded funds	16,564	15,148	—	31,712
	$678,259	$180,009	$(18,347)	$839,921

Other Investments

"Other investments" include options, futures, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying financial instrument at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of June 30, 2011, the Company held OTC put options (long) with a fair value of $8.6 million (December 31, 2010: $13.9 million) and OTC call options (long) with a fair value of $0.3 million (December 31, 2010: nil). As of June 30, 2011 and December 31, 2010, commodities were comprised of gold bullion.

    At June 30, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$88,273	$40,166	$—	$128,439
Private and unlisted equity securities	59,168	5,173	(1,498)	62,843
Put options	27,700	330	(17,339)	10,691
Call options	4,532	58	(4,005)	585
Futures	—	1,796	—	1,796
	$179,673	$47,523	$(22,842)	$204,354

    At December 31, 2010, the following securities were included in other investments:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,551	$35,915	$—	$132,466
Private and unlisted equity securities	46,438	3,280	(3,161)	46,557
Put options	24,404	31	(10,500)	13,935
Call options	4,520	58	(1,149)	3,429
Futures	3	100	—	103
	$171,916	$39,384	$(14,810)	$196,490

As of June 30, 2011, included in private and unlisted equity securities are investments in private equity funds with a fair value of $9.8 million (December 31, 2010: $6.6 million). The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's reporting period. The private equity funds have varying lock-up periods and as of June 30, 2011 none of the funds were redeemable. As of June 30, 2011, the Company had $16.5 million (December 31, 2010: $11.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. This commitment is included in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

 Investments in Securities Sold, Not Yet Purchased

At June 30, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(596,729)	$63,694	$(145,680)	$(678,715)
Warrants and rights on listed equities	—	—	(230)	(230)
Debt instruments	(1,870)		(19)	(1,889)
Call options	(827)	798	—	(29)
	$(599,426)	$64,492	$(145,929)	$(680,863)

    At December 31, 2010, the following securities were included in investments in securities sold, not yet purchased:

2010	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(634,720)	$61,216	$(101,960)	$(675,464)
Warrants and rights on listed equities	—	—	(427)	(427)
Exchange traded funds	(42,380)	—	(6,329)	(48,709)
Debt instruments	(1,870)	53	—	(1,817)
Call options	(826)	506	—	(320)
	$(679,796)	$61,775	$(108,716)	$(726,737)

    Financial Contracts

    As of June 30, 2011 and December 31, 2010, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security.

    At June 30, 2011, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD & JPY	3,086,442	$7,306
Credit default swaps, purchased – sovereign debt	USD	370,383	11,628
Total return swaps – equities	USD	44,101	4,876
Total financial contracts receivable, at fair value			$23,810
Financial contract payable
Currency forwards	JPY	114,165	$(640)
Credit default swaps, purchased – sovereign debt	USD	296,903	$(6,152)
Credit default swaps, purchased – corporate debt	USD	286,891	(3,855)
Total return swaps – equities	USD	24,598	(2,249)
Total financial contracts payable, at fair value			$(12,896)

At December 31, 2010, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD & JPY	3,086,442	$11,860
Credit default swaps, purchased – sovereign debt	USD	258,299	10,507
Total return swaps – equities	USD	39,426	6,120
Weather derivative swap	USD	10,000	214
Total financial contracts receivable, at fair value			$28,701
Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	296,903	$(4,563)
Credit default swaps, purchased – corporate debt	USD	286,891	(3,496)
Credit default swaps, issued – corporate debt	USD	35,890	(12,037)
Total return swaps – equities	USD	33,881	(2,650)
Total financial contracts payable, at fair value			$(22,746)

 As of June 30, 2011 and December 31, 2010, included in interest rate options are contracts on U.S. and Japanese interest rates.

During the three and six months ended June 30, 2011 and 2010, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended June 30,		Gain (loss) on derivatives recognized in income for the six months ended June 30,
		2011	2010	2011	2010
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income (loss)	$(5,518)	$(8,097)	$(4,554)	$(13,303)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(632)	2,531	(1,976)	2,528
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	1,461	5,764	(7,219)	7,922
Total return swaps – equities	Net investment income (loss)	29	818	3,317	1,615
Credit default swaps, issued – corporate debt	Net investment income (loss)	(3)	(618)	4,785	767
Options, futures, warrants, and rights	Net investment income (loss)	(8,908)	(1,205)	(20,325)	(8,490)
Currency forwards	Net investment income (loss)	(3,944)	—	(3,944)	—
Weather derivative swap	Other income (expense), net	—	(214)	(214)	(214)
Total		$(17,515)	$(1,021)	$(30,130)	$(9,175)

    The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

    For the three and six months ended June 30, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2011		Six months ended June 30, 2011
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$204,053	$91,632	$213,942	$137,749
Total return swaps	11,203	1,655	11,203	16,603
Options	247,964	184,067	546,988	230,490
Futures	12,469	—	41,726	55,093
Currency Forwards	372,843	262,622	372,843	262,622
Weather derivative swap	—	—	—	10,000
Total	$848,532	$539,976	$1,186,702	$712,557

    For the three and six months ended June 30, 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2010		Six months ended June 30, 2010
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$318,125	$75,502	$318,125	$206,146
Total return swaps	19,862	302	30,099	4,418
Weather derivative swap	10,000	—	10,000	—
Futures	—	—	44,436	41,762
Options – equity	134,141	139,383	322,401	141,582
Total	$482,128	$215,187	$725,061	$393,908

 4.         DUE TO PRIME BROKERS

At June 30, 2011, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by the banks. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At June 30, 2011, the amounts due to prime brokers included $251.1 million (December 31, 2010: $218.7 million) of cash borrowed under the term margin agreements to provide collateral for certain letters of credit facilities and $58.3 million (December 31, 2010: $54.4 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets. At June 30, 2011, the Company was in compliance with the level of leverage for investment purposes allowed under its investment guidelines.

5.	RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the three months ended June 30, 2011 and 2010, loss and loss adjustment expenses incurred of $56.9 million and $35.5 million, respectively, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $3.9 million and $1.3 million, respectively. For the six months ended June 30, 2011 and 2010, loss and loss adjustment expenses incurred of $122.6 million and $64.7 million, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $7.8 million and $2.6 million, respectively. Retrocession contracts do not relieve the Company from its obligations to the insured. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires to monitor their credit quality. At June 30, 2011, the Company had loss and loss adjustment expense recoverables of $0.1 million (December 31, 2010: $0.4 million) with a retrocessionaire rated "A+ (Superior)" by A.M. Best. Additionally, the Company has losses recoverable of $15.1 million (December 31, 2010: $11.6 million) with unrated retrocessionaires. At June 30, 2011 and December 31, 2010, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

6.      SHARE-BASED COMPENSATION

    During the six months ended June 30, 2011, the Company issued 86,737 (six months ended June 30, 2010: 96,720) restricted shares of Class A ordinary shares to its employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from date of issue, subject to the grantee's continued service with the Company.

    During the six months ended June 30, 2011, the Company also issued to non-employee directors an aggregate of 33,295 restricted Class A ordinary shares (six months ended June 30, 2010: 34,780) as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

    The restricted share award activities during the six months ended June 30, 2011 were as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2010	469,099	$19.00
Granted	120,032	26.12
Vested	(167,058)	19.95
Forfeited	—	—
Balance at June 30, 2011	422,073	$20.64

Employee and Director Stock Options

    During the six months ended June 30, 2011, no stock options were exercised. For the six months ended June 30, 2010, 2,340 stock options were exercised which had a weighted average exercise price of $13.85.  For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the six months ended June 30, 2010 was $26,500.  At June 30, 2011, 1,299,263 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

    Employee and director stock option activity during the six months ended June 30, 2011 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2010	1,359,000	$15.31	$6.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2011	1,359,000	$15.31	$6.57

    In addition to the above referenced employee and director stock options, at June 30, 2011, there were 300,000 service provider stock options outstanding, with an exercise price of $10.00 per share, which will expire in 2014.

    The following table is a summary of voting ordinary shares issued and outstanding:

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,200,835	6,254,949	30,063,893	6,254,949
Issue of ordinary shares, net of forfeitures	120,032	—	132,942	—
Balance – end of period	30,320,867	6,254,949	30,196,835	6,254,949

7.         RELATED PARTY TRANSACTIONS

    Investment Advisory Agreement

            The Company and its reinsurance subsidiaries are party to an Investment Advisory Agreement (the "Advisory Agreement") with DME Advisors, LP ("DME Advisors") under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for managing certain jointly held assets. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

    Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors' account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. Due to a net investment loss for the six months ended June 30, 2011, no performance compensation was recorded. For the six months ended June 30, 2010, $0.5 million of performance compensation expense was recorded in the net investment income on the condensed consolidated statements of income.

    Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment loss for the three and six months ended June 30, 2011 are management fees of $3.8 million and $7.6 million, respectively (June 30, 2010: $3.2 million and $6.4 million, respectively). All management fees were fully paid as of June 30, 2011.

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

    Operating Leases

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of this lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of June 30, 2011.

    GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating $67,528 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of June 30, 2011.

The total rent expense for the three and six months ended June 30, 2011 was $77,000 and $145,000 (2010: $91,002 and $153,640), respectively.

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

    Private Equity

    From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of June 30, 2011, the Company had commitments to invest an additional $18.0 million in private equity investments. Included in the schedule below are the minimum payment obligations relating to private equity investments.

    Schedule of Commitments and Contingencies

    The following is a schedule of future minimum payments required under the above commitments:

	2011	2012	2013	2014	2015	Thereafter	Total
	($ in thousands)
Operating lease obligations	$186	$372	$372	$372	$372	$727	$2,401
Specialist service agreement	250	400	150	—	—	—	800
Private equity and limited partnerships (1)	18,000	—	—	—	—	—	18,000
	$18,436	$772	$522	$372	$372	$727	$21,201

(1)
Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2011.

    Letters of Credit

At June 30, 2011, the Company had the following letter of credit facilities, each of which automatically renews each year unless terminated by either party in accordance with the required notice period:

	Available	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$100,000	July 20, 2012	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2012	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2012	120 days prior to termination date
JP Morgan Chase Bank, N.A	50,000	January 27, 2012	120 days prior to termination date
	$610,000

As of June 30, 2011, an aggregate amount of $384.1 million (December 31, 2010: $339.9 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash equivalents. As of June 30, 2011, the Company had pledged an aggregate of $435.3 million (December 31, 2010: $349.6 million) of equity securities, restricted cash, and cash equivalents as collateral for the letters of credit issued.

Each of the facilities contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to GLRE. As of June 30, 2011 and for the year ended December 31, 2010, the Company was in compliance with all of the covenants under each of these facilities.

    Litigation

From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine rights and obligations under the Company's reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, the Company does not believe that any of existing disputes, when finally resolved, will have a material adverse effect on its business, financial condition or operating results.

9.	SEGMENT REPORTING

    The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

    The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business
	Three months ended June 30, 2011			Three months ended June 30, 2010			Six months ended June 30, 2011			Six months ended June 30, 2010
	($ in thousands)			($ in thousands)			($ in thousands)			($ in thousands)
Property
Commercial lines	$3,813		3.4%	$2,250		2.5%	$8,969		4.2%	$9,416		6.0%
Personal lines	58,156		51.3	32,998		37.1	106,050		49.6	45,611		29.3
Total Property	61,969		54.7	35,248		39.6	115,019		53.8	55,027		35.3
Casualty
General liability	11,641		10.3	11,988		13.5	18,637		8.7	15,099		9.7
Marine liability	—		—	—		—	185		0.1	483		0.3
Motor liability	20,609		18.2	18,556		20.9	33,672		15.7	29,649		19.0
Motor physical damage	541		0.5	216		0.2	(1,115	) (1)	(0.5)	1,327		0.9
Professional liability	(185	) (1)	(0.2)	287		0.3	240		0.1	1,307		0.8
Total Casualty	32,606		28.8	31,047		34.9	51,619		24.1	47,865		30.7
Specialty
Financial	1,653		1.5	10,278		11.6	6,276		2.9	15,650		10.0
Health	11,326		10.0	11,451		12.9	25,990		12.1	33,769		21.7
Medical malpractice	—		—	(237	) (1)	(0.3)	—		—	(1,929	) (1)	(1.2)
Workers’ compensation	5,712		5.0	1,169		1.3	15,101		7.1	5,461		3.5
Total Specialty	18,691		16.5	22,661		25.5	47,367		22.1	52,951		34.0
	$113,266		100.0%	$88,956		100.0%	$214,005		100.0%	$155,843		100.0%

(1)       The negative balance represents reversal of premiums due to termination of contracts or premiums returned upon commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured
	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
USA	$109,699	96.8%	$79,205	89.0%	$200,324	93.6%	$127,030	81.5%
Worldwide (1)	3,318	2.9	9,751	11.0	13,007	6.1	28,813	18.5
Caribbean	300	0.3	—	—	300	0.1	—	—
Europe	(51)	—	—	—	374	0.2	—	—
	$113,266	100.0%	$88,956	100.0%	$214,005	100.0%	$155,843	100.0%

(1)       "Worldwide" comprises of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     References to "we," "us," "our," "our company," "Greenlight Re," or "the Company" refer to Greenlight Capital Re, Ltd. ("GLRE") and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, ("Greenlight Reinsurance"), Greenlight Reinsurance Ireland, Ltd. ("GRIL") and Verdant Holding Company, Ltd. ("Verdant"), unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

       The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2011 and 2010 and financial condition as of June 30, 2011 and December 31, 2010. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

General

We are a Cayman Islands headquartered global specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, that we believe will yield favorable long-term returns on equity.

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by United States generally accepted accounting principles ("U.S. GAAP"). Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

•       frequency business; and

•       severity business.

Frequency business is characterized by contracts containing a potentially large number of small losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength, service and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to greater predictability. We also expect that over time the profit margins and return on equity of our frequency business will be lower than those of our severity business.

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

Outlook and Trends

       We believe that the rebound in the financial markets since 2009 has resulted in restored financial positions in the property and casualty insurance and reinsurance industry. As a result, we believe that more underwriting capacity has become available in the property and casualty market, which in turn has resulted in a delay in significant price increases for our specialty products. While the lack of large natural catastrophes in 2009 and 2010 had increased industry capital, we believe the 2011 catastrophes, specifically the New Zealand earthquakes and the Japan earthquake and tsunami, have eroded industry capital. However, we believe the reinsurance industry, in general, is over capitalized and the recent catastrophes may result only in a reduction of share buybacks rather than a hardening of reinsurance pricing. Further, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for insurance and, accordingly, reinsurance. Notwithstanding, price reductions from prior years appear to have slowed and in some cases reversed. We believe that pricing of the property and casualty industry likely will be relatively flat for the near term, notwithstanding that the current price levels are not economically rational.

       Given that prior years' reserve redundancies have been reduced substantially and current interest rates on fixed maturity investments remain low, we believe the industry will eventually increase pricing. However, we do not expect to see the effects of this until 2012 or later. Price increases could occur earlier if financial and credit markets experience adverse shocks and loss of capital of insurers and reinsurers, or if there are more major catastrophic events, especially in North America. The Florida homeowners’ insurance market continues to experience significant rate increases. In accordance with our strategy, we have increased our portfolio in this market and continue to look for other opportunities. Additionally, property catastrophe retrocession pricing has increased moderately during the first half of 2011. We are seeing signs of some hardening of pricing in the global property catastrophe business as a result of the 2011 catastrophic events. In addition, there is a possibility that the changes in the widely used catastrophe risk model, Risk Management Solutions (RMS 11.0), will increase the modeled expected losses for many catastrophe programs in the United States which may result in some hardening of property catastrophe pricing. However, it is too early to tell whether the higher prices are temporary in nature or whether they will have a meaningful impact on the North American property catastrophe retrocession markets.  We believe that another major catastrophic event in 2011 could change the outlook dramatically. We intend to monitor trends in all lines of business to continue to assess whether pricing and terms and conditions change appreciably.

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

               Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition and the development of our strategic relationships. In addition, there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. In the first half of 2011, we saw a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. Further, there has been additional consolidation activity in the industry and we believe if such activity continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

       We believe our investment portfolio continues to be conservatively postured in 2011, with a net long position as of 23% as of June 30, 2011. The challenging investment environment has continued through the first half of the year, with significant uncertainty and global geopolitical and economic headwinds. Equity markets in the U.S. and Europe are volatile, due to slowing economic growth and concerns about the sustainability of monetary and fiscal policies. Stimulative monetary policy caused rising food and energy prices, which have led to a slowdown in consumer demand for other goods and services. Rising concern about sovereign debt appears likely to limit further fiscal stimulus. Given the challenging macroeconomic environment, we intend, for the foreseeable future, to continue holding a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, and sovereign credit default swaps.

    We intend to continue to monitor market conditions to position ourselves to participate in future underserved or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2010 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, we reported a net loss of $16.0 million, as compared to a net income of $17.7 million reported for the same period in 2010. The underwriting income before general and administrative expenses for the three months ended June 30, 2011 increased by $8.1 million, to $7.5 million compared to an underwriting loss of $0.6 million for the same period in 2010. The increase in the underwriting income for the three months ended June 30, 2011 was primarily due to the reversal of loss reserves on one of the catastrophe contracts for which losses from the 2011 New Zealand and Japan earthquakes were estimated during the first quarter of 2011. During the second quarter of 2011, based on updated information, the loss reserves on this contract were reversed which contributed to the increase in underwriting income for the three months ended June 30, 2011. By comparison, the underwriting loss for the three months ended June 30, 2010 included the impact of strengthening of loss reserves on our commercial motor contracts that were placed into run off during 2010. The impact from these run-off motor contracts was less significant during the three months ended June 30, 2011 compared to the same period in 2010. For the three months ended June 30, 2011, the decrease in net income is principally due to our investment portfolio reporting a net loss of $19.5 million, or a loss of 1.9% on our investment account, as compared to a net investment income of $22.6 million, or a return of 2.6%, for the same period in 2010.

For the six months ended June 30, 2011, we reported a net loss of $59.0 million, compared to net income of $5.3 million reported for the same period in 2010. The net loss is principally due to our investment portfolio reporting a net loss of $55.6 million, or a loss of 5.2%, on our investment account for the six months ended June 30, 2011 as compared to a net investment income of $5.8 million, or a return of 0.6%, for the same period in 2010. Underwriting income reported for the six months ended June 30, 2011 decreased by $3.9 million to $4.8 million from $8.7 million reported for the six months ended June 30, 2010. The decrease in underwriting income for the six months ended June 20, 2011 was principally due to a full limit loss of $5.0 million on a 2011 natural peril contract resulting from the 2011 New Zealand earthquake.

For the three months ended June 30, 2011, the basic adjusted book value per share decreased by $0.42 per share, or 2.0%, to $20.14 per share from $20.56 per share at March 31, 2011. During the three months ended June 30, 2011, fully diluted adjusted book value decreased by $0.41 per share, or 2.0%, to $19.82 per share from $20.23 per share at March 31, 2011.

 For the six months ended June 30, 2011, the basic adjusted book value per share decreased by $1.62 per share, or 7.5%, to $20.14 per share from $21.76 per share at December 31, 2010. During the six months ended June 30, 2011, fully diluted adjusted book value decreased by $1.57 per share, or 7.3%, to $19.82 per share from $21.39 per share at December 31, 2010.

                Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in a joint venture from total shareholders' equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$770,185	$785,654	$839,161	$766,800	$735,264
Less: Non-controlling interest in joint venture	(33,709)	(34,222)	(45,758)	(30,784)	(29,471)
Basic adjusted book value per share numerator	$736,476	$751,432	$793,403	$736,016	$705,793
Add: Proceeds from in-the-money stock options issued and outstanding	16,590	16,590	16,590	16,590	16,590
Fully diluted adjusted book value per share numerator	$753,066	$768,022	$809,993	$752,606	$722,383
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,575,816	36,540,521	36,455,784	36,455,784	36,451,784
Add: In-the-money stock options issued and outstanding	1,419,000	1,419,000	1,419,000	1,419,000	1,419,000
Fully diluted adjusted book value per share denominator	37,994,816	37,959,521	37,874,784	37,874,784	37,870,784

Basic adjusted book value per share	$20.14	$20.56	$21.76	$20.19	$19.36
Fully diluted adjusted book value per share	$19.82	$20.23	$21.39	$19.87	$19.07

         Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$108,601	95.9%	$86,720	97.5%	$200,954	93.9%	$139,061	89.2%
Severity	4,665	4.1	2,236	2.5	13,051	6.1	16,782	10.8
Total	$113,266	100.0%	$88,956	100.0%	$214,005	100.0%	$155,843	100.0%

We expect quarterly reporting of premiums written to remain volatile as our underwriting portfolio continues to develop and as market conditions fluctuate. The composition of premiums written between frequency and severity business will vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums for frequency business and severity business is reflected in the above table for comparing the three and six month periods ended June 30, 2011 and 2010.

For the three months ended June 30, 2011, the frequency gross premiums increased by $21.9 million, or 25.2%, primarily related to Florida homeowners’ personal lines contracts which increased $24.3 million on a gross basis (excluding any retroceded premiums). Other notable movements in our frequency portfolio related to an increase of $6.6 million in our workers’ compensation and motor liability premiums, which primarily resulted from our existing multi-line contracts with clients that have experienced significant growth in their underlying policies. These increases were partially offset by premiums for the specialty financial line which decreased by $8.6 million compared to the same period in 2010 as a result of reduction in expected premiums relating to our surety and trade credit contracts.

For the six months ended June 30, 2011, the frequency gross premiums increased by $61.9 million, or 44.5%, primarily related to the Florida homeowners’ personal lines contracts which increased $63.8 million on a gross basis. Additionally, workers’ compensation, motor liability and general liability premiums increased an aggregate of $17.5 million primarily as a result of our existing multi-line contracts that have experienced significant growth in their underlying policies. The increases were partially offset by premiums relating to the specialty health and the specialty financial lines of business (surety and trade credit) which in aggregate decreased by $17.4 million compared to the same period in 2010.

For the three months ended June 30, 2011, the increase in severity premiums of $2.4 million compared to 2010 was principally the net effect of a new excess of loss natural peril contract entered into during the period, partially offset by a reversal of additional premium that were previously recorded on a 2010 catastrophe contract related to the 2011 New Zealand earthquake and the Japan earthquake and tsunami. Since revised estimates indicate that this contract will not incur a loss, the additional premium has also been reversed accordingly.

For the six months ended June 30, 2011, the decrease in severity premiums of $3.7 million compared to 2010 was principally due to our decision to significantly reduce our participation in a number of property catastrophe contracts during the January 1, 2011 renewal period due to softening market conditions. In addition, we did not renew a casualty clash contract during 2011 since the terms offered to us did not meet our risk appetite and return hurdles. Subsequently, during the second quarter of 2011, we entered into a new excess of loss natural peril contract on more attractive terms than were being offered at the beginning of the year.

For the three months ended June 30, 2011, our ceded premiums were $17.2 million compared to $4.0 million for the same period in 2010. For the six months ended June 30, 2011, our ceded premiums were $20.7 million compared to $4.6 million for the same period in 2010. During the second quarter of 2011, we entered into a Florida homeowners’ personal lines contract which includes a quota share retrocession to the ceding insurer’s affiliated captive reinsurance company. The increase in ceded premiums for both three and six months ended June 30, 2011 is a result of this agreement.

Details of net premiums written are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$91,418	95.1%	$82,709	97.4%	$180,295	93.3%	$134,472	88.9%
Severity	4,665	4.9	2,236	2.6	13,051	6.7	16,782	11.1
Total	$96,083	100.0%	$84,945	100.0%	$193,346	100.0%	$151,254	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$104,594	97.6%	$42,751	86.5%	$202,879	95.6%	$88,612	84.6%
Severity	2,557	2.4	6,650	13.5	9,429	4.4	16,105	15.4
Total	$107,151	100.0%	$49,401	100.0%	$212,308	100.0%	$104,717	100.0%

 Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the three months ended June 30, 2011, the increase in frequency earned premiums of $61.8 million, or 144.7%, reflects the additional quota share contracts written during 2010 and 2011. The increase is primarily related to the new Florida homeowners’ property insurance contracts written during 2010 which accounted for $51.3 million of the increase in frequency earned premiums. To a lesser extent, the increase in earned premiums also related to general liability, professional liability, specialty health and workers’ compensation lines which together accounted for $9.8 million of the increase in frequency earned premiums for the three months ended June 30, 2011.

During the first half of 2011, all our frequency lines of business reported higher net premiums earned compared to the same period in 2010. The Florida homeowners’ property insurance contracts accounted for $91.9 million or 80.4% of the increase in net premiums earned for the six months ended June 30, 2011. The remaining increase was evenly distributed between the other lines of business.

For the three months ended June 30, 2011, severity net earned premiums decreased $4.1 million, or 61.5%, compared to the same period in 2010. For the six months ended June 30, 2011, severity net earned premium decreased $6.7 million, or 41.5%, compared to the same period in 2010. The decreases for both periods were principally due to premiums on our professional liability severity contracts that were fully earned in 2010, with no new professional liability severity contracts written in 2011. In addition, to a lesser extent, the decrease was due to our decision to reduce our participation in property catastrophe contracts during the January 1, 2011 renewal period.

    Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$60,957	107.2%	$32,397	91.1%	$117,069	95.5%	$61,113	94.5%
Severity	(4,087)	(7.2)	3,147	8.9	5,526	4.5	3,566	5.5
Total	$56,870	100.0%	$35,544	100.0%	$122,595	100.0%	$64,679	100.0%

For the three months ended June 30, 2011 and 2010, the loss ratios for our frequency business were 58.3% and 75.8%, respectively. The decrease in the frequency loss ratio is partly related to the commercial motor liability contracts that are in run-off. The reported losses and loss reserve adjustments on these contracts have stabilized compared to the same period in 2010 during which significant unfavorable loss reserve adjustments were recorded on these contracts. The decrease in the frequency loss ratio is also partly related to the growth in Florida homeowners’ contracts which generally have lower loss ratios than other lines of business. Since Florida homeowners’ contracts made up over half of the earned premiums for the three months ended June 30, 2011, compared to less than 10% during the same period in 2010, the average overall loss ratio decreased. Excluding the Florida homeowners’ contracts, our average loss ratio for the three months ended June 30, 2011 would have been 69.4%.

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as necessary based on updated information and actuarial estimates.

 For the three months ended June 30, 2011, losses incurred of negative $4.1 million for severity business primarily related to the reversal of losses on an aggregate catastrophe contract. On this contract we previously expected a loss of approximately $5.0 million from the 2011 New Zealand earthquake and Japan earthquake and tsunami; however, based on updated reports from the insurer, the losses are unlikely to breach our layer of coverage and therefore the loss reserves were reversed during the second quarter of 2011.

For the six months ended June 30, 2011 and 2010, the loss ratios for our frequency business were 57.7% and 69.0%, respectively. The decrease in frequency loss ratio is primarily a result of the growth in Florida homeowners’ contracts which generally have lower loss ratios than other lines of business. Since these contracts accounted for more than 50% of our earned premiums for the six months ended June 30, 2011 compared to 13.6% for the same period in 2010, the average overall loss ratio decreased.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 58.6% and 22.1% for the six months ended June 30, 2011 and 2010, respectively. The increase in the loss ratio for our severity business during the six months ended June 30, 2011 is primarily due to a full limit loss of $5.0 million on natural peril contract resulting solely from the 2011 New Zealand earthquake. The losses on this contract were recorded during the first quarter of 2011 and remained unchanged during the second quarter of 2011.

Losses incurred in the three and six months ended June 30, 2011 and 2010 can be further broken down into losses paid and changes in loss reserves as follows:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$61,886	(3,254)	58,632	$18,315	(528)	17,787
Change in reserves	(1,105)	(657)	(1,762)	18,509	(752)	17,757
Total	$60,781	$(3,911)	$56,870	$36,824	$(1,280))	$35,544

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$98,345	(4,506)	93,839	$39,881	(950)	38,931
Change in reserves	32,016	(3,260)	28,756	27,429	(1,681)	25,748
Total	$130,361	$(7,766)	$122,595	$67,310	$(2,631)	$64,679

For the six months ended June 30, 2011, our net loss reserves on prior period contracts increased by $6.3 million which primarily related to the following:

•	$5.9 million of adverse loss development on motor liability contracts currently in run off;
•	$1.7 million of adverse loss development on Florida homeowners’ contracts;
•	$1.2 million of favorable loss development in aggregate on 2009 specialty health contracts;
•
$1.0 million adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This loss development resulted from revised estimated losses expected to breach into our layer of coverage solely as a result of changes in the foreign currency exchange rates for the New Zealand dollar and the Australian dollar against the U.S. dollar; and

•	$0.6 million of reserves eliminated on a 2010 casualty clash excess of loss contract which expired with no reported claims.

There were no other significant developments of prior period reserves during the six months ended June 30, 2011.

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

	Three months ended June 30,				Six months ended June 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$41,855	97.7%	$13,574	93.8%	$83,176	97.9%	$29,571	94.2%
Severity	969	2.3	891	6.2	1,769	2.1	1,805	5.8
Total	$42,824	100.0%	$14,465	100.0%	$84,945	100.0%	$31,376	100.0%

Increased acquisition costs for the three months ended June 30, 2011 compared to the same period for 2010 were in line with our expectations given the increases in premiums written and earned. For the three months ended June 30, 2011 and 2010 the acquisition cost ratios for frequency business were 39.9% and 31.8% respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 37.9% and 13.4% for the three months ended June 30, 2011 and 2010 respectively. Overall, the total acquisition cost ratio increased to 39.9% for the three months ended June 30, 2011 from 29.3% for the corresponding 2010 period.

For the three months ended June 30, 2011, the increase in frequency acquisition costs compared to the corresponding 2010 period was primarily due to the Florida homeowners’ contracts which on average have higher ceding commissions as a percentage of premiums than our other lines of business. Our Florida homeowners’ contracts generally exclude, or significantly limit, catastrophe loss coverage. As a result, ceding insurers elect to purchase excess catastrophe reinsurance protection. However, premiums that we receive and earn are net of the reinsurance premiums paid by ceding insurers for their excess catastrophe reinsurance coverage. The commission rates on these policies are based on the gross premiums paid by the insured homeowner, yet calculating these commissions as a percentage of net premiums results in an average commission rate higher than on our other lines of business. To illustrate, where the ceding insurer collects $100 of gross premiums from the insured homeowner, pays $30 for excess catastrophe reinsurance protection and pays $28 of commissions to agents, we would report premiums of $70 and commissions of $28, resulting in an acquisition cost ratio of 40%.

For the six months ended June 30, 2011 and 2010, the acquisition cost ratios for frequency business were 41.0% and 33.4% respectively. The increase was primarily due to the same reasons discussed above for the three months ended June 30, 2011.

For the three months ended June 30, 2011, the increase in the severity acquisition cost ratio from 13.4% to 37.9% was primarily related to a multi-year professional liability excess of loss contract where we are holding a profit commission due to the client and pay interest on the amount withheld. We record this interest expense as an underwriting expense since it is directly related to this contract. Given that all the premiums on this contract were earned in prior periods, the interest expense caused the acquisition cost ratio for the three months ended June 30, 2011 to increase compared to the same period in 2010.  Additionally, the calculation of acquisition cost ratio for the three months ended June 30, 2011 was skewed by the impact of reversing the additional premiums earned on an aggregate catastrophe contract. A lower earned premium on this contract during the period, combined with amortization of the remaining acquisition cost, resulted in a higher acquisition cost ratio for this contract.

For the six months ended June 30, 2011 and 2010, the acquisition cost ratios for severity business were 18.8% and 11.2% respectively. The increase was primarily related to the multi-year professional liability contract discussed in the preceding paragraph.

 Overall, the total acquisition cost ratio for the six months ended June 30, 2011 was 40.0% compared to 30.0% for the same period in 2010.

     General and Administrative Expenses

 For the three months ended June 30, 2011 and 2010, our general and administrative expenses were $4.3 million and $3.1 million, respectively. General and administrative expenses for the three months ended June 30, 2011 and 2010 include $1.0 million and $1.0 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

For the six months ended June 30, 2011 and 2010, our general and administrative expenses were $9.3 million and $8.2 million, respectively. General and administrative expenses for the six months ended June 30, 2011 and 2010 include $2.0 million and $1.9 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

     Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	($ in thousands)		($ in thousands)
	2011	2010	2011	2010
Realized gains (losses) and change in unrealized gains and losses, net	$(14,563)	$23,850	$(42,856)	$13,150
Interest, dividend and other income	7,228	8,422	9,736	10,812
Interest, dividend and other expenses	(8,352)	(5,943)	(14,891)	(11,203)
Investment advisor compensation	(3,782)	(3,697)	(7,634)	(6,958)
Net investment income (loss)	$(19,469)	$22,632	$(55,645)	$5,801

        For the three months ended June 30, 2011, investment income, net of all fees and expenses, resulted in a loss of 1.9% on our investment portfolio. This compares to a gain of 2.6% reported for the same 2010 period. For the three months ended June 30, 2011, our long portfolio’s positive returns helped to offset some of the losses on our short portfolio and derivatives.

    For the six months ended June 30, 2011, investment income, net of all fees and expenses, resulted in a loss of 5.2% on our investment portfolio. This compares to a gain of 0.6% reported for the same 2010 period. For the six months ended June 30, 2011, our long portfolio reported an overall positive return which was entirely offset by losses on our short portfolio and derivatives.

For the three months ended June 30, 2011, included in investment advisor compensation was $3.8 million (June 30, 2010: $3.2 million) relating to management fees paid to DME Advisors.

    For the six months ended June 30, 2011, included in investment advisor compensation was $7.6 million (June 30, 2010: $6.4 million) relating to management fees paid to DME Advisors.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. No performance compensation was recorded for the three and six months ended June 30, 2011 due to a net loss being reported. Included in investment advisor compensation for the three and six months ended June 30, 2010 was performance compensation of $0.5 million and $0.5 million, respectively.

    Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last date of the month of the relevant posting. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy.  Therefore, we present on our website the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

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

For the six months ended June 30, 2011, a deferred tax asset of $75,371 (December 31, 2010: $79,018) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. As of June 30, 2011, an accrual for current taxes payable of $372,101 (December 31, 2010: $333,856) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Neither Verdant nor GRIL have taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant, GRIL or the Company.

     Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. The following table provides the ratios for the six months ended June 30, 2011 and 2010:

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	57.7%	58.6%	57.7%	69.0%	22.1%	61.7%
Acquisition cost ratio	41.0%	18.8%	40.0%	33.4%	11.2%	30.0%
Composite ratio	98.7%	77.4%	97.7%	102.4%	33.3%	91.7%
Internal expense ratio			4.4%			7.9%
Combined ratio			102.1%			99.6%

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

The internal expense ratio is the ratio of all general and administrative expenses to net premiums earned. Our internal expense ratio has decreased as our underwriting operations have expanded.

        The combined ratio is the sum of the composite ratio and the internal expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments and Due to Prime Brokers

    Investments (assets) reported in the condensed consolidated balance sheets as of June 30, 2011 were $1,038.9 million compared to $1,052.0 million as of December 31, 2010, a decrease of 1.2%. As of June 30, 2011, our exposure to long investments remained unchanged at 93%, the same as December 31, 2010, while our exposure to short investments decreased from 73% as of December 31, 2010, to 70% as we reduced the number of shorts in our portfolio. Our average net exposure during the six months ended June 30, 2011, was 27.8%. This exposure analysis is conducted on a notional basis and does not include cash (U.S. dollar and foreign currencies), gold, CDS, foreign exchange options or futures or interest rate options.

    From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. At June 30, 2011, we had borrowed $58.3 million (December 31, 2010: $54.4 million) from our prime brokers in order to purchase investment securities and $251.1 million (December 31, 2010: $218.7 million) under term margin agreements from prime brokers to provide collateral for our letters of credit outstanding. The increase in collateral for letters of credit was a result of additional letters of credits issued during the period driven by our growing underwriting operations.

   Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of June 30, 2011, 93.4% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 4.3% was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.3% was comprised of securities valued based on non-observable inputs (Level 3).

    In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, our investment advisor, who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors request multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2011, $84.2 million (December 31, 2010: $98.6 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $64.4 million (December 31, 2010: $72.1 million) were based on observable market information and classified as Level 2, and $19.8 million (December 31, 2010: $26.5 million) were based on non-observable inputs and classified as Level 3.

    During the six months ended June 30, 2011, certain of our equity securities which were previously unlisted, began trading on US exchanges and as a result we were able to determine fair values of these securities based on quoted prices in active markets. Therefore we transferred securities with a fair value of $9.7 million on the date of transfer from Level 3 to Level 1 fair value measurements. There were no other transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended June 30, 2011. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

    At June 30, 2011, our securities sold, not yet purchased decreased by $45.9 million, or 6.3%, from $726.7 million at December 31, 2010. For the same period, our restricted cash decreased from $977.3 million to $956.7 million, a decrease of $20.6 million, or 2.1%. The decrease in restricted cash resulted from decreases in securities sold, not yet purchased and decreases in cash held by swap counter-parties. The decrease was partially offset by increases in cash collateral for certain letters of credit issued during the first half of 2011.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses as of June 30, 2011 and December 31, 2010 were comprised of the following table:

	June 30, 2011			December 31, 2010
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$89,112	$88,747	$177,859	$59,216	$87,504	$146,720
Severity	20,881	19,878	40,759	18,114	21,633	39,747
Total	$109,993	$108,625	$218,618	$77,330	$109,137	$186,467

The increase in frequency loss reserves is mainly a result of estimated losses incurred associated with the increase in earned premiums during the six months ended June 30, 2011. The increase in severity case reserves is the net impact of loss reserves relating to the 2010 and 2011 New Zealand earthquakes, partially offset by a decrease due to loss payments made on older contracts. For most of the contracts written as of June 30, 2011, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of August 1, 2011, our maximum aggregate loss exposure to any series of natural peril events was $94.1 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$66,126	$94,077
Europe	33,800	35,000
Japan	35,000	35,000
Rest of the world	20,000	20,000
Maximum Aggregate	66,126	94,077

(1)	Includes the Caribbean

Shareholders’ Equity

   Our shareholders’ equity decreased to $770.2 million as of June 30, 2011 from $839.2 million as of December 31, 2010, a decrease of $69.0 million, or 8.2%. The decrease was principally due to a net loss of $59.0 million during the first half of 2011, and partially due to the withdrawal of $10.4 million by DME Advisors from the non-controlling interest in the joint venture during the period.

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

    As of June 30, 2011, both Greenlight Re and GRIL were rated "A- (Excellent)" with a stable outlook by A.M. Best & Co. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

    Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions); investment income (net of advisory compensation and investment expenses), including realized gains; and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by our investment advisor in accordance with our investment guidelines. As of June 30, 2011, approximately 93.4% of our investments were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion which can be readily liquidated to meet current and future liabilities. As of June 30, 2011, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our condensed consolidated statements of income for each reporting period.

    For the six months ended June 30, 2011, we generated $1.9 million in cash from operations principally as a result of increased underwriting activities. We used $37.9 million of cash for investing activities which is net of $3.9 million of additional margin borrowing from prime brokers for investing purposes. There were no cash flows related to financing activities during the six months ended June 30, 2011.

   As of June 30, 2011, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

    Although Greenlight Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are both subject to regulatory minimum capital requirements and regulatory constraints that affect its ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2011, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

    As of June 30, 2011, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

   As of June 30, 2011, we had four letter of credit facilities totaling $610.0 million with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of June 30, 2011, an aggregate amount of $384.1 million (December 31, 2010: $339.9 million) in letters of credit were issued under these facilities. Under the facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. At June 30, 2011, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $435.3 million (December 31, 2010: $349.6 million) were pledged as security against the letters of credit issued.

    Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the six months ended June 30, 2011.

Capital

   Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, we have filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2011.

               The Board has adopted a share repurchase plan authorizing the Company, up to two million Class A ordinary shares. We may from time to time repurchase shares to optimize our capital structure. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of such shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2012, does not require us to repurchase any specific number of such shares and may be modified, suspended or terminated at any time without prior notice. During the six months ended June 30, 2011, we did not purchase any Class A ordinary shares, and as of June 30, 2011, we had repurchased 228,900 Class A ordinary shares under the share repurchase plan.

   On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of June 30, 2011, there were 1,299,263 Class A ordinary shares available for future issuance.

       Each of our reinsurance subsidiaries, Greenlight Re and GRIL, are rated "A− (Excellent)" by A.M. Best & Co. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2011 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$372	$744	$732	$553	$2,401
Specialist service agreement	500	300	—	—	800
Private equity and limited partnerships (2)	18,000	—	—	—	18,000
Loss and loss adjustment expense reserves (3)	102,306	80,291	30,119	5,902	218,618
	$121,178	$81,335	$30,851	$6,455	$239,819

(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of June 30, 2011, we had made total commitments of $36.5 million in private investments of which we have invested $18.5 million, and our remaining commitments to these investments total $18.0 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

GLRE has entered into a ten year lease agreement for office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008 and ends on June 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments are $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating $67,528 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

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

       On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. This agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to this agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the six months ended June 30, 2011, no performance allocation was recorded due to the net investment loss for the period.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

• equity price risk;

• foreign currency risk;

• interest rate risk;

• credit risk;

• effects of inflation; and

• political risk.

Equity Price Risk

As of June 30, 2011, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2011, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $20.7 million, or 2.1%, decline in the fair value of our total investment portfolio.

                Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2011, we had no reported losses payable in foreign currencies. However, we are exposed to fluctuations in foreign currencies on certain worldwide catastrophe aggregate loss contracts where the thresholds for losses entering into our layers of coverage are denominated in U.S. dollars. The underlying losses on these contracts are determined by the insurer in its local currency, and changes in currency exchange rates may result in aggregated losses that were not previously expected to attach to our layer, subsequently breaching into our coverage layer. As of June 30, 2011, we estimated that a 10% decrease in the U.S dollar against both the New Zealand dollar and the Australian dollar (all else being constant) would result in additional estimated loss reserves of $0.9 million on an aggregate loss contract. Alternatively, a 10% increase in the U.S dollar against both the New Zealand dollar and the Australian dollar, would result in a reduction of $1.0 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through cash, forwards, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2011, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies. The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2011:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(987)	(0.1)%	$987	0.1%
Chinese Yuan	3,653	0.4	(371)	(0.0)
Euro	1,867	0.2	1,703	0.2
Japanese Yen	22,616	2.2	(17,817)	(1.8)
Swiss Franc	1,953	0.2	(1,953)	(0.2)
Other	(205)	0.0	205	0.0
Total	$28,897	2.9%	$(17,246)	1.7%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

Interest Rate Risk

               Our investment portfolio includes interest rate sensitive securities, such as corporate debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates. The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2011:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$82.1	0.01	$(87.0)	(0.01)%
Credit default swaps	72.2	0.01	(72.2)	(0.01)
Interest rate options	14,611.4	1.43	(5,066.7)	(0.50)
Net exposure to interest rate risk	$14,765.7	1.45	$(5,225.9)	(0.52)%

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

 Effects of Inflation

 We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and asset values in our investment portfolio.

 Political Risk

 We are exposed to political risk to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trade securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy. We are not currently exposed to political risk coverage on our insurance contracts, however changes in government laws and regulations may impact our underwriting operations (see Item 1A "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010).

Item 4. CONTROLS AND PROCEDURES

       Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

       Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

   As of August 1, 2011, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the six months ended June 30, 2011, no Class A ordinary shares were repurchased. As of June 30, 2011, we had repurchased 228,900 shares under the share repurchase plan.

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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Leonard Goldberg
Name:	Leonard Goldberg
Title:	Chief Executive Officer
Date:	August 9, 2011
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	August 9, 2011