Form 10-Q
period 2011-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2011-10-31
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Class A Ordinary Shares, $0.10 par value	30,254,087
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of October 28, 2011)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Assets
Investments
Debt instruments, trading, at fair value	$2,926	$15,610
Equity securities, trading, at fair value	794,088	839,921
Other investments, at fair value	218,594	196,490
Total investments	1,015,608	1,052,021
Cash and cash equivalents	32,669	45,540
Restricted cash and cash equivalents	940,757	977,293
Financial contracts receivable, at fair value	16,015	28,701
Reinsurance balances receivable	131,419	109,567
Loss and loss adjustment expenses recoverable	21,683	11,976
Deferred acquisition costs, net	79,859	87,389
Unearned premiums ceded	19,954	7,424
Notes receivable	17,664	14,205
Other assets	3,602	3,886
Total assets	$2,279,230	$2,338,002
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$652,012	$726,737
Financial contracts payable, at fair value	7,593	22,746
Due to prime brokers	319,318	273,071
Loss and loss adjustment expense reserves	241,100	186,467
Unearned premium reserves	222,049	234,983
Reinsurance balances payable	35,731	20,164
Funds withheld	24,765	22,887
Other liabilities	10,704	11,786
Total liabilities	1,513,272	1,498,841
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,254,087 (2010: 30,200,835): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2010: 6,254,949))	3,651	3,646
Additional paid-in capital	487,671	485,555
Non-controlling interest in joint venture	33,866	45,758
Retained earnings	240,770	304,202
Total shareholders’ equity	765,958	839,161
Total liabilities and shareholders’ equity	$2,279,230	$2,338,002

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

For the three and nine months ended September 30, 2011 and 2010
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$93,156	$151,247	$307,160	$307,091
Gross premiums ceded	(9,308)	(3,639)	(29,967)	(8,228)
Net premiums written	83,848	147,608	277,193	298,863
Change in net unearned premium reserves	6,500	(68,207)	25,462	(114,745)
Net premiums earned	90,348	79,401	302,655	184,118
Net investment income (loss)	1,070	33,881	(54,574)	39,682
Other income (expense), net	184	(474)	(163)	(1,002)
Total revenues	91,602	112,808	247,918	222,798
Expenses
Loss and loss adjustment expenses incurred, net	62,399	50,257	184,994	114,936
Acquisition costs, net	31,847	28,807	116,792	60,183
General and administrative expenses	1,532	3,392	10,867	11,633
Total expenses	95,778	82,456	312,653	186,752
Net income (loss) before non-controlling interest and income tax expense	(4,176)	30,352	(64,735)	36,046
Non-controlling interest in (income) loss of joint venture	(156)	(1,313)	1,492	(1,687)
Net income (loss) before income tax expense	(4,332)	29,039	(63,243)	34,359
Income tax benefit (expense)	(148)	(25)	(189)	(84)
Net income (loss)	$(4,480)	$29,014	$(63,432)	$34,275
Earnings (loss) per share
Basic	$(0.12)	$0.80	$(1.75)	$0.94
Diluted	$(0.12)	$0.78	$(1.75)	$0.92
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	36,153,743	36,452,224	36,153,743	36,408,859
Diluted	36,153,743	37,218,906	36,153,743	37,174,558

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2011 and 2010
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Non-controlling interest in joint venture	Retained earnings	Total

Balance at December 31, 2009	$3,632	$481,449	$30,597	$213,560	$729,238
Issue of Class A ordinary shares, net of forfeitures	14	32	—	—	46
Share-based compensation expense, net of forfeitures	—	3,054	—	—	3,054
Non-controlling interest withdrawal from joint venture	—	—	(1,500)	—	(1,500)
Non-controlling interest in income (loss) of joint venture	—	—	1,687	—	1,687
Net income (loss)	—	—	—	34,275	34,275
Balance at September 30, 2010	$3,646	$484,535	$30,784	$247,835	$766,800

Balance at December 31, 2010	$3,646	$485,555	$45,758	$304,202	$839,161
Issue of Class A ordinary shares, net of forfeitures	5	—	—	—	5
Share-based compensation expense, net of forfeitures	—	2,116	—	—	2,116
Non-controlling interest withdrawal from joint venture	—	—	(10,400)	—	(10,400)
Non-controlling interest in income (loss) of joint venture	—	—	(1,492)	—	(1,492)
Net income (loss)	—	—	—	(63,432)	(63,432)
Balance at September 30, 2011	$3,651	$487,671	$33,866	$240,770	$765,958

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the nine months ended September 30, 2011 and 2010
 (expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2011	2010
Cash provided by (used in) Operating activities
Net income (loss)	$(63,432)	$34,275
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	110,679	1,258
Net realized (gains) losses on investments and financial contracts	(83,294)	(52,153)
Foreign exchange (gains) losses on restricted cash and cash equivalents	5,883	(3,810)
Non-controlling interest in income (loss) of joint venture	(1,492)	1,687
Share-based compensation expense, net of forfeitures	2,121	3,068
Depreciation expense	170	168
Net change in
Reinsurance balances receivable	(21,852)	(64,997)
Loss and loss adjustment expenses recoverable	(9,707)	(2,248)
Deferred acquisition costs, net	7,530	(50,771)
Unearned premiums ceded	(12,530)	153
Other assets	574	1,639
Loss and loss adjustment expense reserves	54,633	23,820
Unearned premium reserves	(12,934)	114,592
Reinsurance balances payable	15,567	938
Funds withheld	1,878	7,771
Other liabilities	(1,082)	(1,937)
Performance compensation payable to related party	—	4,145
Net cash provided by (used in) operating activities	$(7,288)	$17,598
Investing activities
Purchases of investments and financial contracts	(1,351,317)	(885,146)
Sales of investments and financial contracts	1,283,153	860,347
Change in due to prime brokers	46,247	22,822
Change in restricted cash and cash equivalents, net	30,653	(37,077)
Change in notes receivable, net	(3,459)	933
Non-controlling interest withdrawal from joint venture	(10,400)	(1,500)
Fixed assets additions	(460)	—
Net cash provided by (used in) investing activities	$(5,583)	$(39,621)
Financing activities
Net proceeds from exercise of stock options	—	32
Net cash provided by financing activities	$—	$32
Net decrease in cash and cash equivalents	(12,871)	(21,991)
Cash and cash equivalents at beginning of the period	45,540	31,717
Cash and cash equivalents at end of the period	$32,669	$9,726
Supplementary information
Interest paid in cash	$12,203	$7,840
Interest received in cash	629	3,880
Income tax paid in cash	491	17

The accompanying Notes to the Condensed Consolidated Financial Statements are an
  integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2011

1.        ORGANIZATION AND BASIS OF PRESENTATION

    Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Re"), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class "B" insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During September 2010, GLRE established a new wholly owned reinsurance subsidiary based in Dublin, Greenlight Reinsurance Ireland, Ltd. ("GRIL"). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America. As used herein, the ‘‘Company’’ refers collectively to GLRE and its subsidiaries.

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

    The results for the nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

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

Deferred Acquisition Costs

    Policy acquisition costs, such as commission and brokerage costs, relate directly to and vary with the writing of reinsurance contracts. These costs are deferred subject to ultimate recoverability and amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2011 and December 31, 2010, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2011, $9.4 million (December 31, 2010: $6.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2011, $0.7 million and $3.3 million (2010: $0.2 million and $1.1 million), respectively, of profit commission expenses were included in acquisition costs, on the condensed consolidated statements of income.

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

Notes Receivable

    Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. At September 30, 2011 and December 31, 2010, all notes receivable were considered current and performing. For the nine months ended September 30, 2011, the notes earned interest at annual interest rates ranging from 6% to 10% and had remaining maturity terms ranging from approximately 3 years to 8 years. Included in the notes receivable balance was accrued interest of $2.0 million at September 30, 2011 (December 31, 2010: $1.4 million) of which the entire $2.0 million (December 31, 2010: $1.3 million) related to interest accrued on a note receivable which contractually requires any principal or interest payments to be approved in advance by the Florida Office of Insurance Regulation. This note receivable matures in December 2018 and based on management’s assessment, the accrued interest and principal are expected to be fully collectible and therefore no provision for uncollectible interest was deemed necessary at September 30, 2011. Interest income earned on notes receivable is included under net investment income (loss) in the condensed consolidated statements of income.

Deposit Assets and Liabilities

    In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2011, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $4.6 million and $1.1 million of deposit assets and deposit liabilities (December 31, 2010: $3.9 million and $1.0 million), respectively. For the three and nine months ended September 30, 2011, included in other income (expense), net were expenses of $0.2 million and $0.5 million, respectively, relating to losses on deposit accounted contracts. For the three and nine months ended September 30, 2011, there were no gains reported on deposit accounted contracts. For the three and nine months ended September 30, 2010, included in other income (expense), net were expenses of $0.7 million and $1.1 million, respectively, relating to losses on deposit accounted contracts. For the three and nine months ended September 30, 2010, there were no gains reported on deposit accounted contracts.

Fixed Assets

            Fixed assets are included in other assets on the condensed consolidated balance sheets and are recorded at cost. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term.

    At September 30, 2011, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$0
Furniture and fixtures	451	(120)	331
Leasehold improvements	1,487	(292)	1,195
Total	$2,138	$(612)	$1,526

     At December 31, 2010, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(180)	$20
Furniture and fixtures	261	(74)	187
Leasehold improvements	1,217	(188)	1,029
Total	$1,678	$(442)	$1,236

    The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, there were no impairments in fixed assets.

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

    Financial Contracts

    The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps ("CDS") and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. Financial contracts receivable represent derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represent derivative contracts whereby the Company is obligated to make payments upon settlement on the contract.

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

Earnings (Loss) Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period plus participating securities outstanding during the period. Basic loss per share is based on the weighted average number of common shares outstanding during the period.

Diluted earnings per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share.

U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share. Therefore, for the three and nine months ended September 30, 2011 unvested restricted stock awards were excluded from the weighted average shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding	36,153,743	36,452,224	36,153,743	36,408,859
Effect of dilutive service provider share-based awards	—	177,559	—	178,483
Effect of dilutive employee and director share-based awards	—	589,123	—	587,216
	36,153,743	37,218,906	36,153,743	37,174,558
Anti-dilutive stock options outstanding	280,000	240,000	280,000	240,000
Participating securities excluded from calculation of loss per share	355,293	—	355,293	—

Taxation

    Under current Cayman Islands law, no corporate entity, including the Company, is obligated to pay taxes in the Cayman Islands on either income or capital gains. Each of GLRE and Greenlight Re has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company or its operations, or to the Class A or Class B ordinary shares or related obligations, until February 1, 2025.

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

Deferred tax assets are included in other assets on the condensed consolidated balance sheets and evaluated for recoverability. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. As of September 30, 2011, the Company has not taken any tax position that is subject to significant uncertainty or that are reasonably likely to have a material impact on the Company, GRIL or Verdant.

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02 ("ASU 2011-02"), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material impact on the Company’s results of operations or financial position.

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

    The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2011:

	Fair value measurements as of September 30, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$2,416	$510	$2,926
Listed equity securities	794,088	—	—	794,088
Commodities	139,080	—	—	139,080
Private and unlisted equity securities	—	22,127	29,904	52,031
Put options	—	18,391	—	18,391
Call options	—	2,393	—	2,393
Futures	6,699	—	—	6,699
Financial contracts receivable	—	15,625	390	16,015
	$939,867	$60,952	$30,804	$1,031,623
Liabilities:
Debt instruments, sold not yet purchased	$—	$(154,478)	$—	$(154,478)
Listed equity securities, sold not yet purchased	(495,455)	—	—	(495,455)
Put Options	—	(224)	—	(224)
Call options	—	(412)	—	(412)
Futures	(1,443)	—	—	(1,443)
Financial contracts payable	—	(7,593)	—	(7,593)
	$(496,898)	$(162,707)	$—	$(659,605)

    The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2010:

	Fair value measurements as of December 31, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$12,365	$3,245	$15,610
Listed equity securities	839,921	—	—	839,921
Commodities	132,466	—	—	132,466
Private and unlisted equity securities	—	3,610	42,947	46,557
Put options	—	13,935	—	13,935
Call options	—	3,429	—	3,429
Futures	103	—	—	103
Financial contracts receivable	—	28,487	214	28,701
	$972,490	$61,826	$46,406	$1,080,722
Liabilities:
Debt instruments, sold not yet purchased	$—	$(1,817)	$—	$(1,817)
Listed equity securities, sold not yet purchased	(724,600)	—	—	(724,600)
Call options	—	(320)	—	(320)
Financial contracts payable	—	(22,746)	—	(22,746)
	$(724,600)	$(24,883)	$—	$(749,483)

    The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of and for the three and nine months ended September 30, 2011:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended September 30, 2011				Fair value measurements using significant unobservable inputs (Level 3) Nine months ended September 30, 2011
2011	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$793	$39,911	$—	$40,704	$3,245	$42,947	$214	$46,406
Purchases	—	1,773	460	2,233	—	6,371	460	6,831
Sales	(4)	(10,642)	—	(10,646)	(2,405)	(12,007)	—	(14,412)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(279)	(1,138)	(70)	(1,487)	(330)	2,255	(284)	1,641
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(9,662)	—	(9,662)
Ending balance, September 30, 2011	$510	$29,904	$390	$30,804	$510	$29,904	$390	$30,804

    The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) as of and for the three and nine months ended September 30, 2010:

	Fair value measurements using significant unobservable inputs (Level 3) Three months ended September 30, 2010				Fair value measurements using significant unobservable inputs (Level 3) Nine months ended September 30, 2010
2010	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$1,090	$36,924	$641	$38,655	$1,537	$25,228	$—	$26,765
Purchases, sales, issuances, and settlements, net	1,575	2,452	—	4,027	(1,563)	12,567	855	14,985
Total realized and unrealized gains (losses) and amortization included in earnings, net	582	254	(214)	622	147	1,835	(428)	1,554
Transfers into (out of) Level 3, net	—	—	—	—	—	—	—	—
Ending balance, September 30, 2010	$3,247	$39,630	$427	$43,304	$3,247	$39,630	$427	$43,304

For the nine months ended September 30, 2011, $9.7 million of securities were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2010, the Company transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and, as a result, the Company relied on broker quotes to determine the fair value. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, realized losses of $0.3 million and $0.3 million, respectively (2010: realized losses $0.1 million and realized gains of $0.6 million, respectively), and unrealized losses of $1.1 million and realized gains of $2.2 million (2010: unrealized gains of $0.9 million and $1.4 million), respectively, on securities held at the reporting date and valued using unobservable inputs were included in net investment income in the condensed consolidated statements of income. In addition, for the three and nine months ended September 30, 2011, $0.1 million and $0.3 million (2010: $0.2 million and $0.4 million), respectively, of amortization expense relating to financial contracts receivable, valued using unobservable inputs, were included in other income (expense), net.

Investments

    Debt Instruments, Trading

    At September 30, 2011, the following investments are included in debt instruments:

2011	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,067	$172	$(1,641)	$2,598
Corporate debt – Non U.S.	283	45	—	328
Total debt instruments	$4,350	$217	$(1,641)	$2,926

    At December 31, 2010, the following investments are included in debt instruments:

2010	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$11,384	$5,574	$(1,349)	$15,609
Corporate debt – Non U.S.	16	—	(15)	1
Total debt instruments	$11,400	$5,574	$(1,364)	$15,610

    The maturity distribution for debt instruments held at September 30, 2011 is as follows:

	Cost/amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—
From one to five years	—	—
From five to ten years	2,029	2,043
More than ten years	2,321	883
	$4,350	$2,926

    Investment in Equity Securities, Trading

    At September 30, 2011, the following long positions are included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$788,392	$41,142	$(100,332)	$729,202
Exchange traded funds	57,011	9,916	(2,041)	64,886
	$845,403	$51,058	$(102,373)	$794,088

    At December 31, 2010, the following long positions are included in investment securities, trading:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$661,695	$164,861	$(18,347)	$808,209
Exchange traded funds	16,564	15,148	—	31,712
	$678,259	$180,009	$(18,347)	$839,921

Other Investments

"Other investments" include options, futures, commodities and private and unlisted equity securities. Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying financial instrument at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of September 30, 2011, the Company held OTC put options (long) with a fair value of $11.5 million (December 31, 2010: $13.9 million). No OTC call options (long) were held as of September 30, 2011 or December 31, 2010. As of September 30, 2011 and December 31, 2010, commodities were comprised of gold bullion.

    At September 30, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$88,273	$50,807	$—	$139,080
Private and unlisted equity securities	55,095	1,905	(4,970)	52,030
Put options	35,509	5,686	(22,803)	18,392
Call options	6,688	—	(4,295)	2,393
Futures	2	6,697	—	6,699
	$185,567	$65,095	$(32,068)	$218,594

    At December 31, 2010, the following securities were included in other investments:

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,551	$35,915	$—	$132,466
Private and unlisted equity securities	46,438	3,280	(3,161)	46,557
Put options	24,404	31	(10,500)	13,935
Call options	4,520	58	(1,149)	3,429
Futures	3	100	—	103
	$171,916	$39,384	$(14,810)	$196,490

As of September 30, 2011, included in private and unlisted equity securities are investments in private equity funds with a fair value of $11.4 million (December 31, 2010: $6.6 million). The fair values of private equity funds were determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's reporting period. The private equity funds have varying lock-up periods and as of September 30, 2011 none of the funds were redeemable. As of September 30, 2011, the Company had $19.4 million (December 31, 2010: $11.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. This commitment is included in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At September 30, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(554,869)	$129,425	$(69,804)	$(495,248)
Warrants and rights on listed equities	—	—	(207)	(207)
Corporate debt instruments – U.S.	(1,870)	43	(4)	(1,831)
Sovereign debt instruments – Non U.S.	(153,828)	1,181	—	(152,647)
Put Options	(292)	68	—	(224)
Call options	(1,561)	1,149	—	(412)
Futures	3	—	(1,446)	(1,443)
	$(712,417)	$131,866	$(71,461)	$(652,012)

    At December 31, 2010, the following securities were included in investments in securities sold, not yet purchased:

2010	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities - listed	$(634,720)	$61,216	$(101,960)	$(675,464)
Warrants and rights on listed equities	—	—	(427)	(427)
Exchange traded funds	(42,380)	—	(6,329)	(48,709)
Corporate debt instruments - U.S.	(1,870)	53	—	(1,817)
Call options	(826)	506	—	(320)
	$(679,796)	$61,775	$(108,716)	$(726,737)

  Financial Contracts

    As of September 30, 2011 and December 31, 2010, the Company had entered into total return swaps, CDS, and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, the Company entered into a non-exchange traded weather derivative swap contracts to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon occurrence of certain specified earthquake events in the U.S.

    At September 30, 2011, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,086,442	$2,500
Credit default swaps, purchased – sovereign debt	USD	44,252	6,332
Credit default swaps, purchased – corporate debt	USD	260,862	2,763
Total return swaps – equities	USD	36,138	4,030
Weather derivative swap	USD	5,000	390
Total financial contracts receivable, at fair value			$16,015
Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	273,301	$(2,523)
Credit default swaps, purchased – corporate debt	USD	26,029	(715)
Total return swaps – equities	USD	34,650	(4,355)
Total financial contracts payable, at fair value			$(7,593)

    At December 31, 2010, the fair value of financial contracts outstanding was as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,086,442	$11,860
Credit default swaps, purchased – sovereign debt	USD	258,299	10,507
Total return swaps – equities	USD	39,426	6,120
Weather derivative swap	USD	10,000	214
Total financial contracts receivable, at fair value			$28,701
Financial contract payable
Credit default swaps, purchased – sovereign debt	USD	296,903	$(4,563)
Credit default swaps, purchased – corporate debt	USD	286,891	(3,496)
Credit default swaps, issued – corporate debt	USD	35,890	(12,037)
Total return swaps – equities	USD	33,881	(2,650)
Total financial contracts payable, at fair value			$(22,746)

As of September 30, 2011 and December 31, 2010, the carrying amounts of the weather derivative swaps were the unamortized portion of the premiums paid to purchase the weather derivative swap contracts with expiry dates of July 10, 2012 and March 31, 2011, respectively. An estimate of fair value was not practicable since the weather derivative swap contracts are non-exchange traded instruments and the time and cost involved in creating a valuation model to estimate the fair values would be excessive based on the immaterial amounts and the short term contract periods.

As of September 30, 2011 and December 31, 2010, included in interest rate options were contracts on U.S. and Japanese interest rates.

During the three and nine months ended September 30, 2011 and 2010, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended September 30,		Gain (loss) on derivatives recognized in income for the nine months ended September 30,
		2011	2010	2011	2010
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income (loss)	$(4,806)	$(2,047)	$(9,360)	$(15,350)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	5,076	(3,205)	3,100	(677)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	22,703	(2,127)	15,484	5,795
Total return swaps – equities	Net investment income (loss)	1,182	3,579	4,498	5,194
Credit default swaps, issued – corporate debt	Net investment income (loss)	—	2,571	4,785	3,338
Options, futures, warrants, and rights	Net investment income (loss)	6,282	(10,585)	(14,043)	(19,075)
Currency forwards	Net investment income (loss)	331	—	(3,612)	—
Weather derivative swaps	Other income (expense), net	(70)	(214)	(284)	(428)
Total		$30,698	$(12,028)	$568	$(21,203)

    The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

    For the three and nine months ended September 30, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$62,719	$294,584	$276,661	$432,333
Total return swaps	17,005	16,426	28,208	33,029
Options	130,518	—	677,506	230,490
Futures	520,782	302,687	562,508	357,781
Currency forwards	—	113,834	372,843	376,455
Weather derivative swaps	5,000	—	5,000	10,000
Total	$736,024	$727,531	$1,922,726	$1,440,088

    For the three and nine months ended September 30, 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended September 30, 2010		Nine months ended September 30, 2010
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$21,981	$—	$340,106	$206,145
Total return swaps	4,372	12,905	34,471	17,323
Weather derivative swaps	—	—	10,000	—
Futures	188,528	57,999	510,929	199,582
Options – equity	—	—	44,436	41,762
Total	$214,881	$70,904	$939,942	$464,812

 4.        DUE TO PRIME BROKERS

At September 30, 2011, the amount due to prime brokers was comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by the banks. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At September 30, 2011, the amounts due to prime brokers included $273.7 million (December 31, 2010: $218.7 million) of cash borrowed under the term margin agreements to provide collateral for certain letters of credit facilities and $45.6 million (December 31, 2010: $54.4 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets. At September 30, 2011, the Company was in compliance with the level of leverage for investment purposes allowed under its investment guidelines.

5.         RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and/or to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counter-parties. The Company currently has coverage that provides for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the three months ended September 30, 2011 and 2010, loss and loss adjustment expenses incurred of $62.4 million and $50.3 million, respectively, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $8.6 million and $1.3 million, respectively. For the nine months ended September 30, 2011 and 2010, loss and loss adjustment expenses incurred of $185.0 million and $114.9 million, reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $16.4 million and $4.0 million, respectively. Retrocession contracts do not relieve the Company from its obligations to the insured. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires to monitor their credit quality. At September 30, 2011, the Company had loss and loss adjustment expense recoverables of $0.1 million (December 31, 2010: $0.4 million) with a retrocessionaire rated "A+ (Superior)" by A.M. Best & Co. ("A.M Best"). Additionally, the Company has losses recoverable of $21.6 million (December 31, 2010: $11.6 million) with unrated retrocessionaires. At September 30, 2011 and December 31, 2010, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

6.     SHARE-BASED COMPENSATION

    During the nine months ended September 30, 2011, the Company issued 99,573 (nine months ended September 30, 2010: 100,720) restricted shares of Class A ordinary shares to its employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from date of issue, subject to the grantee's continued service with the Company.

    During the nine months ended September 30, 2011, the Company also issued to non-employee directors an aggregate of 33,295 restricted Class A ordinary shares (nine months ended September 30, 2010: 34,780) as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

    The restricted shares award activity during the nine months ended September 30, 2011 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2010	469,099	$19.00
Granted	132,868	25.09
Vested	(167,058)	19.95
Forfeited	(79,616)	19.27
Balance at September 30, 2011	355,293	$20.76

During the nine months ended September 30, 2011, 79,616 restricted shares were forfeited by the former chief executive officer of the Company upon his retirement on August 15, 2011. In accordance with U.S. GAAP, stock compensation expense of $0.8 million relating to the forfeited restricted shares, was reversed during the nine months ended September 30, 2011.

Employee and Director Stock Options

   During the nine months ended September 30, 2011, 100,000 Class A ordinary share purchase options were granted to the newly appointed chief executive officer, pursuant to his employment contract (2010: 80,000 granted to former chief executive officer).  These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2012, 2013 and 2014 and expire 10 years after the grant date.  The grant date fair value of these options was $10.32 per share (2010: $10.39 per share), based on the Black-Scholes option pricing model.  The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility.  Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility in determining the expected volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2011	2010
Risk free rate	2.27%	2.94%
Estimated volatility	35.00%	35.00%
Expected term	10 years	10 years
Dividend yield	0.00%	0.00%

During the nine months ended September 30, 2011, no stock options were exercised. For the nine months ended September 30, 2010, 2,340 stock options were exercised which had a weighted average exercise price of $13.85.  For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the nine months ended September 30, 2010 was $26,500.  At September 30, 2011, 1,326,043 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

    Employee and director stock option activity during the nine months ended September 30, 2011 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2010	1,359,000	$15.31	$6.57
Granted	100,000	21.25	10.32
Exercised	—	—	—
Forfeited	(60,000)	31.09	9.01
Expired	—	—	—
Balance at September 30, 2011	1,399,000	$15.06	$6.73

    During the nine months ended September 30, 2011, 60,000 stock options were forfeited by the former chief executive officer of the Company upon his retirement on August 15, 2011. In accordance with U.S. GAAP, stock compensation expense of $0.3 million relating to the forfeited stock options, was reversed during the nine months ended September 30, 2011.

    In addition to the above referenced employee and director stock options, at September 30, 2011, there were 300,000 service provider stock options outstanding, with an exercise price of $10.00 per share, which will expire in 2014.

    The following table is a summary of voting ordinary shares issued and outstanding:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,200,835	6,254,949	30,063,893	6,254,949
Issue of ordinary shares, net of forfeitures	53,252	—	136,942	—
Balance – end of period	30,254,087	6,254,949	30,200,835	6,254,949

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

    Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors' account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. Due to a net investment loss for the nine months ended September 30, 2011, no performance compensation was recorded. For the nine months ended September 30, 2010, $4.1 million of performance compensation expense was recorded in the net investment income on the condensed consolidated statements of income.

    Additionally, pursuant to the Advisory Agreement, DME Advisors is entitled to receive a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s share of the account managed by DME Advisors. Included in net investment loss for the three and nine months ended September 30, 2011 are management fees of $3.7 million and $11.3 million, respectively (September 30, 2010: $3.3 million and $9.7 million, respectively). All management fees were fully paid as of September 30, 2011.

    Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed on an annual basis until terminated by the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.         COMMITMENTS AND CONTINGENCIES

    Operating Leases

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of this lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on September 30, 2018 and the Company has the option to renew the lease for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of September 30, 2011.

    GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating US$90,400 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2011.

The total rent expense for the three and nine months ended September 30, 2011 was $74,811 and $219,765 (2010: $62,638 and $216,279), respectively.

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

    Private Equity

    From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of September 30, 2011, the Company had commitments to invest an additional $20.9 million in private equity investments. Included in the schedule below are the minimum payment obligations relating to private equity investments.

    Schedule of Commitments and Contingencies

    The following is a schedule of future minimum payments required under the above commitments:

	2011	2012	2013	2014	2015	Thereafter	Total
		($ in thousands)
Operating lease obligations	$93	$372	$372	$372	$372	$727	$2,308
Specialist service agreement	125	400	150	—	—	—	675
Private equity and limited partnerships (1)	20,879	—	—	—	—	—	20,879
	$21,097	$772	$522	$372	$372	$727	$23,862

(1)        Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2011.

    Letters of Credit

At September 30, 2011, the Company had the following letter of credit facilities, each of which automatically renews each year unless terminated by either party in accordance with the required notice period:
	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$100,000	July 20, 2012	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2012	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2012	120 days prior to termination date
JP Morgan Chase Bank, N.A	50,000	January 27, 2013	120 days prior to termination date
	$610,000

As of September 30, 2011, an aggregate amount of $401.1 million (December 31, 2010: $339.9 million) in letters of credit was issued under the above facilities. Under these facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash equivalents. As of September 30, 2011, the Company had pledged an aggregate of $426.1 million (December 31, 2010: $349.6 million) of equity securities, restricted cash, and cash equivalents as collateral for the letters of credit issued.

Each of the facilities contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to GLRE. As of September 30, 2011 and for the year ended December 31, 2010, the Company was in compliance with all of the covenants under each of these facilities.

 Litigation

From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine rights and obligations under the Company's reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, the Company does not believe that any existing disputes, when finally resolved, will have a material adverse effect on its business, financial condition or operating results.

9.         SEGMENT REPORTING

    The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

    The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross premiums written by line of business
	Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011			Nine months ended September 30, 2010
	($ in thousands)		($ in thousands)		($ in thousands)			($ in thousands)
Property
Commercial lines	$1,050	1.1%	$6,052	4.0%	$10,019		3.3%	$15,468		5.0%
Personal lines	56,226	60.4	90,291	59.7	162,275		52.8	135,904		44.3
Total Property	57,276	61.5	96,343	63.7	172,294		56.1	151,372		49.3
Casualty
General liability	8,369	9.0	14,510	9.6	27,006		8.8	29,609		9.6
Marine liability	175	0.2	—	—	360		0.1	483		0.2
Motor liability	15,038	16.1	12,712	8.4	48,711		15.9	42,294		13.8
Motor physical damage	615	0.7	531	0.3	(500	) (1)	(0.2)	1,924		0.6
Professional liability	—	—	—	—	239		0.1	1,307		0.4
Total Casualty	24,197	26.0	27,753	18.3	75,816		24.7	75,617		24.6
Specialty
Financial	3,364	3.6	3,949	2.6	9,640		3.1	19,599		6.4
Health	3,738	4.0	14,652	9.7	29,728		9.7	48,421		15.8
Medical malpractice	—	—	—	—	—		—	(1,929	) (1)	(0.6)
Workers’ compensation	4,581	4.9	8,550	5.7	19,682		6.4	14,011		4.5
Total Specialty	11,683	12.5	27,151	18.0	59,050		19.2	80,102		26.1
	$93,156	100.0%	$151,247	100.0%	$307,160		100.0%	$307,091		100.0%

(1)	The negative balance represents reversal of premiums due to termination of contracts or premiums returned upon commutation of contracts.

Gross premiums written by geographic area of risks insured
	Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
USA	$86,292	92.6%	$140,940	93.2%	$286,616	93.3%	$268,299	87.4%
Worldwide (1)	6,864	7.4	10,307	6.8	19,871	6.5	38,792	12.6
Caribbean	—	—	—	—	300	0.1	—	—
Europe	—	—	—	—	373	0.1	—	—
	$93,156	100.0%	$151,247	100.0%	$307,160	100.0%	$307,091	100.0%

(1)       "Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

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

     The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010 and financial condition as of September 30, 2011 and December 31, 2010. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

General

We are a Cayman Islands headquartered global specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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
   frequency business; and
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

Outlook and Trends

                Industry capital has generally increased, in part due to the lack of large natural catastrophes in 2009 and 2010. However, we believe the 2011 catastrophes, specifically the New Zealand earthquakes and the Japan earthquake and tsunami, have eroded industry capital. We believe the reinsurance industry, in general, remains over capitalized and that the recent catastrophes likely will result only in a reduction of share buybacks rather than a hardening of reinsurance pricing. Further, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance. Although price reductions from prior years appear to have slowed and in some cases reversed, we believe that pricing of the property and casualty industry likely will be relatively flat for the near term, even though the current price levels are not economically rational.

    Given that prior years' reserve redundancies have been reduced substantially and current interest rates on fixed maturity investments remain low, we believe the industry will eventually increase pricing. However, we do not expect to see the effects of this until 2012 or later. Price increases could occur earlier if financial and credit markets experience adverse shocks and resulting in the loss of capital of insurers and reinsurers, or if there are more major catastrophic events, especially in North America. The Florida homeowners’ insurance market continues to experience significant rate increases. In accordance with our strategy, we have increased our portfolio in this market and continue to look for other attractive opportunities. Additionally, property catastrophe retrocession pricing has increased moderately during 2011. We have seen signs of some hardening of pricing in the global property catastrophe business as a result of the 2011 catastrophic events. In addition, there is a possibility that the changes in the widely used catastrophe risk model, Risk Management Solutions (RMS 11.0), will increase the modeled expected losses for many catastrophe programs in the United States, which could result in some hardening of property catastrophe pricing. However, it is too early to tell whether the higher prices are temporary in nature or whether they will have a meaningful impact on the North American property catastrophe retrocession markets.  We believe that another major catastrophic event in 2011 could change the outlook. We intend to monitor trends in all lines of business to continue to assess whether pricing and terms and conditions change appreciably.

    It is unclear what lines of business could be significantly affected by the current economic conditions. However, we believe that opportunities are likely to arise in a number of areas, including the lines of business:

•	that experience significant losses;

•	where current market participants are experiencing financial distress or uncertainty; and

•	that are premium and capital intensive due to regulatory and other requirements.

                Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of our strategic relationships and the recent rating upgrade of Greenlight Re to "A (Excellent)" by A.M. Best on September 26, 2011. We believe that the rating upgrade should allow us to access new markets, expand our existing relationships and increase the quality and quantity of deal submissions we receive. Meanwhile, there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. So far in 2011, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. We converted some of these opportunities into bound contracts, and are currently working on underwriting the others. Further, there has been additional consolidation activity in the industry and we believe if such activity continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

        We believe our investment portfolio continues to be conservatively postured in 2011, with a net long position of 35% as of September 30, 2011. The challenging investment environment has continued throughout the year, with significant uncertainty and global geopolitical and economic headwinds. Equity markets in the U.S. and Europe are volatile, due to slowing economic growth and concerns about the sustainability of monetary and fiscal policies. Stimulative monetary policy caused rising food and energy prices, which have led to a slowdown in consumer demand for other goods and services. Rising concern about sovereign debt appears likely to limit further fiscal stimulus. Given the challenging macroeconomic environment, we intend, for the foreseeable future, to continue holding a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, we reported a net loss of $4.5 million, as compared to a net income of $29.0 million reported for the same period in 2010. The underwriting income before general and administrative expenses for the three months ended September 30, 2011 decreased by $4.2 million, to a loss of $3.9 million compared to an underwriting income of $0.3 million for the same period in 2010. The underwriting loss for the three months ended September 30, 2011 was primarily due to further adverse experience on a commercial motor contract that is in run off.  For the three months ended September 30, 2011, our investment portfolio reported a net income of $1.1 million, or a return of 0.1% on our investment account, as compared to a net investment income of $33.9 million, or a return of 3.6%, for the same period in 2010.

For the nine months ended September 30, 2011, we reported a net loss of $63.4 million, compared to net income of $34.3 million reported for the same period in 2010. The net loss is principally due to our investment portfolio reporting a net loss of $54.6 million, or a loss of 5.1%, for the nine months ended September 30, 2011 as compared to a net investment income of $39.7 million, or a return of 4.2%, for the same period in 2010. Underwriting income reported for the nine months ended September 30, 2011 decreased by $8.1 million to $0.9 million from $9.0 million reported for the nine months ended September 30, 2010. The decrease in underwriting income for the nine months ended September 20, 2011 principally was due to further adverse experience on a commercial motor contract in run off plus a full limit loss of $5.0 million on a 2011 natural peril contract resulting from the 2011 New Zealand earthquake.

For the three months ended September 30, 2011, the basic adjusted book value per share decreased by $0.09 per share, or 0.4%, to $20.05 per share from $20.14 per share at June 30, 2011. During the three months ended September 30, 2011, fully diluted adjusted book value decreased by $0.08 per share, or 0.4%, to $19.74 per share from $19.82 per share at June 30, 2011.

 For the nine months ended September 30, 2011, the basic adjusted book value per share decreased by $1.71 per share, or 7.9%, to $20.05 per share from $21.76 per share at December 31, 2010. During the nine months ended September 30, 2011, fully diluted adjusted book value decreased by $1.65 per share, or 7.7%, to $19.74 per share from $21.39 per share at December 31, 2010.

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

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total shareholders' equity (GAAP)	$765,958	$770,185	$785,654	$839,161	$766,800
Less: Non-controlling interest in joint venture	(33,866)	(33,709)	(34,222)	(45,758)	(30,784)
Basic adjusted book value per share numerator	$732,092	$736,476	$751,432	$793,403	$736,016
Add: Proceeds from in-the-money stock options issued and outstanding	16,590	16,590	16,590	16,590	16,590
Fully diluted adjusted book value per share numerator	$748,683	$753,066	$768,022	$809,993	$752,606
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,509,036	36,575,816	36,540,521	36,455,784	36,455,784
Add: In-the-money stock options issued and outstanding	1,419,000	1,419,000	1,419,000	1,419,000	1,419,000
Fully diluted adjusted book value per share denominator	37,928,036	37,994,816	37,959,521	37,874,784	37,874,784

Basic adjusted book value per share	$20.05	$20.14	$20.56	$21.76	$20.19
Fully diluted adjusted book value per share	$19.74	$19.82	$20.23	$21.39	$19.87

     Premiums Written

    Details of gross premiums written are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$89,656	96.2%	$144,889	95.8%	$290,610	94.6%	$283,950	92.5%
Severity	3,500	3.8	6,358	4.2	16,550	5.4	23,141	7.5
Total	$93,156	100.0%	$151,247	100.0%	$307,160	100.0%	$307,091	100.0%

We expect quarterly reporting of premiums written to continue to be volatile as our underwriting portfolio develops and as market conditions fluctuate. We expect the composition of premiums written between frequency and severity business to vary from quarter to quarter depending on the specific market opportunities that we pursue. The volatility in premiums for frequency business and severity business is reflected in the above table for comparing the three and nine month periods ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, the frequency gross premiums decreased by $55.2 million, or 38.1%, to $89.7 million, primarily due to Florida homeowners’ personal lines contracts that decreased by $35.3 million on a gross basis (excluding any retroceded premiums). The decrease is principally due to the fact that for the three months ended September 30, 2010, incoming unearned premiums of approximately $47.5 million were included in the gross written premiums for a new contract that had incepted during that period. By comparison for the three months ended September 30, 2011, there were no incremental incoming unearned premiums. Other significant decreases in our frequency gross premiums included $10.9 million in our specialty health premiums, $6.9 million in our general liability premiums, and $4.0 million in our workers’ compensation premiums. The decrease in specialty health premiums was partially due to our decision to non-renew a contract upon expiration and partially due to a reduction in expected premiums on a contract due to lower underlying premiums being written by the ceding insurer. The decreases in frequency premiums were partially offset by an increase of $2.3 million in the motor liability premiums primarily due to a new private passenger motor liability contract entered into during 2011.

For the nine months ended September 30, 2011, the frequency gross premiums increased by $6.7 million, or 2.3%, to $290.6 million, primarily related to the Florida homeowners’ personal lines contracts, which increased $28.5 million on a gross basis. Additionally, workers’ compensation and motor liability premiums increased in aggregate by $12.1 million primarily as a result of our existing multi-line contracts that have experienced significant growth in their underlying policies. The increases were mostly offset by premiums relating to the specialty health, specialty financial (surety and trade credit), general liability and motor physical damage lines of business which in aggregate decreased by $34.3 million compared to the same period in 2010. The largest decrease related to the specialty health line, which decreased $18.7 million partially due to our decision to non-renew a contract upon expiration and partially due to a reduction in expected premiums on a contract due to lower underlying premiums being written by the ceding insurer.

For the three months ended September 30, 2011, the decrease in severity premiums of $2.9 million compared to 2010 was principally the net result of the non-renewal of a property catastrophe contract which was partially offset by writing a new property catastrophe aggregate loss contract.

For the nine months ended September 30, 2011, the decrease in severity premiums of $6.6 million compared to 2010 was principally due to our decision to reduce our participation in a number of property catastrophe contracts during the January 1, 2011 renewal period because of softening market conditions. In addition, we did not renew a casualty clash contract during 2011 as the terms offered to us did not meet our risk appetite and return hurdle. Subsequently, during the second and third quarters of 2011, we entered into new excess of loss natural peril contracts on more attractive terms than had been offered at the beginning of the year, which partially offset the decrease in severity premiums.

For the three months ended September 30, 2011, our ceded premiums were $9.3 million compared to $3.6 million for the same period in 2010. For the nine months ended September 30, 2011, our ceded premiums were $30.0 million compared to $8.2 million for the same period in 2010. During the second quarter of 2011, we entered into a Florida homeowners’ personal lines contract which includes a quota share retrocession to the ceding insurer’s affiliated captive reinsurance company. The increase in ceded premiums for both three and nine months ended September 30, 2011 was principally a result of this new agreement.

Details of net premiums written are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$80,348	95.8%	$141,250	95.7%	$260,643	94.0%	$275,722	92.3%
Severity	3,500	4.2	6,358	4.3	16,550	6.0	23,141	7.7
Total	$83,848	100.0%	$147,608	100.0%	$277,193	100.0%	$298,863	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$85,301	94.4%	$72,684	91.5%	$288,158	95.2%	$161,295	87.6%
Severity	5,047	5.6	6,717	8.5	14,497	4.8	22,823	12.4
Total	$90,348	100.0%	$79,401	100.0%	$302,655	100.0%	$184,118	100.0%

    Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the three months ended September 30, 2011, the increase in frequency earned premiums of $12.6 million, or 17.4%, reflects the additional quota share contracts written during 2010 and 2011. The increase was primarily related to the new Florida homeowners’ property insurance contracts which accounted for $11.5 million of the increase in frequency earned premiums. To a lesser extent, the increase in earned premiums also related to general liability, professional liability, specialty health, specialty financial (surety and trade credit) and workers’ compensation lines, which collectively accounted for $9.2 million of the increase in frequency earned premiums for the three months ended September 30, 2011. These increases were partially offset by a decrease in earned premiums for motor liability principally as a result of the commercial motor liability contracts that were placed into run-off during 2010.

During the nine months ended September 30, 2011, all of our frequency lines of business, with the exception of motor liability, contributed to an increase in net earned premiums of $126.9 million, or 78.7%, compared to the same period in 2010. The Florida homeowners’ property insurance contracts accounted for $103.4 million of the increase in net premiums earned for the nine months ended September 30, 2011. To a lesser extent, the increase in earned premiums also related to general liability, professional liability, specialty health, specialty financial (surety and trade credit) and workers’ compensation lines which collectively accounted for $40.3 million of the increase in frequency earned premiums for the nine months ended September 30, 2011. These increases were partially offset by a decrease in earned premiums for motor liability mainly as a result of the commercial motor liability contract that were placed into run-off during 2010.

For the three months ended September 30, 2011, severity net earned premiums decreased $1.7 million, or 24.9%, compared to the same period in 2010. For the nine months ended September 30, 2011, severity net earned premium decreased $8.3 million, or 36.5%, compared to the same period in 2010. The decreases for both periods were principally due to our decision to reduce our participation in a number of property catastrophe contracts during the January 1, 2011 renewal period because of softening market conditions. The decrease in earned premiums for the nine months ended September 30, 2011 was also attributable to premiums on our professional liability severity contracts being fully earned during 2010, with no new professional liability severity contracts written during 2011.

    Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$62,354	99.9%	$49,610	98.7%	$179,342	96.9%	$110,724	96.3%
Severity	45	0.1	647	1.3	5,652	3.1	4,212	3.7
Total	$62,399	100.0%	$50,257	100.0%	$184,994	100.0%	$114,936	100.0%

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as we deem necessary based on updated information and our internal actuarial estimates. We expect losses incurred on our severity business to be volatile from period to period.

For the three months ended September 30, 2011 and 2010, the loss ratios for our frequency business were 73.0% and 68.3%, respectively. The increase in the frequency loss ratio was principally related to the unfavorable experience during the period on the commercial motor liability contract that is in run-off. To a lesser extent the increase related to a multi-line contract that experienced adverse loss development and as a result loss reserves were strengthened during the three months ended September 30, 2011.

 For the three months ended September 30, 2011, the losses incurred for severity business related to a multi-year surety stop-loss contract. There were no losses incurred on any natural peril severity contracts during the three months ended September 30, 2011.

For the nine months ended September 30, 2011 and 2010, the loss ratios for our frequency business were 62.2% and 68.7%, respectively. The decrease in frequency loss ratio was principally a result of the growth in Florida homeowners’ contracts, which generally have lower loss ratios than other lines of business. Since these contracts accounted for more than 50.9% of our frequency earned premiums for the nine months ended September 30, 2011, compared to 26.8% for the same period in 2010, the average overall frequency loss ratio decreased. The decrease was partially offset by increase in the loss ratio on the commercial motor liability contract that is in run-off.

The loss ratios for our severity business were 39.0% and 18.5% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the loss ratio for our severity business during the nine months ended September 30, 2011 was principally due to a full limit loss of $5.0 million on a natural peril contract resulting solely from the 2011 New Zealand earthquake.

Losses incurred in the three and nine months ended September 30, 2011 and 2010 can be further broken down into losses paid and changes in loss reserves as follows:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$48,405	$(2,177)	$46,228	$55,189	$(770)	$54,419
Change in reserves	22,617	(6,446)	16,171	(3,595)	(567)	(4,162)
Total	$71,022	$(8,623)	$62,399	$51,594	$(1,337)	$50,257

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$146,750	$(6,683)	$140,067	$95,069	$(1,720)	$93,349
Change in reserves	54,634	(9,707)	44,927	23,835	(2,248)	21,587
Total	$201,384	$(16,390)	$184,994	$118,904	$(3,968)	$114,936

For the nine months ended September 30, 2011, our net loss reserves on prior period contracts increased by $19.9 million, which primarily related to the following:

•	$15.7 million of adverse loss development on a motor liability contract in run off;
•	$3.6 million of adverse loss development on a multi-line quota share contract;
•	$1.7 million of adverse loss development on Florida homeowners’ contracts;
•	$1.0 million of favorable loss development on a specialty health contract;
•
$1.0 million adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This loss development resulted from revised estimated losses expected to breach into our layer of coverage solely as a result of changes in the foreign currency exchange rates for the New Zealand dollar and the Australian dollar against the U.S. dollar; and

•	$0.6 million of reserves eliminated on a 2010 casualty clash excess of loss contract, which expired with no reported claims.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2011.

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

	Three months ended September 30,				Nine months ended September 30,
	($ in thousands)				($ in thousands)
	2011		2010		2011		2010
Frequency	$30,933	97.1%	$27,799	96.5%	$114,107	97.7%	$57,370	95.3%
Severity	914	2.9	1,008	3.5	2,685	2.3	2,813	4.7
Total	$31,847	100.0%	$28,807	100.0%	$116,792	100.0%	$60,183	100.0%

For the three months ended September 30, 2011 and 2010 the acquisition cost ratios for frequency business were 36.2% and 38.3%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 18.1% and 15.0% for the three months ended September 30, 2011 and 2010, respectively. Overall, our total acquisition cost ratio decreased slightly to 35.2% for the three months ended September 30, 2011 from 36.3% for the corresponding 2010 period.

For the three months ended September 30, 2011, the decrease in frequency acquisition costs ratio compared to the corresponding 2010 period was principally related to a multi-line quota share contract. This contract had a sliding scale ceding commission which resulted in reversal of ceding commissions previously recorded due to adverse loss development during the three months ended September 30, 2011.

For the nine months ended September 30, 2011 and 2010, the acquisition cost ratios for frequency business were 39.6% and 35.6%, respectively. The increase in the acquisition cost ratio was primarily due to our Florida homeowners’ contracts which on average have higher ceding commissions as a percentage of premiums than our other lines of business. Our Florida homeowners’ contracts generally exclude, or significantly limit, catastrophe loss coverage. As a result, ceding insurers elect to separately purchase excess catastrophe reinsurance protection. However, premiums that we receive and earn are net of the reinsurance premiums paid by ceding insurers for their excess catastrophe reinsurance coverage. The commission rates on these policies are based on the gross premiums paid by the insured homeowner, but calculating these commissions as a percentage of net premiums results in an average commission rate higher than on our other lines of business. To illustrate, where the ceding insurer collects $100 of gross premiums from the insured homeowner, pays $30 for excess catastrophe reinsurance protection and pays $28 of commissions to agents, we would report premiums of $70 and commissions of $28, resulting in an acquisition cost ratio of 40%. The increase in the acquisition cost ratio was partially offset by the reversal of ceding commissions on a multi-line contract as explained in the above paragraph for the three months ended September 30, 2011.

For the three months ended September 30, 2011, the increase in the severity acquisition cost ratio from 14.9% to 18.1% was principally related to a multi-year professional liability excess of loss contract where we are holding a profit commission payable to the client and accrue interest on the amount withheld. We record this interest expense as an underwriting expense since it is directly related to this contract. Given that all the premiums on this contract were earned in prior periods, the interest expense caused the acquisition cost ratio for the three months ended September 30, 2011 to increase compared to the same period in 2010.

For the nine months ended September 30, 2011 and 2010, the acquisition cost ratios for severity business were 18.5% and 12.3% respectively. The increase was principally related to the multi-year professional liability contract discussed in the preceding paragraph.

 Overall, the total acquisition cost ratio for the nine months ended September 30, 2011 was 38.6% compared to 32.7% for the same period in 2010.

     General and Administrative Expenses

    For the three months ended September 30, 2011 and 2010, our general and administrative expenses were $1.5 million and $3.4 million, respectively. The decrease in general and administrative expenses was partially due to a decrease in employee bonus accruals as a result of a decrease in underwriting results, and partially related to lower share based compensation expense for the three months ended September 30, 2011. General and administrative expenses for the three months ended September 30, 2011 and 2010 included $0.1 million and $1.2 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors. The decrease in share based compensation expense was primarily due to the forfeiture of restricted shares and share purchase options by our former chief executive officer upon his retirement.  For the three and nine months ended September 30, 2011, the share based compensation expense included $1.1 million and $1.1 million, respectively, of expenses reversed relating to the forfeited restricted shares and stock options.

For the nine months ended September 30, 2011 and 2010, our general and administrative expenses were $10.9 million and $11.6 million, respectively. General and administrative expenses for the nine months ended September 30, 2011 and 2010 include $2.1 million and $3.1 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors. The decrease in general and administrative expenses and stock compensation expenses for the nine months ended September 30, 2011 was primarily related to the reversal of share based compensation expense on forfeited restricted shares and share purchase options discussed above. The decrease in general and administrative expenses was partially offset by an increase in salaries and benefits (excluding bonus) resulting from an increase in the number of employees.

     Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	($ in thousands)		($ in thousands)
	2011	2010	2011	2010
Realized gains (losses) and change in unrealized gains and losses, net	$9,413	$41,983	$(33,443)	$55,133
Interest, dividend and other income	3,338	3,636	13,075	14,449
Interest, dividend and other expenses	(7,981)	(4,806)	(22,872)	(16,010)
Investment advisor compensation	(3,700)	(6,932)	(11,334)	(13,890)
Net investment income (loss)	$1,070	$33,881	$(54,574)	$39,682

    For the three months ended September 30, 2011, investment income, net of all fees and expenses, resulted in a gain of 0.1% on our investment portfolio. This compares to a gain of 3.6% for the same 2010 period. For the three months ended September 30, 2011, gains on our derivatives and short portfolio were offset by losses on our long portfolio.

    For the nine months ended September 30, 2011, investment income, net of all fees and expenses, resulted in a loss of 5.1% on our investment portfolio compared to a gain of 4.2% reported for the same 2010 period. For the nine months ended September 30, 2011, losses on our long portfolio were partially offset by the gains on our short portfolio.

For the three months ended September 30, 2011, included in investment advisor compensation was $3.7 million (September 30, 2010: $3.3 million) relating to management fees paid to DME Advisors.

    For the nine months ended September 30, 2011, included in investment advisor compensation was $11.3 million (September 30, 2010: $9.7 million) relating to management fees paid to DME Advisors.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. No performance compensation was recorded for the three and nine months ended September 30, 2011 due to a net loss being reported during the nine months ended September 30, 2011. Included in investment advisor compensation for the three and nine months ended September 30, 2010 was performance compensation of $3.6 million and $4.1 million, respectively.

    Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last day of the month of the relevant posting. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy.  Therefore, we present on our website the largest long positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

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

For the nine months ended September 30, 2011, a deferred tax asset of $58,009 (December 31, 2010: $79,018) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. As of September 30, 2011, an accrual for current taxes payable of $155,706 (December 31, 2010: $333,865) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	62.2%	39.0%	61.1%	68.7%	18.5%	62.4%
Acquisition cost ratio	39.6%	18.5%	38.6%	35.6%	12.3%	32.7%
Composite ratio	101.8%	57.5%	99.7%	104.3%	30.8%	95.1%
Internal expense ratio			3.6%			6.3%
Combined ratio			103.3%			101.4%

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

Financial Condition

Investments and Due to Prime Brokers

    Investments (assets) reported in the condensed consolidated balance sheets as of September 30, 2011 were $1,015.6 million compared to $1,052.0 million as of December 31, 2010, a decrease of 3.5%. As of September 30, 2011, our exposure to long investments decreased to 88%, compared to 93% as of December 31, 2010, while our exposure to short investments decreased from 73% as of December 31, 2010, to 53% as of September 30, 2011 as we reduced the number of short positions in our portfolio. During the nine months ended September 30, 2011, we also reduced our CDS in sovereign debt and increased our short positions in non-U.S. debt. Our average net long exposure during the nine months ended September 30, 2011 was 29%. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency derivatives, interest rate options and other macro positions.

    From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. At September 30, 2011, we had borrowed $45.6 million (December 31, 2010: $54.4 million) from our prime brokers in order to purchase investment securities and $273.7 million (December 31, 2010: $218.7 million) under term margin agreements from prime brokers to provide collateral for our letters of credit outstanding. The increase in collateral for letters of credit was a result of additional letters of credit issued during the period driven by our growing underwriting operations.

    Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2011, 85.0% of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 13.2% was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.8% was comprised of securities valued based on non-observable inputs (Level 3).

    In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, our investment advisor, which makes the determination based on feedback from executing brokers, market makers and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2011, $213.8 million (December 31, 2010: $98.6 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $204.9 million (December 31, 2010: $72.1 million) were based on observable market information and classified as Level 2, and $8.9 million (December 31, 2010: $26.5 million) were based on non-observable inputs and classified as Level 3.

    During the nine months ended September 30, 2011, certain of our equity securities which were previously unlisted, began trading on US exchanges and, as a result, we were able to determine fair values of these securities based on quoted prices in active markets. Therefore, we transferred securities with a fair value of $9.7 million on the date of transfer from Level 3 to Level 1 fair value measurements. There were no other transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended September 30, 2011. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

                At September 30, 2011, our securities sold, not yet purchased decreased by $74.7 million, or 10.3%, from $726.7 million at December 31, 2010. For the same period, our restricted cash decreased from $977.3 million to $940.8 million, a decrease of $36.5 million, or 3.7%. The decrease in restricted cash resulted from decreases in securities sold, not yet purchased and decreases in cash held by swap counter-parties. The decrease was partially offset by increases in cash collateral for certain letters of credit issued during the nine months ended September 30, 2011.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses as of September 30, 2011 and December 31, 2010 were comprised of the following table:

	September 30, 2011			December 31, 2010
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$95,548	$105,153	$200,701	$59,216	$87,504	$146,720
Severity	20,613	19,786	40,399	18,114	21,633	39,747
Total	$116,161	$124,939	$241,100	$77,330	$109,137	$186,467

The increase in frequency loss reserves is principally a result of estimated losses incurred associated with the increase in earned premiums during the nine months ended September 30, 2011. The increase in severity case reserves is the net impact of loss reserves relating to the 2010 and 2011 New Zealand earthquakes, partially offset by a decrease due to loss payments made on older severity contracts. For most of our contracts written as of September 30, 2011, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of October 28, 2011, our maximum aggregate loss exposure to any series of natural peril events was $94.1 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$66,127	$94,077
Europe	33,800	35,000
Japan	35,000	35,000
Rest of the world	20,000	20,000
Maximum Aggregate	66,127	94,077

 (1)           Includes the Caribbean

Shareholders’ Equity

    Our shareholders’ equity decreased to $766.0 million as of September 30, 2011 from $839.2 million as of December 31, 2010, a decrease of $73.2 million, or 8.7%. The decrease was principally due to a net loss of $63.4 million during the nine months ended September 30, 2011, and partially due to the withdrawal of $10.4 million by DME Advisors from the non-controlling interest in the joint venture during the period.

Liquidity and Capital Resources

General

    We are organized as a holding company with no operations of our own. As a holding company, we have minimal continuing cash needs, most of which are related to the payment of administrative expenses. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite risks associated with our property and casualty reinsurance programs. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

    On September 26, 2011, A.M. Best upgraded the rating for Greenlight Re from "A- (Excellent)" to “A (Excellent)” with a stable outlook, and reaffirmed the "A- (Excellent)" rating for GRIL. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

    Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2011, approximately 93.7% of our investments were comprised of publicly-traded equity securities, actively traded debt instruments and gold bullion which can be readily liquidated to meet current and future liabilities. As of September 30, 2011, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our condensed consolidated statements of income for each reporting period.

    For the nine months ended September 30, 2011, we used $7.3 million in cash from operations principally for underwriting activities. We used $5.6 million of net cash for investing activities. There were no cash flows related to financing activities during the nine months ended September 30, 2011.

    As of September 30, 2011, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of September 30, 2011, we had no plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

    Although we are not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect its ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2011, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

    As of September 30, 2011, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

    As of September 30, 2011, we had four letter of credit facilities totaling $610.0 million with various financial institutions (see Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities). As of September 30, 2011, an aggregate amount of $401.4 million (December 31, 2010: $339.9 million) in letters of credit were issued under these facilities. Under the facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. At September 30, 2011, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $426.1 million (December 31, 2010: $349.6 million) were pledged as security against the letters of credit issued.

    Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the nine months ended September 30, 2011.

Capital

    Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, we have filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009 and expires in July 2012 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2011.

                The Board has adopted a share repurchase plan authorizing the Company to repurchase up to two million of its Class A ordinary shares. We may from time to time repurchase shares to optimize our capital structure. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of such shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2012, does not require us to repurchase any specific number of such shares and may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2011, we did not purchase any Class A ordinary shares, and as of September 30, 2011, we had repurchased 228,900 Class A ordinary shares under the share repurchase plan.

    On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of September 30, 2011, there were 1,326,043 Class A ordinary shares available for future issuance.

On September 26, 2011, A.M. Best upgraded the rating for our reinsurance subsidiary, Greenlight Re from "A- (Excellent)" to "A (Excellent)" and reaffirmed the "A− (Excellent)" rating for GRIL. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2011 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$373	$744	$708	$483	$2,308
Specialist service agreement	450	225	—	—	675
Private equity and limited partnerships (2)	20,879	—	—	—	20,879
Loss and loss adjustment expense reserves (3)	114,673	92,776	27,765	5,886	241,100
	$136,375	$93,745	$28,473	$6,369	$264,962

(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of September 30, 2011, we had made total commitments of $41.2 million in private investments of which we have invested $20.3 million, and our remaining commitments to these investments total $20.9 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

 GLRE has entered into a ten year lease agreement for office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008 and ends on September 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments are $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

 GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating $90,400 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

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

        On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the nine months ended September 30, 2011, no performance allocation was recorded due to the net investment loss for the period.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

• equity price risk;

• foreign currency risk;

• interest rate risk;

• credit risk;

• effects of inflation; and

• political risk.

Equity Price Risk

As of September 30, 2011, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2011, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $33.0 million, or 3.3%, decline in the fair value of our total investment portfolio.

                Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2011, we had no reported losses payable in foreign currencies. However, we are exposed to fluctuations in foreign currencies on certain worldwide catastrophe aggregate loss contracts where the thresholds for losses entering into our layers of coverage are denominated in U.S. dollars while the underlying losses on these contracts are determined by the insurer in foreign currencies. Changes in currency exchange rates may result in aggregated losses that were not previously expected to attach to our layer, subsequently breaching into our coverage layer. As of September 30, 2011, we estimated that a 10% decrease in the U.S dollar against both the New Zealand dollar and the Australian dollar (all else being constant) would result in additional estimated loss reserves of $0.2 million on an aggregate loss contract. Alternatively, a 10% increase in the U.S dollar against both the New Zealand dollar and the Australian dollar, would result in a reduction of $1.0 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

Through cash, forwards, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2011, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2011:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$175	0.0%	$(175)	0.0%
Euro	13,134	1.3	(5,823)	(0.6)
Japanese Yen	18,386	1.8	(7,577)	(0.7)
Swiss Franc	807	0.1	(807)	(0.1)
Other	(97)	0.0	97	0.0
Total	$32,405	3.2%	$(14,285)	(1.4)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Interest Rate Risk

                Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments, CDS, interest rate options and futures. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2011:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$11,492	1.13%	$(12,657)	(1.25)%
Credit default swaps	134	0.01	(134)	(0.01)
Interest rate options	7,264	0.71	(1,919)	(0.19)
Futures	8,774	0.86	(9,409)	(0.93)
Net exposure to interest rate risk	$27,664	2.71%	$(24,119)	(2.38)%

    For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, CDS, interest rate options and futures was determined based on the interest rates applicable to each instrument individually. We periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

                In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. We closely and regularly monitor our concentration of credit risk with each prime broker and if necessary, transfer cash or securities between prime brokers to diversify and mitigate our credit risk. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no other significant concentrations of credit risk.

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

                Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

    Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

                From time to time, in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any of our existing contractual disputes, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

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

   As of October 28, 2011, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               On August 5, 2008, the Company’s Board of Directors adopted a share repurchase plan authorizing the Company to purchase up to two million of its Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions under the plan. The plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2011, no Class A ordinary shares were repurchased. As of September 30, 2011, we had repurchased 228,900 shares under the share repurchase plan.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

Item 4.    REMOVED AND RESERVED

Item 5.    OTHER INFORMATION

 None.

Item 6.    EXHIBITS

10.1	Employment Agreement, dated July 27, 2011, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges.
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

*	The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Barton Hedges
Name:	Barton Hedges
Title:	Chief Executive Officer
Date:	October 31, 2011
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	October 31, 2011