Form 10-K
period 2011-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2012-02-21
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Large accelerated filer ☐  Accelerated filer  ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2011 was $685,240,541 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of January 31, 2012, there were 30,277,009 Class A ordinary shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2012 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 25, 2012 are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) and include but are not limited to:

●	Our results will fluctuate from period to period and may not be indicative of our long-term prospects;

●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;

●	The property and casualty reinsurance market may be affected by cyclical trends;

●	The effect of emerging claim and coverage issues on our business is uncertain;

●	Rating agencies may downgrade or withdraw our rating;

●	We depend on DME Advisors, LP, or DME Advisors, to implement our investment strategy;

●	Loss of key executives could adversely impact our ability to implement our business strategy; and

●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

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

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Ltd.
Verdant	Verdant Holding Company, Ltd.

Company Overview

Greenlight Capital Re is a holding company that was incorporated in July 2004 under the laws of the Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s Class A ordinary shares and Class B ordinary shares; or, collectively, the ordinary shares. On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, as well as an additional $50.0 million from a private placement of Class B ordinary shares.

    We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. We conduct our reinsurance operations through two licensed and regulated entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Our goal is to build long-term shareholder value by offering customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will provide us with favorable long-term returns on equity. In September 2010, we established GRIL to provide multi-line property and casualty reinsurance capacity to the European broker market and to further serve clients located in Europe.

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

●
we focus on offering customized reinsurance solutions to select customers at times and in markets where capacity and alternatives are limited rather than pursuing and participating in broadly available traditional property and casualty opportunities;

●
we aim to build a reinsurance portfolio of frequency and severity contracts with favorable ultimate economic results measured after all loss payments have been made rather than focusing on interim reported results when losses may be incurred but not yet reported or paid;

●
we seek to act as the lead underwriter on a majority of the contracts we underwrite in an effort to obtain greater influence in negotiating pricing, terms and conditions rather than focusing on taking a minority participation in contracts that have been negotiated and priced by another party;

●
we maintain a small staff of experienced generalist underwriters that are capable of underwriting many lines of property and casualty business rather than a large staff of underwriters, each with an individual, specific focus on certain lines of business;

●
we implement a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and services each reinsurance contract rather than separating underwriting and servicing duties among many employees; and

●
we compensate our management with a cash bonus structure largely dependent on our underwriting results over a multi-year period rather than on premium volume or underwriting results in any given financial accounting period.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with a third-party investment advisor that is compensated with both a fixed annual fee based on assets under management and on the positive performance of our portfolio. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2013 and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

While we intend to continue to add to, and diversify, our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where capacity and alternatives are underserved or constrained;

●	seek clients with appropriate expertise in their line of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with favorable returns on capital over the life of the contract; and

●	strengthen and expand relationships with existing clients.

 The following table sets forth our gross premiums written by line of business for the years ended December 31, 2011, 2010 and 2009:

	2011		2010			2009 (1)
	($ in thousands)
Property
Commercial lines	$10,019	2.5%	$15,468		3.7%	$12,363	4.8%
Personal lines	158,482	39.9	185,216		44.7	48,183	18.6
Total Property	168,501	42.4	200,684		48.4	60,546	23.4
Casualty
General liability	34,379	8.6	42,979		10.4	28,273	10.9
Marine liability	360	0.1	483		0.1	—	—
Motor liability	86,937	21.9	55,278		13.3	95,335	36.9
Motor physical damage	7,026	1.8	3,712		0.9	—	—
Professional liability	20,631	5.2	8,877		2.1	4,650	1.8
Total Casualty	149,333	37.6	111,329		26.8	128,258	49.6
Specialty
Financial	12,364	3.1	16,650		4.0	—	—
Health	38,640	9.7	66,649		16.1	48,955	18.9
Medical malpractice	—	—	(1,929	) (2)	(0.5)	1,033	0.4
Workers’ compensation	28,821	7.2	21,467		5.2	20,026	7.7
Total Specialty	79,825	20.0	102,837		24.8	70,014	27.0
	$397,659	100.0%	$414,850		100.0%	$258,818	100.0%

(1) During 2010, we refined our method of presenting the lines of business and geographic area of risks insured within our one operating segment. The historical comparative balances for the year ended December 31, 2009 presented above, have been reclassified to conform to the current period presentation.

(2) The negative balance represents reversal of premiums due to termination of contracts or premiums returned upon commutation of contracts.

The following table sets forth our gross premiums written by the geographic area of the risk insured for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	($ in thousands)
USA	$353,999	89.0%	$374,330	90.2%	$233,058	90.0%
Worldwide (1)	22,595	5.7	32,549	7.8	24,015	9.3
Europe	20,765	5.2	7,671	1.9	—	—
Caribbean	300	0.1	300	0.1	1,745	0.7
	$397,659	100.0%	$414,850	100.0%	$258,818	100.0%

  (1)        “Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

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

We aim to build and strengthen long-term relationships with global reinsurance brokers. Our management team has significant relationships with most of the primary and specialty broker intermediaries in the reinsurance marketplace. We believe that by maintaining close relationships with brokers we will be able to continue to obtain access to a broad range of reinsurance clients and opportunities. We focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract.

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

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

●	customized solutions that address the specific business needs of our clients;
●	rapid and substantive responses to proposal and pricing quote requests;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
	($ in thousands)
Largest broker	$139,251	35.0%	$122,558	29.6%	$79,419	30.7%
2nd largest broker	107,641	27.1	117,842	28.4	62,346	24.1
3rd largest broker	50,985	12.8	87,818	21.2	60,043	23.2
4th largest broker	49,398	12.4	—	—	—	—
	$347,275	87.3%	$328,218	79.2%	$201,808	78.0%

    We believe that by maintaining close relationships with brokers, we are able to obtain access to a range of potential clients that meet our criteria. We meet frequently in the Cayman Islands and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are reviewed and approved in our executive offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Risk Factors – The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations”. In addition, we may assume a degree of credit risk of our reinsurance brokers. See ‘‘Risk Factors — The involvement of reinsurance brokers subjects us to their credit risk.’’

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

    Economics of Results

Our primary goal is to build a reinsurance portfolio that has attractive economic results. We may underwrite a reinsurance contract that may not demonstrate immediate short-term accounting benefits if we believe it will provide a favorable return on capital over the life of the contract. In pricing our products, we assume investment returns that approximate the risk-free rate, which we review and adjust, if necessary, on an annual basis.

Actuarially Based Pricing

We have developed and use proprietary actuarial models and also use several commercially available tools to price our business. Our models not only consider conventional underwriting metrics, but also incorporate a component for risk aversion that places greater weight on scenarios that result in greater losses. The actuary working on the transaction must agree that the transaction is expected to meet or exceed our return on equity requirements before we commit capital. We price each transaction based on our view of the merits and structure of the transaction.

Team Approach

Each transaction typically is assigned to an underwriter and an actuary to evaluate underwriting, structuring and pricing. Prior to committing capital to any transaction, the evaluation team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff, including underwriting, actuarial and finance. This group is provided an opportunity to critically evaluate the proposed transaction. Additionally, our Chief Executive Officer or Chief Underwriting Officer must agree that the transaction meets our underwriting guidelines before we submit a firm proposal. Our Chief Executive Officer and Chief Underwriting Officer maintain the exclusive ultimate authority to bind contracts.

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

Alignment of Company and Client’s Interests

We seek to ensure each contract we underwrite aligns our interests with our client’s interests. Specifically, depending upon the opportunity we may seek to:

●	pay our clients a commission based upon a predetermined percentage of the profit we realize on the business, which we refer to as a profit commission;
●	provide that the client pays a predetermined amount of all losses before our reinsurance policy incurs a loss payment, which we refer to as self insured retentions;
●	provide that the client pays a predetermined proportion of all losses above a predetermined amount, which we refer to as co-participation; and/or
●
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

Detailed Contract Diligence

We are highly selective in the contracts we choose to underwrite and spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

●	the client’s and industry's historical loss data;
●	the expected duration for claims to fully develop;
●	the client’s pricing and underwriting strategies;
●	the geographic areas in which the client is doing business and its market share;
●	the reputation and financial strength of the client;
●	the reputation and expertise of the broker;
●	the likelihood of establishing a long-term relationship with the client and the broker; and
●	reports provided by independent industry specialists.

Underwriting Authorities

We use actuarial models that we produce and apply our underwriting guidelines to analyze each reinsurance opportunity before we commit capital. The Underwriting Committee of our Board of Directors sets parameters for zonal and aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. Our approach to risk control imposes an absolute loss limit on our natural catastrophic exposures rather than an estimate of probable maximum losses and we have established zonal and aggregate limits. We manage all non-catastrophic exposures and other risks by analyzing our maximum loss potential on a contract-by-contract basis. The maximum underwriting authorities, as set by our Underwriting Committee, may be amended from time to time, including as and when our capital base changes.

Retrocessional Coverage

We may from time to time purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties.

The amount of retrocessional coverage that we purchase varies based on numerous factors, some of which include the inherent riskiness of the portfolio of business we write and the level of our capital base. Given our opportunistic approach to underwriting, which may change the composition and inherent riskiness of our underwriting portfolio on an annual basis, it is not possible to predict the level of retrocessional coverage that we will purchase in any given year. To date, our retrocessional coverage has been primarily used as a tool to align our interests with those of our counterparties.

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of ‘‘A− (Excellent)’’ from A.M. Best Company, Inc., or “A.M. Best”, or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, or letters of credit.  As of December 31, 2011, the aggregate amount due from reinsurers from retrocessional coverages represents 12.3% (2010: 6.4%) of our gross outstanding loss reserves. As of December 31, 2011, all the reinsurers of our retrocessional coverage had either a financial strength rating from A.M. Best of ‘‘A− (Excellent)’’ or better, or we retained funds, letters of credit and other collateral in excess of the estimated losses recoverable.

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

Our claims management process begins upon receipt of claims submissions from our clients, which the underwriter reviews for authorization prior to entry and settlement. We believe this ensures that we pay claims consistently with the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from our executive officers.

Where necessary, we conduct or contract for on-site audits, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we evaluate and monitor ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

Reserves

Our reserving philosophy is to reserve to our best estimates of the actual results of the risks underwritten. Our actuaries and underwriters provide reserving estimates on a quarterly basis calculated to meet our estimated future obligations. We reserve on a transaction by transaction basis. We engage outside actuaries who review these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount we establish as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may also include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

Reserves do not represent an exact calculation of liability. Rather, reserves represent our best estimate of the expected cost of the ultimate settlement and administration of the claim. Although the methods for establishing reserves are well-tested, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base these estimates on our assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond our control.

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2011, we had letter of credit facilities with an aggregate amount of $760.0 million (2010: $560.0 million). As of December 31, 2011, we had issued letters of credit totaling $382.8 million (2010: $339.9 million) to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Risk Factors — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

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

While we have a limited operating history compared to most of our competitors, we believe that our approach to underwriting allows us to be successful in underwriting transactions against more established competitors.

Ratings

On September 26, 2011, A.M. Best upgraded the rating of Greenlight Re from “A- (Excellent)” to “A (Excellent)” with a stable outlook, and reaffirmed the “A- (Excellent)” rating for GRIL. An “A (Excellent)” rating from A.M. Best is the third highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors – A downgrade or withdrawal of our A.M. Best rating would significantly and negatively affect our ability to implement our business strategy successfully.”

Regulations

Cayman Islands Insurance Regulation

Greenlight Re holds an Unrestricted Class B insurance license issued in accordance with the terms of the Insurance Law (as amended) of the Cayman Islands, or the Law, and is subject to regulation by the Cayman Islands Monetary Authority, or CIMA, in terms of the Law.

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

●
the maintenance of a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of CIMA, over liabilities other than liabilities to partners or shareholders) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000), subject to increase by CIMA depending on the type of business undertaken;

●
to carry on its insurance business in accordance with the terms of the license application submitted to CIMA, to seek the prior approval of CIMA for any proposed change thereto, and annually to file a certificate of compliance with this requirement in the prescribed form signed by an independent auditor, or any other party approved by CIMA;

●	to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by CIMA;

●	to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;

●
to notify CIMA as soon as reasonably practicable of any change of control of Greenlight Re, the acquisition by any person or group of persons of shares representing more than 10% of Greenlight Re’s issued share capital or total voting rights;

●	to maintain appropriate business records in the Cayman Islands; and

●	to pay an annual license fee.

The Law requires that the holder of an Unrestricted Class B insurance license engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight, unless exempted by CIMA. Greenlight Re has been exempted from this requirement.

It is the duty of CIMA:

●	to maintain a general review of insurance practices in the Cayman Islands;

●
to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business in order to ensure that the Law has been complied with and that the licensee is in a sound financial position and is carrying on its business in a satisfactory manner;

●	to examine and report on the annual returns delivered to CIMA in terms of the Law; and

●	to examine and make recommendations with respect to, among other things, proposals for the revocation of licenses and cases of suspected insolvency of licensed entities.

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 (“Irish Regulations”). GRIL is required to comply at all times with the Irish Regulations and with any future conditions imposed on it by the Central Bank of Ireland (“CBI”).  In addition, GRIL is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2010 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. We have entered into an agreement, or the “advisory agreement”, wherein the Company, Greenlight Re, GRIL, and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets.  The advisory agreement expires on December 31, 2013 and will renew automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME Advisors notifies the other participants, of its desire to terminate the advisory agreement or any other participant notifies DME Advisors of its desire to withdraw from the advisory agreement.

Pursuant to the advisory agreement, DME Advisors has the exclusive right to manage our investments, subject to the investment guidelines adopted by our Board of Directors, for so long as the agreement is in effect. DME Advisors receives two forms of compensation:

●	a monthly payment based on an annual rate of 1.5% of the capital account balance of each participant; and

●	a performance allocation based on the positive performance change in such participant’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

    The loss carry forward provision allows DME Advisors to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a participant’s (other than DME Advisors) capital account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME Advisors is not entitled to a performance allocation in a year in which the investment portfolio incurs a loss. However, DME Advisors is entitled to earn reduced incentive compensation on subsequent years to the extent it generates profits for our investment portfolio in such years.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but we do not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account and for DME Advisors’ own account or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Capital Offshore Masters (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners, which we collectively refer to as the Greenlight Funds.

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

Greenlight Re or GRIL may also withdraw as a participant under the advisory agreement prior to the expiration of its term at any time only ‘‘for cause,’’ which the advisory agreement defines as:

●	a material violation of applicable law relating to DME Advisors’ advisory business;

●	DME Advisors' gross negligence, willful misconduct or reckless disregard of its obligations under the advisory agreement;

●	a material breach by DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or

●	a material breach by DME Advisors of its obligations to return and deliver assets as we may request.

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying public or private corporate equities and current-pay debt instruments, selling securities short and investing in trade claims, debt instruments of distressed issuers, sovereign debt, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), commodities, currencies, leases, break-ups, consolidations, reorganizations and limited partnerships. As of December 31, 2011, DME Advisors was in compliance with our investment guidelines.

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

As of the date hereof, the investment guidelines for Greenlight Re currently state:

●
Quality Investments: At least 80% of the assets in the investment portfolio will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development; or OECD, high income countries, cash, cash equivalents and gold. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

●
Concentration of Investments:  Other than cash, cash equivalents and United States government obligations, no single investment in the investment portfolio will constitute more than 20% of the portfolio.

●
Liquidity:  Assets will be invested in such fashion that Greenlight Re has a reasonable expectation that it can meet any of its liabilities as they become due. Greenlight Re will review with the investment advisor the liquidity of the portfolio on a periodic basis.

●
Monitoring:  Greenlight Re will require the investment advisor to re-evaluate each position in the investment portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on the investment portfolio to Greenlight Re or as Greenlight Re may reasonably determine.

●
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

●
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

 Investment Results

   Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements as of December 31, 2011 and 2010:

	2011		2010
	($ in thousands)
Debt instruments	$10,639	1.0%	$15,610	1.4%
Listed Equity Securities	830,789	75.3	808,209	71.5
Exchange traded funds	60,033	5.5	31,712	2.8
Commodities	97,506	8.8	132,466	11.7
Private and unlisted equity securities	31,179	2.8	46,557	4.1
	1,030,146	93.4	1,034,554	91.5
Funds and cash held with brokers and swap counterparties	55,645	5.0	73,144	6.5
Financial contracts, net	17,349	1.6	22,675	2.0
Total long investments	$1,103,140	100.0%	$1,130,373	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements as of December 31, 2011 and 2010:

	2011		2010
	($ in thousands)
Equities – listed	$539,197	78.9%	$675,464	93.0%
Exchange traded funds	—	—	48,709	6.7
Debt instruments	144,619	21.1	1,817	0.3
Total short investments	$683,816	100.0%	$725,990	100.0%

    DME Advisors also reports the composition of our managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options and other macro positions. In addition, under this methodology, the exposure for total return swaps is reported at full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed and that we believe best represents the risk exposure. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price.

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2011 and 2010:

	2011		2010
	Long %	Short %	Long %	Short %
Debt instruments	0.7%	(0.2)%	1.6%	(0.2)%
Equities & related derivatives	86.3	(51.9)	89.9	(72.4)
Private and unlisted equity securities	2.0	—	1.3	0.0
Total	89.0%	(52.1)%	92.8%	(72.6)%

As of December 31, 2011, our exposure to gold on a delta adjusted basis was 8.4% (2010: 12.5%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2011:

Sector	Long %	Short %	Net %
Basic Materials	6.4%	(5.3)%	1.1%
Consumer Cyclical	12.7	(9.2)	3.5
Consumer Non-Cyclical	2.2	(7.1)	(4.9)
Energy	3.9	(0.9)	3.0
Financial	11.2	(14.4)	(3.2)
Healthcare	6.0	—	6.0
Industrial	8.3	(5.1)	3.2
Technology	37.8	(10.1)	27.7
Utilities	0.5	—	0.5
Total	89.0%	(52.1)%	36.9%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2011:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	61.1%	(28.6)%	32.5%
Mid Cap Equity (≥$1 billion)	21.7	(22.7)	(1.0)
Small Cap Equity (<$1 billion)	3.5	(0.7)	2.8
Debt Instruments	0.7	(0.1)	0.6
Other Investments	2.0	—	2.0
Total	89.0%	(52.1)%	36.9%

Investment Returns

A summary of our consolidated net investment income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$57,088	$134,280	$232,410
Interest, dividend and other income	17,528	18,969	17,038
Interest, dividend and other expenses	(30,837)	(22,939)	(16,886)
Investment advisor compensation	(20,661)	(26,304)	(32,701)
Net investment income	$23,118	$104,006	$199,861

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for each year since inception is as follows: (1)

Quarter	2011	2010	2009	2008	2007	2006	2005	2004
1st	(3.4)%	(1.9)%	4.6%	(0.9)%	(4.2)%	7.5%	2.2%	—%
2nd	(1.9)	2.6	13.9	4.5	6.8	2.9	5.4	—
3rd	0.1	3.6	4.3	(15.9)	(0.8)	6.2	3.0	1.3
4th	7.6	6.5	6.4	(5.3)	4.2	5.9	2.9	3.9
Full Year	2.1%	11.0%	32.1%	(17.6)%	5.9%	24.4%	14.2%	5.2	% (2)

    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns. Actual investment income may vary depending on cash flows into and out of the investment account. Past performance is not necessarily indicative of future results.

    (2)    Represents the return for the period from July 13, 2004 (date of incorporation) to December 31, 2004.

    DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have, or may have, objectives similar to ours. Because of the similarity or potential similarity of our investment portfolio to these others, and because, as a matter of ordinary course, DME Advisors and its affiliates provide their clients, including us, with results of their respective investment portfolios on the last day of each month, those other clients indirectly may have material non-public information regarding our investment portfolio. To address this issue, and to comply with Regulation FD, we present, prior to the start of trading on the first business day of each month, our largest disclosed long positions, and a summary of our consolidated net investment returns and from time to time certain other material information relating to our investment portfolio, on our website, www.greenlightre.ky. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

Internal Risk Management

We review our investment portfolio together with our reinsurance operations on a periodic basis. With the assistance of DME Advisors, we periodically analyze both our assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

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

Employees

As of December 31, 2011, we had 21 full-time employees, 20 of whom were based in Grand Cayman and one based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Additional Information

Our website address is www.greenlightre.ky and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K, quarterly reports on Form 10-Q including XBRL instance documents, current reports on Form 8-K and other documents we file with or furnish to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

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

The performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

●	reinsurance contract pricing;

●	our assessment of the quality of available reinsurance opportunities;

●	the volume and mix of reinsurance products we underwrite;

●	loss experience on our reinsurance liabilities;

●	the performance of our investment portfolio; and

●	our ability to assess and integrate our risk management strategy properly.

In particular, we seek attractive opportunities to underwrite products and make investments to achieve favorable returns on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and corporate debt instruments is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are comprised primarily of investment grade bonds. In addition, our differentiated strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we underwrite is based on many factors, including:

●	premium charges;

●	ability to obtain terms and conditions appropriate with the risk being assumed and in accordance with our underwriting guidelines;

●	the general reputation and perceived financial strength of the reinsurer;

●	relationships with reinsurance brokers;

●	ratings assigned by independent rating agencies;

●	speed of claims payment and reputation; and

●	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

Additionally, although the members of our underwriting team have general experience across many property and casualty lines, they may not have the requisite experience or expertise to compete for all transactions that fall within our strategy of offering customized frequency and severity contracts at times and in markets where capacity and alternatives may be limited.

Our competitors include ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company, which are dominant companies in our industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers.

Further, our ability to compete may be harmed if insurance industry participants consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, if at all, competition for customers may become more intense, and the importance of acquiring and properly servicing each customer may become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly, and negatively, affect our business or our results of operation.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See ‘‘Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

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

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:

●	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;

●	the diversity of development patterns among different types of reinsurance treaties; and

●	the necessary reliance on the client for information regarding claims.

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

The effect of emerging claim and coverage issues on our business is uncertain.

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

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has currently assigned us a financial strength rating of ‘‘A (Excellent),’’ which is the third highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;

●	if unfavorable financial or market trends impact us;

●	if our actual losses significantly exceed our loss reserves;

●	if we are unable to retain our senior management and other key personnel; or

●	if our investment portfolio incurs significant losses.

If A.M. Best downgrades or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy.

Some of our reinsurance contracts provide the client with the right to terminate the agreement if our A.M. Best rating is downgraded below certain rating thresholds. We expect that similar provisions will also be included in some contracts in the future.

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

Our future success depends to a significant extent on the efforts of our senior management and other key personnel to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. We could face challenges attracting and retaining personnel in the Cayman Islands and/or in Dublin, Ireland. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, or our inability to hire and retain other key personnel, could prevent us from continuing to implement our business strategy and, consequently, significantly and negatively affect our business.

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer or Chief Actuary. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

Our ability to implement our business strategy could be adversely affected by Cayman Islands employment restrictions.

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2010 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of seven years (unless the employee is deemed to be exempted from such requirement in accordance with the provisions of the Immigration Law, in which case such period may be extended to nine years and the employee is given the opportunity to apply for permanent residence) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could prevent us from continuing to implement our business strategy.

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

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2011, we had four brokers that in aggregate accounted for approximately 87% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the brokered business provided through brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	fund liquidity needs caused by underwriting or investment losses;

●	replace capital lost in the event of significant reinsurance losses or adverse reserve developments or significant investment losses;

●	satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

●	meet applicable statutory jurisdiction requirements;

●	meet rating agency capital requirements; or

●	respond to competitive pressures.

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

We could face unanticipated losses from political instability which could have a material adverse effect on our financial condition and results of operations.

We could be exposed to unexpected losses on our reinsurance contracts resulting from political instability and other politically driven events globally. These risks are inherently unpredictable and recent events may indicate an increased frequency and severity of losses. It is difficult to predict the timing of these events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be significantly and negatively affected.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

    Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires. Further, it could impact the affordability and availability of homeowners insurance, which could have an impact on pricing. Changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed.

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

Our functional currency is the U.S. dollar. However, we expect that we will write a portion of our business and receive premiums and pay claims in currencies other than the U.S. dollar. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims in foreign currencies. In addition, DME Advisors may invest a portion of our portfolio in securities or cash denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent our foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect our business. If we do seek to hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that our counterparties to the arrangements fail to perform.

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

Further CIMA may revoke our license if:

●	we cease to carry on reinsurance business;

●	the direction and management of our reinsurance business has not been conducted in a fit and proper manner;

●	a person holding a position as a director, manager or officer is not a fit and proper person to hold the respective position; or

●	we become bankrupt or go into liquidation or we are wound up or otherwise dissolved.

Similarly, if CIMA suspended or revoked our license, we could lose our exemption under the Investment Company Act (See "— We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.")

 Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Greenlight Re, our Cayman Islands subsidiary, is currently required to maintain a minimum net worth (as defined under the Law) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000). During 2010, the Law was amended, which is expected to become effective during 2012, and may impose additional minimum capital and solvency requirements (as may be promulgated under future reinsurance regulations) including risk based capital requirements.

GRIL, our Irish subsidiary, is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2010 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct, issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

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

    We currently are admitted to do business in the Cayman Islands and the European Economic Area.  Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our subsidiaries are domiciled require that, among other things, these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II”, which will govern the prudential regulation of insurers and reinsurers, is due to come into force on January 1, 2013. Solvency II will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area.

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

In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, one of the most sweeping financial reforms in decades. The legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States.

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

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement requires that we utilize the advisory services of DME Advisors exclusively until December 31, 2013 subject to limited termination provisions. See “— The advisory agreement has limited termination provisions.”

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL's investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and the investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2011, we were invested in approximately 81 equity and debt securities and the largest five long and short positions comprised an aggregate of 28% and 16%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us.

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets. In addition, we hold the securities of our investment portfolio with several prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to us. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers and custodians on our behalf, we have no other significant concentrations of credit risk.

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

Our investment guidelines provide DME Advisors with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. Any event which may adversely affect the value of positions we hold could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.

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

●
a 1.5% annual management fee, regardless of the performance of our investment account, payable monthly based on net assets of our investment account, excluding assets, if any, held in Regulation 114 Trusts; and

●	a performance allocation based on the positive performance change in the investment account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

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

As of December 31, 2011, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp, and Einstein Noah Restaurant Group, both of whose securities are publicly traded, as well as Ark Real Estate Partners LP, a privately-held company. As of December 31, 2011, our portfolio included investments in each of these companies.

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

The advisory agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the advisory agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The current advisory agreement term ends on December 31, 2013 and will automatically renew for successive three-year terms unless at least 90 days prior to the end of the then current term, DME Advisors notifies us of its desire to terminate the advisory agreement, or Greenlight Re or GRIL notifies DME Advisors of their desire to withdraw from the advisory agreement. Greenlight Re or GRIL may also withdraw as participants under the advisory agreement prior to the expiration of the advisory agreement's term at any time only ‘‘for cause’’, which is defined as:

●	a material violation of applicable law relating to DME Advisors' advisory business;

●	DME Advisors' gross negligence, willful misconduct or reckless disregard of its obligations under the advisory agreement;

●	a material breach by DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or

●	a material breach by DME Advisors' of its obligations to return and deliver assets as we may request.

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

Our investment guidelines provide DME Advisors with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of DME Advisors to execute trade orders at desired prices and may impact our ability to fulfill our payment obligations. To the extent that DME Advisors invests in securities or instruments for which market quotations are not readily available, under the terms of the advisory agreement the valuation of such securities and instruments for purposes of compensation to DME Advisors will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the advisory agreement gives DME Advisors the power to determine the value of securities with no readily discernible market value, and because the calculation of DME Advisors' fee is based on the value of the investment account, a conflict may exist or arise.

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

Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. Our ability to execute a short selling strategy may be materially and adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events.  Temporary restrictions and/or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of our investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities and/or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations and/or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities.  These different regulations, rules or interpretations might have different effective periods.

Regulatory authorities may, from time-to-time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, we may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions, including in the event that they are required to enter into a borrowing arrangement in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and we are subject to strict delivery requirements.  The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions.

    The Wall Street Transparency and Accountability Act of 2010 (the “WSTAA”) will, subject to certain exceptions, (1) require swaps accepted for clearing by a derivative clearing organization (a “DCO”) or for trading through a designated contract market or swaps-execution facility to be so cleared and traded, (2) require margin for almost all swap transactions, (3) subject traders with a “substantial position” in swaps to registration and regulation requirements as a “major swap participant” or “swap dealer” and (4) impose position limits on swaps either individually or in the aggregate with respect to positions in commodity-futures contracts.  Although DME Advisors does not believe that it will have to register as a ‘‘major swap participant”, due to the WSTAA requirements the Company’s investments program may experience increased transaction costs to pay for the clearing, execution and segregation obligations associated with swap transactions.  In addition, margin requirements may increase once margin is set by DCOs, with input from regulators, which may limit DME Advisors’ ability to engage in leverage and may limit investment returns.  The application of position limits for swap contracts may also limit DME Advisors’ ability to hold a concentrated position in any particular contract or its exposure to an underlying commodity and may negatively impact DME Advisors’ ability to take advantage of current market trends or conditions.

We may invest in securities based outside the United States which may be riskier than securities of United States issuers.

Under our investment guidelines, DME Advisors may invest in securities of issuers organized or based outside the United States. These investments may be subject to a variety of risks and other special considerations not affecting securities of U.S. issuers. Particularly within the Euro-zone, there is increasing market concern as to the potential default of the government issuers.  Should governments default on their obligations, there could be a negative impact on both the Company’s direct holdings as well as non-government issues held within the country of default. Many foreign securities markets are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many foreign securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers may be subject to less stringent financial reporting and informational disclosure standards, regulatory oversight, practices and requirements than those applicable to U.S. issuers.

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

Our Articles contain certain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for ‘‘cause” as defined in the Articles, upon the affirmative vote of not less than 50% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented. Further, under our Articles, a director may only be removed without cause upon the affirmative vote of not less than 80% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented.

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as ‘‘schemes of arrangement”. The Companies Law (as amended) of the Cayman Islands provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company. Prior to the adoption of certain amendments to the Companies Law, the ‘‘schemes of arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and easier for companies to merge or consolidate than the ‘‘schemes of arrangement” statutory provision, these provisions do not replace the ‘‘schemes of arrangement” provision as the new merger law only applies to a transaction in which all companies involved are Cayman Islands companies or where the surviving entity is a Cayman Islands entity. With respect to all other mergers, the ‘‘schemes of arrangement” provision continues to apply. The procedural and legal requirements necessary to consummate these transactions under the new merger law or the ‘‘schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

Under Cayman Islands law and practice, a scheme of arrangement must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity's shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement. A merger requires approval by special resolution of the shareholders of each company (which normally requires, as a minimum, a two thirds majority of shareholders voting together as one class) and such other authorization, if any, as may be specified in such constituent company’s articles of association.

Although a merger under the new law does not require court approval, the convening of these meetings and the terms of the amalgamation under the ‘‘schemes of arrangement” must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

●	the statutory provisions as to majority vote have been complied with;

●	the shareholders have been fairly represented at the meeting in question;

●	the scheme of arrangement is such as a businessman would reasonably approve; and

●	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

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

As of December 31, 2011, David Einhorn owned 17.1% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

In addition, sufficient risk must be transferred under an insurance entity’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in the insurance business, are subjective in nature and there is very little authority on these issues. However, because we are, and may continue to be, engaged in certain structured risk and other non-traditional reinsurance markets, we cannot assure you that the IRS will not successfully challenge the level of risk transfer under our reinsurance contracts for purposes of the insurance company exception.  We cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future.

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of our Class A ordinary shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro rata share of the CFC’s ‘‘subpart F income’’, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares (including the ownership limitations described below), will generally prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding Class A ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

Related Person Insurance Income. If:

●
our gross income attributable to insurance or reinsurance policies where the direct or indirect insureds are our direct or indirect United States shareholders or persons related to such United States shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and

●	direct or indirect insureds and persons related to such insureds owned directly or indirectly 20% or more of the voting power or value of our stock,

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under an operating lease agreement which will expire on June 30, 2018 unless we renew the lease for an additional five year term. In addition, during 2011, GRIL entered into an operating lease agreement for office space in Dublin, Ireland which expires in 2031 but provides us an option to terminate the lease in 2016 or 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

ITEM 3. LEGAL PROCEEDINGS

    From time to time in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any existing dispute, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

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

	2011		2010
	High	Low	High	Low
First Quarter	$29.49	$25.08	$27.17	$22.10
Second Quarter	$28.58	$23.66	$27.40	$21.56
Third Quarter	$26.96	$20.22	$27.16	$21.92
Fourth Quarter	$24.84	$20.01	$29.96	$25.08

Holders

As of January 31, 2012, the number of holders of record of our Class A ordinary shares was approximately 38, not including beneficial owners of shares registered in nominee or street name who represent approximately 97% of the Class A ordinary shares issued and outstanding.

Dividends

Since inception, we have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, our ordinary shares.

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2011, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2011 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    Our Board of Directors has adopted a share repurchase plan authorizing the Company to purchase up to 2.0 million Class A ordinary shares. Shares may be purchased in the open market or through privately negotiated transactions. The plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No repurchases of our Class A ordinary shares were made during the three months ended December 31, 2011. As of December 31, 2011, 1,771,100 Class A ordinary shares remained authorized for repurchase under the plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007, as well as our selected consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008, and 2007, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share and share amounts)
Summary Consolidated Statement of Income Data
Gross premiums written	$397,659	$414,850	$258,818	$162,395	$127,131
Net premiums earned	379,775	287,701	214,680	114,949	98,047
Net investment income (loss)	23,118	104,006	199,861	(126,126)	27,642
Loss and loss adjustment expenses incurred, net	241,690	177,018	119,045	55,485	39,507
Acquisition costs, net	138,751	102,645	69,232	41,649	38,939
General and administrative expenses	13,892	16,187	18,994	13,756	11,918
Net income (loss)	$6,769	$90,642	$209,545	$(120,904)	$35,325
Earnings (Loss) Per Share Data (1)
Basic	$0.19	$2.49	$5.78	$(3.36)	$1.16
Diluted	0.18	2.44	5.71	(3.36)	1.14
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,548,466	36,420,719	36,230,501	35,970,479	30,405,007
Diluted	37,286,454	37,224,173	36,723,552	35,970,479	30,866,016
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	63.6%	61.5%	55.4%	48.3%	40.3%
Acquisition cost ratio (3)	36.5%	35.7%	32.3%	36.2%	39.7%
Internal expense ratio (4)	3.7%	5.6%	8.8%	12.0%	12.2%
Combined ratio (5)	103.8%	102.8%	96.5%	96.5%	92.2%

	As of December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data:
Total investments	$1,030,146	$1,034,554	$830,600	$493,966	$590,536
Cash and cash equivalents	42,284	45,540	31,717	94,144	64,192
Restricted cash and cash equivalents	957,462	977,293	590,871	248,330	371,607
Total assets	2,343,488	2,338,002	1,634,380	958,005	1,094,145
Securities sold, not yet purchased, at fair value	683,816	725,990	570,875	234,301	332,706
Due to prime brokers	260,359	273,071	—	—	—
Loss and loss adjustment expense reserves	241,279	186,467	137,360	81,425	42,377
Unearned premium reserves	225,735	234,983	118,899	88,926	59,298
Total liabilities	1,497,790	1,498,841	905,142	466,565	488,563
Total equity	845,698	839,161	729,238	491,440	605,582

Adjusted book value* (6)	803,103	793,403	698,641	485,382	605,582
Diluted adjusted book value* (7)	821,318	809,993	715,264	500,108	623,460
Ordinary shares outstanding:
Basic	36,538,149	36,455,784	36,318,842	36,036,685	36,102,736
Diluted (8)	38,007,149	37,874,784	37,740,182	37,357,685	37,631,736
Per Share Data:
Basic adjusted book value per share* (9)	$21.98	$21.76	$19.24	$13.47	$16.77
Fully diluted adjusted book value per share* (10)	21.61	21.39	18.95	13.39	16.57

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

(2)	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.

(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.

(4)	The internal expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and the internal expense ratio.

(6)	Adjusted book value equals total equity minus non-controlling interest in joint venture.

(7)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.

(8)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options issued and outstanding at year end.

(9)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.

(10)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.

    *     Adjusted book value, diluted adjusted book value, basis adjusted book value per share, and fully diluted adjusted book value per share are non-GAAP measures. For a reconciliation of the non-GAAP measures to the most comparable GAAP measures, refer to "Item 7. Management's discussion and analysis of financial condition and results of operations - Results of Operations".

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009 and financial condition as of December 31, 2011 and 2010. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

Because we employ a unique and differentiated underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Segments

We manage our business on the basis of one operating segment: property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by United States generally accepted accounting principles (“U.S. GAAP”). Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

●	frequency business; and

●	severity business.

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

Revenues

We derive our revenues from two principal sources:

●	premiums from reinsurance on property and casualty business assumed; and

●	income from investments.

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

    In addition, we may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services provided by Verdant and fees relating to early termination of contracts.

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and loss adjustment expenses;

●	acquisition costs;

●	investment-related expenses; and

●	general and administrative expenses.

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

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit fees, Federal excise tax, and other direct expenses we incur that are directly related to underwriting reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

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

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which is typically three years. For restricted stock awards, we calculate compensation cost using the grant date fair value of each award and expense the stock awards over their vesting period, which is typically three years.

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

For each quota share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using our best estimates and then adjust our estimates based on actual reports provided by our client and based on our expectations of the industry developments. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota share contracts than for excess of loss contracts. All premiums on quota share contracts are earned over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

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

We are able to confirm the accuracy and completeness of premiums reported by our clients by either reviewing the client’s statutory filings and/or performing an audit of the client, as per the terms of the contract. Discrepancies between premiums being ceded and reported under a contract are, in our experience, rare. To date, we have not had any material discrepancy in premiums being reported by a client that required a dispute resolution process.

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

    Investments. Our investments in debt and equity securities that are classified as “trading securities” are carried at fair value in accordance with U.S. GAAP. The fair values of the listed equities are derived based on the last reported price on the balance sheet date as reported by a recognized exchange. The fair values of listed equities that have restrictions on sale or transfer which expire within one year, are determined by adjusting the observed market price of the equity using a liquidity discount based on observable market inputs. The fair values of debt instruments are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable.

 The fair values of our investments in commodities are based on the commodity’s last reported price on the balance sheet date as reported by a recognized commodities exchange. Our investments in private and unlisted equity securities and limited partnerships, are all carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor. Investments in private equity funds are valued based on unadjusted net asset values reported by the funds’ managers.

    For securities classified as “trading securities” and “other investments”, any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income in the consolidated statements of income.

    Financial contracts which include total return swaps, credit default swaps, options, futures and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Fair values on total return swaps are based on the underlying security’s fair value which is obtained from closing prices on a recognized exchange (for equity or commodity swaps), or from market makers or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes taking into account credit spreads on identical contracts. Our exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For over the counter (“OTC”) options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves. Our loss and loss adjustment expense reserves are comprised of:

●	case reserves resulting from claims notified to us by our clients;

●	incurred but not reported (“IBNR”) losses; and

●	estimated loss adjustment expenses.

Case reserves are provided by our clients, and IBNR losses are estimated each reporting period based on a contract by contract review of all data available to us for each individual contract.  Each of our reinsurance contracts is unique and the methods and estimates we use vary depending on the facts and circumstances of each contract. The resulting total loss reserves, including IBNR loss reserves, are the sum of each loss reserve estimated on a contract by contract basis.

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR. These estimated ultimate reserves are based on our own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are periodically reviewed and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and periodically adjusted. All adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP we are not permitted to establish loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

For natural peril exposed business we generally establish loss reserves based on loss payments and case reserves reported by our clients when, and if, received. We then add our estimates for IBNR losses to the case reserves. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written and management’s judgment.

For most of the contracts we write, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

For all non-natural peril business, we initially reserve every individual contract to the expected loss and loss expense ratio that we calculated when we originally priced the business. In our pricing analysis, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare historic reserving data that we receive from our client, if any, to publicly available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the data. We require each of our clients to provide loss information for each reporting period, which, depending on the contract, could be monthly or quarterly. The loss information required depends on the terms and conditions of each contract and may include many years of history. Depending on the type of business underwritten, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We may also receive information by class or subclass of business. If we do not receive reserving data from a client, we rely on industry data, as well as the judgment and experience of our underwriters and actuaries.

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

●
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

●
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

●
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

●
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

●
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

    Our aggregate reserves are the sum of the point estimate of all contracts. We perform a quarterly loss reserve analysis on each contract regardless of the line of business. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. We generally calculate IBNR loss reserves for each contract by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. Each quarter, our reserving committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Actuary, Controller and Reserving Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s actuaries. The reserving committee discusses each contract individually and approves or revises the stated reserves.

Additionally, we contract with a third-party actuarial firm to perform a quarterly reserve review and to annually opine on the reasonableness and adequacy of our loss reserves. We provide our external actuary with our pricing models, reserving analysis and any other data they may request. Additionally, the actuarial firm may inquire as to the various assumptions and estimates that we may use in our reserving analysis. The external actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information that we may be asked to provide as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a reserve estimate for each contract in our portfolio and provides us with an aggregate recommended loss reserve, including IBNR. If there are material differences between our booked reserves and the actuarial firm’s recommended reserves, we review the differences and agree upon and make any necessary adjustments to the booked reserves. To date there have been no material differences resulting from the external actuary's reviews.

Because of the uncertainties that surround our estimates of loss and loss adjustment expense reserves, we cannot be certain that ultimate loss and loss adjustment expense payments will not exceed our estimates, or be less than our estimates. If our estimated reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of our capital. Similarly, if our estimated reserves are excessive, we would decrease loss reserves in such period in which the excess is identified. By way of illustration, since we started underwriting operations in 2006, the reserve re-estimation process has resulted in the following effect on the prior year reserves and net income during each of the years ended December 31:

Calendar Year	Effect on prior year reserves	Effect on net income
($ in thousands)
2011	$26,015 increase	$26,015 decrease
2010	$8,678 increase	$8,678 decrease
2009	$7,597 decrease	$7,597 increase
2008	$11,988 decrease	$11,988 increase
2007	$1,077 decrease	$1,077 increase

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

Bonus Accruals. Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until the final quantitative bonus is calculated and paid two years from the end of the fiscal year in which the business was underwritten. The Compensation Committee approves all quantitative bonuses prior to being paid. The expected RODE calculation utilizes a proprietary model which requires significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a Stock Incentive Plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Our shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, we have determined our expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering our own historical volatility. We typically considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting the peer group. Additionally, we used the full life of the option, ten years, as the estimated term of the option, and we have assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires significant judgment due to our limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Outlook and Trends

            Industry capital has generally increased, in part due to the lack of large natural catastrophes in 2009 and 2010.We believe that the 2011 catastrophes, specifically the earthquakes in New Zealand and Japan and the floods in Thailand, eroded industry capital. Notwithstanding the eroded capital, we believe the reinsurance industry, in general, remains over capitalized and that the recent catastrophes likely will result only in a reduction of share buybacks rather than a hardening of reinsurance pricing. Further, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance. Although price reductions from prior years appear to have slowed and in some lines reversed, we believe that pricing of the property and casualty industry likely will be relatively flat for the near term, despite the fact that current price levels are not economically rational.

We believe the industry will ultimately need to increase pricing given that the prior years’ reserve redundancies have been reduced substantially and current interest rates on fixed maturity investments remain low. We expect to see signs of moderate price increases during 2012. Price increases could be more significant if financial and credit markets experience adverse shocks resulting in the loss of capital of insurers and reinsurers, or if there are more major catastrophic events, especially in North America. The Florida homeowners’ insurance market continues to experience significant rate increases. We have seen signs of some hardening of pricing in the global property catastrophe business as a result of the 2011 catastrophic events. In addition, changes in the widely used catastrophe risk model, Risk Management Solutions (RMS 11.0), will increase the modeled expected losses for many catastrophe programs, which could result in some hardening of property catastrophe pricing. For our January 1, 2012 renewals, we experienced rate increases compared to the January 1, 2011 renewals, of approximately 15% for our property catastrophe retrocession accounts and we expect pricing to continue to remain at this level during 2012, or increase further for loss impacted programs, or those programs with worldwide coverage. We intend to monitor trends in all lines of business to continue to assess whether pricing and terms and conditions change appreciably.

The current global economic conditions could affect various lines of business; however, we believe that opportunities could arise in a number of areas, including the lines of business:

●	that experience significant losses;

●	where current market participants are experiencing financial distress or uncertainty; and

●	that are premium and capital intensive due to regulatory and other requirements.

            Despite an overall less attractive marketplace, we believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of our strategic relationships and the rating upgrade of Greenlight Re to "A (Excellent)" by A.M. Best on September 26, 2011. We believe that the rating upgrade should allow us to access new markets, expand our existing relationships and increase the quality and quantity of deal submissions we receive. Meanwhile, there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. During 2011, we saw a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. We converted most of these opportunities into bound contracts and have developed relationships that could provide further opportunities in 2012. Further, there has been additional consolidation activity in the industry and we believe if such activity continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.

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

    We believe that our investment portfolio is neutrally positioned going into 2012, with a net long position of 37% as of December 31, 2011. The economic picture in the United States has shown steady improvement, with very accommodative monetary policy, an improving employment situation, and strong corporate profits. Many companies’ business results have been better than their stock performance, which makes them comparatively attractive investments. Against this backdrop, there continues to be a debt overhang in Europe and overall global uncertainty, leading to volatile equity markets. We are finding good investment opportunities, both long and short, and continue to hedge macroeconomic uncertainty with a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

For the year ended December 31, 2011, we reported net income of $6.8 million as compared to net income of $90.6 million for the year ended December 31, 2010. The net income reported for 2011 included net investment income of $23.1 million, compared to $104.0 million for 2010. Our investment portfolio reported a gain of 2.1% for the year ended December 31, 2011 compared to a gain of 11.0% for the year ended December 31, 2010. The underwriting loss before general and administrative expenses for the year ended December 31, 2011 was $(0.7) million due to unfavorable loss development, compared to underwriting income of $8.0 million for the year ended December 31, 2010. General and administrative expenses decreased for the year ended December 31, 2011 to $13.9 million from $16.2 million for the year ended December 31, 2010, primarily as a result of lower employee bonuses due to a decrease in underwriting results.

For the year ended December 31, 2010, we reported net income of $90.6 million compared to net income of $209.5 million for the year ended December 31, 2009. The net income reported in 2010 principally related to a net investment income of $104.0 million. Our investment portfolio reported a gain of 11.0% for the year ended December 31, 2010 compared to a gain of 32.1% for the year ended December 31, 2009. The underwriting income before general and administrative expenses for the year ended December 31, 2010 decreased by 69.7% to $8.0 million compared to $26.4 million for the year ended December 31, 2009. In addition, we generated other income of $4.5 million for the year ended December 31, 2009 relating to penalty fees upon early termination of a reinsurance contract, net gains on deposit accounted contracts and advisory fees earned by Verdant.

    Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During the year ended December 31, 2011, the fully diluted adjusted book value per share increased by $0.22 per share, or 1.0%, to $21.61 per share from $21.39 per share at December 31, 2010. For the year ended December 31, 2010, the fully diluted adjusted book value per share increased by $2.44 per share, or 12.9%, to $21.39 per share from $18.95 per share at December 31, 2009.

    For the year ended December 31, 2011, the basic adjusted book value per share increased by $0.22 per share, or 1.0%, to $21.98 per share from $21.76 per share at December 31, 2010. For the year ended December 31, 2010, the basic adjusted book value per share increased by $2.52 per share, or 13.1%, to $21.76 per share from $19.24 per share at December 31, 2009.

Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in joint venture from total equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders, and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	December 31, 2011	December 31, 2010	December 31, 2009
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (GAAP)	$845,698	$839,161	$729,238
Less: Non-controlling interest in joint venture	(42,595)	(45,758)	(30,597)
Basic adjusted book value per share numerator	$803,103	$793,403	$698,641
Add: Proceeds from in-the-money options issued and outstanding	18,215	16,590	16,623
Fully diluted adjusted book value per share numerator	$821,318	$809,993	$715,264

Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,538,149	36,455,784	36,318,842
Add: In-the-money stock options issued and outstanding	1,469,000	1,419,000	1,421,340
Fully diluted adjusted book value per share denominator	38,007,149	37,874,784	37,740,182

Basic adjusted book value per share	$21.98	$21.76	$19.24
Fully diluted adjusted book value per share	$21.61	$21.39	$18.95

   Premiums Written

Details of gross premiums written for the years ended December 31, are provided in the following table:

	2011		2010		2009
	($ in thousands)
Frequency	$381,109	95.8%	$391,932	94.5%	$226,949	87.7%
Severity	16,550	4.2	22,918	5.5	31,869	12.3
Total	$397,659	100.0%	$414,850	100.0%	$258,818	100.0%

We expect our annual reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from year to year depending on the specific market opportunities that we pursue. For the year ended December 31, 2011, the premiums written relating to frequency business decreased by $10.8 million, or 2.8%, from the year ended December 31, 2010. The decrease in premiums written is the net impact of increases in certain lines of business being more than offset by decreases in other lines. The largest increase in frequency premiums written related to motor liability line of business which increased $31.7 million, or 57.3%, compared to the same period in 2010. The increase was primarily related to several new non-standard automobile contracts entered into during the year ended December 31, 2011. Our motor physical damage premiums also increased by $3.3 million, or 89.3%, primarily as a result of these new contracts. Our professional liability premiums increased by $13.1 million, or 170.7%, partially due to a new quota share professional indemnity contract entered into during the year ended December 31, 2011 and partially due to an existing contract which generated higher volume of premiums upon renewal compared to the prior year. Our workers’ compensation premiums for the year ended December 31, 2011, increased by $7.4 million, or 34.3%, principally due to higher volume of premiums on an existing multi-line contract that was renewed during 2011.

    These increases were offset by decreases in premiums related to our specialty health, personal, general liability and financial lines during the year ended December 31, 2011. Health premiums decreased $28.0 million, or 42.0%, partly due to certain contracts not being renewed during 2011 and partly due to our clients shrinking their premium volume on underlying contracts. Premiums for our personal line decreased by $24.5 million, or 13.7%, primarily due to a Florida homeowners’ contract commuted during the fourth quarter of 2011 as the ceding insurer underwent a restructuring and both parties agreed to terminate the relationship. The decrease from the commuted contract was partially offset by an increase in premiums on our other Florida homeowners’ contracts. Premiums for our general liability lines decreased $9.2 million, or 21.7%, while lower surety and trade credit premiums decreased the financial line by $4.5 million, or 29.5%.

For the year ended December 31, 2010, the premiums written relating to frequency business increased by $165.0 million, or 72.7%, from the year ended December 31, 2009. The increase was a result of the continuing development of our underwriting activities, which resulted in a number of new and renewing frequency contracts written during the year ended December 31, 2010. The largest increase in frequency premiums written related to several new multi-year homeowners’ personal lines contracts entered into during 2010 which accounted for 87.7% of the increase. The Florida homeowners’ insurance market was a key area of our underwriting focus during 2010. We continued to generate growth in most of our other lines of business, such as health, general liability, and professional liability which contributed 10.7%, 8.8%, and 4.7%, respectively, to the increase in frequency premiums written for the year ended December 31, 2010. The growth in health, general liability, and professional liability lines was achieved through a combination of renewals and new relationships created during 2010. In addition, during 2010, we entered into financial line (surety and trade credit) which contributed 9.3% to the increase in premiums. These increases were partially offset by a decrease in our motor liability premiums of $40.1 million, as some of our commercial motor contracts were placed into run-off during 2010.

    For the year ended December 31, 2011, the premiums written relating to severity contracts decreased by $6.4 million, or 27.8%, from the year ended December 31, 2010. The decrease was principally due to the continued reduction of our participation in property catastrophe contracts because of the softening market conditions at the time. In addition, we did not renew a casualty clash contract during 2011 as the terms offered to us did not meet our risk appetite and return hurdle. Subsequently, during the second and third quarters of 2011, we entered into new excess of loss natural peril contracts on terms more attractive than we had been offered at the beginning of the year, which partially offset the decrease in severity premiums.

For the year ended December 31, 2010, the premiums written relating to severity contracts decreased by $9.0 million, or 28.1%, from the year ended December 31, 2009. The decrease was principally due to our decision to reduce our participation in a property catastrophe contract early in the year which accounted for $8.3 million of the decrease.  In addition, we did not renew a professional liability stop-loss contract during 2010, and also returned premiums upon commutation of a medical malpractice contract, which together contributed $6.2 million to the decrease in premiums written for the year ended December 31, 2010. The decrease was offset partially by $6.0 million of new severity premiums generated from opportunities we found during 2010, including a multi-line excess of loss catastrophe contract and a financial surety contract.

Details of net premiums written for the years ended December 31, are provided in the following table:

	2011		2010		2009
	($ in thousands)
Frequency	$334,189	95.3%	$379,921	94.3%	$213,673	87.0%
Severity	16,550	4.7	22,918	5.7	31,869	13.0
Total	$350,739	100.0%	$402,839	100.0%	$245,542	100.0%

We entered into retrocessional contracts with ceded premiums of $46.9 million, $12.0 million and $13.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in ceded premiums for the year ended December 31, 2011, was principally due to a Florida homeowners’ contract entered into during 2011 which included a quota share contract retroceded by us to the ceding insurer’s affiliated reinsurer. The decrease in ceded premiums for the year ended December 31, 2010, was the combined result of our decision to reduce the percentage retroceded on a casualty contract upon renewal, as well as the result of a ceding insurer’s decision to directly retrocede an excess layer of coverage upon renewal in 2010, whereas we had purchased retrocession for this layer during 2009. The decrease was partially offset by higher premiums on a multi-line frequency casualty contract which in turn resulted in higher premiums ceded by us on the corresponding quota share retroceded contract.

    Net Premiums Earned

Net premiums earned reflect the inclusion into income of net premiums written over the term of the reinsurance contracts. Details of net premiums earned for the years ended December 31, are provided in the following table:

	2011		2010		2009
	($ in thousands)
Frequency	$360,231	94.9%	$258,877	90.0%	$169,530	79.0%
Severity	19,544	5.1	28,824	10.0	45,150	21.0
Total	$379,775	100.0%	$287,701	100.0%	$214,680	100.0%

    Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the year ended December 31, 2011, the frequency earned premiums increased $101.4 million, or 39.2%. The personal lines contracts accounted for $72.7 million of the increase primarily related to the new Florida homeowners’ property insurance contracts written during 2010 and 2011. Since the new 2010 contracts incepted in the middle of 2010, a large portion of the premiums was earned during 2011 as the period of protection extended into 2011. To a lesser extent, the increase in earned premiums related to professional indemnity, motor liability (including physical damage), financial, general liability and workers’ compensation contracts, which together accounted for $31.1 million of the increase. The increase in frequency earned premiums was partially offset by a $2.5 million decrease in the specialty health line.

For the year ended December 31, 2011, severity earned premiums decreased $9.3 million, or 32.2%, compared to the 2010 year. The decrease was partially due to our decision to continue reducing our participation in a number of property catastrophe contracts during 2011 due to softening market conditions; and partially due to premiums fully earned on a multi-year professional liability contract during 2010, with no new professional liability severity contract written during 2011.

For the year ended December 31, 2010, the increase in frequency earned premiums of $89.3 million, or 52.7%, reflected the additional quota share contracts written throughout the 2010 year. The increase primarily related to the new Florida homeowners’ property insurance contracts written during 2010 which accounted for $65.2 million of the increase. The remaining increase in earned premiums related to growth in existing general liability and health contracts, which together accounted for $40.0 million of the increase, and to a lesser extent from new relationships formed during 2010 in other lines such as financial (surety and trade credit), and professional indemnity which together accounted for $9.8 million of the increase. The increase in frequency earned premiums was partially offset by a $25.7 million decrease relating to motor liability contracts that were placed into run-off during 2010. For the year ended December 31, 2010, severity earned premiums decreased $16.3 million, or 36.2%, compared to the 2009 year. The decrease was principally due to our decision to significantly reduce our participation in a property catastrophe contract during 2010. In addition, to lesser extent, the decrease was a result of a multi-year professional liability contract written in 2007 that expired in 2010 without being renewed; and a result of commuting two contracts, one relating to medical malpractice and another relating to professional liability aggregate stop-loss. These decreases were offset by the premiums earned from the financial line.

    Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR losses, net of actual and estimated loss recoverables. Details of losses incurred for the years ended December 31, are provided in the following table:

	2011		2010		2009
	($ in thousands)
Frequency	$236,729	98.0%	$178,242	100.7%	$95,934	80.6%
Severity	4,961	2.0	(1,224)	(0.7)	23,111	19.4
Total	$241,690	100.0%	$177,018	100.0%	$119,045	100.0%

For the year ended December 31, 2011, the total losses incurred on frequency contracts increased by $58.5 million, or 32.8%, primarily due to the increase in earned premiums for the reasons explained above. Losses incurred on the personal line accounted for a majority of the increase, followed by general liability, professional liability and workers’ compensation lines. For the year ended December 31, 2011, the losses incurred relating to motor liability were unchanged from the same period in 2010. However this was the net result of the decrease in losses incurred relating to the commercial motor contracts which are in run-off; wholly offset by, (i) increase in loss reserves on new non-standard automobile contracts entered during 2011, and (ii) adverse loss development on a prior year multi-line contract covering motor and general liabilities.

Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. For the year ended December 31, 2011, the loss ratio of our frequency business decreased to 65.7% from 68.9% in 2010. The decrease in frequency loss ratio was a result of net incurred losses increasing by 32.8% while the earned premiums increased by 39.2%. Since loss ratios are a function of net incurred losses divided by net earned premiums, and because the denominator increased more than the numerator, the overall ratio decreased. Additionally, although our multi-line contracts experienced adverse loss development during 2011, the overall frequency loss ratio decreased as a result of the mix of business. Our personal lines accounted for 43% of net earned premiums for the 2011 fiscal year compared to 32% for the 2010 year, and since the loss ratio of our personal lines was less than the average frequency loss ratio, it caused the overall frequency loss ratio to decrease.

For the year ended December 31, 2010, total losses incurred on frequency contracts continued to increase as a result of increases in premiums earned as well as unfavorable loss development relating to our commercial motor liability contracts that were placed into run-off in 2010.  For the year ended December 31, 2010, frequency loss ratio increased to 68.9% from 56.6% in 2009, principally due to adverse losses on motor liability contracts.

We expect losses incurred on our severity business to be volatile from period to period. The loss ratios for our severity business were 25.4%, (4.3)%, and 51.2% for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in the severity loss ratio for the year ended December 31, 2011, was primarily due to a full limit loss of $5.0 million on a natural peril contract resulting from the 2011 New Zealand earthquake. Additionally, loss reserves relating to the 2010 New Zealand earthquake which were reported and recorded in 2011, also contributed to the increase in the severity loss ratio.

The negative severity loss ratio for the year ended December 31, 2010 was primarily due to the absence of any major catastrophe losses and, to a lesser extent, due to net favorable loss development on prior year severity contracts amounting to $6.0 million. Prior year contracts with favorable development included a multi-year excess of loss professional liability contract, an excess of loss catastrophe contract, and a medical malpractice contract that was commuted during 2010 resulting in the reversal of severity loss reserves. Meanwhile, the largest severity losses incurred during 2010 related to adverse development of the 2008 California wildfires on a 2007 casualty clash contract, which increased our severity loss reserves by $3.4 million.

Losses incurred can be further broken down into losses paid and changes in loss reserves. Losses incurred for the years ended December 31, 2011, 2010 and 2009 were comprised as follows:

	2011			2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$215,176	$(10,546)	$204,630	$135,767	$(3,169)	$132,598	$62,070	$(3,329)	$58,741
Change in reserves	54,641	(17,581)	37,060	49,126	(4,706)	44,420	55,911	4,393	60,304
Total losses incurred	$269,817	$(28,127)	$241,690	$184,893	$(7,875)	$177,018	$117,981	$1,064	$119,045

For the year ended December 31, 2011, the increase in ceded reserves of $17.6 million was primarily related to the retrocession of multi-line frequency casualty contracts which experienced adverse loss development during 2011. To a lesser extent, the increase in ceded reserves was a result of new retroceded quota share contracts written during 2011 related to the Florida homeowners’ inward contracts.

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

For the year ended December 31, 2011, the losses incurred included $26.0 million related to net adverse loss development on reserves relating to prior year contracts. During the year ended December 31, 2011, the net loss development on prior year contracts primarily related to the following:

●
Adverse loss development of $15.7 million based on data received from the client and our reserve analysis relating to prior year commercial motor liability contracts that are in run-off. We received additional loss data from the client during 2011 that indicated higher than expected paid and incurred losses. During 2011, based on a review of the client’s actual loss data and as part of our quarterly reserve analysis, we increased our loss reserves accordingly;

●
Adverse loss development of $9.7 million, net of recoveries from related retroceded contracts, on multi-line quota share contracts based on data received from the clients and a reassessment in connection with our quarterly reserve analysis which indicated higher large loss activity on the accounts than originally expected;

●	Adverse loss development of $1.6 million on Florida homeowners’ contracts based on data received from the client and a reassessment in connection with our quarterly reserve analysis;

●	Favorable loss development of $1.3 million relating to a specialty health contract based on data received from the client and a reassessment in connection with our quarterly reserve analysis;

●
Adverse loss development of $1.0 million on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This loss development resulted from revised estimated losses expected to breach into our layer of coverage solely as a result of changes in foreign currency exchange rates for the New Zealand dollar and the Australian dollar against the U.S. dollar; and

●
Elimination of $0.6 million of reserves on a professional liability excess of loss contracts, based on data received from the client and a reassessment in connection with our quarterly reserve analysis.

For the year ended December 31, 2010, the net losses incurred included $8.7 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2010, the loss development on prior year contracts primarily related to the following:

●
Adverse loss development of $15.4 million relating to prior year motor liability contracts, as a result of higher than expected paid and incurred losses included in the data received from the client. Based on a review of the client’s actual loss data and a reassessment in connection with our quarterly reserve analysis, we increased our loss reserves accordingly.

●
Adverse loss development of $3.4 million based on data received from the client and a reassessment in connection with our quarterly reserve analysis, relating to California wildfires on a 2007 casualty clash contract, resulting in losses being reserved at the full contract limit;

●
Adverse loss development of $0.7 million on a 2008 professional liability excess of loss contract, based on data received from the client and a reassessment in connection with our quarterly reserve analysis;

●	Adverse loss development of $0.6 million on a 2007 quota share motor contract, based on data received from the client and a reassessment in connection with our quarterly reserve analysis;

●
Favorable loss development of $4.1 million on a multi-year professional liability excess of loss contract, based on data received from the client and a reassessment in connection with our quarterly reserve analysis;

●	Elimination of $1.9 million of reserves held on a medical malpractice contract commuted during 2010;

●	Favorable loss development of $1.8 million in aggregate, on two catastrophe contracts based on data received from the clients and a reassessment in connection with our quarterly reserve analysis;

●
Favorable loss development of $1.4 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the clients and a reassessment in connection with our quarterly reserve analysis;

●
Favorable loss development of  $1.3 million in aggregate, on specialty health contracts relating to 2007 and 2008 years, based on data received from the clients and a reassessment in connection with our quarterly reserve analysis;

●	Favorable loss development of $0.6 million on a 2008 clash contract, based on loss data received from the client and our quarterly reserve analysis; and

●
Favorable loss development of $0.4 million on a 2008 multi-line frequency quota share contract, net of retrocession, based on loss data received from the client and a reassessment in connection with our quarterly reserve analysis.

    For the year ended December 31, 2009, the losses incurred included $7.6 million related to net favorable loss development on prior year contracts. During the year ended December 31, 2009, the loss development on prior year contracts primarily related to the following:

         ●   Favorable loss development of $8.0 million on a 2006 Florida personal lines contract. During each quarter of 2009, the client reported favorable development of claims data resulting from lower than expected paid and incurred losses which impacted our own reserve analysis and correspondingly caused us to reduce our reserves by approximately $8.0 million during the year ended December 31, 2009;

         ●        Favorable loss development of $1.5 million on a 2008 motor liability contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as our own quarterly reserve analysis;

         ●        Favorable loss development of $0.7 million on a 2008 severity medical malpractice contract based on our quarterly reserve analysis;

         ●        Favorable loss development of $0.7 million on a 2008 workers' compensation contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as a reassessment in connection with our own quarterly reserve analysis;

         ●       Eliminating $1.0 million of reserves, held on two casualty clash contracts which were commuted during the year ended December 31, 2009, without any reported losses;

         ●       Adverse loss development of $3.4 million on a 2007 casualty clash contract resulting from claims relating to California wildfires; and

         ●       Adverse loss development of $1.1 million on a 2007 health contract based on a reassessment in connection with our quarterly reserve analysis.

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

	2011		2010		2009
	($ in thousands)
Frequency	$134,658	97.0%	$95,052	92.6%	$65,497	94.6%
Severity	4,093	3.0	7,593	7.4	3,735	5.4
Total	$138,751	100.0%	$102,645	100.0%	$69,232	100.0%

Increased acquisition costs for the year ended December 31, 2011 compared to the same period for 2010 are consistent with the increases in premiums earned. For the years ended December 31, 2011, 2010 and 2009, the acquisition cost ratios for frequency business were 37.4%, 36.7% and 38.6%, respectively. We expect that acquisition costs will be higher for frequency business than for severity business. The acquisition cost ratios for severity business were 20.9%, 26.3% and 8.3% for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, the increase in the frequency acquisition cost ratio was principally due to our Florida homeowners’ contracts, which generally have high ceding commissions as a percentage of premiums compared to our other lines of business. Our Florida homeowners’ contracts generally exclude, or significantly limit, catastrophe loss coverage. As a result, ceding insurers elect to separately purchase excess catastrophe reinsurance protection. However, premiums that we receive and earn are net of the reinsurance premiums paid by ceding insurers for their excess catastrophe reinsurance coverage. The commission rates on these policies are based on the gross premiums paid by the insured homeowner, but calculating these commissions as a percentage of net premiums results in an average commission rate higher than on our other lines of business. To illustrate, where the ceding insurer collects $100 of gross premiums from the insured homeowner, pays $30 for excess catastrophe reinsurance protection and pays $28 of commissions to agents, we would report premiums of $70 and commissions of $28, resulting in an acquisition cost ratio of 40%. The increase in the frequency acquisition cost ratio was partially offset by the downward adjustment of the sliding scale ceding commissions on the multi-line contracts due to adverse loss development during the year ended December 31, 2011.

    For the year ended December 31, 2011, the decrease in severity acquisition cost and the severity acquisition cost ratio was primarily due to a multi-year professional liability excess of loss contract which expired during 2010 and was not renewed. During the year end December 31, 2010, we recorded a profit commission on this contract due to favorable loss development, which caused the acquisition cost expense and acquisition cost ratio to increase for the 2010 year. Subsequently, for the year ended December 31, 2011, no further profit commission was accrued resulting in a decrease in acquisition cost for the 2011 year. Under the terms of the contract, we withhold the profit commission which accrues interest until it is paid. The interest on the profit commission is included in acquisition cost expense since it is an expense directly related to this contract.

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

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were $13.9 million, $16.2 million and $19.0 million, respectively. For the year ended December 31, 2011, the decrease in general and administrative expenses related primarily to a decrease in employee bonus accruals as a result of a decrease in underwriting results, and to a lesser extent related to lower share based compensation expense for the year ended December 31, 2011. The decrease in share based compensation expense was primarily due to a $1.1 million reversal of share based compensation expense relating to forfeited restricted shares and stock options upon retirement of our former chief executive officer. The decrease was partially offset by an increase in salaries and benefits expenses (excluding bonus) resulting from the addition of six new employees during 2011.

For the year ended December 31, 2010, the decrease in general and administrative expenses primarily related to a reduction in employee bonus accruals which resulted from adverse loss development negatively impacting the underwriting income, as well as due to a decrease in investment income accrued on the deferred bonus compensation relating to the 2008 and 2009 underwriting years, payable to the employees during 2011 and 2012, respectively. The decrease was partially offset by an increase in salaries and benefits expenses resulting from the addition of new staff during 2010.

General and administrative expenses for the years ended December 31, 2011, 2010 and 2009 include $2.9 million, $4.1 million and $3.4 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors, net of forfeitures.

    Net Investment Income

A summary of net investment income for the years ended December 31, is as follows:

	2011	2010	2009
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$57,088	$134,280	$232,410
Interest, dividend and other income	17,528	18,969	17,038
Interest, dividend and other expenses	(30,837)	(22,939)	(16,886)
Investment advisor compensation	(20,661)	(26,304)	(32,701)
Net investment income	$23,118	$104,006	$199,861

Investment income, net of all fees and expenses, resulted in a gain of 2.1% on our investment portfolio for the year ended December 31, 2011. This compares to a gain of 11.0% and a gain of 32.1% reported for the years ended December 31, 2010 and 2009, respectively. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2011, the investment portfolio generated gains of 5.4% (before investment advisor fees) on the short portfolio including sovereign debt CDS, which were partially offset by losses of 1% (before investment advisor fees) on the long portfolio.

For the year ended December 31, 2011, included in investment advisor compensation was $15.2 million (2010: $13.4 million, 2009: $10.8 million) relating to management fees paid to DME Advisors and $5.4 million (2010: $12.9 million, 2009: $21.9 million) relating to performance allocation in accordance with the loss carry forward provision of the advisory agreement with DME Advisors. Given the net investment loss for the year ended December 31, 2008, no performance allocation was made to DME Advisors in 2008. In addition, based on the advisory agreement, the performance allocation for the subsequent years was reduced to 10% until all the investment losses from 2008 had been recouped and an additional investment income equal to 150% of the investment loss was earned. As of December 31, 2010, the loss carry forward balance was nil and the performance allocation rate reverted to 20% during December 2010 and remained unchanged for the year ended December 31, 2011.

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

GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is taxed at a tax rate of 12.5% on its taxable trading income.

Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is taxed at an effective tax rate of 35%.

For the year ended December 31, 2011, a deferred tax asset of $58,151 (2010: $79,018), resulting solely from the temporary differences in recognition of expenses for tax purposes, was included in other assets on the consolidated balance sheets. At December 31, 2011, an accrual for current taxes payable of $205,873 (2010: $333,865) was recorded in other liabilities on the consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. We have not taken any income tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	($ in thousands)
Current tax expense	$(226)	$(406)	$(20)
Deferred tax (expense) benefit	(21)	10	69
Income tax (expense) benefit	$(247)	$(396)	$49

    Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period. For the years ended December 31, 2011, 2010 and 2009, we reported the following ratios:

	2011			2010			2009
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total
Loss ratio	65.7%	25.4%	63.6%	68.9%	(4.3)%	61.5%	56.6%	51.2%	55.4%
Acquisition cost ratio	37.4%	20.9%	36.5%	36.7%	26.3%	35.7%	38.6%	8.3%	32.3%
Composite ratio	103.1%	46.3%	100.1%	105.6%	22.0%	97.2%	95.2%	59.5%	87.7%
Internal expense ratio			3.7%			5.6%			8.8%
Combined ratio			103.8%			102.8%			96.5%

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

The combined ratio is calculated as the sum of the composite ratio and the internal expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments (assets), comprised of debt instruments, listed and private equities, commodities and financial contracts receivable, were $1,053.8 million as of December 31, 2011 compared to $1,080.7 million as of December 31, 2010, a decrease of $26.9 million, or 2.5%. During 2011, our listed equity securities, including exchange traded funds, increased by $50.9 million, while our commodities (gold bullion) decreased by $35.0 million. The decrease in our gold holdings was partially offset by an increase in the gold miners exchange traded funds. During the year ended December 31, 2011, our financial contracts receivable decreased by $22.5 million primarily due to the decreases in sovereign debt CDS, put options and the value of our interest rate options. During the year ended December 31, 2011, our financial contracts payable decreased by $17.2 million primarily due to the disposal of CDS issued on corporate debt.

For the year ended December 31, 2011, our exposure to long investments decreased from 93% as of December 31, 2010, to 89% as of December 31, 2011, while our exposure to short investments decreased from 73% as of December 31, 2010 to 52% as of December 31, 2011.  This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency derivatives, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of December 31, 2011, we had borrowed $4.3 million from our prime brokers in order to purchase investment securities, compared to $54.4 million as of December 31, 2010. Additionally, as of December 31, 2011, included in due to prime brokers was $256.1 million relating to collateral provided to our prime brokers for our letters of credit outstanding under term margin agreements, compared to $218.7 million as of December 31, 2010. The increase in collateral for letters of credit was a result of additional letters of credit issued during the year ended December 31, 2011.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of December 31, 2011, 86.3% (2010: 92.7%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 11.9% (2010: 4.8%) comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.8% (2010: 2.5%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from our investment advisor who makes the determination based on feedback from executing brokers, market makers, and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2011, $182.8 million (2010: $98.6 million) of our investments were valued based on broker quotes, of which $174.9 million (2010: $72.1 million) were based on observable market information and classified as Level 2 fair value measurements, and $7.9 million (2010: $26.5 million) were based on non-observable inputs and classified as Level 3 fair value measurements.

For the year ended December 31, 2011, certain of our equity securities which were previously unlisted, began trading on US exchanges and, as a result, we were able to determine fair values of these securities based on quoted prices in active markets. Therefore, we transferred securities with a fair value of $9.7 million, on the date of transfer, from Level 3 to Level 1 fair value measurements. There were no other transfers between Level 1, Level 2 or Level 3 fair value measurements during 2011.

For the year ended December 31, 2010, we transferred, from Level 1 to Level 2, an equity security for which a quoted price on an active market was not available and as a result we relied on broker quotes to determine the fair value. There were no other transfers between Level 1, Level 2 or Level 3 fair value measurements during the year ended December 31, 2010. The increase in our Level 3 investments for the year ended December 31, 2010, was primarily due to private equity investments purchased during the year.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

Short securities were $683.8 million as of December 31, 2011 compared to $726.0 million as of December 31, 2010, a decrease of $42.2 million. The decrease was primarily a result of exiting several short positions in equities and exchange traded funds, and was partially offset by the increase in short positions in non-U.S sovereign debt. During the year ended December 31, 2011, we reduced our CDS exposure in sovereign debt and increased our short position in non-U.S. sovereign debt.

Restricted cash totaled $957.5 million as of December 31, 2011 compared to $977.3 million as of December 31, 2010, a decrease of $19.8 million, or 2.0%. The decrease in restricted cash as of December 31, 2011, was principally due to the decrease in our short securities for which less cash and cash equivalents were pledged as collateral. The cash held by swap counterparties also decreased $14.9 million due to the decrease in our financial contracts as we disposed the CDS issued for corporate debt and reduced the CDS purchased for sovereign debt. Under some of our letters of credit facility agreements, we pledge investment securities to borrow cash from the prime brokers and place the cash in custodial accounts in our name. The cash in the custodial accounts is used to provide collateral for letters of credit issued under the agreements. As a result, restricted cash at December 31, 2011, included $256.1 million (2010: 218.7 million) of cash collateral relating to letters of credit issued.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net

    At December 31, 2011, reinsurance balances receivable were $141.3 million compared to $109.6 million as of December 31, 2010, an increase of $31.7 million, or 28.9%. The increase in the reinsurance balances receivable relates primarily to increases in premiums on several quota share frequency contracts. The entire reinsurance balance receivable is considered current and collectible and therefore no provision for uncollectible balances was recorded at December 31, 2011.

    At December 31, 2011, deferred acquisition costs (net of retrocession) decreased by $18.7 million, or 21.4%, compared to December 31, 2010. These decreases were primarily due to the commutation of a Florida homeowners’ contract during the year.  To a lesser extent, the decrease was a result of a new retroceded contract relating to Florida homeowners’ insurance entered during the year. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2011, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Expenses Recoverable

    Reserves for loss and loss adjustment expenses as of December 31, 2011 and 2010 were comprised of the following:

	December 31, 2011			December 31, 2010
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$85,186	$117,850	$203,036	$59,216	$87,504	$146,720
Severity	18,136	20,107	38,243	18,114	21,633	39,747
Total	$103,322	$137,957	$241,279	$77,330	$109,137	$186,467

The increase in loss reserves is partially due to the frequency underwriting portfolio continuing to mature, resulting in an increase in case reserves as losses are reported by our clients, and partially due to unfavorable loss development on certain contracts as discussed above (see Losses Incurred). For most of the contracts written as of December 31, 2011, our risk exposure is limited by defined limits of liability on these contracts. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts which relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of January 31, 2012, our maximum aggregate loss exposure to any series of natural peril events was $98.6 million. For purposes of the calculation, aggregate loss exposure is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of January 31, 2012:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$70,627	$98,577
Europe	38,300	39,500
Japan	39,500	39,500
Rest of the world	20,000	20,000
Maximum aggregate	70,627	98,577

(1)	Includes the Caribbean

Our natural peril loss exposure presented above excludes the impact of any potential recoveries from retrocessionaires or swap counterparties relating to natural peril events. We have currently entered into a weather derivative swap contract whereby upon the occurrence of certain specified earthquake events in the United States we would recover a maximum amount of $10.0 million.

    For the year end December 31, 2011, loss and loss expenses recoverable increased by $17.8 million, or 148.5%, principally due to the increase in losses recoverable on our prior year multi-line retroceded contracts which experienced adverse loss development as a result of an increase in large losses on the corresponding assumed quota share contracts.

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

As of December 31, 2011, Greenlight Re was rated “A (Excellent)” with a stable outlook, while GRIL was rated "A- (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2011, approximately 86.8% of our investments were comprised of publicly traded equity securities, actively traded debt instruments and gold bullion, which can all be readily liquidated to meet current and future liabilities. As of December 31, 2011, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if equity markets decline, we expect the obligations for covering short positions to decline as well. Any reduction in our short portfolio would reduce the need for restricted cash and thereby would free our cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as “trading”, we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) in our consolidated statements of income for each reporting period.

For the year ended December 31, 2011, we used $26.4 million in cash from operations relating to our underwriting activities including claim payments on quota share contracts on our maturing book of business. We generated $23.2 million of cash from investing activities as a result of the net sale of investments and financial contracts. We generated no significant cash from financing activities during the year ended December 31, 2011. For the year ended December 31, 2010, we generated $38.5 million in cash from operations mainly as a result of increased underwriting activities, used $24.7 million for net purchase of investments, and generated no significant cash from financing activities.

As of December 31, 2011, we believe that we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. We have no current plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although we are not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect its ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2011, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of December 31, 2011, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2011, we had four letter of credit facilities (2010: three) totaling $760.0 million (2010: $560.0 million) with various financial institutions. See Note 14 of the accompanying consolidated financial statements for details on each of these facilities. As of December 31, 2011, an aggregate amount of $382.8 million (December 31, 2010: $339.9 million) in letters of credit was issued from these facilities. Under the letter of credit facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. As of December 31, 2011, total equity securities, restricted cash, and cash equivalents with a fair value in the aggregate of $410.5 million (December 31, 2010: $349.6 million) were pledged as security against the letters of credit issued.

The amount of collateral, currently in the form of letters of credit, posted for the benefit of our clients is based on the specific collateral requirement as stated in each reinsurance contract. For U.S. clients, the amount of letters of credit required is typically equal to the client’s reinsurance losses recoverable including IBNR losses plus unearned premium reserves that a client books for statutory purposes on each contract. These balances need to be collateralized in order for the client to receive statutory credit for its reinsurance assets, which is standard practice in the reinsurance industry.  Alternatively, the amount of collateral posted to a client may be a fixed negotiated amount.

Once letters of credit are issued to our clients, the minimum amount of assets that we pledge to our letter of credit providers depends upon the requirements stated in the specific letter of credit facility agreement. The amount of pledged assets required depends on the specific investment instrument that we transfer to the pledge account. The amount of credit that is given on the pledged assets depends on the type of instrument and the exchange on which that instrument is traded.  For example, under the terms of the letter of credit facility with Butterfield Bank (Cayman) Limited, if we pledge an equity security that is traded on the New York Stock Exchange, we receive a fixed percentage credit for the market value of such a security. If the market value of these securities were to decline, we would be obligated to pledge additional assets. Conversely, if the market value of these securities increased, we would be entitled to withdraw any excess pledged assets from the account if we so choose. The ultimate amount of pledged assets posted is simply the value of securities held in a designated pledge account, which may be greater than the minimum required.

Each of the facilities contains various covenants that, in part, restrict Greenlight Re's ability to place a lien or charge on the pledged assets and further restrict Greenlight Re’s ability to issue any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit agreements, Greenlight Re will be prohibited from paying dividends to Greenlight Capital Re. For the year ended December 31, 2011, the Company was in compliance with all of the covenants under each of these facilities.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, we filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009, and expires in July 2012 unless renewed. We did not make any significant commitments for capital expenditures during the period ending December 31, 2011.

The Board has adopted a share repurchase plan authorizing management to repurchase up to 2.0 million Class A ordinary shares. We may from time to time repurchase shares to optimize our capital structure. Shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The plan, which expires on June 30, 2012, does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2011, we did not purchase any Class A ordinary shares, and as of December 31, 2011, we had repurchased 228,900 shares under the share repurchase plan.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. At December 31, 2011, there were 1,322,773 Class A ordinary shares available for future issuance.

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

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2011:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$372	$744	$684	$415	$2,215
Specialist service agreement	734	550	—	—	1,284
Private equity and limited partnerships (2)	19,079	—	—	—	19,079
Loss and loss adjustment expense reserves (3)	109,000	96,288	28,887	7,104	241,279
Total	$129,185	$97,582	$29,571	$7,519	$263,857

(1)	Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)
As of December 31, 2011 we have made total commitments of $41.2 million in private investments, of which we have invested $22.1 million, and our remaining commitments to these investments total $19.1 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy on when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

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

    GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 14 to the accompanying consolidated financial statements.

    We have entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind us to any reinsurance contracts. Under the terms of the agreement, we have committed to quarterly payments to the specialist service provider. If the agreement is terminated, we are obligated to make minimum payments for another two years to ensure that any contracts to which we are bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 14 to the accompanying consolidated financial statements.

    On January 1, 2008, we entered into an agreement, as amended on February 20, 2009, wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets. This agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013 with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to this agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and a performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2010, $9.4 million of the performance compensation was calculated using the reduced rate of 10% and $3.5 million was calculated using the full rate of 20%. For the year ended December 31, 2011, the entire performance compensation of $5.4 million was calculated using a rate of 20%.

    In February 2007, we entered into a service agreement with DME Advisors, pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The agreement is automatically renewed on an annual basis until terminated by us or DME Advisors for any reason with 30 days prior written notice to the other party.

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

Effects of Inflation

    We consider the effects of inflation in our pricing and estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the years ended December 31, 2011, 2010 and 2009, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are principally exposed to the following types of market risk:

●	equity price risk;

●	foreign currency risk;

●	interest rate risk;

●	credit risk; and

●	political risk

Equity Price Risk

As of December 31, 2011, our investment portfolio consisted primarily of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2011, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $37.2 million, or 3.4%, decline in the fair value of the total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2011, we had no reported losses payable in foreign currencies. However, we are exposed to fluctuations in foreign currencies on certain worldwide catastrophe aggregate loss contracts where the thresholds for losses entering into our layers of coverage are denominated in U.S. dollars. The underlying losses on these contracts are determined by the insurer in its local currency, and changes in currency exchange rates may result in aggregated losses that were not previously expected to attach to our layer, subsequently breaching into our coverage layer. As of December 31, 2011, we estimated that a 10% decrease in the U.S dollar against both the New Zealand dollar and the Australian dollar (all else being constant) would result in additional estimated loss reserves of $0.6 million on an aggregate loss contract. Alternatively, a 10% increase in the U.S dollar against both the New Zealand dollar and the Australian dollar, would result in a reduction of $1.0 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

Through cash, forwards, options and investments in securities denominated in foreign currencies, we are also exposed to foreign currency risk. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2011, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the United States dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2011:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value of net investment portfolio	Change in fair value as % of net investment portfolio	Change in fair value of net investment portfolio	Change in fair value as % of net investment portfolio
	($ in thousands)
British Pounds	$(423)	0.0%	$423	0.0%
Danish Kroner	116	0.0	(116)	0.0
Euro Dollar	8,755	0.8	(3,220)	(0.3)
Japanese Yen	15,108	1.4	(5,313)	(0.5)
Norwegian Krone	(108)	0.0	108	0.0
South Korean Won	(267)	0.0	267	0.0
Swiss Franc	431	0.0	(431)	0.0
Other	(30)	0.0	30	0.0
Total	$23,582	2.2%	$(8,252)	(0.8)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment in securities denominated in foreign currencies and related hedges, and should not be relied on as indicative of future results.

Interest Rate Risk

Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments, CDS, and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio would fall, and the opposite would be true if interest rates fell. Our short fixed-income portfolio would benefit from rising interest rates and be negatively impacted from falling interest rates. Additionally, some of our derivative investments may also be interest rate sensitive and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase and decrease in interest rates would have on the value of our net investment portfolio as of December 31, 2011:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value of net investment portfolio	Change in fair value as % of net investment portfolio	Change in fair value of net investment portfolio	Change in fair value as % of net investment portfolio
	($ in thousands)
Debt instruments - long	$(275)	0.0%	$293	0.0%
Debt instruments - short	10,531	1.0	(11,563)	(1.1)
Credit default swaps	58	0.0	(58)	0.0
Interest rate options	3,567	0.3	(1,616)	(0.1)
Futures	10,199	0.9	(11,095)	(1.0)
Net exposure to interest rate risk	$24,080	2.2%	$(24,039)	(2.1)%

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

In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. We closely and regularly monitor our concentration of credit risk with each prime broker, and if necessary, transfer cash or securities between prime brokers to diversify and mitigate our credit risk. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no significant concentrations of credit risk.

Political Risk

We are exposed to political risk to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trade securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy.  We are not currently exposed to political risk coverage on our insurance contracts, however, changes in government laws and regulations may impact our underwriting operations (see Item 1A "Risk Factors").

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

ITEM 9A.               CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events. Accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

 There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

PART IV

ITEM 15.                                                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

3.1	Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 7, 2008)
4.1	Form of Specimen Certificate of Class A ordinary shares (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-139993)
4.2	Share Purchase Option, dated August 11, 2004, by and between the Registrant and First International Capital Holdings, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-139993)
10.1	Form of Securities Purchase Agreement for Class A ordinary shares by and between the Registrant and each of the subscribers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-139993)
10.2	Greenlight Capital Re, Ltd. Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-139993)
10.3	Form of Restricted Stock Award Agreement by and between the Registrant and the Grantee (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-139993)
10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993)
10.5	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-139993)
10.6	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Award (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement No. 333-139993)
10.7	Form of Shareholders’ Agreement, dated August 11, 2004, by and among the Registrant and each of the subscribers (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-139993)
10.8	Form of Deed of Indemnity between the Registrant and each of its directors and certain of its officers (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-139993)
10.9	Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. And Tim Courtis (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 2, 2009)
10.10
Concurrent Private Placement Stock Purchase Agreement for Class B Ordinary Shares, dated January 11, 2007, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement No. 333-139993)

10.11
Service Agreement, dated as of February 21, 2007 between DME Advisors, LP and Greenlight Capital Re, Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-139993)

10.12
Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. And Tim Courtis (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 23, 2009)

10.13
Letter of Credit Agreement executed July 21, 2009 between Greenlight Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2009)

10.14	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 4, 2010)
10.15
Amended and restated letter of credit agreement executed June 17, 2010 between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 2, 2010)

10.16
Amended letter of credit agreement executed June 14, 2010 between Greenlight Reinsurance, Ltd. and Bank of America, N.A (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed August 2, 2010)

10.17	Letter of understanding dated June 10, 2010 between Greenlight Reinsurance, Ltd. and Citibank, N.A (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2010)
10.18
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.19
Master Reimbursement Agreement dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.20
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

10.21
Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 2, 2010)

10.22
Letter of Credit Agreement effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 22, 2011)

10.23
Employment Agreement, dated July 27, 2011, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on October 31, 2011)

10.24	Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry
10.25	Employment Agreement, dated September 28, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Claude Wagner
10.26	Amendment to amended letter of credit agreement executed on December 16, 2011 between Greenlight Reinsurance, Ltd. and Bank of America, N.A.
10.27	Amended letter of credit agreement effective as of December 16, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A.
12.1	Ratio of earnings to fixed charges and preferred share dividends
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Form 10-K filed on February 22, 2011)
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. (*)

*
 The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Barton Hedges
Barton Hedges Chief Executive Officer
Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
Date: February 21, 2012	Date: February 21, 2012
/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
Date: February 21, 2012	Date: February 21, 2012
/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
Date: February 21, 2012	Date: February 21, 2012
/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director Date: February 21, 2012
Date: February 21, 2012
/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
Date: February 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘‘Item 9A, Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
 Grand Rapids, Michigan, USA

February 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
 Grand Rapids, Michigan, USA

February 21, 2012

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2011	2010
Assets
Investments
Debt instruments, trading, at fair value	$10,639	$15,610
Equity securities, trading, at fair value	890,822	839,921
Other investments, at fair value	128,685	179,023
Total investments	1,030,146	1,034,554
Cash and cash equivalents	42,284	45,540
Restricted cash and cash equivalents	957,462	977,293
Financial contracts receivable, at fair value	23,673	46,168
Reinsurance balances receivable	141,278	109,567
Loss and loss adjustment expenses recoverable	29,758	11,976
Deferred acquisition costs, net	68,725	87,389
Unearned premiums ceded	27,233	7,424
Notes receivable	17,437	14,205
Other assets	5,492	3,886
Total assets	$2,343,488	$2,338,002
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$683,816	$725,990
Financial contracts payable, at fair value	6,324	23,493
Due to prime brokers	260,359	273,071
Loss and loss adjustment expense reserves	241,279	186,467
Unearned premium reserves	225,735	234,983
Reinsurance balances payable	38,379	20,164
Funds withheld	31,844	22,887
Other liabilities	10,054	11,786
Total liabilities	1,497,790	1,498,841
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,283,200 (2010: 30,200,835): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2010: 6,254,949)	3,6544	3,646
Additional paid-in capital	488,478	485,555
Retained earnings	310,971	304,202
Shareholders’ equity attributable to shareholders	803,103	793,403
Non-controlling interest in joint venture	42,595	45,758
Total equity	845,698	839,161
Total liabilities and equity	$2,343,488	$2,338,002

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2011	2010	2009
Revenues
Gross premiums written	$397,659	$414,850	$258,818
Gross premiums ceded	(46,920)	(12,011)	(13,276)
Net premiums written	350,739	402,839	245,542
Change in net unearned premium reserves	29,036	(115,138)	(30,862)
Net premiums earned	379,775	287,701	214,680
Net investment income	23,118	104,006	199,861
Other income (expense), net	253	(1,079)	4,538
Total revenues	403,146	390,628	419,079
Expenses
Loss and loss adjustment expenses incurred, net	241,690	177,018	119,045
Acquisition costs, net	138,751	102,645	69,232
General and administrative expenses	13,892	16,187	18,994
Total expenses	394,333	295,850	207,271
Income from continuing operations before income tax expense	8,813	94,778	211,808
Income tax (expense) benefit	(247)	(396)	49
Net income including non-controlling interest	8,566	94,382	211,857
Income attributable to non-controlling interest in joint venture	(1,797)	(3,740)	(2,312)
Net income	$6,769	$90,642	$209,545
Earnings per share
Basic	$0.19	$2.49	$5.78
Diluted	0.18	2.44	5.71
Weighted average number of ordinary shares used in the determination of earnings per share:
Basic	36,548,466	36,420,719	36,230,501
Diluted	37,286,454	37,224,173	36,723,552

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders’ equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2008	$3,604	$477,571	$4,207	$485,382	$6,058	$491,440
Issue of Class A ordinary shares, net of forfeitures	28	716	—	744	—	744
Share-based compensation expense, net of forfeitures	—	3,410	—	3,410	—	3,410
Options repurchased	—	(248)	(192)	(440)	—	(440)
Non-controlling interest contribution in (withdrawal from) joint venture, net	—	—	—	—	22,227	22,227
Income attributable to non-controlling interest in joint venture	—	—	—	—	2,312	2,312
Net income	—	—	209,545	209,545	—	209,545
Balance at December 31, 2009	$3,632	$481,449	$213,560	$698,641	$30,597	$729,238

Issue of Class A ordinary shares, net of forfeitures	14	18	—	32	—	32
Share-based compensation expense, net of forfeitures	—	4,088	—	4,088	—	4,088
Non-controlling interest contribution in (withdrawal from) joint venture, net	—	—	—	—	11,421	11,421
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,740	3,740
Net income	—	—	90,642	90,642	—	90,642
Balance at December 31, 2010	$3,646	$485,555	$304,202	$793,403	$45,758	$839,161

Issue of Class A ordinary shares, net of forfeitures	8	—	—	8	—	8
Share-based compensation expense, net of forfeitures	—	2,923	—	2,923	—	2,923
Non-controlling interest contribution in (withdrawal from) joint venture, net	—	—	—	—	(4,960)	(4,960)
Income attributable to non-controlling interest in joint venture	—	—	—	—	1,797	1,797
Net income	—	—	6,769	6,769	—	6,769
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009
 (expressed in thousands of U.S. dollars, except per share and share amounts)

	2011	2010	2009
Cash provided by (used in)
Operating activities
Net income	$6,769	$90,642	$209,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	75,670	(48,154)	(192,319)
Net realized gains on investments and financial contracts	(139,760)	(79,088)	(38,512)
Foreign exchange (gains) losses on restricted cash and cash equivalents	6,953	(6,397)	(1,580)
Income attributable to non-controlling interest in joint venture	1,797	3,740	2,312
Share-based compensation expense, net of forfeitures	2,923	4,088	3,410
Depreciation expense	232	225	117
Net change in
Reinsurance balances receivable	(31,711)	(26,819)	(23,175)
Loss and loss adjustment expenses recoverable	(17,782)	(4,706)	4,392
Deferred acquisition costs, net	18,664	(52,988)	(16,772)
Unearned premiums ceded	(19,809)	(946)	889
Other assets	(1,378)	643	(1,247)
Loss and loss adjustment expense reserves	54,812	49,107	55,935
Unearned premium reserves	(9,248)	116,084	29,973
Reinsurance balances payable	18,215	(14,137)	(377)
Funds withheld	8,957	8,176	10,845
Other liabilities	(1,732)	(1,010)	6,567
Net cash provided by (used in) operating activities	(26,428)	38,460	50,003
Investing activities
Purchases of investments and financial contracts	(1,677,795)	(1,067,595)	(1,226,298)
Sales of investments and financial contracts	1,709,445	1,137,240	1,447,431
Change in due to prime brokers	(12,712)	273,071	—
Change in restricted cash and cash equivalents, net	12,878	(380,025)	(340,961)
Change in notes receivable, net	(3,232)	1,219	(13,655)
Non-controlling interest contribution in (withdrawal from) joint venture, net	(4,960)	11,421	22,227
Fixed assets additions	(460)	—	(1,478)
Net cash provided by (used in) investing activities	23,164	(24,669)	(112,734)
Financing activities
Net proceeds from share issue	8	—	28
Options repurchased	—	—	(440)
Net proceeds from exercise of stock options	—	32	716
Net cash provided by (used in) financing activities	8	32	304
Net increase (decrease) in cash and cash equivalents	$(3,256)	13,823	(62,427)
Cash and cash equivalents at beginning of the year	45,540	31,717	94,144
Cash and cash equivalents at end of the year	$42,284	$45,540	$31,717
Supplementary information
Interest paid in cash	$15,882	$10,944	$5,629
Interest received in cash	530	13,888	6,350
Income tax paid in cash	499	92	—

The accompanying Notes to the Consolidated Financial Statements are an
  integral part of the Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

1.   ORGANIZATION AND BASIS OF PRESENTATION

    Greenlight Capital Re, Ltd. (‘‘GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class ‘‘B” insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. (‘‘Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During September 2010, GLRE established a wholly owned reinsurance subsidiary based in Dublin, Ireland; Greenlight Reinsurance Ireland, Ltd. (GRIL). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the ‘‘Company” refers collectively to GLRE and its subsidiaries.

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

Restricted Cash and Cash Equivalents

    The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased and for collateralizing the letters of credit issued under certain letter of credit facilities (see Notes 4 and 6). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased and letters of credit issued. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

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

Certain contracts allow for re-instatement premiums in the event of a full limit loss prior to the expiry of a contract. A re-instatement premium is not due until there is a full limit loss event and therefore, in accordance with U.S. GAAP, the Company records a re-instatement premium as written only in the event that a client incurs a full limit loss on the contract and the contract allows for a re-instatement of coverage upon payment of an additional premium.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. These costs are deferred subject to ultimate recoverability and amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2011 and 2010, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2011, $10.1 million (2010: $6.2 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2011, $3.9 million (2010: $4.8 million and 2009: $6.8 million) of profit commission expenses were included in acquisition costs, on the consolidated statements of income.

Funds Withheld

Funds withheld include reinsurance balances retained from retrocessionaires as security for a period of time in accordance with the contract terms. Any interest expense that the Company incurs during the period these funds are withheld, are included under net investment income in the consolidated statements of income.

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

Notes Receivable

    Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the value of the note is not considered impaired but there is uncertainty as to the collection of interest based on the terms of the note. The Company resumes accrual of interest on a note when none of the principal or interest remains past due or outstanding, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes. For the years ended December 31, 2011 and 2010, no interest was received relating to the notes placed on non-accrual status.

    For the year ended December 31, 2011, the notes earned interest at annual interest rates ranging from 6% to 10% and had maturity terms ranging from approximately 3 to 7 years. At December 31, 2011, included in the notes receivable balance was $16.5 million (2010: $0 million), related to notes placed on non-accrual status based on expectations of the Company’s ability to collect any further interest that would accrue up to maturity.

    Based on management’s assessment, the recorded values of the notes at December 31, 2011 and 2010, were expected to be fully collectible and therefore no provision for uncollectible interest was deemed necessary at December 31, 2011 and 2010. Interest income earned on notes receivable is included under net investment income in the consolidated statements of income.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2011, included in the consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $4.7 million and $1.1 million of deposit assets and deposit liabilities (2010: $3.9 million and $1.0 million), respectively. For the year ended December 31, 2011, included in other income (expense), net were $0.9 million relating to losses on deposit accounted contracts (2010: $1.2 million, 2009: $0.6 million). There was no gain on deposit accounted contracts recorded for the years ended December 31, 2011 and 2010 (2009: $1.5 million).

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

At December 31, 2011, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(142)	309
Leasehold improvements	1,487	(332)	1,155
Total	$2,138	$(674)	$1,464

At December 31, 2010, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(180)	$20
Furniture and fixtures	261	(74)	187
Leasehold improvements	1,217	(188)	1,029
Total	$1,678	$(442)	$1,236

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2011 and 2010, there were no impairments in fixed assets.

Financial Instruments

Investments in Securities and Investments in Securities Sold, Not Yet Purchased

The Company’s investments in debt instruments and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of listed equities that have restrictions on sale or transfer which expire within one year, are determined by adjusting the observed market price of the equity using a liquidity discount based on observable market inputs. The fair values of debt instruments are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

The Company’s “other investments” may include investments in private and unlisted equity securities, limited partnerships, and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the funds’ managers.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not qualify as hedges for financial reporting purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps (“CDS”), futures, options, currency forwards and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Financial contracts receivable represents derivative contracts whereby the Company is entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby the Company is obligated to make payments upon settlement of the contract.

Total return swap agreements, included on the consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company does not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on interest rates, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the consolidated statements of income.

Financial contracts may also include exchange traded futures or options contracts that are based on the movement of a particular index, commodity, currency or interest rate. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value measured based on the observable quoted prices of the same or similar financial contract in an active market (Level 1) or on broker quotes which reflect market information based on actual transactions (Level 2). Amounts invested in exchange traded and over the counter (“OTC”) call and put options are recorded as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1 inputs). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2 inputs) such as multiple market maker quotes, which are considered to be binding.

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

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures and no dividends paid during the life of the options.

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

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals.  At December 31, 2011, other liabilities included accrued bonus of $3.7 million (2010: $7.8 million). Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until the final quantitative bonus is calculated and paid two years from the end of the fiscal year in which the business was underwritten. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period they are determined.

Also included in other liabilities are accruals for income taxes payable, professional fees and other general expenses.

Non-controlling Interest

Non-controlling interest in joint venture on the consolidated balance sheets represents DME Advisors, LP’s (‘‘DME Advisors”) share of assets in the joint venture whereby DME Advisors manages jointly held assets as disclosed in Note 13. DME Advisors’ share of investment income or loss is included in the consolidated statements of income as non-controlling interest in income or loss of joint venture.

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

	2011	2010	2009
Weighted average shares outstanding	36,548,466	36,420,719	36,230,501
Effect of dilutive service provider share-based awards	170,056	182,559	131,163
Effect of dilutive employee and director share-based awards	567,932	620,895	361,888
	37,286,454	37,224,173	36,723,552

Anti-dilutive stock options outstanding	180,000	240,000	210,000

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

Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. The Company has not taken any income tax positions that are subject to significant uncertainty or that are reasonably likely to have a material impact on the Company.

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

In the normal course of its business, the Company purchases and sells various financial instruments which include listed and unlisted equities, corporate and sovereign debt, commodities, futures, put and call options, currency forwards, other derivatives and similar instruments sold, not yet purchased.

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to the value of financial contracts receivable and assets held at counterparties. The Company mitigates its counterparty credit risk by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty.  In addition, the Company is exposed to credit risk on corporate and sovereign debt instruments to the extent that the debtors may default on their debt obligations.

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2011 were $139.8 million (2010: $79.1 million, 2009: $38.5 million). Gross realized gains were $337.9 million (2010: $207.0 million, 2009: $215.7 million) and gross realized losses were $198.1 million (2010: $127.9 million, 2009: $177.2 million). For the year ended December 31, 2011, included in net investment income in the consolidated statements of income were $75.7 million of net losses (2010: $48.6 million of net gains, 2009: $190.0 million of net gains) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2011, cash and investments with a fair value of $410.5 million (2010: $349.6 million) have been pledged as security against letters of credit issued.

As of December 31, 2011, the Company’s investments in Apple Inc. and gold and gold derivatives were the only investments in excess of 10% of the Company’s shareholders’ equity, with fair values of $87.5 million and $98.6 million, respectively, or 10.3% and 11.7% of shareholders' equity, respectively. As of December 31, 2010, the Company’s investment in gold and gold derivatives was the only investment in excess of 10% of shareholders’ equity, with a fair value of $113.2 million, or 13.5% of shareholders' equity.

Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2011:

	Fair Value Measurements as of December 31, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$10,174	$465	$10,639
Listed equity securities	866,069	24,753	—	890,822
Commodities	97,506	—	—	97,506
Private and unlisted equity securities	—	—	31,179	31,179
Financial contracts receivable	881	22,529	263	23,673
	$964,456	$57,456	$31,907	$1,053,819
Liabilities:
Listed equity securities, sold not yet purchased	$(539,197)	$—	$—	$(539,197)
Debt instruments, sold not yet purchased	—	(144,619)	—	(144,619)
Financial contracts payable	(1,070)	(5,254)	—	(6,324)
	$(540,267)	$(149,873)	$—	$(690,140)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2010:

	Fair Value Measurements as of December 31, 2010
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$12,365	$3,245	$15,610
Listed equity securities	839,921	—	—	839,921
Commodities	132,466	—	—	132,466
Private and unlisted equity securities	—	3,610	42,947	46,557
Financial contracts receivable	103	45,851	214	46,168
	$972,490	$61,826	$46,406	$1,080,722
Liabilities:
Listed equity securities, sold not yet purchased	$(724,173)	$—	$—	$(724,173)
Debt instruments, sold not yet purchased	—	(1,817)	—	(1,817)
Financial contracts payable	(427)	(23,066)	—	(23,493)
	$(724,600)	$(24,883)	$—	$(749,483)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2011
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$3,245	$42,947	$214	$46,406
Purchases	—	8,192	500	8,692
Sales	(2,408)	(12,214)	—	(14,622)
Total realized and unrealized gains (losses) and amortization included in earnings, net	(372)	1,916	(451)	1,093
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(9,662)	—	(9,662)
Ending balance	$465	$31,179	$263	$31,907

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

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

 During the year ended December 31, 2011, $9.7 million of securities were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2011.

For the year ended December 31, 2010, the Company transferred, from Level 1 to Level 2, an equity security with a fair value on the date of transfer of $0.1 million, for which a quoted price on an active market was not available and as a result broker quotes were relied upon to determine the fair value. Any transfers between the levels of fair value hierarchy are recognized by the Company on the date of the transfer.

For the year ended December 31, 2011, realized losses of $0.3 million, and increase in unrealized gains of $1.9 million on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the consolidated statements of income.  In addition, for the year ended December 31, 2011, amortization expense of $0.5 million relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

For the year ended December 31, 2010, realized losses of $2.4 million, and increase in unrealized gains of $5.8 million on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the consolidated statements of income.  In addition, for the year ended December 31, 2010, amortization expense of $0.6 million relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

Investments

Debt instruments, trading

At December 31, 2011 and 2010, the following investments were included in debt instruments:

2011	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,064	$49	$(1,685)	$2,428
Corporate debt – Non U.S.	5,010	435	—	5,445
Sovereign debt – Non U.S.	2,481	285	—	2,766
Total debt instruments	$11,555	$769	$(1,685)	$10,639

2010	Cost/ amortized cost	Unrealized gains	Unrealized Losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$11,384	$5,574	$(1,349)	$15,609
Corporate debt – Non U.S.	16	—	(15)	1
Total debt instruments	$11,400	$5,574	$(1,364)	$15,610

The maturity distribution for debt instruments held at December 31, 2011 and 2010 were as follows:

	2011		2010
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$2,482	$2,767	$3,691	$4,377
From one to five years	—	—	3,544	6,331
From five to ten years	6,755	7,158	1,831	3,918
More than ten years	2,318	714	2,334	984
	$11,555	$10,639	$11,400	$15,610

Investment in Equity Securities, Trading

At December 31, 2011 and 2010, the following long positions were included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$827,435	$78,947	$(75,593)	$830,789
Exchange traded funds	57,011	6,037	(3,015)	60,033
	$884,446	$84,984	$(78,608)	$890,822

2010	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$661,695	$164,861	$(18,347)	$808,209
Exchange traded funds	16,564	15,148	—	31,712
	$678,259	$180,009	$(18,347)	$839,921

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of December 31, 2011 and 2010, commodities were comprised of gold bullion.

At December 31, 2011, the following securities are included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$32,141	$—	$97,506
Private and unlisted equity securities	32,157	2,146	(3,124)	31,179
	$97,522	$34,287	$(3,124)	$128,685

At December 31, 2010, the following securities are included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$96,551	$35,915	$—	$132,466
Private and unlisted equity securities	46,438	3,280	(3,161)	46,557
	$142,989	$39,195	$(3,161)	$179,023

As of December 31, 2011, included in private and unlisted equity securities are investments in private equity funds with a fair value of $12.8 million (2010: $6.6 million) determined based on unadjusted net asset values reported by the funds' managers as of periods prior to the Company's year ended December 31, 2011. The private equity funds have varying lock-up periods and as of December 31, 2011 none of the funds were redeemable. As of December 31, 2011, the Company had $18.4 million (2010: $11.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. This commitment is included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

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

At December 31, 2011, the following securities are included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(583,078)	$98,726	$(54,845)	$(539,197)
Corporate debt – U.S	(1,870)	11	—	(1,859)
Sovereign debt – Non U.S	(153,828)	11,068	—	(142,760)
	$(738,776)	$109,805	$(54,845)	$(683,816)

At December 31, 2010, the following securities are included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(634,720)	$61,216	$(101,960)	$(675,464)
Exchange traded funds	(42,380)	—	(6,329)	(48,709)
Corporate debt – U.S	(1,870)	53	—	(1,817)
	$(678,970)	$61,269	$(108,289)	$(725,990)

 Financial Contracts

As of December 31, 2011 and 2010, the Company had entered into total return swaps, CDS, options, futures and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, as of December 31, 2011 and 2010, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon occurrence of certain specified earthquake events in the U.S.

At December 31, 2011, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,049,338	$2,236
Credit default swaps, purchased – sovereign debt	USD	32,952	6,160
Credit default swaps, purchased – corporate debt	USD	260,862	1,614
Total return swaps - equities	USD	45,458	5,390
Put Options	USD	132,966	6,849
Call Options	USD	2,714	280
Futures	USD	9,075	881
Weather derivative swap	USD	5,000	263
Total financial contracts receivable, at fair value			$23,673
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(2,675)
Credit default swaps, purchased – corporate debt	USD	26,029	(799)
Futures	USD	149,201	(887)
Total return swaps - equities	USD	11,795	(1,714)
Warrants and rights on listed equities	USD	183	(183)
Call options	USD	718	(66)
Total financial contracts payable, at fair value			$(6,324)

    As of December 31, 2011, the carrying amount of the weather derivative swap is the unamortized portion of the premium paid to purchase the weather derivative swap contract which expires on July 10, 2012. An estimate of fair value is not practicable since the weather derivative swap contract is a non-exchange traded instrument and the time and cost involved in creating a valuation model to estimate the fair value would be excessive based on the immaterial amount and the short term contract period.

    As of December 31, 2011, included in interest rate options are contracts on U.S. and Japanese interest rates.

Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options, a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2011, the Company held OTC put options (long) with a fair value of $6.8 million. As of December 31, 2010, the Company held OTC call options and put options with fair values of $0.2 million and $13.9 million, respectively.

At December 31, 2010, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,086,442	$11,860
Credit default swaps, purchased – sovereign debt	USD	258,299	10,507
Total return swaps - equities	USD	39,426	6,120
Put options	USD	200,315	13,935
Call options	USD	31,180	3,429
Futures	USD	28,613	103
Weather derivative swap	USD	10,000	214
Total financial contracts receivable, at fair value			$46,168
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	296,903	$(4,563)
Credit default swaps, purchased – corporate debt	USD	286,891	(3,496)
Credit default swaps, issued – corporate debt	USD	35,890	(12,037)
Total return swaps - equities	USD	33,881	(2,650)
Warrants and rights on listed equities	USD	427	(427)
Call options	USD	2,881	(320)
Total financial contracts payable, at fair value			$(23,493)

    During the years ended December 31, 2011, 2010 and 2009, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the years ended December 31,
		2011	2010	2009
		($ in thousands)
Interest rate options	Net investment income	$(9,625)	$(11,666)	$7,793
Credit default swaps, purchased – corporate debt	Net investment income	1,042	(4,188)	(14,922)
Credit default swaps, purchased – sovereign debt	Net investment income	14,957	9,071	(8,273)
Total return swaps – equities	Net investment income	8,094	9,792	6,563
Credit default swaps, issued – corporate debt	Net investment income	4,785	7,722	(1,016)
Currency forwards	Net investment income	(3,612)	—	—
Options, warrants, and rights	Net investment income	(29,185)	(21,676)	(6,666)
Futures	Net investment income	(2,365)	4,901	—
Weather derivative swap	Other income (expense), net	451	641	—
Total		$(15,458)	$(5,403)	$(16,521)

    The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities. For the year ended December 31, 2011 and 2010, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	2011		2010
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)
Credit default swaps	$279,613	$468,419	$674,511	$268,087
Total return swaps	37,045	45,507	34,471	20,284
Interest rate options	—	—	1,362,488	—
Options	677,506	230,490	639,486	203,840
Currency forwards	372,843	376,455	—	—
Futures	854,155	718,998	100,224	72,053
Weather derivative swap	5,000	10,000	10,000	—
Total	$2,226,162	$1,849,869	$2,821,180	$564,264

4.        DUE TO PRIME BROKERS

As of December 31, 2011, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Notes 6 and 14). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by a banks. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At December 31, 2011, the amounts due to prime brokers included $256.1 million (December 31, 2010: $218.7 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $4.3 million (December 31, 2010: $54.4 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period up to 5% of net invested assets. At December 31, 2011 and 2010, the Company was in compliance with the level of leverage for investment purposes allowed under its investment guidelines.

5.        CASH AND CASH EQUIVALENTS

	2011	2010
	($ in thousands)
Cash at banks	$4,004	$4,673
Cash held with brokers	38,280	40,867
	$42,284	$45,540

Due to the short term nature of cash and cash equivalents, management believes the above noted carrying values approximate their fair value. Cash at banks include cash held at non-U.S. financial institutions which are not insured by the FDIC or any other deposit insurance programs.

6.        RESTRICTED CASH AND CASH EQUIVALENTS

The Company is required to maintain certain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased, and for collateralizing the letters of credit issued under a certain letter of credit facility (see Notes 4 and 14). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased and letters of credit issued. Swap counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying security.

	2011	2010
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$683,999	$726,279
Cash collateral relating to letters of credit issued	256,098	218,737
Cash and cash equivalents held by swap counterparties	17,365	32,277
	$957,462	$977,293

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2011	2010	2009
	($ in thousands)
Gross balance at January 1	$186,467	$137,360	$81,425
Less: Losses recoverable	(11,976)	(7,270)	(11,662)
Net balance at January 1	174,491	130,090	69,763
Incurred losses related to:
Current year	215,675	168,340	126,642
Prior years	26,015	8,678	(7,597)
Total incurred	241,690	177,018	119,045
Paid losses related to:
Current year	(81,732)	(38,571)	(34,080)
Prior years	(122,898)	(94,027)	(24,661)
Total paid	(204,630)	(132,598)	(58,741)
Foreign currency revaluation	(30)	(19)	23
Net balance at December 31	211,521	174,491	130,090
Add: Losses recoverable	29,758	11,976	7,270
Gross balance at December 31	$241,279	$186,467	$137,360

    For the year ended December 31, 2011, the net unfavorable loss development relating to prior year contracts amounted to $26.0 million and was primarily related to the following:

●
Adverse loss development of $15.7 million based on data received from the client and the Company’s reserve analysis relating to prior year commercial motor liability contracts that are in run-off.  The Company received additional loss data from the client during 2011 that indicated higher than expected paid and incurred losses. During 2011, based on a review of the client’s actual loss data and a reassessment in connection with the Company’s quarterly reserve analysis, the loss reserves were increased accordingly;

●
Adverse loss development of $9.7 million, net of recoveries from related retroceded contracts, on multi-line quota share contracts based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis which indicated higher large loss activity on the account than originally expected;

●	Adverse loss development of $1.6 million on Florida homeowners’ contracts based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis;

●
Favorable loss development of $1.3 million relating to a specialty health contract based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis;

●
Adverse loss development of $1.0 million on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This loss development resulted from revised estimated losses expected to breach into the Company’s layer of coverage solely as a result of changes in foreign currency exchange rates for the New Zealand dollar and the Australian dollar against the U.S. dollar; and

●
Elimination of $0.6 million of reserves on a professional liability excess of loss contracts, based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis.

For the year ended December 31, 2010, the net losses incurred included $8.7 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2010, the loss development on prior year contracts primarily related to the following:

●
Adverse loss development of $15.4 million relating to prior years' motor liability contracts, as a result of higher than expected paid and incurred losses included in the data received from the client. Based on a review of the client’s actual loss data and a reassessment in connection with the Company’s quarterly reserve analysis, the loss reserves were increased accordingly.

●
Adverse loss development of $3.4 million based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis, relating to California wildfires on a 2007 casualty clash contract, resulting in losses being reserved at the full contract limit;

●
Adverse loss development of $0.7 million on a 2008 professional liability excess of loss contract, based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis;

●	Adverse loss development of $0.6 million on a 2007 quota share motor contract, based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis;

●
Favorable loss development of $4.1 million on a multi-year professional liability excess of loss contract, based on data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis;

●	Elimination of $1.9 million of reserves held on a medical malpractice contract commuted during 2010;

●
Favorable loss development of $1.8 million in aggregate, on two catastrophe contracts based on data received from the clients and a reassessment in connection with the Company’s quarterly reserve analysis;

●
Favorable loss development of $1.4 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the clients and a reassessment in connection with the Company’s quarterly reserve analysis;

●
Favorable loss development of  $1.3 million in aggregate, on specialty health contracts relating to 2007 and 2008 years, based on data received from the clients and a reassessment in connection with the Company’s quarterly reserve analysis;

●	Favorable loss development of $0.6 million on a 2008 clash contract, based on loss data received from the client and the Company’s quarterly reserve analysis; and

●
Favorable loss development of $0.4 million on a 2008 multi-line frequency quota share contract, net of retrocession, based on loss data received from the client and a reassessment in connection with the Company’s quarterly reserve analysis.

For the year ended December 31, 2009, the net favorable loss development relating to prior years contracts amounted to $7.6 million and was primarily related to the following:

●
Favorable loss development of $8.0 million on a 2006 Florida personal lines contract. During each quarter of 2009, the client reported favorable development of claims data resulting from lower than expected paid and incurred losses which impacted the internal reserve analysis and correspondingly caused the reserves to be reduced;

●
Favorable loss development of $1.5 million on a 2008 motor liability contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as the Company’s internal quarterly reserve analysis;

●	Favorable loss development of $0.7 million on a 2008 severity medical malpractice contract based on a reassessment in connection with the Company’s internal quarterly reserve analysis;

●
Favorable loss development of $0.7 million on a 2008 workers' compensation contract. The reserves on this contract were adjusted in the fourth quarter of 2009 based on data received from the client as well as a reassessment in connection with the Company’s internal quarterly reserve analysis;

●	Eliminating $1.0 million of reserves held on two casualty clash contracts which were commuted during the year ended December 31, 2009, without any reported losses;

●	Adverse loss development of $3.4 million on a 2007 casualty clash contract resulting from claims relating to California wildfires; and

●	Adverse loss development of $1.1 million on a 2007 health contract based on a reassessment in connection with the Company’s internal quarterly reserve analysis.

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

At December 31, 2011 and 2010, loss and loss adjustment expense reserves were comprised of the following:

	2011	2010
	($ in thousands)
Case reserves	$103,322	$77,330
IBNR	137,957	109,137
Total	$241,279	$186,467

8.        RETROCESSION

            The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counterparties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2011, loss and loss adjustment expenses incurred of $241.7 million (2010:$177.0 million and 2009: $119.0 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $28.1 million (2010: $7.9 million and 2009: $1.1 million). Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its retrocessionaires. At December 31, 2011, the Company had loss and loss adjustment expense recoverable of $0.1 million (2010: $0.4 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company has losses recoverable of $29.7 million (2010: $11.6 million) with unrated retrocessionaires. At December 31, 2011 and December 31, 2010, the Company retained funds and other collateral from the unrated retrocessionaires for amounts in excess of the loss recoverable asset, and the Company had recorded no provision for uncollectible losses recoverable.

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2011, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

The Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008 (the ‘‘Articles’’), provide that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote an amount of shares which would cause any United States person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

Pursuant to the Shareholders' Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders, (the “Shareholders’ Agreement”) the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders' Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to become registered. The Shareholders' Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders' Agreement are not deemed to be liabilities; therefore, there has been no recognition in the consolidated financial statements of the registration rights granted pursuant to the Shareholders' Agreement.

As of December 31, 2011, the Company had an unused Form S-3 registration statement, declared effective by the SEC on July 10, 2009, and expiring in July 2012 unless renewed, for an aggregate principal amount of $200.0 million in securities.

Shares authorized for issuance are comprised of 300,000 (2010: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2010: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of December 31, 2011, 1,322,773 (2010: 1,419,295) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2012, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2011, 1,771,100 shares remained available under the share repurchase plan.

The following table is a summary of voting ordinary shares issued and outstanding:

	2011		2010		2009
As of December 31,	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,200,835	6,254,949	30,063,893	6,254,949	29,781,736	6,254,949
Issue of ordinary shares, net of forfeitures	82,365	—	136,942	—	282,157	—
Repurchase of ordinary shares	—	—	—	—	—	—
Balance – end of year	30,283,200	6,254,949	30,200,835	6,254,949	30,063,893	6,254,949

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

10.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of December 31, 2011, the Company had reserved for issuance 3,500,000 Class A ordinary shares (2010: 3,500,000) for eligible participants. At December 31, 2011, 1,322,773 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan.

Service Provider Share Purchase Options

An affiliate of Greenlight Capital Inc. entered into a consulting agreement (the ‘‘Consulting Agreement’’) with First International Securities Ltd. (‘‘First International’’) in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share.  The Company previously repurchased 100,000 of the share purchase options. During the year ended December 31, 2011, 50,000 share purchase options were exercised resulting in the issuance of 25,843 Class A ordinary shares. As of December 31, 2011, there were 250,000 share purchase options outstanding (2010: 300,000) with an exercise price of $10.00 per share option, which will expire in 2014.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the year ended December 31, 2011, 99,573 (2010: 100,720) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issue, subject to the grantee’s continued service with the Company. The Company also issued to certain directors, 36,565 (2010: 34,780) restricted Class A ordinary shares as part of the directors’ remuneration. Each of these restricted shares issued to directors contains similar restrictions to those issued to employees and these shares will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

During the year ended December 31, 2011, 79,616 restricted shares were forfeited by the former chief executive officer of the Company upon his retirement. In accordance with U.S. GAAP, stock compensation expense of $0.8 million relating to the forfeited restricted shares, was reversed during the year ended December 31, 2011.

The Company recorded $2.4 million of share-based compensation expense relating to restricted shares for the year ended December 31, 2011 (2010: $3.4 million, 2009: $2.7 million). As of December 31, 2011, there were $3.0 million (2010: $3.5 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.6 years (2010: 1.1 years). For the year ended December 31, 2011, the total fair value of restricted shares vested was $3.3 million (2010: $2.2 million, 2009: $0.4 million).

The restricted share award activity during the year ended December 31, 2011 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2010	469,099	19.00
Granted	136,138	25.69
Vested	(167,058)	19.95
Forfeited	(79,616)	19.27
Balance at December 31, 2011	358,563	21.03

Employee and Director Stock Options

During the year ended December 31, 2011, the Company granted 100,000 Class A ordinary share purchase options to the Chief Executive Officer, pursuant to his employment contract (2010: 80,000 to the former Chief Executive Officer). These options vest 25% on the date of grant, and 25% each in 2012, 2013 and 2014 (2010 options vest 25% on the date of grant and 25% each in 2011, 2012, and 2013). The options expire after 10 years from the grant date. The grant date fair value of these options was $10.32 per share (2010: $10.39). The Company uses the Black-Scholes option pricing model to determine the valuation of these options and has applied the assumptions set forth in the following table.

	2011		2010		2009
Risk free rate	2.27%		2.94%		3.55%
Estimated volatility	35.00%		35.00%		30.00%
Expected term	10	years	10	years	10	years
Dividend yield	0.00%		0.00%		0.00%
Forfeiture rate	0.00%		0.00%		0.00%

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

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2011 related to employee and director stock options was $0.5 million (2010: $0.7 million, 2009: $0.7 million). At December 31, 2011, the total compensation cost related to non-vested options not yet recognized was $0.6 million (2010: $0.6 million, 2009: $0.5 million) to be recognized over a weighted average period of 1.7 years (2010: 1.3 years, 2009: 1.3 years) assuming the employees complete their service period for vesting of the options.

During the year ended December 31, 2011, no employee or director stock options were exercised and 60,000 stock options were forfeited by the former chief executive officer of the Company upon his retirement. In accordance with U.S. GAAP, stock compensation expense of $0.3 million relating to the forfeited stock options, was reversed during the year ended December 31, 2011.

During the year ended December 31, 2010, 2,340 (2009: 57,000) employee and director stock options were exercised which had a weighted average exercise price of $13.85 (2009: $12.66). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the year ended December 31, 2010 was $26,511 (2009: $0.3 million).

    Employee and director stock option activity during years ended December 31, 2011 and 2010 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2009	1,281,340	$14.24	$6.33
Granted	80,000	32.42	10.39
Exercised	(2,340)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2010	1,359,000	$15.31	$6.57
Granted	100,000	21.25	10.32
Exercised	—	—	—
Forfeited	(60,000)	31.09	9.01
Expired	—	—	—
Balance at December 31, 2011	1,399,000	$15.06	$6.73

At December 31, 2011, the weighted-average remaining contractual term for options outstanding was 4.9 years (2010: 5.7 years).

At December 31, 2011, 1,324,000 (2010: 1,239,000) stock options were exercisable. These options had a weighted-average exercise price of $14.71 (2010: $13.83) and a weighted-average remaining contractual term of 4.6 years (2010: 5.4 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2011 was $10.32 (2010: $10.39, 2009: $6.25). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was $13.1 million and $13.0 million, respectively (2010: $16.4 million and $16.4 million, respectively). During the year ended December 31, 2011, 85,000 (2010: 76,666, 2009: 256,332) options vested which had a weighted average grant date fair value of $9.00 (2010: $6.36, 2009: $6.82).

11.      NET INVESTMENT INCOME

	2011	2010	2009
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$57,088	$134,280	$232,410
Interest, dividend and other income	17,528	18,969	17,038
Interest, dividend and other expenses	(30,837)	(22,939)	(16,886)
Investment advisor compensation	(20,661)	(26,304)	(32,701)
Net investment income	$23,118	$104,006	$199,861

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

    Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the IRS. Verdant’s taxable income is taxed at an effective tax rate of 35%. GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is taxed at a rate of 12.5% on its trading income.

    For the year ended December 31, 2011, included in the consolidated balance sheet under other assets is a deferred tax asset of $58,151 (2010: $79,018) resulting solely from the temporary differences in recognition of expenses. An accrual has been recorded for current taxes payable in other liabilities in the consolidated balance sheet at December 31, 2011 for $205,873 (2010: $333,856). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. Neither Verdant nor GRIL has taken any income tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to Verdant, GRIL or the Company.

    The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	($ in thousands)
Current tax expense	$(226)	$(406)	$(20)
Deferred tax (expense) benefit	(21)	10	69
Income tax (expense) benefit	$(247)	$(396)	$49

13.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

    The Company and its reinsurance subsidiaries are party to an Investment Advisory Agreement (the ‘‘Advisory Agreement’’) with DME Advisors under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purpose of managing certain jointly held assets. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2008, the portfolio reported a net investment loss of $126.1 million and as a result no performance compensation was paid to DME Advisors. For the year ended December 31, 2009, performance compensation paid to DME Advisors was at a reduced rate of 10%. During the fourth quarter of 2010, the loss carry forward balance was reduced to nil and as a result the performance compensation reverted to a rate of 20%. For the year ended December 31, 2011, included in net investment income (see Note 11) is performance compensation of $5.4 million (2010: $12.9 million, 2009: $21.9 million) which was calculated at a rate of 20%.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment income for the year ended December 31, 2011 are management fees of $15.2 million (2010: $13.4 million, 2009: $10.8 million). The management fees have been fully paid as of December 31, 2011.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the year ended December 31, 2011, there were no indemnification payments made by the Company.

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

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At December 31, 2011, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$200,000	July 20, 2012	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2012	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2012	120 days prior to termination date
JP Morgan Chase Bank N.A	100,000	January 27, 2013	120 days prior to termination date
	$760,000

At December 31, 2011, an aggregate amount of $382.8 million (2010: $339.9 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. At December 31, 2011, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $410.5 million (December 31, 2010: $349.6 million) were pledged as security against the letters of credit issued (also see Notes 4 and 6). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2011 and 2010.

Operating Lease

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of December 31, 2011.

            GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2011.

The total rent expense related to leased office space for the year ended December 31, 2011 was $295,000 (2010: $279,000, 2009: $539,000).

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

Private Equity

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of December 31, 2011, the Company had commitments to invest an additional $19.1 million (2010: $14.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2012	2013	2014	2015	2016	There after	Total
	($ in thousands)
Operating lease obligations	$372	$372	$372	$372	$312	$415	$2,215
Specialist service agreement	734	400	150	—	—	—	1,284
Private equity and limited partnerships (1)	19,079	—	—	—	—	—	19,079
	$20,185	$772	$522	$372	$312	$415	$22,578

    (1)     Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2012.

Litigation

From time to time in the normal course of business, we may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine our rights and obligations under our reinsurance contracts and other contractual agreements. In some disputes, we may seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, we do not believe that any existing dispute, when finally resolved, will have a material adverse effect on our business, financial condition or operating results.

15.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company's gross written premiums for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
	($ in thousands)
Largest broker	$139,251	35.0%	$122,558	29.6%	$79,419	30.7%
2nd largest broker	107,641	27.1	117,842	28.4	62,346	24.1
3rd largest broker	50,985	12.8	87,818	21.2	60,043	23.2
4th largest broker	49,398	12.4	—	—	—	—
	$347,275	87.3%	$328,218	79.2%	$201,808	78.0%

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the years ended December 31, 2011, 2010 and 2009:

Gross Premiums Written by Line of Business

	2011		2010			2009 (1)
	($ in thousands)
Property
Commercial lines	$10,019	2.5%	$15,468		3.7%	$12,363	4.8%
Personal lines	158,482	39.9	185,216		44.7	48,183	18.6
Total property	168,501	42.4	200,684		48.4	60,546	23.4
Casualty
General liability	34,379	8.6	42,979		10.4	28,273	10.9
Marine liability	360	0.1	483		0.1	—	—
Motor liability	86,937	21.9	55,278		13.3	95,335	36.9
Motor physical damage	7,026	1.8	3,712		0.9	—	—
Professional liability	20,631	5.2	8,877		2.1	4,650	1.8
Total Casualty	149,333	37.6	111,329		26.8	128,258	49.6
Specialty
Financial	12,364	3.1	16,650		4.0	—	—
Health	38,640	9.7	66,649		16.1	48,955	18.9
Medical malpractice	—	—	(1,929	) (2)	(0.5)	1,033	0.4
Workers’ compensation	28,821	7.2	21,467		5.2	20,026	7.7
Total Specialty	79,825	20.0	102,837		24.8	70,014	27.0
	$397,659	100.0%	$414,850		100.0%	$258,818	100.0%

    (1)     During 2010, the Company refined its method of presenting the lines of business and geographic area of risks insured within its one operating segment. The historical comparative balances for the year ended December 31, 2009 presented above have been reclassified to conform to the current period presentation.

    (2)     The negative balance represents reversal of premiums due to termination of contracts or premiums returned upon commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	2011		2010		2009
	($ in thousands)
USA	$353,999	89.0%	$374,330	90.2%	$233,058	90.0%
Worldwide (1)	22,595	5.7	32,549	7.8	24,015	9.3
Europe	20,765	5.2	7,671	1.9	—	—
Caribbean	300	0.1	300	0.1	1,745	0.7
	$397,659	100.0%	$414,850	100.0%	$258,818	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the USA.

 16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	2011 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$100,739	$113,266	$93,156	$90,498
Gross premiums ceded	(3,476)	(17,183)	(9,308)	(16,953)
Net premiums written	97,263	96,083	83,848	73,545
Changes in net unearned premium reserves	7,894	11,068	6,500	3,574
Net premiums earned	105,157	107,151	90,348	77,119
Net investment income (loss)	(36,176)	(19,469)	1,070	77,693
Other income (expense), net	(261)	(86)	184	416
Total revenues	68,720	87,596	91,602	155,228
Expenses
Loss and loss adjustment expenses incurred, net	65,725	56,870	62,399	56,696
Acquisition costs, net	42,121	42,824	31,847	21,959
General and administrative expenses	4,999	4,336	1,532	3,025
Total expenses	112,845	104,030	95,778	81,680
Income (loss) from continuing operations before income tax expense	(44,125)	(16,434)	(4,176)	73,548
Income tax (expense) benefit	(1)	(40)	(148)	(58)
Net income (loss) before non-controlling interest	(44,126)	(16,474)	(4,324)	73,490
Net (income) loss attributable to non-controlling interest in joint venture	1,136	513	(156)	(3,290)
Net income (loss)	$(42,990)	$(15,961)	$(4,480)	$70,200
Earnings (loss) per share
Basic	$(1.19)	$(0.44)	$(0.12)	$1.92
Diluted	(1.19)	(0.44)	(0.12)	1.89
Weighted average number of ordinary shares used in the determination of earnings and loss per share:
Basic	36,118,963	36,153,743	36,153,743	36,536,976
Diluted	36,118,963	36,153,743	36,153,743	37,203,696

	2010 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$66,887	$88,956	$151,247	$107,760
Gross premiums ceded	(578)	(4,011)	(3,639)	(3,783)
Net premiums written	66,309	84,945	147,608	103,977
Changes in net unearned premium reserves	(10,993)	(35,544)	(68,207)	(394)
Net premiums earned	55,316	49,401	79,401	103,583
Net investment income (loss)	(16,831)	22,632	33,881	64,324
Other income (expense), net	(154)	(374)	(474)	(77)
Total revenues	38,331	71,659	112,808	167,830
Expenses
Loss and loss adjustment expenses incurred, net	29,135	35,544	50,257	62,082
Acquisition costs, net	16,910	14,465	28,807	42,463
General and administrative expenses	5,147	3,094	3,392	4,554
Total expenses	51,192	53,103	82,456	109,099
Income (loss) from continuing operations before income tax expense	(12,861)	18,556	30,352	58,731
Income tax (expense) benefit	(9)	(50)	(25)	(312)
Net income (loss) before non-controlling interest	(12,870)	18,506	30,327	58,419
Net (income) loss attributable to non-controlling interest in joint venture	479	(854)	(1,313)	(2,052)
Net income (loss)	$(12,391)	$17,652	$29,014	$56,367
Earnings (loss) per share
Basic	$(0.34)	$0.48	$0.80	$1.55
Diluted	(0.34)	0.47	0.78	1.51
Weighted average number of ordinary shares used in the determination of earnings and loss per share:
Basic	35,949,107	36,436,903	36,452,224	36,455,784
Diluted	35,949,107	37,218,783	37,218,906	37,362,378

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2011

 (expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$11,555	$10,639	$10,639
Equity securities, trading, at fair value
Common stocks, listed	827,435	830,789	830,789
Exchange traded funds	57,011	60,033	60,033
Total equity securities, trading, at fair value	884,446	890,822	890,822
Total investments, trading	$896,001	$901,461	$901,461
Other investments, at fair value
Private and unlisted equities securities	$32,157	$31,179	$31,179
Commodities	65,365	97,506	97,506
Total other investments, at fair value	$97,522	$128,685	$128,685
Total investments	$993,523	$1,030,146	$1,030,146

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2011	December 31, 2010
	($ in thousands)
Assets
Cash and cash equivalents	$25	$25
Investment in subsidiaries	789,672	780,712
Due from subsidiaries	14,189	12,666
Total assets	$803,886	$793,403
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$783	$—
Total liabilities	783	—
Shareholders’ equity
Share capital	3,654	3,646
Additional paid-in capital	488,478	485,555
Retained earnings	310,971	304,202
Total shareholders’ equity	803,103	793,403
Total liabilities and shareholders’ equity	$803,886	$793,403

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2011	2010	2009
	($ in thousands)
Revenue
Investment income (loss)	$740	$56,407	$(42)
Other income, net	—	—	1,800
Total revenues	740	56,407	1,758
Expenses
General and administrative expenses	2,884	4,088	3,432
Net income (loss) before equity in earnings (loss) of consolidated subsidiaries	(2,144)	52,319	(1,674)
Equity in earnings of consolidated subsidiaries	8,913	38,323	211,219
Consolidated net income	$6,769	$90,642	$209,545

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Cash provided by (used in)
Operating activities
Net income	$6,769	$90,642	$209,545
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	(8,913)	(38,323)	(211,219)
Share-based compensation expense	2,876	4,088	3,410
Change in
Due from subsidiaries	(1,523)	(53)	(12,613)
Due to subsidiaries	783	(16,536)	13,711
Total operating activities	(8)	39,818	2,834
Investing activity
Contributed surplus to subsidiaries, net	—	(40,000)	(3,000)
Financing activities
Issue of Class A ordinary shares, net of forfeitures	8	—	28
Net proceeds from exercise of stock options	—	32	716
Options repurchased	—	—	(440)
Total financing activities	8	32	304
Net (decrease) increase in cash and cash equivalents	—	(150)	138
Cash and cash equivalents at beginning of the year	25	175	37
Cash and cash equivalents at end of the year	$25	$25	$175

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(expressed in thousands of U.S. dollars)

Year and Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2011 Property & Casualty	$68,725	$241,279	$225,735	$379,775	$23,118	$241,690	$138,751	$13,892	$379,659
2010 Property & Casualty	$87,389	$186,467	$234,983	$287,701	$104,006	$177,018	$102,645	$16,187	$414,850
2009 Property & Casualty	$34,401	$137,360	$118,899	$214,680	$199,861	$119,045	$69,232	$18,994	$258,818

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
 AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(expressed in thousands of U.S. dollars)

Year and Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2011 Property & Casualty	$—	$46,920	$397,659	$350,739	113%
2010 Property & Casualty	$—	$12,011	$414,850	$402,839	103%
2009 Property & Casualty	$—	$13,276	$258,818	$245,542	105%

(THIS PAGE INTENTIONALLY LEFT BLANK)