Form 10-Q
period 2012-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2012-04-30
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-33493
____________________________________________________________________________________
GREENLIGHT CAPITAL RE, LTD.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,378,689
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of April 27, 2012)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$6,755	$10,639
Equity securities, trading, at fair value	1,033,572	890,822
Other investments, at fair value	139,828	128,685
Total investments	1,180,155	1,030,146
Cash and cash equivalents	5,363	42,284
Restricted cash and cash equivalents	1,021,034	957,462
Financial contracts receivable, at fair value	32,239	23,673
Reinsurance balances receivable	204,130	141,278
Loss and loss adjustment expenses recoverable	36,676	29,758
Deferred acquisition costs, net	75,722	68,725
Unearned premiums ceded	27,004	27,233
Notes receivable	18,305	17,437
Other assets	2,783	5,492
Total assets	$2,603,411	$2,343,488
Liabilities and shareholders’ equity
Liabilities
Securities sold, not yet purchased, at fair value	$745,520	$683,816
Financial contracts payable, at fair value	15,962	6,324
Due to prime brokers	315,291	260,359
Loss and loss adjustment expense reserves	277,913	241,279
Unearned premium reserves	265,583	225,735
Reinsurance balances payable	39,861	32,192
Funds withheld	33,566	38,031
Other liabilities	11,432	10,054
Performance compensation payable to related party	16,979	—
Total liabilities	1,722,107	1,497,790
Shareholders’ equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,378,689 (2011: 30,283,200): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2011: 6,254,949))	3,663	3,654
Additional paid-in capital	489,310	488,478
Retained earnings	376,104	310,971
Shareholders’ equity attributable to shareholders	869,077	803,103
Non-controlling interest in joint venture	12,227	42,595
Total equity	881,304	845,698
Total liabilities and equity	$2,603,411	$2,343,488

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2012 and 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2012	2011
Revenues
Gross premiums written	$152,220	$100,739
Gross premiums ceded	(10,994)	(3,476)
Net premiums written	141,226	97,263
Change in net unearned premium reserves	(39,637)	7,894
Net premiums earned	101,589	105,157
Net investment income (loss)	71,606	(36,176)
Other expense, net	(212)	(261)
Total revenues	172,983	68,720
Expenses
Loss and loss adjustment expenses incurred, net	63,307	65,725
Acquisition costs, net	36,025	42,121
General and administrative expenses	4,624	4,999
Total expenses	103,956	112,845
Income (loss) from continuing operations before income tax expense	69,027	(44,125)
Income tax expense	(262)	(1)
Net income (loss) including non-controlling interest	68,765	(44,126)
(Income) loss attributable to non-controlling interest in joint venture	(3,632)	1,136
Net income (loss)	$65,133	$(42,990)
Earnings (loss) per share
Basic	$1.78	$(1.19)
Diluted	$1.75	$(1.19)
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	36,550,953	36,118,963
Diluted	37,279,371	36,118,963

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2010	$3,646	$485,555	$304,202	793,403	$45,758	$839,161
Issue of Class A ordinary shares, net of forfeitures	8	—	—	8	—	8
Share-based compensation expense, net of forfeitures	—	1,011	—	1,011	—	1,011
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,400)	(10,400)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(1,136)	(1,136)
Net income (loss)	—	—	(42,990)	(42,990)	—	(42,990)
Balance at March 31, 2011	$3,654	$486,566	$261,212	$751,432	$34,222	$785,654
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698
Issue of Class A ordinary shares, net of forfeitures	9	—	—	9	—	9
Share-based compensation expense, net of forfeitures	—	832	—	832	—	832
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(34,000)	(34,000)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	3,632	3,632
Net income (loss)	—	—	65,133	65,133	—	65,133
Balance at March 31, 2012	$3,663	$489,310	$376,104	$869,077	$12,227	$881,304

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2012	2011
Cash provided by (used in) Operating activities
Net income (loss)	$65,133	$(42,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(110,481)	24,373
Net realized (gains) losses on investments and financial contracts	16,335	(1,332)
Foreign exchange (gains) losses on restricted cash and cash equivalents	3,063	5,395
Income (loss) attributable to non-controlling interest in joint venture	3,632	(1,136)
Share-based compensation expense, net of forfeitures	832	1,011
Depreciation expense	63	56
Net change in
Reinsurance balances receivable	(62,852)	146
Loss and loss adjustment expenses recoverable	(6,918)	(2,604)
Deferred acquisition costs, net	(6,997)	299
Unearned premiums ceded	229	(385)
Other assets	2,646	1,273
Loss and loss adjustment expense reserves	36,634	33,242
Unearned premium reserves	39,848	(7,353)
Reinsurance balances payable	7,669	(1,319)
Funds withheld	(4,465)	1,675
Other liabilities	1,378	(2,455)
Performance compensation payable to related party	16,979	—
Net cash provided by operating activities	$2,728	$7,896
Investing activities
Purchases of investments and financial contracts	(328,492)	(573,004)
Sales of investments and financial contracts	335,405	406,023
Change in due to prime brokers	54,932	128,403
Change in restricted cash and cash equivalents, net	(66,635)	33,725
Change in notes receivable, net	(868)	(1,162)
Non-controlling interest withdrawal from joint venture	(34,000)	(10,400)
Net cash used in investing activities	$(39,658)	$(16,415)
Financing activities
Net proceeds from share issue	9	8
Net cash provided by financing activities	$9	$8
Net decrease in cash and cash equivalents	(36,921)	(8,511)
Cash and cash equivalents at beginning of the period	42,284	45,540
Cash and cash equivalents at end of the period	$5,363	$37,029
Supplementary information
Interest paid in cash	$4,786	$4,144
Interest received in cash	764	810
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2012

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (‘‘GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class ‘‘B” insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. (‘‘Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Ltd. (GRIL), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the ‘‘Company” refers collectively to GLRE and its subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE”.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.
The results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full calender year.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased, and for collateralizing the letters of credit issued under certain letter of credit facilities (see Notes 4 and 8). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased, and letters of credit issued. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2012 and December 31, 2011, the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2012, $8.9 million (December 31, 2011: $10.1 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2012, $0.03 million (2011: $0.4 million) of net profit commission expenses were included in acquisition costs, on the condensed consolidated statements of income.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported ("IBNR"). These estimated ultimate reserves are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company periodically on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the value of the note is not considered impaired but there is uncertainty as to the collection of interest based on the terms of the note. The Company resumes accrual of interest on a note when none of the principal or interest remains past due or outstanding, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes. At March 31, 2012 and December 31, 2011, no interest was received relating to the notes placed on non-accrual status.

For the three months ended March 31, 2012, the notes earned interest at annual interest rates ranging from 6% to 10% and had maturity terms ranging from approximately 2 to 7 years. At March 31, 2012, included in the notes receivable balance was $16.5 million (December 31, 2011: $16.5 million), related to notes placed on non-accrual status based on expectations of the Company’s ability to collect any further interest that would accrue up to maturity. At March 31, 2012, included in the notes receivable balance was $2.0 million of accrued interest (December 31, 2011: $2.0 million).

Based on management’s assessment, the recorded values of the notes at March 31, 2012 and December 31, 2011, were expected to be fully collectible and therefore no provision for uncollectible amounts was deemed necessary at March 31, 2012 and December 31, 2011. Interest income earned on notes receivable is included under net investment income in the condensed consolidated statements of income.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2012, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $4.9 million and $1.2 million of deposit assets and deposit liabilities (December 31, 2011: $4.7 million and $1.1 million), respectively. For the three months ended March 31, 2012, $0.1 million was included in other income (expense), net, relating to losses on deposit accounted contracts (March 31, 2011: $0.3 million). There was no gain on deposit accounted contracts recorded for the three months ended March 31, 2012 and 2011.

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

At March 31, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(165)	286
Leasehold improvements	1,487	(372)	1,115
Total	$2,138	$(737)	$1,401

At December 31, 2011, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(142)	309
Leasehold improvements	1,487	(332)	1,155
Total	$2,138	$(674)	$1,464

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three months ended March 31, 2012 and the year ended December 31, 2011, there were no impairments in fixed assets.

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

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statements of income.

Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. U.S. GAAP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted stock as participating securities. In the event of a net loss, all stock options outstanding and all participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended March 31,
	2012	2011
Weighted average shares outstanding	36,550,953	36,118,963
Effect of dilutive service provider share-based awards	148,359	—
Effect of dilutive employee and director share-based awards	580,059	—
	37,279,371	36,118,963

Anti-dilutive stock options outstanding	180,000	240,000
Participating securities excluded from calculation of loss per share	—	421,558

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards. ASU 2011-04 became effective for the Company during the three months ended March 31, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's results of operations, financial position or disclosures.

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. ASU 2010-26 became effective for the Company during the three months ended March 31, 2012 and was applied prospectively upon adoption. The adoption of ASU 2010-26 did not have a material impact on the Company’s results of operations or financial position.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2012:

	Fair Value Measurements as of March 31, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$6,337	$418	$6,755
Listed equity securities	996,217	37,355	—	1,033,572
Commodities	104,070	—	—	104,070
Private and unlisted equity securities	—	—	35,758	35,758
Financial contracts receivable	2,436	29,665	138	32,239
	$1,102,723	$73,357	$36,314	$1,212,394
Liabilities:
Listed equity securities, sold not yet purchased	$(594,172)	$—	$—	$(594,172)
Debt instruments, sold not yet purchased	—	(151,348)	—	(151,348)
Financial contracts payable	(4,021)	(11,941)	—	(15,962)
	$(598,193)	$(163,289)	$—	$(761,482)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2011:

	Fair Value Measurements as of December 31, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$10,174	$465	$10,639
Listed equity securities	866,069	24,753	—	890,822
Commodities	97,506	—	—	97,506
Private and unlisted equity securities	—	—	31,179	31,179
Financial contracts receivable	881	22,529	263	23,673
	$964,456	$57,456	$31,907	$1,053,819
Liabilities:
Listed equity securities, sold not yet purchased	$(539,197)	$—	$—	$(539,197)
Debt instruments, sold not yet purchased	—	(144,619)	—	(144,619)
Financial contracts payable	(1,070)	(5,254)	—	(6,324)
	$(540,267)	$(149,873)	$—	$(690,140)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) March 31, 2012
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$465	$31,179	$263	$31,907
Purchases	—	3,371	—	3,371
Sales	(1)	(186)	—	(187)
Total realized and unrealized gains (losses) and amortization included in earnings, net	(46)	1,394	(125)	1,223
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$418	$35,758	$138	$36,314

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) March 31, 2011
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

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2012.

During the three months ended March 31, 2011, $9.7 million of securities were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during the first quarter of 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2011.

For the three months ended March 31, 2012, realized losses of $0.1 million (2011: realized losses of $0.02 million) and change in unrealized gains of $1.3 million (2011: $2.6 million) on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the condensed consolidated statements of income.  In addition, for the three months ended March 31, 2012, amortization expense of $0.1 million (2011: $0.2 million) relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

Investments

Debt instruments, trading

At March 31, 2012, the following investments were included in debt instruments:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,317	$61	$(1,699)	$679
Corporate debt – Non U.S.	5,265	811	—	6,076
Total debt instruments	$7,582	$872	$(1,699)	$6,755

 At December 31, 2011, the following investments were included in debt instruments:

2011	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,064	$49	$(1,685)	$2,428
Corporate debt – Non U.S.	5,010	435	—	5,445
Sovereign debt – Non U.S.	2,481	285	—	2,766
Total debt instruments	$11,555	$769	$(1,685)	$10,639

The maturity distribution for debt instruments held at March 31, 2012 was as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	—	—
From one to five years	—	—
From five to ten years	4,086	4,879
More than ten years	3,496	1,876
	7,582	6,755

Investment in Equity Securities, Trading

At March 31, 2012, the following long positions were included in investment securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$820,488	$207,937	$(50,433)	$977,992
Exchange traded funds	53,427	4,118	(1,965)	55,580
	$873,915	$212,055	$(52,398)	$1,033,572

At December 31, 2011, the following long positions were included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$827,435	$78,947	$(75,593)	$830,789
Exchange traded funds	57,011	6,037	(3,015)	60,033
	$884,446	$84,984	$(78,608)	$890,822

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of March 31, 2012 and December 31, 2011, commodities were comprised of gold bullion.

At March 31, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$38,705	$—	$104,070
Private and unlisted equity securities	35,417	2,428	(2,087)	35,758
	$100,782	$41,133	$(2,087)	$139,828

At December 31, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$32,141	$—	$97,506
Private and unlisted equity securities	32,157	2,146	(3,124)	31,179
	$97,522	$34,287	$(3,124)	$128,685

As of March 31, 2012, included in private and unlisted equity securities are investments in private equity funds with a fair value of $15.4 million (December 31, 2011: $12.8 million) determined based on unadjusted net asset values reported by the funds' managers as of periods prior to March 31, 2012. The private equity funds have varying lock-up periods and as of March 31, 2012 none of the funds were redeemable, and therefore have been categorized within Level 3 of the fair value hierarchy. As of March 31, 2012, the Company had $15.8 million (December 31, 2011: $18.4 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At March 31, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(596,742)	$83,270	$(80,700)	$(594,172)
Corporate debt – U.S	(1,870)	42	—	(1,828)
Sovereign debt – Non U.S	(153,828)	4,308	—	(149,520)
	$(752,440)	$87,620	$(80,700)	$(745,520)

At December 31, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(583,078)	$98,726	$(54,845)	$(539,197)
Corporate debt – U.S	(1,870)	11	—	(1,859)
Sovereign debt – Non U.S	(153,828)	11,068	—	(142,760)
	$(738,776)	$109,805	$(54,845)	$(683,816)

Financial Contracts

As of March 31, 2012 and December 31, 2011, the Company had entered into total return swaps, CDS, options, futures and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, as of March 31, 2012 and December 31, 2011, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon occurrence of certain specified earthquake events in the U.S.

At March 31, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,035,435	$1,883
Credit default swaps, purchased – sovereign debt	USD	30,000	3,072
Credit default swaps, purchased – corporate debt	USD	39,665	1,095
Total return swaps - equities	USD	23,071	5,917
Put options	USD	260,143	17,646
Call options	USD	762	52
Futures	USD	236,077	2,436
Weather derivative swap	USD	5,000	138
Total financial contracts receivable, at fair value			$32,239
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(6,159)
Credit default swaps, purchased – corporate debt	USD	247,226	(3,277)
Futures	USD	99,349	(3,918)
Total return swaps - equities	USD	25,769	(2,498)
Warrants and rights on listed equities	USD	103	(103)
Call options	USD	107	(7)
Total financial contracts payable, at fair value			$(15,962)

At December 31, 2011, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,049,338	$2,236
Credit default swaps, purchased – sovereign debt	USD	32,952	6,160
Credit default swaps, purchased – corporate debt	USD	260,862	1,614
Total return swaps - equities	USD	45,458	5,390
Put options	USD	132,966	6,849
Call options	USD	2,714	280
Futures	USD	9,075	881
Weather derivative swap	USD	5,000	263
Total financial contracts receivable, at fair value			$23,673
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(2,675)
Credit default swaps, purchased – corporate debt	USD	26,029	(799)
Futures	USD	149,201	(887)
Total return swaps - equities	USD	11,795	(1,714)
Warrants and rights on listed equities	USD	183	(183)
Call options	USD	718	(66)
Total financial contracts payable, at fair value			$(6,324)

As of March 31, 2012 and December 31, 2011, included in interest rate options are contracts on U.S. and Japanese interest rates.

As of March 31, 2012 and December 31, 2011, the carrying amount of the weather derivative swap is the unamortized portion of the premium paid to purchase the weather derivative swap contract which expires on July 10, 2012. An estimate of fair value is not practicable since the weather derivative swap contract is a non-exchange traded instrument and the time and cost involved in creating a valuation model to estimate the fair value would be excessive based on the immaterial amount and the short term contract period.

During the three months ended March 31, 2012 and 2011, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended March 31,
		2012	2011
		($ in thousands)
Interest rate options	Net investment income	$(352)	$964
Credit default swaps, purchased – corporate debt	Net investment income	(3,815)	(1,345)
Credit default swaps, purchased – sovereign debt	Net investment income	(4,972)	(8,680)
Total return swaps – equities	Net investment income	(709)	3,288
Credit default swaps, issued – corporate debt	Net investment income	—	4,788
Options, warrants, and rights	Net investment income	4,814	(11,418)
Futures	Net investment income	(4,783)	—
Weather derivative swap	Other income (expense), net	(125)	(214)
Total		$(9,942)	$(12,617)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	2012
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$2,952
Total return swaps	2,078	13,929
Options	274,904	143,584
Futures	463,070	292,945
Total	$740,052	$453,410

For the three months ended March 31, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	2011
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$9,889	$46,117
Total return swaps	—	14,948
Options	299,024	46,423
Futures	29,257	55,093
Weather derivative swap	—	10,000
Total	$338,170	$172,581

4.        DUE TO PRIME BROKERS

As of March 31, 2012, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the

Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by the banks. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At March 31, 2012, the amounts due to prime brokers included $243.1 million (December 31, 2011: $256.1 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $72.2 million (December 31, 2011: $4.3 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period, up to 5% of net invested assets. At March 31, 2012 and December 31, 2011, the Company was in compliance with the level of leverage for investment purposes allowed under its investment guidelines.

5.        RETROCESSION

The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counterparties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the three months ended March 31, 2012, loss and loss adjustment expenses incurred of $63.3 million (2011: $65.7 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $9.3 million (2011: $3.9 million). Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2012, the Company had loss and loss adjustment expense recoverable of $0.1 million (December 31, 2011: $0.1 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company had losses recoverable of $36.6 million (December 31, 2011: $29.7 million) with unrated retrocessionaires. At March 31, 2012 and December 31, 2011, the Company retained $33.6 million and $38.0 million, respectively, of funds withheld from the unrated retrocessionaires, as well as other collateral in the form of guarantees. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At March 31, 2012, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of March 31, 2012, the Company had reserved for issuance 3,500,000 Class A ordinary shares (December 31, 2011: 3,500,000) for eligible participants. At March 31, 2012, 1,227,284 Class A ordinary shares (December 31, 2011: 1,322,773) were available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the three months ended March 31, 2012, 101,680 (2011: 84,737) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issue, subject to the grantee’s continued service with the Company.

The restricted share award activity during the three months ended March 31, 2012 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2011	358,563	$21.03
Granted	101,680	24.36
Vested	(154,571)	15.29
Forfeited	(6,191)	25.44
Balance at March 31, 2012	299,481	$25.03

Employee and Director Stock Options

During the three months ended March 31, 2012, no employee or director stock options were granted, exercised or forfeited.

 Employee and director stock option activity during the three months ended March 31, 2012 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2011	1,399,000	$15.06	$6.73
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2012	1,399,000	$15.06	$6.73

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

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss.  For the three months ended March 31, 2012, included in net investment income is performance compensation of $17.0 million (2011: $0) that was accrued and included in the condensed consolidated balance sheets at March 31, 2012 as performance compensation payable to related party.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment income for the three months ended March 31, 2012 are management fees of $4.1 million (2011: $3.9 million). The management fees have been fully paid as of March 31, 2012.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the three months ended March 31, 2012, there were no indemnification payments made by the Company.

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

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At March 31, 2012, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$200,000	July 20, 2013	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2013	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2012	120 days prior to termination date
JP Morgan Chase Bank N.A	100,000	January 27, 2013	120 days prior to termination date
	$760,000

As of March 31, 2012, an aggregate amount of $390.1 million (December 31, 2011: $382.8 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $413.5 million (December 31, 2011: $410.5 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2012 and December 31, 2011.

Operating Lease

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of March 31, 2012.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 per annum until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2012.

The total rent expense related to leased office space for the three months ended March 31, 2012 was $0.1 million (2011: $0.1 million).
Specialist Service Agreement

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated, the Company is obligated to make minimum payments for another two years  to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to this agreement.

Private Equity

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2012, the Company had commitments to invest an additional $15.8 million (December 31, 2011: $19.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2012	2013	2014	2015	2016	There after	Total
	($ in thousands)
Operating lease obligations	$279	$372	$372	$372	$312	$414	$2,121
Specialist service agreement	492	400	150	—	—	—	1,042
Private equity and limited partnerships (1)	15,836	—	—	—	—	—	15,836
	$16,607	$772	$522	$372	$312	$414	$18,999

(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2012.

Litigation

From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company's reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company's business, financial condition or operating results.

9.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	($ in thousands)		($ in thousands)
Property
Commercial lines	$9,185	6.0%	$5,156		5.1%
Motor physical damage	18,141	11.9	(1,656)	(1)	(1.6)
Personal lines	47,035	30.9	47,893		47.6
Total Property	74,361	48.8	51,393		51.1
Casualty
General liability	8,421	5.5	6,996		6.9
Marine liability	2,240	1.5	185		0.2
Motor liability	52,143	34.3	13,065		13.0
Professional liability	—	—	425		0.4
Total Casualty	62,804	41.3	20,671		20.5
Specialty
Financial	1,933	1.3	4,622		4.6
Health	11,854	7.8	14,664		14.5
Workers’ compensation	1,268	0.8	9,389		9.3
Total Specialty	15,055	9.9	28,675		28.4
	$152,220	100.0%	$100,739		100.0%

(1)  The negative balance represents reversal of premiums due to termination of contracts or premiums returned upon commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	($ in thousands)		($ in thousands)
U.S.	$138,164	90.8%	$90,626	90.0%
Worldwide (1)	14,056	9.2	9,688	9.6
Europe	—	—	425	0.4
	$152,220	100.0%	$100,739	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2012 and 2011 and financial condition as of March 31, 2012 and December 31, 2011. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Outlook and Trends

We believe the 2011 catastrophes, specifically the New Zealand earthquakes and the Japan earthquake and tsunami, have eroded industry capital. However, we believe the reinsurance industry, in general, remains over capitalized and there is an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Further, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance.
Countering the over-capitalization of the reinsurance industry, and the slowdown in economic activity, is the introduction of more stringent capital requirements in the industry, particularly in Europe, the recalibration of catastrophe risk models to reflect recent catastrophic activity, and the sustained low interest rate environment. We believe the introduction of Solvency II for European insurers and reinsurers will create a demand for capital and/or reinsurance solutions for some smaller and less well diversified companies. Risk Management Solutions ("RMS") released a new version of the widely used catastrophe model ("RMS 11.0") which has had the impact of increasing the modeled expected losses for many catastrophe programs in the United States. If the new model version is adopted by the reinsurance market, property catastrophe pricing could increase. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies. We believe the continuation of the low interest rates, coupled with the reduction of prior years' reserve redundancies could lead to overall higher pricing.
Overall, we believe we are in a hardening market, but that over-capitalization will temper the increases and that overall increases will not significantly exceed loss trends. The result is a slightly improving market, but with many areas of the market continuing to operate at levels which we believe are economically irrational. Price increases could occur earlier if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are more major catastrophic events, especially in North America.
It is unclear what lines of business could be significantly affected by current economic conditions. However, we believe that opportunities are likely to arise in a number of areas, including the lines of business:

•	that experience significant losses;

•	where current market participants are experiencing financial distress or uncertainty; and

•	that are premium and capital intensive due to regulatory and other requirements.
Our reinsurance portfolio is currently concentrated in five areas - Florida homeowners, small account workers' compensation and general liability for contractors, U.S. employer health stop loss, catastrophe retrocession and private passenger automobile. While each of these areas is competitive, we believe we are experiencing rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases, although the rate of increase has slowed relative to the prior period. Additionally, property catastrophe retrocession pricing increased moderately during 2011 and increased again during the first quarter of 2012. We continue to look for attractive opportunities in this area of the market; however, as mentioned earlier, the influx of new capacity is increasing competition.
We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of strategic relationships and our "A (Excellent)" rating by A.M. Best. Meanwhile, there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. So far in 2012, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. We converted some of these opportunities into bound contracts, and are currently working on underwriting others. Further, there has been additional consolidation activity in the industry and we believe if such activity continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.
We believe our investment portfolio continues to be conservatively postured in 2012, with a net long position of 33% as of March 31, 2012. The challenging investment environment has continued throughout the year, with significant uncertainty and global geopolitical and economic headwinds. Equity markets in the U.S. and Europe are volatile, due to slowing economic growth and concerns about the sustainability of monetary and fiscal policies. Rising concern about sovereign debt appears likely to limit further fiscal stimulus. Given the challenging macroeconomic environment, we intend, for the foreseeable future, to continue holding a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.
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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2011 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2012 and 2011

For the three months ended March 31, 2012, we reported a net income of $65.1 million, as compared to a net loss of $43.0 million reported for the same period in 2011. The underwriting income before general and administrative expenses for the three months ended March 31, 2012 was $2.3 million, compared to an underwriting loss of $2.7 million for the same period in 2011. The increase in underwriting income for the three months ended March 31, 2012 was primarily due to no catastrophe losses on our severity contracts for the three months ended March 31, 2012, whereas for the same period in 2011, the underwriting loss included $8.8 million of estimated losses relating to the 2011 New Zealand earthquake and 2011 Japan earthquake and tsunami. For the three months ended March 31, 2012, our overall composite ratio decreased to 97.8%, from 102.6% for the same period in 2011, driven mainly by the absence of catastrophe losses.

For the three months ended March 31, 2012, our investment portfolio reported a net income of $71.6 million, or a return of 6.5% on our investment account, as compared to a net investment loss of $36.2 million, or a loss of 3.4%, for the same period in 2011.

For the three months ended March 31, 2012, the basic adjusted book value per share increased by $1.74 per share, or 7.9%, to $23.72 per share from $21.98 per share at December 31, 2011. During the three months ended March 31, 2012, fully diluted adjusted book value increased by $1.68 per share, or 7.8%, to $23.29 per share from $21.61 per share at December 31, 2011.

Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in a joint venture from total equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (GAAP)	$881,304	$845,698	$765,958	$770,185	$785,654
Less: Non-controlling interest in joint venture	(12,227)	(42,595)	(33,866)	(33,709)	(34,222)
Basic adjusted book value per share numerator	869,077	803,103	732,092	736,476	751,432
Add: Proceeds from in-the-money stock options issued and outstanding	18,215	18,215	16,590	16,590	16,590
Fully diluted adjusted book value per share numerator	$887,292	$821,318	$748,682	$753,066	$768,022
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,633,638	36,538,149	36,509,036	36,575,816	36,540,521
Add: In-the-money stock options issued and outstanding	1,469,000	1,469,000	1,419,000	1,419,000	1,419,000
Fully diluted adjusted book value per share denominator	38,102,638	38,007,149	37,928,036	37,994,816	37,959,521
Basic adjusted book value per share	$23.72	$21.98	$20.05	$20.14	$20.56
Fully diluted adjusted book value per share	$23.29	$21.61	$19.74	$19.82	$20.23

Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31,
	2012		2011
	($ in thousands)
Frequency	$136,607	89.7%	$92,353	91.7%
Severity	15,613	10.3	8,386	8.3
Total	$152,220	100.0%	$100,739	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from quarter to quarter depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2012, the premiums written relating to frequency contracts increased by $44.3 million, or 47.9% compared to the same period in 2011, primarily due to new private passenger motor contracts written during 2011 and 2012 which increased the motor liability and motor physical damage premiums by $58.7 million compared to same period in 2011. This increase was partially offset by decreases in workers' compensation ($8.0 million), health ($2.8 million) and financial lines of business ($2.9 million). The decrease in our workers' compensation premiums was due to the downward revision to premium estimates on a 2011 contract as well as lower premiums estimated for a 2012 contract due to weaker than expected market conditions for the underlying workers' compensation policies. During the three months ended March 31, 2012, we decided not to renew a health contract and a surety and trade credit contract which contributed to the decreases in premiums written for health and financial lines respectively.

For the three months ended March 31, 2012, the premiums written relating to severity contracts increased by $7.2 million, or 86.2%, compared to the same period in 2011. The increase was primarily due to the renewal of our existing multi-line property catastrophe contracts with higher aggregate limits as well as due to higher pricing. During the January 1, 2012 catastrophe contracts renewal period, we restructured some of our property catastrophe contracts and increased our limits of coverage while also increasing the thresholds for losses entering our layer of coverage. As a result, while direct comparison of pricing is not possible, overall we obtained slightly higher prices on renewing contracts that had no claims reported during the prior year; and significantly higher prices on catastrophe contracts that had experienced losses during 2011.

For the three months ended March 31, 2012, our ceded premiums were $11.0 million compared to $3.5 million for the same period in 2011. The increase in ceded premiums for the three months ended March 31, 2012 was principally due to a Florida homeowners’ contract retroceded on a quota share basis to the ceding insurer’s affiliated reinsurer. Additionally, during 2012, we entered into a retroceded stop loss severity contract relating to private passenger motor coverage which contributed $0.8 million to the increase in ceded premiums.

Details of net premiums written are provided in the following table:

	Three months ended March 31,
	2012		2011
	($ in thousands)
Frequency	$126,406	89.5%	$88,877	91.4%
Severity	14,820	10.5	8,386	8.6
Total	$141,226	100.0%	$97,263	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31,
	2012		2011
	($ in thousands)
Frequency	$96,950	95.4%	$98,283	93.5%
Severity	4,639	4.6	6,874	6.5
Total	$101,589	100.0%	$105,157	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the three months ended March 31, 2012, the frequency earned premiums decreased by $1.3 million, or 1.4%, which was a result of decreases primarily in personal lines due to a Florida homeowners' contract commuted during the fourth quarter of 2011, and to a lesser extent, by decreases in workers' compensation and general liability lines as a result of decreases in the volume of underlying premiums written by the ceding insurers. The decreases were partially offset by increases in premiums earned primarily from several new private passenger motor contracts and to a lesser extent, a new professional indemnity contract written during 2011.

Premiums relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended March 31, 2012, severity net earned premiums decreased $2.2 million, or 32.5%, compared to the same period in 2011. The decrease in earned premiums is principally a result of $2.6 million of additional premiums that were included in the comparative figure for 2011, as well as due to accelerated earning of premiums, during the comparative 2011 period, on catastrophe contracts which had reported losses during the three months ended March 31, 2011.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred for the three months ended March 31, 2012 and 2011, are provided in the following table:

	Three months ended March 31,
	2012		2011
	($ in thousands)
Frequency	$63,209	99.8%	$56,112	85.4%
Severity	98	0.2	9,613	14.6
Total	$63,307	100.0%	$65,725	100.0%

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

For the three months ended March 31, 2012 and 2011, the loss ratios for our frequency business were 65.2% and 57.1%, respectively. For the three months ended March 31, 2012, our multi-line commercial motor and general liability contracts reported higher loss ratios, compared to the same period in 2011, due to adverse loss development and an increase in large loss activity. To a lesser extent, the loss ratios for our health and professional liability lines also increased compared to the same period in 2011. While the increase in the loss ratio for the health line was primarily attributable to adverse loss development, the higher loss ratio for the professional liability line related to new and renewed contracts which are expected to have higher loss ratios. Partially offsetting these increases, were decreases in loss ratios reported for workers' compensation and personal lines.

For the three months ended March 31, 2012 and 2011, the loss ratios for our severity business were 2.1% and 139.8%, respectively. There were no losses incurred on any natural peril severity contracts during the three months ended March 31, 2012. The loss ratio for 2011 primarily related to the estimated loss reserves booked in the first quarter of 2011 relating to the New Zealand earthquakes and the Japanese earthquake and tsunami.

Losses incurred for the three months ended March 31, 2012 can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$35,979	$(2,388)	$33,591	$36,459	$(1,251)	$35,208
Change in reserves	36,634	(6,918)	29,716	33,122	(2,605)	30,517
Total	$72,613	$(9,306)	$63,307	$69,581	$(3,856)	$65,725

For the three months ended March 31, 2012, our loss reserves on prior period contracts increased by $5.7 million which primarily related to $5.3 million of adverse loss development, net of retrocesssion recoveries, on multi-line commercial motor and general liability quota share contracts based on data received from the clients and a reassessment in connection with our quarterly reserve analysis which indicated higher large loss activity on the accounts than originally expected. There were no other significant developments of prior period reserves during the three months ended March 31, 2012.

For the three months ended March 31, 2011, our loss reserves on prior period contracts increased by $5.9 million which primarily related to the following:

•	$5.0 million of estimated losses on a 2010 aggregate catastrophe contract relating to the earthquake and tsunami in

Japan;

•	$2.0 million of adverse loss development on a commercial motor liability contract currently in run off; and

•	$0.6 million of reserves eliminated on a 2010 casualty clash excess of loss contract which expired with no reported claims.

There were no other significant developments of prior period reserves during the three months ended March 31, 2011.

Acquisition Costs, Net

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

	Three months ended March 31,
	2012		2011
	($ in thousands)
Frequency	$35,235	97.8%	$41,320	98.1%
Severity	790	2.2	801	1.9
Total	$36,025	100.0%	$42,121	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the three months ended March 31, 2012 and 2011, the acquisition cost ratios for frequency business were 36.3% and 42.0%, respectively. The acquisition cost ratios for severity business were 17.0% and 11.7% for the three months ended March 31, 2012 and 2011, respectively. Overall, our total acquisition cost ratio decreased to 35.5% for the three months ended March 31, 2012 from 40.1% for the corresponding 2011 period.

For the three months ended March 31, 2012, the decrease in the frequency acquisition cost ratio primarily related to the motor liability line. Our private passenger motor contracts carry a lower ceding commissions than our commercial motor contracts. For the three months ended March 31, 2012, the increase in volume of private passenger motor business resulted in a decrease in the average acquisition cost ratio for the motor liability line. Additionally, due to the adverse loss development on the multi-line contracts during the three months ended March 31, 2012, the sliding scale ceding commissions on these contracts were adjusted downward which also contributed to the decrease in the overall acquisition cost ratio for the three months ended March 31, 2012 compared to the same period in 2011.

For the three months ended March 31, 2012, the increase in the severity acquisition cost ratio from 11.7% to 17.0% was principally related to a multi-year professional liability excess of loss contract where we are holding a profit commission payable to the client and accrue interest on the amount payable. We record this interest expense as an acquisition cost included in underwriting expense since it is directly related to the profit commission payable on this contract. Given that all the premiums on this contract were earned in prior periods, the interest expense is expected to continue accruing until the profit commission is paid. Since the amount of severity earned premiums were lower during first quarter of 2012 compared to the same period in 2011, the interest expense caused the acquisition cost ratio for the three months ended March 31, 2012 to increase compared to the same period in 2011.

General and Administrative Expenses

For the three months ended March 31, 2012 and 2011, our general and administrative expenses were $4.6 million and $5.0 million, respectively. The decrease in general and administrative expenses was partially due to lower share based compensation expenses and lower bonus expense for the three months ended March 31, 2012. General and administrative expenses for the three months ended March 31, 2012 and 2011 included $0.8 million and $1.0 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$97,332	$(28,293)
Interest, dividend and other income	1,327	2,492
Interest, dividend and other expenses	(5,986)	(6,523)
Investment advisor compensation	(21,067)	(3,852)
Net investment income (loss)	$71,606	$(36,176)

For the three months ended March 31, 2012, investment income, net of all fees and expenses, resulted in a gain of 6.5% on our investment portfolio. This compares to a loss of 3.4% for the same period in 2011. For the three months ended March 31, 2012, our long portfolio reported a gross gain of 15.6% which was partially offset by gross losses of 7.2% on our short portfolio.

For the three months ended March 31, 2012 and 2011, included in investment advisor compensation was $4.1 million and $3.9 million, respectively, relating to management fees paid to DME Advisors.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. Included in investment advisor compensation for the three months ended March 31, 2012 and 2011 was performance compensation of $17.0 million and $0, respectively.   No performance compensation was recorded for the three months ended March 31, 2011 due to a net loss being reported during the three months ended March 31, 2011.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last business day of the month of the relevant posting. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy.  Therefore, we present on our website the largest long positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

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

For the three months ended March 31, 2012, a deferred tax asset of $0.1 million (December 31, 2011: $0.1 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. As of March 31, 2012, an accrual for current taxes payable of $0.5 million (December 31, 2011: $0.2 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	65.2%	2.1%	62.3%	57.1%	139.8%	62.5%
Acquisition cost ratio	36.3%	17.0%	35.5%	42.0%	11.7%	40.1%
Composite ratio	101.5%	19.1%	97.8%	99.1%	151.5%	102.6%
Internal expense ratio			4.6%			4.8%
Combined ratio			102.4%			107.4%

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

Financial Condition

Investments and Due to Prime Brokers

Our long investments (including financial contracts receivable) reported in the condensed consolidated balance sheets as of March 31, 2012 were $1,212.4 million compared to $1,053.8 million as of December 31, 2011, an increase of $158.6 million, or 15.1%, due to increase in unrealized gains on our long investments as well as additional purchases of long investments during the quarter. As of March 31, 2012, our exposure to long investments increased to 96%, compared to 89% as of December 31, 2011, while our exposure to short investments increased to 63%, compared to 52% as of December 31, 2011, as we increased the number and size of long and short positions in our portfolio. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of March 31, 2012, we had borrowed $72.2 million (December 31, 2011: $4.3 million) from our prime brokers in order to purchase investment securities and $243.1 million (December 31, 2011: $256.1 million) under term margin agreements from prime brokers to provide collateral for our letters of credit outstanding. The increase in amounts borrowed from prime brokers for investing was due to the increase in our exposure to long and short investments during the three months ended March 31, 2012. The decrease in the collateral for letters of credit was a result of a decrease in letters of credit outstanding under those term margin agreements and letter of credit facility agreements whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2012 , 86.2% (December 31, 2011: 86.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.0% (December 31, 2011: 11.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.8% (December 31, 2011: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, our investment advisor, which makes the determination based on feedback from executing brokers, market makers and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2012, $199.0 million (December 31, 2011: $182.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $190.6 million (December 31, 2011: $174.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $8.4 million (December 31, 2011: $7.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2012. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of March 31, 2012, our securities sold, not yet purchased increased by $61.7 million, or 9.0%, to $745.5 million from $683.8 million at December 31, 2011. For the same period, our restricted cash increased from $957.5 million to $1,021.0 million, an increase of $63.5 million, or 6.6%. The increase in restricted cash resulted from increases in securities sold, not yet purchased as we increased our short exposure from 52% to 63% as of March 31, 2012.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Expenses Recoverable

Reserves for loss and loss adjustment expenses as of March 31, 2012 and December 31, 2011 were comprised of the following table:

	March 31, 2012			December 31, 2011
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$99,544	$145,572	$245,116	$85,186	$117,850	$203,036
Severity	12,776	20,021	32,797	18,136	20,107	38,243
Total	$112,320	$165,593	$277,913	$103,322	$137,957	$241,279

The increase in frequency loss reserves is principally a result of estimated losses incurred associated with the additional premiums earned during the three months ended March 31, 2012. The decrease in severity case reserves is due to loss payments being made on older severity contracts. For most of our contracts written as of March 31, 2012, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of April 27, 2012, our maximum aggregate loss exposure to any series of natural peril events was $102.7 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$69,750	$102,700
Europe	44,500	49,500
Japan	44,500	49,500
Rest of the world	44,500	49,500
Maximum Aggregate	69,750	102,700

 (1)           Includes the Caribbean

For the three months ended March 31, 2011, loss and loss expenses recoverable increased by $6.9 million, or 23.2%, to $36.7 million principally due to the increase in ceded premiums relating to a Florida homeowners' contract, and to a lesser extent, due to our prior year multi-line retroceded contracts which experienced adverse loss development as a result of an increase in large losses on the corresponding assumed quota share contracts.

Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased to $881.3 million as of March 31, 2012 from $845.7 million as of December 31, 2011, an increase of $35.6 million, or 4.2%. The increase was principally due to net income of $65.1 million reported for the three months ended March 31, 2012, offset by a withdrawal of $34.0 million by DME Advisors from the non-controlling interest in the joint venture during the period.

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

As of March 31, 2012, Greenlight Re was rated “A (Excellent)” with a stable outlook, while GRIL was rated "A- (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2012, approximately 86% of our investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of March 31, 2012, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby freeing up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2012, we generated $2.7 million in cash from operations principally from  underwriting activities. We used $39.7 million in net investing activities which included $34.0 million withdrawn by our investment advisor to reduce its non-controlling interest in the joint venture. Our short-term borrowings from prime brokers also increased by $67.9 million as a result of increases in the long and short exposures of our investment portfolio. There were no notable cash flows related to financing activities during the three months ended March 31, 2012.

As of March 31, 2012, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of March 31, 2012, we had no plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although we are not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect its ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2012, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of March 31, 2012, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2012, we had four letter of credit facilities totaling $760.0 million (December 31, 2011: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of March 31, 2012, an aggregate amount of $390.1 million (December 31, 2011: $382.8 million) in letters of credit was issued under these facilities. Under the facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. At March 31, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $413.5 million (December 31, 2011: $410.5 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the three months ended March 31, 2012.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, we have filed a Form S-3 registration statement for an aggregate principal amount of $200.0 million in securities, which was declared effective by the SEC on July 10, 2009 and expires in July 2012 unless renewed. We intend to renew the Form S-3 prior to it expiring in July 2012. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2012.

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of

Directors. As of March 31, 2012, the Company was authorized to purchase up to 1,771,100 Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company in January, February or March 2012.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of March 31, 2012, there were 1,227,284 Class A ordinary shares available for future issuance.

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

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2012 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$372	$744	$660	$345	$2,121
Specialist service agreement	617	425	—	—	1,042
Private equity and limited partnerships (2)	15,836	—	—	—	15,836
Loss and loss adjustment expense reserves (3)	127,057	109,028	31,721	10,107	277,913
	$143,882	$110,197	$32,381	$10,452	$296,912

(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of March 31, 2012, we had made total commitments of $41.2 million in private investments of which we have invested $25.4 million, and our remaining commitments to these investments total $15.8 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

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

On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2012, performance allocation of $17.0 million was included in net investment income for the period and was accrued and included in the condensed consolidated balance sheets at March 31, 2012, as performance compensation payable to related party.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk;

•    effects of inflation; and

•    political risk.

Equity Price Risk

As of March 31, 2012, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2012, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $33.7 million, or 2.9%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2012, we had no reported losses payable in foreign currencies. However, we are exposed to fluctuations in foreign currencies on certain worldwide catastrophe aggregate loss contracts where the thresholds for losses entering into our layers of coverage are denominated in U.S. dollars while the underlying losses on these contracts are determined by the insurer in foreign currencies. Changes in currency exchange rates may result in aggregated losses that were not previously expected to attach to our layer, subsequently breaching into our coverage layer, or vice versa. As of March 31, 2012, we estimated that a 10% decrease in the U.S dollar against both the New Zealand dollar and the Australian dollar (all else being constant) would result in additional estimated loss reserves of $0.2 million on an aggregate loss contract. Alternatively, a 10% increase in the U.S dollar against both the New Zealand dollar and the Australian dollar, would result in a reduction of $1.0 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies,. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2012, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2012:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$74	—%	$(74)	—%
Euro	6,980	0.6	(2,898)	(0.3)
Japanese Yen	40,061	3.5	(14,900)	(1.3)
Swiss Franc	560	—	(560)	—
Other	(655)	(0.1)	655	0.1
Total	$47,020	4.0%	$(17,777)	(1.5)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2012:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$10,632	0.90%	$(11,663)	(0.99)%
Credit default swaps	(86)	(0.01)	86	0.01
Interest rate options	1,535	0.13	(1,229)	(0.10)
Futures	14,842	1.29	(16,064)	(1.40)
Net exposure to interest rate risk	$26,923	2.31%	$(28,870)	(2.48)%

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

Political Risk

We are exposed to political risk to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trade securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy. We are not currently exposed to political risk coverage on our insurance contracts, however, changes in government laws and regulations may impact our underwriting operations (see Item 1A "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2011).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of April 27, 2012, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors"

included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. As of March 31, 2012, the Company was authorized to purchase up to 1,771,100 Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company in January, February or March 2012.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

*
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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Barton Hedges
Name:	Barton Hedges
Title:	Chief Executive Officer
Date:	April 30, 2012
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	April 30, 2012