Form 10-Q
period 2012-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2012-07-30
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,423,704
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	(Outstanding as of July 27, 2012)

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$9,088	$10,639
Equity securities, trading, at fair value	1,058,729	890,822
Other investments, at fair value	138,513	128,685
Total investments	1,206,330	1,030,146
Cash and cash equivalents	11,262	42,284
Restricted cash and cash equivalents	922,889	957,462
Financial contracts receivable, at fair value	23,972	23,673
Reinsurance balances receivable	179,958	141,278
Loss and loss adjustment expenses recoverable	36,911	29,758
Deferred acquisition costs, net	60,321	68,725
Unearned premiums ceded	11,929	27,233
Notes receivable	19,082	17,437
Other assets	4,755	5,492
Total assets	$2,477,409	$2,343,488
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$663,542	$683,816
Financial contracts payable, at fair value	12,972	6,324
Due to prime brokers	365,007	260,359
Loss and loss adjustment expense reserves	294,647	241,279
Unearned premium reserves	208,766	225,735
Reinsurance balances payable	37,947	32,192
Funds withheld	33,185	38,031
Other liabilities	7,777	10,054
Performance compensation payable to related party	7,870	—
Total liabilities	1,631,713	1,497,790
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,423,704 (2011: 30,283,200): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2011: 6,254,949))	3,668	3,654
Additional paid-in capital	490,215	488,478
Retained earnings	340,035	310,971
Shareholders’ equity attributable to shareholders	833,918	803,103
Non-controlling interest in joint venture	11,778	42,595
Total equity	845,696	845,698
Total liabilities and equity	$2,477,409	$2,343,488

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and six months ended June 30, 2012 and 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Gross premiums written	$83,986	$113,266	$236,206	$214,005
Gross premiums ceded	4,602	(17,183)	(6,393)	(20,659)
Net premiums written	88,588	96,083	229,813	193,346
Change in net unearned premium reserves	41,426	11,068	1,789	18,962
Net premiums earned	130,014	107,151	231,602	212,308
Net investment income (loss)	(36,896)	(19,469)	34,711	(55,645)
Other income (expense), net	(236)	(86)	(448)	(347)
Total revenues	92,882	87,596	265,865	156,316
Expenses
Loss and loss adjustment expenses incurred, net	87,337	56,870	150,644	122,595
Acquisition costs, net	37,905	42,824	73,930	84,945
General and administrative expenses	4,359	4,336	8,982	9,335
Total expenses	129,601	104,030	233,556	216,875
Income (loss) before income tax expense	(36,719)	(16,434)	32,309	(60,559)
Income tax benefit (expense)	201	(40)	(62)	(41)
Net income (loss) including non-controlling interest	(36,518)	(16,474)	32,247	(60,600)
(Income) loss attributable to non-controlling interest in joint venture	449	513	(3,183)	1,649
Net income (loss)	$(36,069)	$(15,961)	$29,064	$(58,951)
Earnings (loss) per share
Basic	$(0.98)	$(0.44)	$0.80	$(1.63)
Diluted	$(0.98)	$(0.44)	$0.78	$(1.63)
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	36,660,267	36,153,743	36,605,610	36,153,743
Diluted	36,660,267	36,153,743	37,338,484	36,153,743

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' Equity Attributable to Shareholders	Non-controlling interest in joint venture	Total Equity
Balance at December 31, 2010	$3,646	$485,555	$304,202	$793,403	$45,758	$839,161
Issue of Class A ordinary shares, net of forfeitures	12	—	—	12	—	12
Share-based compensation expense, net of forfeitures	—	2,012	—	2,012	—	2,012
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,400)	(10,400)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(1,649)	(1,649)
Net income (loss)	—	—	(58,951)	(58,951)	—	(58,951)
Balance at June 30, 2011	$3,658	$487,567	$245,251	$736,476	$33,709	$770,185

Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698
Issue of Class A ordinary shares, net of forfeitures	14	—	—	14	—	14
Share-based compensation expense, net of forfeitures	—	1,737	—	1,737	—	1,737
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(34,000)	(34,000)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	3,183	3,183
Net income (loss)	—	—	29,064	29,064	—	29,064
Balance at June 30, 2012	$3,668	$490,215	$340,035	$833,918	$11,778	$845,696

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2012	2011
Cash provided by (used in) operating activities
Net income (loss)	29,064	(58,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(62,309)	92,833
Net realized (gains) losses on investments and financial contracts	5,513	(57,394)
Foreign exchange (gains) losses on restricted cash and cash equivalents	1,208	7,630
Income (loss) attributable to non-controlling interest in joint venture	3,183	(1,649)
Share-based compensation expense, net of forfeitures	1,751	2,024
Depreciation expense	125	112
Net change in
Reinsurance balances receivable	(38,680)	(8,862)
Loss and loss adjustment expenses recoverable	(7,153)	(3,260)
Deferred acquisition costs, net	8,404	6,764
Unearned premiums ceded	15,304	(10,735)
Other assets	612	(1,590)
Loss and loss adjustment expense reserves	53,368	32,151
Unearned premium reserves	(16,969)	(8,068)
Reinsurance balances payable	5,755	7,988
Funds withheld	(4,846)	4,364
Other liabilities	(2,277)	(1,413)
Performance compensation payable to related party	7,870	—
Net cash (used in) provided by operating activities	(77)	1,944
Investing activities
Purchases of investments and financial contracts	(809,588)	(800,629)
Sales of investments and financial contracts	676,275	727,485
Change in due to prime brokers	104,648	36,421
Change in restricted cash and cash equivalents, net	33,365	13,000
Change in notes receivable, net	(1,645)	(3,750)
Non-controlling interest withdrawal from joint venture	(34,000)	(10,400)
Net cash used in investing activities	(30,945)	(37,873)
Net decrease in cash and cash equivalents	(31,022)	(35,929)
Cash and cash equivalents at beginning of the period	42,284	45,540
Cash and cash equivalents at end of the period	11,262	9,611
Supplementary information
Interest paid in cash	13,796	9,203
Interest received in cash	498	876
Income tax paid in cash	—	144

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2012

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (‘‘GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has an unrestricted Class ‘‘B” insurance license under Section 4(2) of the Cayman Islands Insurance Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering.  During 2008, Verdant Holding Company, Ltd. (‘‘Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Ltd. ("GRIL"), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the ‘‘Company” refers collectively to GLRE and its subsidiaries.

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
The results for the six months ended June 30, 2012 are not necessarily indicative of the results expected for the full calendar year.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2012 and December 31, 2011, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of June 30, 2012, $9.1 million (December 31, 2011: $10.1 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2012, $0.3 million and $0.3 million (2011: $2.2 million and $2.6 million) of net profit commission expenses were included in acquisition costs, respectively, on the condensed consolidated statements of income.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the value of the note is not considered impaired but there is uncertainty as to the collection of interest based on the terms of the note. The Company resumes accrual of interest on a note when none of the principal or interest remains past due or outstanding, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes. At June 30, 2012 and December 31, 2011, no interest was received relating to the notes placed on non-accrual status.

For the six months ended June 30, 2012, the notes earned interest at annual interest rates ranging from 6.0% to 15.0% and had maturity terms ranging from approximately 2 years to 7 years. At June 30, 2012, included in the notes receivable balance was $16.5 million (December 31, 2011: $16.5 million), related to notes placed on non-accrual status based on expectations of the Company’s ability to collect any further interest that would accrue up to maturity. At June 30, 2012, included in the notes receivable balance was $2.0 million of accrued interest (December 31, 2011: $2.0 million).

Based on management’s assessment, the recorded values of the notes at June 30, 2012 and December 31, 2011, were expected to be fully collectible and therefore no provision for uncollectible amounts was deemed necessary at June 30, 2012 and December 31, 2011. Interest income earned on notes receivable is included under net investment income in the condensed consolidated statements of income.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At June 30, 2012, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $5.2 million and $1.2 million of deposit assets and deposit liabilities (December 31, 2011: $4.7 million and $1.1 million), respectively. For the three and six months ended June 30, 2012, $0.2 million and $0.4 million was included in other income (expense), net, relating to losses on deposit accounted contracts (2011: $0.2 million and $0.5 million), respectively. There was no gain on deposit accounted contracts recorded for the three and six months ended June 30, 2012 and 2011.

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

At June 30, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(187)	264
Leasehold improvements	1,487	(412)	1,075
Total	$2,138	$(799)	$1,339

At December 31, 2011, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(142)	309
Leasehold improvements	1,487	(332)	1,155
Total	$2,138	$(674)	$1,464

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the six months ended June 30, 2012 and the year ended December 31, 2011, there were no impairments in fixed assets.

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

Comprehensive Income (Loss)

The Company has no other comprehensive income (loss), other than the net income (loss) disclosed in the condensed consolidated statements of income.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding - basic	36,660,267	36,153,743	36,605,610	36,153,743
Effect of dilutive service provider share-based awards	—	—	148,971	—
Effect of dilutive employee and director share-based awards	—	—	583,903	—
Weighted average share outstanding - diluted	36,660,267	36,153,743	37,338,484	36,153,743
Anti-dilutive stock options outstanding	180,000	240,000	180,000	240,000
Participating securities excluded from calculation of loss per share	307,931	422,073	—	422,073

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

In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Financial Services –

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2012:

	Fair Value Measurements as of June 30, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$8,745	$343	$9,088
Listed equity securities	1,057,800	929	—	1,058,729
Commodities	99,708	—	—	99,708
Private and unlisted equity securities	—	—	38,805	38,805
Financial contracts receivable	3,688	20,270	14	23,972
	$1,161,196	$29,944	$39,162	$1,230,302
Liabilities:
Listed equity securities, sold not yet purchased	$(556,993)	$—	$—	$(556,993)
Debt instruments, sold not yet purchased	—	(106,549)	—	(106,549)
Financial contracts payable	(952)	(12,020)	—	(12,972)
	$(557,945)	$(118,569)	$—	$(676,514)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2011:

	Fair Value Measurements as of December 31, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$10,174	$465	$10,639
Listed equity securities	866,069	24,753	—	890,822
Commodities	97,506	—	—	97,506
Private and unlisted equity securities	—	—	31,179	31,179
Financial contracts receivable	881	22,529	263	23,673
	$964,456	$57,456	$31,907	$1,053,819
Liabilities:
Listed equity securities, sold not yet purchased	$(539,197)	$—	$—	$(539,197)
Debt instruments, sold not yet purchased	—	(144,619)	—	(144,619)
Financial contracts payable	(1,070)	(5,254)	—	(6,324)
	$(540,267)	$(149,873)	$—	$(690,140)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended June 30, 2012				Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2012
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)				($ in thousands)
Beginning balance	$418	$35,758	$125	$36,301	$465	$31,178	$263	$31,906
Purchases	—	3,541	—	3,541	—	6,912	—	6,912
Sales	—	(306)	—	(306)	(1)	(492)	—	(493)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(75)	960	(111)	774	(121)	2,355	(249)	1,985
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1,148)	—	(1,148)	—	(1,148)	—	(1,148)
Ending balance	$343	$38,805	$14	$39,162	$343	$38,805	$14	$39,162

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended June 30, 2011			Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2011
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)			($ in thousands)
Beginning balance	$838	$37,601	$38,439	$3,245	$42,947	$214	$46,406
Purchases	—	1,914	1,914	—	4,599	—	4,599
Sales	(4)	(417)	(421)	(2,401)	(1,365)	—	(3,766)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(41)	813	772	(51)	3,392	(214)	3,127
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(9,662)	—	(9,662)
Ending balance	$793	$39,911	$40,704	$793	$39,911	$—	$40,704

During the three and six months ended June 30, 2012, $1.1 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities started actively trading on a listed exchange during the second quarter of 2012. However, due to lock-up period restrictions on these securities, a liquidity discount was used in determining their fair value at June 30, 2012, and therefore classified as Level 2.

Additionally, during the three and six months ended June 30, 2012, $29.4 million of securities, at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2012.

During the six months ended June 30, 2011, $9.7 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during the first quarter of 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2012, realized gains of $0.1 million and $0.2 million, respectively, (2011: $0 and $0, respectively) and change in unrealized gains of $0.8 million and $2.0 million (2011: $0.8 million and $3.3 million) on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the condensed consolidated statements of income.  In addition, for the three and six months ended June 30, 2012, amortization expense of $0.1 million and $0.2 million (2011: $0 and $0.2 million) relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

Investments

Debt instruments, trading

At June 30, 2012, the following investments were included in debt instruments:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$5,036	$120	$(1,904)	$3,252
Corporate debt – Non U.S.	3,031	587	(59)	3,559
Sovereign debt – Non U.S.	$2,113	$164	$—	2,277
Total debt instruments	$10,180	$871	$(1,963)	$9,088

At December 31, 2011, the following investments were included in debt instruments:

2011	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,064	$49	$(1,685)	$2,428
Corporate debt – Non U.S.	5,010	435	—	5,445
Sovereign debt – Non U.S.	2,481	285	—	2,766
Total debt instruments	$11,555	$769	$(1,685)	$10,639

The maturity distribution for debt instruments held at June 30, 2012 was as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—
From one to five years	548	691
From five to ten years	6,136	6,806
More than ten years	3,496	1,591
	$10,180	$9,088

Investment in Equity Securities, Trading

At June 30, 2012, the following long positions were included in investment securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$972,732	$139,600	$(90,420)	$1,021,912
Exchange traded funds	38,818	—	(2,001)	36,817
	$1,011,550	$139,600	$(92,421)	$1,058,729

At December 31, 2011, the following long positions were included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$827,435	$78,947	$(75,593)	$830,789
Exchange traded funds	57,011	6,037	(3,015)	60,033
	$884,446	$84,984	$(78,608)	$890,822

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of June 30, 2012 and December 31, 2011, commodities were comprised of gold bullion.

At June 30, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$34,343	$—	$99,708
Private and unlisted equity securities	37,642	3,193	(2,030)	38,805
	$103,007	$37,536	$(2,030)	$138,513

At December 31, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$32,141	$—	$97,506
Private and unlisted equity securities	32,157	2,146	(3,124)	31,179
	$97,522	$34,287	$(3,124)	$128,685

As of June 30, 2012, included in private and unlisted equity securities are investments in private equity funds with a fair value of $19.3 million (December 31, 2011: $12.8 million) determined based on unadjusted net asset values reported by the funds' managers as of periods prior to June 30, 2012. The private equity funds have varying lock-up periods and as of June 30, 2012 one hundred percent of the funds were not redeemable due to restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. As of June 30, 2012, the Company had $12.1 million (December 31, 2011: $18.4 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the funds' managers. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At June 30, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(634,172)	$139,564	$(62,385)	$(556,993)
Corporate debt – U.S	(1,870)	72	—	(1,798)
Sovereign debt – Non U.S	(112,620)	7,869	—	(104,751)
	$(748,662)	$147,505	$(62,385)	$(663,542)

At December 31, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(583,078)	$98,726	$(54,845)	$(539,197)
Corporate debt – U.S	(1,870)	11	—	(1,859)
Sovereign debt – Non U.S	(153,828)	11,068	—	(142,760)
	$(738,776)	$109,805	$(54,845)	$(683,816)

Financial Contracts

As of June 30, 2012 and December 31, 2011, the Company had entered into total return swaps, CDS, options, futures and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within the contract that includes the change in the fair value of the underlying or reference security. In addition, as of June 30, 2012 and December 31, 2011, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon the occurrence of certain specified earthquake events in the U.S.

At June 30, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	2,638,753	$633
Credit default swaps, purchased – corporate debt	USD	39,665	815
Total return swaps – equities	USD	22,127	4,981
Put options	USD	193,767	11,243
Call options	USD	46,740	2,597
Futures	USD	134,827	3,689
Weather derivative swap	USD	5,000	14
Total financial contracts receivable, at fair value			$23,972
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(5,587)
Credit default swaps, purchased – corporate debt	USD	234,212	(2,101)
Futures	USD	165,530	(878)
Total return swaps – equities	USD	22,450	(4,326)
Warrants and rights on listed equities	USD	73	(73)
Call options	USD	103	(7)
Total financial contracts payable, at fair value			$(12,972)

At December 31, 2011, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,049,338	$2,236
Credit default swaps, purchased – sovereign debt	USD	32,952	6,160
Credit default swaps, purchased – corporate debt	USD	260,862	1,614
Total return swaps - equities	USD	45,458	5,390
Put options	USD	132,966	6,849
Call options	USD	2,714	280
Futures	USD	9,075	881
Weather derivative swap	USD	5,000	263
Total financial contracts receivable, at fair value			$23,673
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(2,675)
Credit default swaps, purchased – corporate debt	USD	26,029	(799)
Futures	USD	149,201	(887)
Total return swaps – equities	USD	11,795	(1,714)
Warrants and rights on listed equities	USD	183	(183)
Call options	USD	718	(66)
Total financial contracts payable, at fair value			$(6,324)

As of June 30, 2012 and December 31, 2011, included in interest rate options are contracts on U.S. and Japanese interest rates. Included in put options are options on foreign currencies including the Japanese Yen and Euro.

As of June 30, 2012 and December 31, 2011, the carrying amount of the weather derivative swap is the unamortized portion of the premium paid to purchase the weather derivative swap contract which expired on July 10, 2012. An estimate of fair value is not practicable since the weather derivative swap contract is a non-exchange traded instrument and the time and cost involved in creating a valuation model to estimate the fair value would be excessive based on the immaterial amount and the short term contract period.

During the three and six months ended June 30, 2012 and 2011, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended June 30,		Gain (loss) on derivatives recognized in income for the six months ended June 30,
		2012	2011	2012	2011
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income (loss)	$(1,251)	$(5,518)	$(1,603)	$(4,554)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(185)	(632)	(4,000)	(1,976)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	1,027	1,461	(3,944)	(7,219)
Total return swaps – equities	Net investment income (loss)	(1,772)	29	(2,482)	3,317
Credit default swaps, issued – corporate debt	Net investment income (loss)	—	(3)	—	4,785
Options, warrants, and rights	Net investment income (loss)	(14,981)	(8,908)	(10,167)	(20,325)
Futures	Net investment income (loss)	(3,176)	—	(7,959)	—
Currency forwards	Net investment income (loss)	—	(3,944)	—	(3,944)
Weather derivative swap	Other income (expense), net	(111)	—	(249)	(214)
Total		$(20,449)	$(17,515)	$(30,404)	$(30,130)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and six months ended June 30, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2012		Six months ended June 30, 2012
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$—	$43,014	$—	$45,966
Total return swaps	728	6,625	2,806	20,554
Options	169,304	59,119	444,207	202,704
Futures	301,197	336,611	764,267	629,556
Total	$471,229	$445,369	$1,211,280	$898,780

For the three and six months ended June 30, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended June 30, 2011		Six months ended June 30, 2011
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$204,053	$91,632	$213,942	$137,749
Total return swaps	11,203	1,655	11,203	16,603
Options	247,964	184,067	546,988	230,490
Futures	12,469	—	41,726	55,093
Currency Forwards	372,843	262,622	372,843	262,622
Weather derivative swap	—	—	—	10,000
Total	$848,532	$539,976	$1,186,702	$712,557

4.        DUE TO PRIME BROKERS

As of June 30, 2012, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued by the banks. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At June 30, 2012, the amounts due to prime brokers included $238.1 million (December 31, 2011: $256.1 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $126.9 million (December 31, 2011: $4.3 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period, up to 5% of net invested assets. At June 30, 2012 and December 31, 2011, the Company was in compliance with the amount of leverage for investment purposes allowed under its investment guidelines.

5.        RETROCESSION

The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company's interests with those of its counterparties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the three months ended June 30, 2012, loss and loss adjustment expenses incurred of $87.3 million (2011: $56.9 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $6.9 million (2011: $3.9 million). For the six months ended June 30, 2012, loss and loss adjustment expenses incurred of $150.6 million (2011: $122.6 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $16.2 million (2011: $7.8 million). Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2012, the Company had loss and loss adjustment expense recoverable of $0.1 million (December 31, 2011: $0.1 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company had losses recoverable of $36.8 million (December 31, 2011: $29.7 million) with unrated retrocessionaires. At June 30, 2012 and December 31, 2011, the Company retained $34.7 million and $38.0 million, respectively, of cash collateral from the unrated retrocessionaires, as well as other collateral in the form of guarantees. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At June 30, 2012 and December 31, 2011, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of June 30, 2012, the Company had reserved for issuance 3,500,000 Class A ordinary shares (December 31, 2011: 3,500,000) for eligible participants. At June 30, 2012, 1,182,269 Class A ordinary shares (December 31, 2011: 1,322,773) were available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the six months ended June 30, 2012, 110,701 (2011: 86,737) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after 3 years from the date of issue, subject to the grantee’s continued service with the Company.

During the six months ended June 30, 2012, the Company also issued to non-employee directors an aggregate of 35,994 (2011: 33,295) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The restricted share award activity during the six months ended June 30, 2012 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2011	358,563	$21.03
Granted	146,695	24.61
Vested	(191,136)	17.34
Forfeited	(6,191)	25.44
Balance at June 30, 2012	307,931	$24.94

Employee and Director Stock Options

Employee and director stock option activity during the six months ended June 30, 2012 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2011	1,399,000	$15.06	$6.73
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2012	1,399,000	$15.06	$6.73

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

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the three and six months ended June 30, 2012, included in net investment income is performance compensation of $(9.1) million and $7.9 million, respectively, (2011: $0.0 million and $0.0 million, respectively) that was accrued and included in the condensed consolidated balance sheets at June 30, 2012 as performance compensation payable to related party. The negative performance compensation for the three months ended June 30, 2012 was due to a net investment loss during the period resulting in partial reversal of performance compensation previously accrued based on the investment returns during the first quarter of 2012.

Additionally, pursuant to the Advisory Agreement, a monthly management fee equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors is paid to DME Advisors. Included in the net investment income for the three and six months ended June 30, 2012 are management fees of $4.2 million and $8.3 million, respectively (2011: $3.8 million and $7.6 million, respectively). The management fees have been fully paid as of June 30, 2012.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the six months ended June 30, 2012, there were no indemnification payments made by the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At June 30, 2012, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$200,000	July 20, 2013	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2013	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2013	120 days prior to termination date
JP Morgan Chase Bank N.A	100,000	January 27, 2013	120 days prior to termination date
	$760,000

As of June 30, 2012, an aggregate amount of $395.8 million (December 31, 2011: $382.8 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of June 30, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $404.8 million (December 31, 2011: $410.5 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2012 and December 31, 2011.

Operating Lease

The Company has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, the Company is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and the Company has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of June 30, 2012.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of June 30, 2012.

The total rent expense related to leased office space for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively (2011: $0.1 million and $0.2 million, respectively).

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

Private Equity

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of June 30, 2012, the Company had commitments to invest an additional $19.0 million (December 31, 2011: $19.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2012	2013	2014	2015	2016	Thereafter	Total
	($ in thousands)
Operating lease obligations	$187	$372	$372	$372	$312	$414	$2,029
Specialist service agreement	250	400	150	—	—	—	800
Private equity and limited partnerships (1)	19,037	—	—	—	—	—	19,037
	$19,474	$772	$522	$372	$312	$414	$21,866

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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended			Three months ended			Six months ended			Six months ended
	June 30, 2012			June 30, 2011			June 30, 2012			June 30, 2011
	($ in thousands)			($ in thousands)			($ in thousands)			($ in thousands)
Property
Commercial lines	2,460		2.9%	3,813		3.4%	11,645		4.9%	8,969		4.2%
Motor physical damage	17,701		21.1	541		0.5	35,842		15.2%	(1,115)	(1)	(0.5)
Personal lines	5,524		6.6	58,156		51.3	52,559		22.3	106,050		49.6
Total Property	25,685		30.6	62,510		55.2	100,046		42.4	113,904		53.3
Casualty
General liability	6,499		7.7	11,641		10.3	14,925		6.3	18,637		8.7
Marine liability	—		—	—		—	2,240		0.9	185		0.1
Motor liability	37,334		44.5	20,609		18.2	89,477		37.9	33,672		15.7
Professional liability	(666)	(1)	(0.8)	(185)	(1)	(0.2)	(666)	(1)	(0.3)	240		0.1
Total Casualty	43,167		51.4	32,065		28.3	105,976		44.8	52,734		24.6
Specialty
Financial	1,372		1.6	1,653		1.5	3,305		1.4	6,276		2.9
Health	7,532		9.0	11,326		10.0	19,386		8.2	25,990		12.1
Workers’ compensation	6,230		7.4	5,712		5.0	7,493		3.2	15,101		7.1
Total Specialty	15,134		18.0	18,691		16.5	30,184		12.8	47,367		22.1
	83,986		100.0%	113,266		100.0%	236,206		100.0%	214,005		100.0%
(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	($ in thousands)		($ in thousands)		($ in thousands)		($ in thousands)
U.S.	$83,201	99.1%	$109,699	96.9%	$221,366	93.7%	$200,324	93.6%
Worldwide (1)	1,123	1.3	3,318	2.9	15,178	6.4	13,007	6.1
Caribbean	328	0.4	300	0.3	328	0.1	300	0.1
Europe	(666)	(0.8)	(51)	—	(666)	(0.3)	374	0.2
	$83,986	100.0%	$113,266	100.0%	$236,206	100.0%	$214,005	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2012 and 2011 and financial condition as of June 30, 2012 and December 31, 2011. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Outlook and Trends

We believe the reinsurance industry, in general has been, and for the foreseeable future will remain, over capitalized. There is an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Additionally, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance.
Notwithstanding the foregoing, the over-capitalization of the reinsurance industry may be countered by the introduction of more stringent capital requirements in the industry (particularly in Europe), the recalibration of catastrophe risk models to reflect recent catastrophic activity and a sustained low interest rate environment. We believe the introduction of Solvency II for European insurers and reinsurers will create a demand for capital and/or reinsurance solutions for some smaller and less diversified companies. Risk Management Solutions ("RMS") released a new version of its widely used catastrophe model ("RMS 11.0") which has had the impact of increasing the modeled expected losses for many catastrophe programs in the United States. If the new model version is widely adopted by the reinsurance market, property catastrophe pricing could increase. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies. We believe the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
Overall, we believe we are in a hardening market, but industry over-capitalization will temper rate increases and that overall increases will not significantly exceed loss trends. The result is a slightly improving market, but with many areas of the market continuing to operate at levels which we believe are economically irrational. Price increases could occur earlier if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.
Our reinsurance portfolio is currently concentrated in five areas - Florida homeowners, small account workers' compensation and general liability for contractors, U.S. employer health stop loss, catastrophe retrocession and private passenger automobile. While each of these areas is competitive, we believe we are experiencing rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases, although the rate of increase has slowed relative to the prior period. Additionally, property catastrophe retrocession pricing increased moderately during 2011 and increased again during the first half of 2012. We continue to look for attractive opportunities in this area of the market; however, as mentioned earlier, the influx of new capacity has increased competition.
We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of strategic relationships and our "A (Excellent)" rating by A.M. Best. Meanwhile, there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. So far in 2012, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. We converted some of these opportunities into bound contracts, and are currently analyzing others. Further, there has been additional consolidation activity in the industry and we believe if such activity continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.
We believe our investment portfolio continues to be conservatively postured in 2012, with a net long position of 51% as of June 30, 2012. The challenging investment environment has continued throughout the year, with significant uncertainty and global geopolitical and economic headwinds. Equity markets in the U.S. and Europe are volatile, due to slowing economic growth and concerns about the sustainability of monetary and fiscal policies. Rising concern about sovereign debt, particularly in Europe, appears likely to limit further fiscal stimulus. Given the challenging macroeconomic environment, we intend, for the foreseeable future, to continue holding a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.
We intend to continue to monitor market conditions to position ourselves to participate in future under-served or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.
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

Results of Operations

Three and six months ended June 30, 2012 and 2011

For the three months ended June 30, 2012, we reported a net loss of $36.1 million, as compared to a net loss of $16.0 million reported for the same period in 2011. The underwriting income before general and administrative expenses for the three months ended June 30, 2012 was $4.8 million, compared to $7.5 million for the same period in 2011. The decrease in underwriting income for the three months ended June 30, 2012 was primarily due to an increase in the composite ratio for the period. For the three months ended June 30, 2012, our overall composite ratio increased to 96.4%, from 93.0% during the same period in 2011. For the three months ended June 30, 2012, our investment portfolio reported a net loss of $36.9 million, or a loss of 3.3%, on our investment account,  compared to a net investment loss of $19.5 million, or a loss of 1.9%, for the same period in 2011.

For the six months ended June 30, 2012, we reported a net income of $29.1 million, compared to a net loss of $59.0 million reported for the same period in 2011. Our investment portfolio reported a net income of $34.7 million, or a return of 3.0%, for the six months ended June 30, 2012, compared to a net investment loss of $55.6 million, or a loss of 5.2%, for the same period in 2011. Underwriting income reported for the six months ended June 30, 2012 increased by $2.2 million to $7.0 million from $4.8 million reported for the six months ended June 30, 2011.

For the three months ended June 30, 2012, the basic adjusted book value per share decreased by $0.98 per share, or 4.1%, to $22.74 per share from $23.72 per share at March 31, 2012. During the three months ended June 30, 2012, fully diluted adjusted book value decreased by $0.95 per share, or 4.1%, to $22.34 per share from $23.29 per share at March 31, 2012.

For the six months ended June 30, 2012, the basic adjusted book value per share increased by $0.76 per share, or 3.5%, to $22.74 per share from $21.98 per share at December 31, 2011. During the six months ended June 30, 2012, fully diluted adjusted book value increased by $0.73 per share, or 3.4%, to $22.34 per share from $21.61 per share at December 31, 2011.

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

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (GAAP)	$845,696	$881,304	$845,698	$765,958	$770,185
Less: Non-controlling interest in joint venture	(11,778)	(12,227)	(42,595)	(33,866)	(33,709)
Basic adjusted book value per share numerator	833,918	869,077	803,103	732,092	736,476
Add: Proceeds from in-the-money stock options issued and outstanding	18,215	18,215	18,215	16,590	16,590
Fully diluted adjusted book value per share numerator	$852,133	$887,292	$821,318	$748,682	$753,066
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,678,653	36,633,638	36,538,149	36,509,036	36,575,816
Add: In-the-money stock options issued and outstanding	1,469,000	1,469,000	1,469,000	1,419,000	1,419,000
Fully diluted adjusted book value per share denominator	38,147,653	38,102,638	38,007,149	37,928,036	37,994,816
Basic adjusted book value per share	$22.74	$23.72	$21.98	$20.05	$20.14
Fully diluted adjusted book value per share	$22.34	$23.29	$21.61	$19.74	$19.82

Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$80,706	96.1%	$108,601	95.9%	$217,313	92.0%	$200,954	93.9%
Severity	3,280	3.9	4,665	4.1	18,893	8.0	13,051	6.1
Total	$83,986	100.0%	$113,266	100.0%	$236,206	100.0%	$214,005	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from quarter to quarter depending on the specific market opportunities that we pursue.

For the three months ended June 30, 2012, the premiums written relating to frequency contracts decreased by $27.9 million, or 25.7%, compared to the same period in 2011. The decrease in frequency premiums written is primarily related to the Florida homeowners' personal lines contracts which decreased by $52.4 million due to the termination of a large contract during the fourth quarter of 2011, as well as due to a decrease in the underlying premiums on other existing Florida homeowners' contracts where the ceding insurer culled its non-performing third party agents in order to maintain a more profitable book of business. Furthermore, one of the Florida homeowners' contracts was renewed during the second quarter of 2012 at a lower quota share percentage than the expiring contract, which resulted in a decrease in premiums written for the quarter compared to same quarter in 2011.

Offsetting these decreases, our motor liability and motor physical damage premiums for the three months ended June 30, 2012 increased by $16.7 million and $17.1 million, respectively. The motor liability line includes both commercial automobile contracts as well as private automobile contracts (also referred to as non-standard automobile). For the three months ended June 30, 2012, the commercial automobile premiums written decreased by $17.3 million, while the private automobile premiums written increased by $34.0 million as a result of new non-standard automobile contracts entered into during late 2011 and early 2012. We canceled the commercial automobile coverage on a multi-line contract during 2012 which resulted in the decrease in commercial automobile premiums. Other less significant decreases related to our general liability and specialty health lines which decreased $5.1 million and $3.8 million, respectively, primarily due to the cancellation of one contract for each of these lines.

For the six months ended June 30, 2012, the frequency gross premiums increased by $16.4 million, or 8.1%, primarily as a result of our motor liability and motor physical damage premiums, which increased by $55.8 million and $37.0 million, respectively. The increase in motor liability line includes an increase of $86.9 million in private automobile premiums written as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $31.5 million in commercial automobile premiums written as we canceled the commercial automobile coverage on a multi-line contract during 2012. For the six months ended June 30, 2012, our Florida homeowners' personal lines contracts decreased by $54.2 million due to the reasons explained above. Other less significant decreases related to our workers' compensation, general liability, specialty health, and financial (surety and trade credit) lines which decreased $7.6 million, $3.7 million, $6.6 million and $3.0 million, respectively.

For the three months ended June 30, 2012, the premiums written relating to severity contracts decreased by $1.4 million, or 29.7%, compared to the same period in 2011. The decrease was primarily due to timing of a property catastrophe contract, which was renewed in the first quarter of 2012, while in the prior year it was written in the second quarter of 2011.

For the six months ended June 30, 2012, the increase in severity premiums of $5.8 million, or 44.8%, compared to the same period in 2011 was principally due to the renewal of our existing multi-line property catastrophe contracts with higher aggregate limits as well as higher pricing. During the six month ended June 30, 2012 we restructured some of our property catastrophe contracts and increased our limits of coverage while also increasing the thresholds for losses entering our layer of coverage. As a result, while direct comparison of pricing is not possible, overall we obtained slightly higher prices on renewing contracts that had no claims reported during the prior year and significantly higher prices on catastrophe contracts that experienced losses during 2011.

For the three months ended June 30, 2012, our ceded premiums decreased by $21.8 million, to negative $4.6 million compared to $17.2 million for the same period in 2011. For the six months ended June 30, 2012, our ceded premiums decreased by $14.3 million, to $6.4 million compared to $20.7 million for the same period in 2011. The decrease in ceded premiums for both the three and six months ended June 30, 2012 was principally due to downward premium adjustments on a retroceded Florida homeowners' personal lines contract based on indications from the ceding insurer during the second quarter of 2012 that the underlying premiums will be lower than previously estimated due to culling of its third party agents.

Details of net premiums written are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$85,308	96.3%	$91,418	95.1%	$210,920	91.8%	$180,295	93.2%
Severity	3,280	3.7	4,665	4.9	18,893	8.2	13,051	6.8
Total	$88,588	100.0%	$96,083	100.0%	$229,813	100.0%	$193,346	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$125,130	96.2%	$104,594	97.6%	$222,013	95.9%	$202,879	95.6%
Severity	4,884	3.8	2,557	2.4	9,589	4.1	9,429	4.4
Total	$130,014	100.0%	$107,151	100.0%	$231,602	100.0%	$212,308	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the three months ended June 30, 2012, the frequency earned premiums increased by $20.5 million, or 19.6%, primarily as a result of our motor liability and motor physical damage contracts which increased net earned premiums by $37.7 million and $15.4 million, respectively. The increase in motor liability line includes an increase of $43.3 million in private automobile earned premiums as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $5.6 million in commercial automobile earned premiums as we canceled the commercial automobile coverage on a multi-line contract during 2012. For the three months ended June 30, 2012, our Florida homeowners' personal lines earned premiums decreased by $26.1 million primarily due to a contract commuted during the fourth quarter of 2011. Other less significant decreases related to our general liability and specialty health lines which decreased $6.6 million and $4.7 million, respectively, due to cancellation of one contract for each of these lines.

For the six months ended June 30, 2012, the frequency earned premiums increased by $19.1 million, or 9.4%, primarily due to the same reasons explained above for the three months ended June 30, 2012.

Premiums relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended June 30, 2012, severity net earned premiums increased $2.3 million, or 91.0%, compared to the same period in 2011. The increase related to the higher premiums written on catastrophe contracts renewed during 2012 compared to 2011.

For the six months ended June 30, 2012, severity net earned premiums increased $0.2 million, or 1.7%, compared to the same period in 2011. The increase in severity earned premiums is principally a result of higher premiums written on the catastrophe contracts renewed during 2012 compared to 2011, offset by the lack of additional premiums that had been included in the comparative period on a catastrophe contract which had reported a full limit loss.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred for the three and six months ended June 30, 2012 and 2011, are provided in the following table:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$86,681	99.2%	$60,957	107.2%	$149,890	99.5%	$117,069	95.5%
Severity	656	0.8	(4,087)	(7.2)	754	0.5	5,526	4.5
Total	$87,337	100.0%	$56,870	100.0%	$150,644	100.0%	$122,595	100.0%

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

For the three months ended June 30, 2012 and 2011, the loss ratios for our frequency business were 69.3% and 58.3%, respectively. The increase is primarily attributable to a shift in our mix of business as our personal automobile contracts, which carry a higher loss ratio than our overall frequency book, accounted for approximately 50% of total frequency earned premiums during the three months ended June 30, 2012, compared to 3.3% for the same period in 2011. Other factors contributing to the increase in frequency loss ratio for the three months ended June 30, 2012, were higher loss ratios for some of our Florida homeowners' contracts, workers' compensation contracts, and financial trade credit and surety contracts.

For the three months ended June 30, 2012 and 2011, the loss ratios for our severity business were 13.4% and (159.7)%, respectively. The losses incurred of $0.7 million for severity contracts was primarily due to an increase in loss reserves of $2.1 million on a catastrophe contract based on updated underlying losses estimated by the ceding insurer relating to the New Zealand earthquake. Partially offsetting this increase were elimination of loss reserves of $0.7 million and $0.8 million on a professional indemnity contract and an excess of loss contract, respectively, as underlying losses are no longer expected to reach a level that would impact these contracts. The negative loss ratio for the three months ended June 30, 2011 was primarily due to the reversal of $4.1 million of loss reserves on an aggregate catastrophe contract.

For the six months ended June 30, 2012 and 2011, the loss ratios for our frequency business were 67.5% and 57.7%, respectively. The increase in frequency loss ratio is primarily a result of the growth in personal automobile contracts which generally have higher loss ratios than the other lines of frequency business we write. Since these contracts accounted for approximately 40% of our earned premiums for the six months ended June 30, 2012, compared to 3.7% for the same period in 2011, the overall average loss ratio increased. Additionally, increases in loss ratios for specialty health contracts which are in run off also contributed to the increase in loss reserves.

For the six months ended June 30, 2012 and 2011, the loss ratio for our severity business were 7.9% and 58.6%, respectively. The losses incurred on severity contracts of $0.8 million for the six months ended June 30, 2012, primarily related to the same explanations provided above for the three months ended June 30, 2012.

Losses incurred for the three and six months ended June 30, 2012 and 2011 can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$77,135	$(6,483)	$70,652	$61,886	$(3,254)	$58,632
Change in reserves	16,913	(228)	16,685	(1,105)	(657)	(1,762)
Total	$94,048	$(6,711)	$87,337	$60,781	$(3,911)	$56,870

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$113,161	$(8,662)	$104,499	$98,345	$(4,506)	$93,839
Change in reserves	53,499	(7,354)	46,145	32,016	(3,260)	28,756
Total	$166,660	$(16,016)	$150,644	$130,361	$(7,766)	$122,595

For the six months ended June 30, 2012, our net loss reserves on prior period contracts increased by $10.9 million which primarily related to the following:

•
$5.3 million of adverse loss development, net of retrocesssion recoveries, on multi-line commercial motor and general liability quota share contracts based on data received from the clients and a reassessment in connection with our quarterly reserve analysis which indicated higher large loss activity on the accounts than originally expected;

•
$2.1 million of adverse loss development, net of retrocession recoveries, on a Florida homeowners' contract due to a combination of an increase in attritional losses as well as an increase in sinkhole losses based on updated information received from the ceding insurer during the period as well as a reassessment in connection with our quarterly reserve analysis; and

•
$2.1 million of adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This adverse loss development resulted from revised estimated losses expected on the underlying policies by the ceding insurer.

There were no other significant developments of prior period reserves during the six months ended June 30, 2012.

For the six months ended June 30, 2011, our net loss reserves on prior period contracts increased by $6.3 million which primarily related to the following:

•	$5.9 million of adverse loss development on commercial motor liability contracts currently in run off;

•	$1.7 million of adverse loss development on Florida homeowners' contracts;

•	$1.2 million of favorable loss development on 2009 specialty health contracts;

▪
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

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$37,174	98.1%	$41,855	97.7%	$72,409	97.9%	$83,176	97.9%
Severity	731	1.9	969	2.3	1,521	2.1	1,769	2.1
Total	$37,905	100.0%	$42,824	100.0%	$73,930	100.0%	$84,945	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the three months ended June 30, 2012 and 2011, the acquisition cost ratios for frequency business were 29.7% and 39.9%, respectively. The acquisition cost ratios for severity business were 15.0% and 37.9% for the three months ended June 30, 2012 and 2011, respectively. Overall, our total acquisition cost ratio decreased to 29.2% for the three months ended June 30, 2012 from 39.9% for the corresponding period in 2011.

For the three months ended June 30, 2012, the decrease in the frequency acquisition cost ratio primarily related to the change in mix of business. The personal automobile contracts which carry lower ceding commissions than our other frequency contracts, accounted for approximately 50% of frequency earned premiums for the three months ended June 30, 2012. Therefore, the increase in the volume of personal automobile business resulted in a decrease in the overall frequency acquisition cost ratio. Additionally, due to the adverse loss development on a Florida homeowners' contract, the sliding scale ceding commissions were adjusted downward which also contributed to the decrease in acquisition costs.

For the three months ended June 30, 2012, there was a decrease in the severity acquisition cost ratio from 37.9% to 15.0% which was principally related to a multi-year professional liability excess of loss contract where we are holding a profit commission payable to the client and accrue interest on the amount payable. We record this interest expense as an acquisition cost included in underwriting expense since it is directly related to the profit commission payable on this contract. Given that all the premiums on this contract were earned in prior periods, the interest expense is expected to continue accruing until the profit commission is paid. While the amount of interest expense is fairly fixed, any variation in the severity earned premiums impacts the overall acquisition cost ratio. Since the severity earned premiums were approximately 91% higher during the three months ended June 30, 2012 compared to the same period in 2011, the acquisition cost ratio for the three months ended June 30, 2012 decreased compared to the same period in 2011.

For the six months ended June 30, 2012 and 2011, the acquisition cost ratios for frequency business were 32.6% and 41.0%, respectively. The decrease was primarily due to the same reasons discussed above for the three months ended June 30, 2012.

For the six months ended June 30, 2012 and 2011, the acquisition cost ratios for severity business were 15.9% and 18.8%, respectively. The decrease was primarily related to the multi-year professional liability contract discussed in the preceding paragraph.

General and Administrative Expenses

For the three months ended June 30, 2012 and 2011, our general and administrative expenses were $4.4 million and $4.3 million, respectively. General and administrative expenses for the three months ended June 30, 2012 and 2011 included $0.9 million and $1.0 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

For the six months ended June 30, 2012 and 2011, our general and administrative expenses were $9.0 million and $9.3 million, respectively. General and administrative expenses for the six months ended June 30, 2012 and 2011 include $1.8 million and $2.0 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Realized gains (losses) and change in unrealized gains and losses, net	$(39,080)	$(14,563)	$58,252	$(42,856)
Interest, dividend and other income	6,112	7,228	8,664	9,736
Interest, dividend and other expenses	(8,866)	(8,352)	(16,076)	(14,891)
Investment advisor compensation	4,938	(3,782)	(16,129)	(7,634)
Net investment income (loss)	$(36,896)	$(19,469)	$34,711	$(55,645)

For the three months ended June 30, 2012, investment income, net of all fees and expenses, resulted in a loss of  3.3% on our investment portfolio. This compares to a loss of 1.9% for the same period in 2011. For the three months ended June 30, 2012, our long portfolio reported gross losses of 10.2% which was partially offset by gross gains of 6.3% on our short portfolio.

    For the six months ended June 30, 2012, investment income, net of all fees and expenses, resulted in a return of 3.0% on our investment portfolio. This compares to a loss of 5.2% reported for the same 2011 period. For the six months ended June 30, 2012, our long portfolio reported a gross gain of 5.4% which was partially offset by gross losses on our short portfolio of 0.9%.

For the three months ended June 30, 2012 and 2011, included in investment advisor compensation was $4.2 million and $3.8 million, respectively, relating to management fees paid to DME Advisors.

For the six months ended June 30, 2012, included in investment advisor compensation was $8.3 million (June 30, 2011: $7.6 million) relating to management fees paid to DME Advisors.

Pursuant to the Advisory Agreement, performance compensation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is payable to DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. Included in investment advisor compensation for the three and six months ended June 30, 2012 was performance compensation reversal of $9.1 million and an expense of $7.9 million, respectively.  The reversal was a result of negative investment return for the three months ended June 30, 2012, while the year-to-date investment return remained positive. No performance compensation was recorded for the three and six months ended June 30, 2011 due to a net loss being reported during the three and six months ended June 30, 2011.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last business day of the month of the relevant posting, as well as information on our long and short exposures.  DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy.  Therefore, we present on our website the largest long positions and exposure information as disclosed by DME Advisors or its affiliates to us and their other clients.

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

As of June 30, 2012, a deferred tax asset of $0.1 million (December 31, 2011: $0.1 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. As of June 30, 2012, an accrual for current taxes payable of $0.3 million (December 31, 2011: $0.2 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios for the six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	67.5%	7.9%	65.0%	57.7%	58.6%	57.7%
Acquisition cost ratio	32.6%	15.9%	31.9%	41.0%	18.8%	40%
Composite ratio	100.1%	23.8%	96.9%	98.7%	77.4%	97.7%
Internal expense ratio			3.9%			4.4%
Combined ratio			100.8%			102.1%

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

Financial Condition

Investments and Due to Prime Brokers

Our long investments (including financial contracts receivable) reported in the condensed consolidated balance sheets as of June 30, 2012 were $1,230.3 million compared to $1,053.8 million as of December 31, 2011, an increase of $176.5 million, or 16.7%, due to an increase in unrealized gains on our long investments as well as additional purchases of long investments during the six months ended June 30, 2012. As of June 30, 2012, our exposure to long investments increased to 104%, compared to 89% as of December 31, 2011, while our exposure to short investments increased to 53%, compared to 52% as of December 31, 2011, as we increased the number and size of long and short positions in our portfolio. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of June 30, 2012, we had borrowed $126.9 million (December 31, 2011: $4.3 million) from our prime brokers in order to purchase investment securities and $238.1 million (December 31, 2011: $256.1 million) under term margin agreements from prime brokers to provide collateral for our letters of credit outstanding. The increase in amounts borrowed from prime brokers for investing was due to the increase in our exposure to long and short investments during the six months ended June 30, 2012. The decrease in the collateral for letters of credit was a result of a decrease in letters of credit outstanding under those term margin agreements and letter of credit facility agreements whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of June 30, 2012, 90.2% (December 31, 2011: 86.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 7.8% (December 31, 2011: 11.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.0% (December 31, 2011: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, our investment advisor, based on feedback they receive from executing brokers, market makers and in-house traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2012, $142.2 million (December 31, 2011: $182.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $134.8 million (December 31, 2011: $174.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $7.4 million (December 31, 2011: $7.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the three months ended June 30, 2012, equity securities with a fair value of $1.1 million on the date of transfer, were transferred from Level 3 to Level 2 classification. These securities became publicly listed and commenced trading on an exchange during the quarter. However, due to a lock-up period, the securities held in our investment portfolio are restricted from being traded for 120 days. Therefore, a discount factor has been applied to determine the fair value of these securities as of June 30, 2012 and these securities have been classified as Level 2. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements. No other transfers into or out of Level 3 took place during the three and six months ended June 30, 2012.

During the three months ended June 30, 2012, equity securities with a fair value of $29.4 million on the date of transfer, were transferred from a Level 2 to a Level 1 classification as the lock-up period on these securities ended and a discount factor was no longer applied in determining the fair value of these securities.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of June 30, 2012, our securities sold, not yet purchased decreased by $20.3 million, or 3.0%, to $663.5 million from $683.8 million at December 31, 2011. This decrease was primarily the result of the disposal of certain sovereign debt instruments, sold short. For the same period, our restricted cash decreased from $957.5 million to $922.9 million, a decrease of $34.6 million, or 3.6%, primarily as a result of needing less collateral to support the overall reduction in securities sold short.

Although the amount of securities sold, not yet purchased decreased during the first six months of 2012, our reported exposure to short investments increased marginally to 53% compared to 52% as of December 31, 2011.  The reported exposure did not decrease in line with the decrease in the amount of securities sold, not yet purchased because sovereign debt instruments are excluded from our investment exposure calculation.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Expenses Recoverable

Reserves for loss and loss adjustment expenses as of June 30, 2012 and December 31, 2011 were comprised of the following table:

	June 30, 2012			December 31, 2011
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$121,203	$140,167	$261,370	$85,186	$117,850	$203,036
Severity	11,817	21,460	33,277	18,136	20,107	38,243
Total	$133,020	$161,627	$294,647	$103,322	$137,957	$241,279

The increase in frequency loss reserves is principally a result of estimated losses incurred associated with the additional premiums earned during the six months ended June 30, 2012. The decrease in severity case reserves is due to loss payments being made on older severity contracts. For most of our contracts written as of June 30, 2012, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of July 27, 2012, our maximum aggregate loss exposure to any series of natural peril events was $110.6 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$77,060	$110,640
Europe	47,500	49,500
Japan	47,500	49,500
Rest of the world	47,500	49,500
Maximum Aggregate	77,060	110,640
 (1)           Includes the Caribbean

For the six months ended June 30, 2012, loss and loss expenses recoverable increased by $7.2 million, or 24.0%, to $36.9 million principally due to the increase in ceded premiums relating to a Florida homeowners' contract, and to a lesser extent, due to our prior year multi-line retroceded contracts which experienced adverse loss development as a result of an increase in large losses on the corresponding assumed quota share contracts.

Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, was unchanged at $845.7 million as of June 30, 2012 compared to $845.7 million as of December 31, 2011. Retained earnings increased due to net income of $29.1 million reported for the three months ended June 30, 2012, while the non-controlling interest decreased by $30.8 million primarily due to withdrawal of funds by DME Advisors from the joint venture during the six months ended June 30, 2012.

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

As of June 30, 2012, Greenlight Re was rated “A (Excellent)” with a stable outlook, while GRIL was rated "A- (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of June 30, 2012, approximately 94% of our investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of June 30, 2012, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the six months ended June 30, 2012, we used $0.1 million in cash from operations principally for underwriting activities. We used $30.9 million in net investing activities which included $34.0 million withdrawn by our investment advisor to reduce its non-controlling interest in the joint venture. Our short-term borrowings from prime brokers also increased by $104.6 million as a result of increases in the long and short exposures of our investment portfolio. There were no notable cash flows related to financing activities during the six months ended June 30, 2012.

As of June 30, 2012, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of June 30, 2012, we had no plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2012, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of June 30, 2012, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2012, we had four letter of credit facilities totaling $760.0 million (December 31, 2011: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of June 30, 2012, an aggregate amount of $395.8 million (December 31, 2011: $382.8 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. At June 30, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $404.8 million (December 31, 2011: $410.5 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the six months ended June 30, 2012.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, on June 22, 2012, we renewed our Form S-3 registration statement , which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2012.

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to repurchase any of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. As of June 30, 2012, the Company was authorized to purchase up to 1,771,100 of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. No Class A ordinary shares were repurchased by the Company during the six months ended June 30, 2012.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of June 30, 2012, there were 1,182,269 Class A ordinary shares available for future issuance.

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

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2012 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$372	$744	$636	$277	$2,029
Specialist service agreement	500	300	—	—	800
Private equity and limited partnerships (2)	19,037	—	—	—	19,037
Loss and loss adjustment expense reserves (3)	144,789	111,879	28,633	9,346	294,647
	$164,698	$112,923	$29,269	$9,623	$316,513
 (1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of June 30, 2012, we had made total commitments of $47.8 million in private investments of which we have invested $28.8 million, and our remaining commitments to these investments total $19.0 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

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

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

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

On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced incentive compensation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance compensation in a year in which the investment portfolio incurs a loss. For the six months ended June 30, 2012, performance allocation of $7.9 million was included in net investment income for the period and was accrued and included in the condensed consolidated balance sheets at June 30, 2012, as performance compensation payable to a related party.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk;

•    effects of inflation; and

•    political risk.

Equity Price Risk

As of June 30, 2012, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2012, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $52.8 million, or 4.8%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2012, we had loss reserves reported in foreign currencies of £9.0 million. Additionally, we are exposed to fluctuations in foreign currencies on certain worldwide catastrophe aggregate loss contracts where the thresholds for losses entering into our layers of coverage are denominated in U.S. dollars while the underlying losses on these contracts are determined by the insurer in foreign currencies. Changes in currency exchange rates may result in aggregated losses that were not previously expected to attach to our layer, subsequently breaching into our coverage layer, or vice versa. As of June 30, 2012, we estimated that a 10% decrease in the U.S dollar against both the New Zealand dollar and the Australian dollar (all else being constant) would result in additional estimated loss reserves of $1.4 million on an aggregate loss contract. Alternatively, a 10% increase in the U.S dollar against both the New Zealand dollar and the Australian dollar, would result in a reduction of $2.2 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2012, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances (shorts and longs) denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2012:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$133	—%	$(133)	—%
Euro	16,721	1.5	(4,657)	(0.4)
Japanese Yen	29,616	2.7	(8,746)	(0.8)
Swiss Franc	688	0.1	(688)	(0.1)
Other	249	—	(249)	—
Total	$47,407	4.3%	$(14,473)	(1.3)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2012:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$7,386	0.7%	$(8,090)	(0.7)%
Credit default swaps	(117)	—	117	—
Interest rate options	1,606	0.1	(451)	—
Futures	19,702	1.8	(21,413)	(1.9)
Net exposure to interest rate risk	$28,577	2.6%	$(29,837)	(2.7)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of July 27, 2012, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. As of June 30, 2012, the Company was authorized to purchase up to 1,771,100 of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the six months ended June 30, 2012.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

On July 26, 2012, GLRE, Greenlight Re and Barton Hedges entered into an amended and restated employment agreement (the “Amended Agreement”), pursuant to which Mr. Hedges' employment agreement, dated as of July 27, 2011 and effective as of August 15, 2011 (the “Prior Agreement”) was amended and restated.  The Amended Agreement eliminates: (i) a Change of Control of the Company (as defined in the Prior Agreement) as a basis for Good Reason (as defined in the Prior Agreement); and (ii) the definition of Change in Control of the Company.  None of the other terms and conditions of the Prior Agreement, which were disclosed in a Form 8-K filed by GLRE on August 15, 2011 and are incorporated herein by reference, were modified in any material respect.

The foregoing is a summary of the Amended Agreement and is qualified in its entirety by the Amended Agreement filed herewith as Exhibit 10.1.

Item 6.    EXHIBITS

10.1	Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges.
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

*
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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Barton Hedges
Name:	Barton Hedges
Title:	Chief Executive Officer
Date:	July 30, 2012
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	July 30, 2012