Form 10-Q
period 2012-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2012-10-31
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,423,704
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	Outstanding as of October 30, 2012

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$6,361	$10,639
Equity securities, trading, at fair value	1,068,534	890,822
Other investments, at fair value	146,576	128,685
Total investments	1,221,471	1,030,146
Cash and cash equivalents	22,301	42,284
Restricted cash and cash equivalents	1,289,434	957,462
Financial contracts receivable, at fair value	18,983	23,673
Reinsurance balances receivable	185,068	141,278
Loss and loss adjustment expenses recoverable	34,006	29,758
Deferred acquisition costs, net	57,735	68,725
Unearned premiums ceded	6,041	27,233
Notes receivable	19,078	17,437
Other assets	3,553	5,492
Total assets	$2,857,670	$2,343,488
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,020,031	$683,816
Financial contracts payable, at fair value	15,609	6,324
Due to prime brokers	296,739	260,359
Loss and loss adjustment expense reserves	349,395	241,279
Unearned premium reserves	185,053	225,735
Reinsurance balances payable	36,289	32,192
Funds withheld	18,433	38,031
Other liabilities	10,260	10,054
Performance compensation payable to related party	31,646	—
Total liabilities	1,963,455	1,497,790
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,423,704 (2011: 30,283,200): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2011: 6,254,949))	3,668	3,654
Additional paid-in capital	491,262	488,478
Retained earnings	386,172	310,971
Shareholders’ equity attributable to shareholders	881,102	803,103
Non-controlling interest in joint venture	13,113	42,595
Total equity	894,215	845,698
Total liabilities and equity	$2,857,670	$2,343,488

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2012 and 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Gross premiums written	$67,644	$93,156	$303,850	$307,160
Gross premiums ceded	30,637	(9,308)	24,244	(29,967)
Net premiums written	98,281	83,848	328,094	277,193
Change in net unearned premium reserves	18,276	6,500	20,065	25,462
Net premiums earned	116,557	90,348	348,159	302,655
Net investment income (loss)	96,450	1,070	131,161	(54,574)
Other income (expense), net	191	184	(256)	(163)
Total revenues	213,198	91,602	479,064	247,918
Expenses
Loss and loss adjustment expenses incurred, net	126,624	62,399	277,268	184,994
Acquisition costs, net	33,820	31,847	107,751	116,792
General and administrative expenses	4,637	1,532	13,619	10,867
Total expenses	165,081	95,778	398,638	312,653
Income (loss) before income tax expense	48,117	(4,176)	80,426	(64,735)
Income tax expense	(645)	(148)	(707)	(189)
Net income (loss) including non-controlling interest	47,472	(4,324)	79,719	(64,924)
(Income) loss attributable to non-controlling interest in joint venture	(1,335)	(156)	(4,518)	1,492
Net income (loss)	$46,137	$(4,480)	$75,201	$(63,432)
Earnings (loss) per share
Basic	$1.26	$(0.12)	$2.05	$(1.75)
Diluted	$1.23	$(0.12)	$2.01	$(1.75)
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	36,678,653	36,153,743	36,630,136	36,153,743
Diluted	37,402,725	36,153,743	37,360,049	36,153,743

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' Equity Attributable to Shareholders	Non-controlling interest in joint venture	Total Equity
Balance at December 31, 2010	$3,646	$485,555	$304,202	$793,403	$45,758	$839,161
Issue of Class A ordinary shares, net of forfeitures	5	—	—	5	—	5
Share-based compensation expense, net of forfeitures	—	2,116	—	2,116	—	2,116
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,400)	(10,400)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(1,492)	(1,492)
Net income (loss)	—	—	(63,432)	(63,432)	—	(63,432)
Balance at September 30, 2011	$3,651	$487,671	$240,770	$732,092	$33,866	$765,958

Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698
Issue of Class A ordinary shares, net of forfeitures	14	—	—	14	—	14
Share-based compensation expense, net of forfeitures	—	2,784	—	2,784	—	2,784
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(34,000)	(34,000)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	4,518	4,518
Net income (loss)	—	—	75,201	75,201	—	75,201
Balance at September 30, 2012	$3,668	$491,262	$386,172	$881,102	$13,113	$894,215

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2012	2011
Cash provided by (used in) operating activities
Net income (loss)	$75,201	$(63,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(168,321)	110,679
Net realized (gains) losses on investments and financial contracts	(18,542)	(83,294)
Foreign exchange (gains) losses on restricted cash and cash equivalents	(218)	5,883
Income (loss) attributable to non-controlling interest in joint venture	4,518	(1,492)
Share-based compensation expense, net of forfeitures	2,798	2,121
Depreciation expense	188	170
Net change in
Reinsurance balances receivable	(43,790)	(21,852)
Loss and loss adjustment expenses recoverable	(4,248)	(9,707)
Deferred acquisition costs, net	10,990	7,530
Unearned premiums ceded	21,192	(12,530)
Other assets	1,751	574
Loss and loss adjustment expense reserves	108,116	54,633
Unearned premium reserves	(40,682)	(12,934)
Reinsurance balances payable	4,097	15,567
Funds withheld	(19,598)	1,878
Other liabilities	206	(1,082)
Performance compensation payable to related party	31,646	—
Net cash used in operating activities	(34,696)	(7,288)
Investing activities
Purchases of investments and financial contracts	(1,039,781)	(1,351,317)
Sales of investments and financial contracts	1,385,509	1,283,153
Change in due to prime brokers	36,380	46,247
Change in restricted cash and cash equivalents, net	(331,754)	30,653
Change in notes receivable, net	(1,641)	(3,459)
Non-controlling interest withdrawal from joint venture	(34,000)	(10,400)
Fixed assets additions	—	(460)
Net cash provided by (used in) investing activities	14,713	(5,583)
Net decrease in cash and cash equivalents	(19,983)	(12,871)
Cash and cash equivalents at beginning of the period	42,284	45,540
Cash and cash equivalents at end of the period	$22,301	$32,669
Supplementary information
Interest paid in cash	$17,765	$12,203
Interest received in cash	855	629
Income tax paid in cash	206	491

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2012

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
The results for the nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full calendar year.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2012 and December 31, 2011, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2012, $10.0 million (December 31, 2011: $10.1 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2012, $0.9 million and $1.3 million (2011: $0.7 million and $3.3 million) of net profit commission expenses were included in acquisition costs, respectively, on the condensed consolidated statements of income.

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

For the nine months ended September 30, 2012, the notes earned interest at annual interest rates ranging from 6.0% to 15.0% and had remaining maturity terms ranging from approximately 2 years to 7 years. At September 30, 2012, included in the notes receivable balance was $16.5 million (December 31, 2011: $16.5 million), related to notes placed on non-accrual status based on expectations of the Company’s ability to collect any further interest that would accrue up to maturity. At September 30, 2012, included in the notes receivable balance was $2.0 million of accrued interest (December 31, 2011: $2.0 million). For the nine months ended September 30, 2012 and September 30, 2011, no interest was received relating to the notes placed on non-accrual status.

Based on management’s assessment, the recorded values of the notes at September 30, 2012 and December 31, 2011, were expected to be fully collectible and therefore no provision for uncollectible amounts was deemed necessary at September 30, 2012 and December 31, 2011. Interest income earned on notes receivable is included under net investment income in the condensed consolidated statements of income.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2012, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $5.1 million and $0.7 million of deposit assets and deposit liabilities (December 31, 2011: $4.7 million and $1.1 million), respectively. For the three and nine months ended September 30, 2012, $0.0 million and $0.2 million was included in other income (expense), net, relating to losses on deposit accounted contracts (2011: $0.2 million and $0.5 million), respectively. There was no gain on deposit accounted contracts recorded for the three and nine months ended September 30, 2012 and 2011.

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

At September 30, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	200	(200)	—
Furniture and fixtures	451	(210)	241
Leasehold improvements	1,487	(452)	1,035
Total	2,138	(862)	1,276

At December 31, 2011, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	200	(200)	—
Furniture and fixtures	451	(142)	309
Leasehold improvements	1,487	(332)	1,155
Total	2,138	(674)	1,464

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the nine months ended September 30, 2012 and the year ended December 31, 2011, there were no impairments in fixed assets.

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

The Company’s “other investments” may include investments in private and unlisted equity securities, limited partnerships, and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments.

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

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps (“CDS”), futures, options, currency forwards and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be obligated to make payments upon settlement of the contract.

Total return swap agreements, included on the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company may not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on interest rates, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income in the condensed consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income in the condensed consolidated statements of income.

Financial contracts may also include exchange traded futures or options contracts that are based on the movement of a particular index, commodity, currency or interest rate. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value measured based on the observable quoted prices of the same or similar financial contracts in an active market (Level 1) or on broker quotes which reflect market information based on actual transactions (Level 2). Amounts invested in exchange traded options and over the counter (“OTC”) options are recorded either as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2) such as multiple quotes from brokers and market makers, which are considered to be binding.

The Company purchases and sells CDS for strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to pay the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

Comprehensive Income (Loss)

The Company has no other comprehensive income (loss), other than the net income (loss) disclosed in the condensed consolidated statements of income.

Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all stock options outstanding and all participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding - basic	36,678,653	36,153,743	36,630,136	36,153,743
Effect of dilutive service provider share-based awards	147,659	—	148,518	—
Effect of dilutive employee and director share-based awards	576,413	—	581,395	—
Weighted average share outstanding - diluted	37,402,725	36,153,743	37,360,049	36,153,743
Anti-dilutive stock options outstanding	180,000	280,000	180,000	280,000
Participating securities excluded from calculation of loss per share	—	355,293	—	355,293

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service. Verdant’s taxable income is generally expected to be taxed at a rate of 35%.

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

Recently Adopted Accounting Standards

In December 2011, the FASB issued Accounting Standards Update No. 2011-11- (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments. ASU 2011-11 will become effective for the Company during the first quarter of 2013 with retrospective disclosure required for all comparative periods presented. The Company is in the process of evaluating the impact of ASU 2011-11 on its disclosures, however, the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s results of operations or financial position.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2012:

	Fair Value Measurements as of September 30, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$6,022	$339	$6,361
Listed equity securities	1,065,387	3,147	—	1,068,534
Commodities	110,589	—	—	110,589
Private and unlisted equity securities	—	—	35,987	35,987
Financial contracts receivable	—	18,983	—	18,983
	$1,175,976	$28,152	$36,326	$1,240,454
Liabilities:
Listed equity securities, sold not yet purchased	$(770,282)	$—	$—	$(770,282)
Debt instruments, sold not yet purchased	—	(249,749)	—	(249,749)
Financial contracts payable	(1,142)	(14,467)	—	(15,609)
	$(771,424)	$(264,216)	$—	$(1,035,640)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2011:

	Fair Value Measurements as of December 31, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$10,174	$465	$10,639
Listed equity securities	866,069	24,753	—	890,822
Commodities	97,506	—	—	97,506
Private and unlisted equity securities	—	—	31,179	31,179
Financial contracts receivable	881	22,529	263	23,673
	$964,456	$57,456	$31,907	$1,053,819
Liabilities:
Listed equity securities, sold not yet purchased	$(539,197)	$—	$—	$(539,197)
Debt instruments, sold not yet purchased	—	(144,619)	—	(144,619)
Financial contracts payable	(1,070)	(5,254)	—	(6,324)
	$(540,267)	$(149,873)	$—	$(690,140)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 30, 2012				Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 30, 2012
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)				($ in thousands)
Beginning balance	$343	$38,805	$14	$39,162	$465	$31,179	$263	$31,907
Purchases	—	365	—	365	—	7,277	—	7,277
Sales	—	(300)	—	(300)	(1)	(792)	—	(793)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(4)	945	(14)	927	(125)	3,299	(263)	2,911
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(3,828)	—	(3,828)	—	(4,976)	—	(4,976)
Ending balance	$339	$35,987	$—	$36,326	$339	$35,987	$—	$36,326

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 30, 2011				Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 30, 2011
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)				($ in thousands)
Beginning balance	$793	$39,911	$—	$40,704	$3,245	$42,947	$214	$46,406
Purchases	—	1,773	460	2,233	—	6,371	460	6,831
Sales	(4)	(10,642)	—	(10,646)	(2,405)	(12,007)	—	(14,412)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(279)	(1,138)	(70)	(1,487)	(330)	2,255	(284)	1,641
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(9,662)	—	(9,662)
Ending balance	$510	$29,904	$390	$30,804	$510	$29,904	$390	$30,804

During the three and nine months ended September 30, 2012, $3.8 million and $5.0 million, respectively, of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities started actively trading on a listed exchange during 2012. However, due to lock-up period restrictions on these securities, a liquidity discount was used in determining their fair value at the date of transfer, and therefore classified as Level 2.

Additionally, during the three and nine months ended September 30, 2012, $1.0 million and $30.4 million, respectively, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2012.

During the nine months ended September 30, 2011, $9.7 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during the first quarter of 2011. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, realized gains of $0.1 million and $0.4 million, (2011: realized losses of $0.3 million and $0.3 million), respectively, and change in unrealized gains of $0.8 million and $2.8 million (2011: unrealized losses of $1.1 million and unrealized gains of $2.2 million) on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the condensed consolidated statements of income. In addition, for the three and nine months ended September 30, 2012, amortization expense of $0 and $0.3 million (2011: $0.1 million and $0.3 million), respectively, relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

Investments

Debt instruments, trading

At September 30, 2012, the following investments were included in debt instruments:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,120	$354	$(1,838)	$2,636
Corporate debt – Non U.S.	1,179	13	—	1,192
Sovereign debt – Non U.S.	$2,113	$420	$—	2,533
Total debt instruments	$7,412	$787	$(1,838)	$6,361

At December 31, 2011, the following investments were included in debt instruments:

2011	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,064	$49	$(1,685)	$2,428
Corporate debt – Non U.S.	5,010	435	—	5,445
Sovereign debt – Non U.S.	2,481	285	—	2,766
Total debt instruments	$11,555	$769	$(1,685)	$10,639

The maturity distribution for debt instruments held at September 30, 2012 was as follows:

	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—
From one to five years	1,803	2,157
From five to ten years	2,113	2,533
More than ten years	3,496	1,671
	$7,412	$6,361

Investment in Equity Securities, Trading

At September 30, 2012, the following long positions were included in investment securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$885,273	$199,217	$(60,125)	$1,024,365
Exchange traded funds	38,819	5,350	—	44,169
	$924,092	$204,567	$(60,125)	$1,068,534

At December 31, 2011, the following long positions were included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$827,435	$78,947	$(75,593)	$830,789
Exchange traded funds	57,011	6,037	(3,015)	60,033
	$884,446	$84,984	$(78,608)	$890,822

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of September 30, 2012 and December 31, 2011, commodities were comprised of gold bullion.

At September 30, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,362	$45,227	$—	$110,589
Private and unlisted equity securities	33,129	4,110	(1,252)	35,987
	$98,491	$49,337	$(1,252)	$146,576

At December 31, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$32,141	$—	$97,506
Private and unlisted equity securities	32,157	2,146	(3,124)	31,179
	$97,522	$34,287	$(3,124)	$128,685

As of September 30, 2012, included in private and unlisted equity securities are investments in private equity funds with a fair value of $20.2 million (December 31, 2011: $12.8 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to September 30, 2012. The private equity funds have varying lock-up periods and as of September 30, 2012, one hundred percent of the funds were not redeemable due to restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. As of September 30, 2012, the Company had $16.1 million (December 31, 2011: $18.4 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At September 30, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(849,787)	$157,437	$(77,932)	$(770,282)
Corporate debt – U.S	(7,353)	—	(67)	(7,420)
Sovereign debt – Non U.S	(239,852)	1,812	(4,289)	(242,329)
	$(1,096,992)	$159,249	$(82,288)	$(1,020,031)

At December 31, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(583,078)	$98,726	$(54,845)	$(539,197)
Corporate debt – U.S	(1,870)	11	—	(1,859)
Sovereign debt – Non U.S	(153,828)	11,068	—	(142,760)
	$(738,776)	$109,805	$(54,845)	$(683,816)

Financial Contracts

As of September 30, 2012 and December 31, 2011, the Company had entered into total return swaps, CDS, options, futures and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security. In addition, as of December 31, 2011, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon the occurrence of certain specified earthquake events in the U.S.

At September 30, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	2,464,936	$253
Credit default swaps, purchased – corporate debt	USD	39,665	406
Total return swaps – equities	GBP/EUR/HKD	21,854	4,647
Put options	USD	78,475	4,209
Call options	USD	203,332	9,468
Total financial contracts receivable, at fair value			$18,983
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(5,793)
Credit default swaps, purchased – corporate debt	USD	234,212	(3,376)
Futures	USD/EUR	172,486	(940)
Total return swaps – equities	GBP/EUR	33,052	(5,290)
Warrants and rights on listed equities	USD/CAD	203	(203)
Call options	USD	114	(7)
Total financial contracts payable, at fair value			$(15,609)

At December 31, 2011, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,049,338	$2,236
Credit default swaps, purchased – sovereign debt	USD	32,952	6,160
Credit default swaps, purchased – corporate debt	USD	260,862	1,614
Total return swaps - equities	GBP/EUR	45,458	5,390
Put options	USD	132,966	6,849
Call options	USD	2,714	280
Futures	USD	9,075	881
Weather derivative swap	USD	5,000	263
Total financial contracts receivable, at fair value			$23,673
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(2,675)
Credit default swaps, purchased – corporate debt	USD	26,029	(799)
Futures	USD/EUR	149,201	(887)
Total return swaps – equities	GBP/EUR	11,795	(1,714)
Warrants and rights on listed equities	USD/CAD	183	(183)
Call options	USD	718	(66)
Total financial contracts payable, at fair value			$(6,324)

As of September 30, 2012 and December 31, 2011, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options are options on foreign currencies including the Japanese Yen and the Euro denominated in U.S. dollars.

During the three and nine months ended September 30, 2012 and 2011, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income for the three months ended September 30,		Gain (loss) on derivatives recognized in income for the nine months ended September 30,
		2012	2011	2012	2011
		($ in thousands)		($ in thousands)
Interest rate options	Net investment income (loss)	$(379)	$(4,806)	$(1,982)	$(9,360)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(2,448)	5,076	(6,448)	3,100
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(849)	22,703	(4,793)	15,484
Total return swaps – equities	Net investment income (loss)	(1,571)	1,182	(4,053)	4,498
Credit default swaps, issued – corporate debt	Net investment income (loss)	—	—	—	4,785
Options, warrants, and rights	Net investment income (loss)	(3,406)	3,069	(13,572)	(19,051)
Futures	Net investment income (loss)	(4,542)	3,213	(12,501)	5,008
Currency forwards	Net investment income (loss)	—	331	—	(3,612)
Weather derivative swap	Other income (expense), net	(14)	(70)	(263)	(284)
Total		$(13,209)	$30,698	$(43,612)	$568

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$—	$—	$—	$45,966
Total return swaps	17,340	10,645	20,146	31,199
Options	91,011	36,851	535,218	239,554
Futures	259,225	393,683	1,023,492	1,023,239
Weather derivative swap	—	5,000	—	5,000
Total	$367,576	$446,179	$1,578,856	$1,344,958

For the three and nine months ended September 30, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$62,719	$294,584	$276,661	$432,333
Total return swaps	17,005	16,426	28,208	33,029
Options	130,518	—	677,506	230,490
Futures	520,782	302,687	562,508	357,781
Currency forwards	—	113,834	372,843	376,455
Weather derivative swap	5,000	—	5,000	10,000
Total	$736,024	$727,531	$1,922,726	$1,440,088

4.        DUE TO PRIME BROKERS

As of September 30, 2012, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At September 30, 2012, the amounts due to prime brokers included $241.7 million (December 31, 2011: $256.1 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $55.0 million (December 31, 2011: $4.3 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period, up to 5% of net invested assets. At September 30, 2012 and December 31, 2011, the Company was in compliance with the amount of leverage for investment purposes allowed under its investment guidelines.

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

For the three months ended September 30, 2012, loss and loss adjustment expenses incurred of $126.6 million (2011: $62.4 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of negative $5.1 million (2011: $8.6 million). For the nine months ended September 30, 2012, loss and loss adjustment expenses incurred of $277.3 million (2011: $185.0 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $10.9 million (2011: $16.4 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2012, the Company had loss and loss adjustment expense recoverable of $0.1 million (December 31, 2011: $0.1 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company had losses recoverable of $33.9 million (December 31, 2011: $29.7 million) with unrated retrocessionaires. At September 30, 2012 and December 31, 2011, the Company retained $12.5 million and $20.9 million, respectively, of cash collateral from unrated retrocessionaires with whom the Company had losses recoverable as well as other collateral in the form of guarantees. Additionally, the Company retained funds withheld of $5.9 million and $17.1 million as of September 30, 2012 and December 31, 2011, respectively, on other retroceded contracts. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At September 30, 2012 and December 31, 2011, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. As of September 30, 2012, the Company had reserved for issuance 3,500,000 Class A ordinary shares (December 31, 2011: 3,500,000) for eligible participants. At September 30, 2012, 1,136,979 Class A ordinary shares (December 31, 2011: 1,322,773) were available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

During the nine months ended September 30, 2012, 110,701 (2011: 99,573) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after 3 years from the date of issuance, subject to the grantee’s continued service with the Company.

During the nine months ended September 30, 2012, the Company also issued to non-employee directors an aggregate of 35,994 (2011: 33,295) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The restricted share award activity during the nine months ended September 30, 2012 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2011	358,563	$21.03
Granted	146,695	24.61
Vested	(191,136)	17.34
Forfeited	(6,191)	25.44
Balance at September 30, 2012	307,931	$24.94

Employee and Director Stock Options

     During the nine months ended September 30, 2012, 45,290 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2011: 100,000). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2013, 2014 and 2015 and expire 10 years after the grant date. The grant date fair value of these options was $11.04 per share (2011: $10.32 per share), based on the Black-Scholes option pricing model. The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility in determining the expected volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2012	2011
Risk free rate	1.50%	2.27%
Estimated volatility	35%	35%
Expected term (in years)	10	10
Dividend yield	0.0%	0.0%
During the nine months ended September 30, 2012 and 2011, no stock options were exercised. For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the nine months ended September 30, 2012 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2011	1,399,000	$15.06	$6.73
Granted	45,290	23.80	11.04
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2012	1,444,290	$15.33	$6.87

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

Pursuant to the Advisory Agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2012, included in net investment income is performance allocation of $23.8 million and $31.6 million, respectively, (2011: $0 and $0, respectively, due to net investment losses being reported) that was accrued and included in the condensed consolidated balance sheets at September 30, 2012 as performance compensation payable to related party.

Additionally, pursuant to the Advisory Agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three and nine months ended September 30, 2012 are management fees of $4.2 million and $12.5 million, respectively (2011: $3.7 million and $11.3 million, respectively). The management fees have been fully paid as of September 30, 2012.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. During the nine months ended September 30, 2012, there were no indemnification payments made by the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At September 30, 2012, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$200,000	July 20, 2013	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2013	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2013	120 days prior to termination date
JP Morgan Chase Bank N.A	100,000	January 27, 2014	120 days prior to termination date
	$760,000

As of September 30, 2012, an aggregate amount of $402.7 million (December 31, 2011: $382.8 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of September 30, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $422.8 million (December 31, 2011: $410.5 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2012 and December 31, 2011.

Operating Lease

Greenlight Re has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, Greenlight Re is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and Greenlight Re has the option to renew the lease for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of September 30, 2012.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2012.

The total rent expense related to leased office space for the three and nine months ended September 30, 2012 was $0.1 million and $0.3 million, (2011: $0.1 million and $0.2 million), respectively.

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

Private Equity

From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of September 30, 2012, the Company had commitments to invest an additional $23.1 million (December 31, 2011: $19.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2012	2013	2014	2015	2016	Thereafter	Total
	($ in thousands)
Operating lease obligations	$93	$372	$372	$372	$312	$414	$1,935
Specialist service agreement	125	400	150	—	—	—	675
Private equity and limited partnerships (1)	23,107	—	—	—	—	—	23,107
	$23,325	$772	$522	$372	$312	$414	$25,717
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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30,					Nine months ended September 30,
	2012			2011		2012			2011
	($ in thousands)					($ in thousands)
Property
Commercial lines	$—		—%	$1,050	1.1%	$11,646		3.8%	$10,019		3.3%
Motor physical damage	12,895		19.0	615	0.7	48,738		16.1%	(500)	(1)	(0.2)
Personal lines	(1,453)	(1)	(2.1)	56,226	60.4	51,105		16.8%	162,275		52.8
Total Property	11,442		16.9	57,891	62.2	111,489		36.7%	171,794		55.9
Casualty
General liability	5,469		8.1	8,369	9.0	20,393		6.7	27,006		8.8
Marine liability	—		—	175	0.2	2,240		0.7	360		0.1
Motor liability	43,216		63.9	15,038	16.1	132,693		43.7	48,711		15.9
Professional liability	—		—	—	—	(666)	(1)	(0.2)	239		0.1
Total Casualty	48,685		72.0	23,582	25.3	154,660		50.9	76,316		24.9
Specialty
Financial	(3,813)	(1)	(5.6)	3,364	3.6	(508)	(1)	(0.2)	9,640		3.1
Health	9,502		14.0	3,738	4.0	28,888		9.5	29,728		9.7
Workers’ compensation	1,828		2.7	4,581	4.9	9,321		3.1	19,682		6.4
Total Specialty	7,517		11.1	11,683	12.5	37,701		12.4	59,050		19.2
	$67,644		100.0%	$93,156	100.0%	$303,850		100.0%	$307,160		100.0%
(1) The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30,					Nine months ended September 30,
	2012			2011		2012			2011
	($ in thousands)					($ in thousands)
U.S.	$71,709		106.0%	$86,292	92.6%	$293,075		96.5%	$286,616	93.3%
Worldwide (1)	(4,065)	(2)	(6.0)	6,864	7.4	11,113		3.6	19,871	6.5
Caribbean	—		—	—	—	328		0.1	300	0.1
Europe	—		—	—	—	(666)	(2)	(0.2)	373	0.1
	$67,644		100.0%	$93,156	100.0%	$303,850		100.0%	$307,160	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "we," "us," "our," "our company,"  or "the Company" refer to Greenlight Capital Re, Ltd. ("GLRE") and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, ("Greenlight Re"), Greenlight Reinsurance Ireland, Ltd. ("GRIL") and Verdant Holding Company, Ltd. ("Verdant"), unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011 and financial condition as of September 30, 2012 and December 31, 2011. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

General

We are a Cayman Islands headquartered global specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by United States generally accepted accounting principles ("U.S. GAAP"). Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

•    frequency business; and
•    severity business.

Frequency business is generally characterized as contracts containing a potentially large number of small losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength, service and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to greater predictability. We also expect that over time the profit margins and return on equity of our frequency business will be lower than those of our severity business.

Severity business is generally characterized as contracts with the potential for significant losses emanating from one event or multiple events. Clients generally buy this protection to remove volatility from their balance sheets, and accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than those of our frequency business.

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over capitalized. There is an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Additionally, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance.
Notwithstanding the foregoing, the over capitalization of the reinsurance industry may be countered by the introduction of more stringent capital requirements in the industry (particularly in Europe), the recalibration of catastrophe risk models to reflect recent catastrophic activity and a sustained low interest rate environment. We believe the introduction of Solvency II for European insurers and reinsurers will create a demand for capital and/or reinsurance solutions for some smaller and less diversified companies. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies. We believe the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
Overall, we believe we are in a gradually hardening market, but industry over capitalization will temper rate increases and that overall increases will not significantly exceed loss trends. The result is a slightly improving market, but with many areas of the market continuing to operate at levels which we believe are economically irrational. Price increases could occur earlier if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.
Our reinsurance portfolio is currently concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and private passenger automobile. While each of these areas is competitive, we believe we are experiencing rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases, although the rate of increase has slowed relative to the prior period. Additionally, property catastrophe retrocession pricing increased moderately during 2011 and has also increased slightly during 2012. We continue to look for attractive opportunities in this area of the market; however, as mentioned earlier, the influx of new capacity has increased competition.
We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of strategic relationships and Greenlight Re's "A (Excellent)" rating by A.M. Best. Meanwhile, there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. Thus far in 2012, we have seen a number of large, frequency-oriented opportunities that we believe fit well within our business strategy. We converted some of these opportunities into bound contracts, and are currently analyzing others. Further, there has been additional consolidation activity in the industry and we believe if such activity continues and the number of industry participants decreases, we could benefit from increased opportunities since insurers may prefer to diversify their reinsurance placements.
We believe our investment portfolio continues to be conservatively postured in 2012, with a net long position of 26% as of September 30, 2012. The challenging investment environment has continued throughout the year, with significant uncertainty and global geopolitical and economic headwinds. Equity markets in the U.S. and Europe are volatile due to slowing economic growth and concerns about the sustainability of monetary and fiscal policies. Rising concern about sovereign debt, particularly in Europe, appears likely to limit further fiscal stimulus. Given the challenging macroeconomic environment, we intend, for the foreseeable future, to continue holding a significant position in gold and other macro hedges in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

We intend to continue monitoring market conditions to position ourselves to participate in future under-served or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may not be indicative of our future results of operations.
Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2011 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three and nine months ended September 30, 2012 and 2011

For the three months ended September 30, 2012, we reported net income of $46.1 million, as compared to a net loss of $4.5 million reported for the same period in 2011. The underwriting loss before general and administrative expenses for the three months ended September 30, 2012 was $43.9 million, compared to an underwriting loss of $3.9 million for the same period in 2011. The increase in underwriting loss for the three months ended September 30, 2012 was primarily due to strengthening of loss reserves during the quarter relating to commercial motor liability contracts that are currently in run off and to a lesser extent due to adverse development of losses relating to the 2010 earthquake in New Zealand.

One of our commercial motor liability contract covering long haul trucking which we canceled during 2010, accounted for $18.5 million of the underwriting loss during the third quarter of 2012. This book of business is quite mature with a small number of open claims. The rate of new claims being reported on this contract has slowed, however, there is still uncertainty associated with the final outcome of the contract. During the third quarter of 2012, we increased our recorded loss ratio on this contract to122%.

Our commercial motor portfolio also includes two multi-line contracts that contain some long haul trucking but mostly contain small trucks, dump trucks, trash haulers and other commercial vehicles. These two contracts together accounted for $22.1 million of the underwriting loss for the third quarter. We stopped writing new commercial motor liability business under each of these contracts during first quarter of 2012 and canceled one of the multi-line contracts at the end of the second quarter of 2012. This book of business is less mature than our other commercial motor contract however some similar characteristics have emerged in the claims data. Therefore, during the third quarter of 2012, we booked the commercial motor components of these contracts at a 122% loss ratio.

We had previously recorded a $3.1 million loss reserve on a natural peril contract relating to the 2010 New Zealand earthquake. However, as a result of complex engineering and structural requirements as well as legislative building-code changes being implemented in New Zealand, insured losses are expected to increase and as such losses ceded to us are now expected to exceed the maximum limit under the contract. During the three months ended September 30, 2012, we increased the loss reserves by $6.9 million to record a full limit loss of $10.0 million on this contract.

For the three months ended September 30, 2012, our overall composite ratio increased to 137.6%, from 104.3% during the same period in 2011. For the three months ended September 30, 2012, our investment portfolio reported a net income of $96.5 million, or a return of 8.8%, on our investment account, compared to a net investment income of $1.1 million, or a return of 0.1%, for the same period in 2011.

For the nine months ended September 30, 2012, we reported net income of $75.2 million, compared to a net loss of $63.4 million reported for the same period in 2011. Our investment portfolio reported a net income of $131.2 million, or a return of 12.1%, for the nine months ended September 30, 2012, compared to a net investment loss of $54.6 million, or a loss of 5.1%, for the same period in 2011. The underwriting loss before general and administrative expenses for the nine months ended September 30, 2012 was $36.9 million, compared to underwriting income of $0.9 million reported for the nine months ended September 30, 2011. The underwriting loss was primarily due to the reasons explained above.

For the three months ended September 30, 2012, the basic adjusted book value per share increased by $1.28 per share, or 5.6%, to $24.02 per share from $22.74 per share at June 30, 2012. During the three months ended September 30, 2012, fully diluted adjusted book value increased by $1.23 per share, or 5.5%, to $23.57 per share from $22.34 per share at June 30, 2012.

For the nine months ended September 30, 2012, the basic adjusted book value per share increased by $2.04 per share, or 9.3%, to $24.02 per share from $21.98 per share at December 31, 2011. During the nine months ended September 30, 2012, fully diluted adjusted book value increased by $1.96 per share, or 9.1%, to $23.57 per share from $21.61 per share at December 31, 2011.

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

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (US GAAP)	894,215	845,696	881,304	845,698	765,958
Less: Non-controlling interest in joint venture	(13,113)	(11,778)	(12,227)	(42,595)	(33,866)
Basic adjusted book value per share numerator	881,102	833,918	869,077	803,103	732,092
Add: Proceeds from in-the-money stock options issued and outstanding	19,294	18,215	18,215	18,215	16,590
Fully diluted adjusted book value per share numerator	900,396	852,133	887,292	821,318	748,682
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,678,653	36,678,653	36,633,638	36,538,149	36,509,036
Add: In-the-money stock options issued and outstanding	1,514,290	1,469,000	1,469,000	1,469,000	1,419,000
Fully diluted adjusted book value per share denominator	38,192,943	38,147,653	38,102,638	38,007,149	37,928,036
Basic adjusted book value per share	$24.02	$22.74	$23.72	$21.98	$20.05
Fully diluted adjusted book value per share	$23.57	$22.34	$23.29	$21.61	$19.74

Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$67,644	100.0%	$89,656	96.2%	$284,957	93.8%	$290,610	94.6%
Severity	—	—	3,500	3.8	18,893	6.2	16,550	5.4
Total	$67,644	100.0%	$93,156	100.0%	$303,850	100.0%	$307,160	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from quarter to quarter depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2012, the premiums written relating to frequency contracts decreased by $22.0 million, or 24.6%, compared to the same period in 2011. The decrease in frequency gross premiums written was primarily related to the Florida homeowners' personal lines which decreased by $56.5 million. During the third quarter of 2012, we novated certain of our Florida homeowners' contracts and their corresponding retroceded contracts which resulted in a $32.5 million reversal in both gross written premiums and ceded premiums.

In addition, the decrease in gross premiums for the Florida homeowners' personal lines was partially due to contracts which were renewed during 2012, at a lower quota share percentage than the expiring contracts, and partially due to the termination of a contract during the fourth quarter of 2011.

During the third quarter of 2012, we commuted a surety and trade credit contract earlier than its expiration period, which resulted in a $4.1 million reversal of premiums in our financial line of business.

Offsetting these decreases, our motor liability premiums and motor physical damage premiums for the three months ended September 30, 2012 increased by $28.2 million and $12.3 million, respectively. The motor liability line includes both commercial motor contracts as well as private automobile contracts (also referred to as non-standard automobile). For the three months ended September 30, 2012, the commercial motor premiums written decreased by $10.3 million to $2.8 million, while the private automobile premiums written increased by $38.5 million to $40.4 million as a result of new non-standard automobile contracts entered into during late 2011 and early 2012. We canceled the commercial motor coverage on a multi-line contract during 2012 which resulted in the decrease in commercial motor premiums. Additionally, premiums for our specialty health line increased by $5.8 million while workers' compensation and general liabilities lines reported small decreases of $2.8 million and $1.9 million, respectively.

For the three months ended September 30, 2012, there were no new severity contracts written.

For the nine months ended September 30, 2012, the frequency gross premiums decreased by $5.7 million, or 1.9%, primarily as a result of the Florida homeowners' personal lines which decreased $110.6 million due to the reasons explained above. In addition, the financial line premiums decreased $10.3 million due to the commutation of a surety and trade credit contract, while our workers' compensation, and general liability lines decreased by $10.4 million and $5.6 million, respectively due to lower underlying business written by our clients.

Offsetting these decreases, our motor liability and motor physical damage premiums for the nine months ended September 30, 2012, increased by $84.0. million and $49.2 million, respectively. The increase in motor liability line includes an increase of $125.8 million in private automobile premiums written as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $41.8 million in commercial motor premiums written as we canceled the commercial motor coverage on a multi-line contract during 2012.

For the nine months ended September 30, 2012, the increase in severity premiums of $2.3 million, or 14.2%, compared to the same period in 2011 was principally due to the renewal of our existing multi-line property catastrophe contracts with higher aggregate limits as well as higher pricing. During the nine months ended September 30, 2012, we restructured some of our property catastrophe contracts and increased our limits of coverage while also increasing the thresholds for losses entering our layer of coverage. As a result, while direct comparison of pricing is not possible, overall we obtained slightly higher prices on renewing contracts that had no claims reported during the prior year and significantly higher prices on catastrophe contracts that experienced losses during 2011.

For the three months ended September 30, 2012, our ceded premiums decreased by $39.9 million, to negative $30.6 million from $9.3 million for the same period in 2011. For the nine months ended September 30, 2012, our ceded premiums decreased by $54.2 million, to negative $24.2 million from $30.0 million for the same period in 2011. The decrease in ceded premiums for both the three and nine months ended September 30, 2012 was principally due to the novation of the Florida homeowners' personal lines contracts as explained above.

Details of net premiums written are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$98,281	100.0%	$80,348	95.8%	$309,201	94.2%	$260,643	94.0%
Severity	—	—	3,500	4.2	18,893	5.8	16,550	6.0
Total	$98,281	100.0%	$83,848	100.0%	$328,094	100.0%	$277,193	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$111,886	96.0%	$85,301	94.4%	$333,931	95.9%	$288,158	95.2%
Severity	4,671	4.0	5,047	5.6	14,228	4.1	14,497	4.8
Total	$116,557	100.0%	$90,348	100.0%	$348,159	100.0%	$302,655	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection. For the three months ended September 30, 2012, the frequency earned premiums increased by $26.6 million, or 31.2%, primarily as a result of our motor liability and motor physical damage contracts which increased net earned premiums by $37.0 million and $14.6 million, respectively. The increase in motor liability line includes an increase of $41.2 million in private automobile earned premiums as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $4.2 million in commercial motor earned premiums as we canceled the commercial motor coverage on a multi-line contract during 2012.

For the three months ended June 30, 2012, our Florida homeowners' personal lines earned premiums decreased by $15.2 million primarily due to a contract commuted during the fourth quarter of 2011. Additionally, earned premiums for our financial line decreased by $6.2 million, primarily due to the early commutation of a surety and trade credit contract.

Premiums relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended September 30, 2012, severity net earned premiums decreased by $0.4 million, or 7.4%, compared to the same period in 2011. The decrease related to a catastrophe contract which was renewed during 2012 at a lower premium volume (and a correspondingly lower exposure limit) compared to 2011.

For the nine months ended September 30, 2012, the frequency earned premiums increased by $45.8 million, or 15.9%, primarily due to the same reasons explained above. Additionally, earned premiums for general liability and specialty health decreased by $11.9 million and $9.0 million, respectively, as we decided to not renew certain contracts upon expiration during 2012.

For the nine months ended September 30, 2012, severity net earned premiums decreased $0.3 million, or 1.9%, compared to the same period in 2011 due to the reason explained above.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred for the three and nine months ended September 30, 2012 and 2011, are provided in the following table:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$119,902	94.7%	$62,354	99.9%	$269,792	97.3%	$179,342	96.9%
Severity	6,722	5.3	45	0.1	7,476	2.7	5,652	3.1
Total	$126,624	100.0%	$62,399	100.0%	$277,268	100.0%	$184,994	100.0%

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as we deem appropriate based on updated information and our internal actuarial estimates. We expect losses incurred on our severity business to be volatile from period to period.

For the three months ended September 30, 2012 and 2011, the loss ratios for our frequency business were 107.2% and 73.1%, respectively. The increase in loss ratio is primarily attributable to an increase in loss reserves relating to contracts containing commercial motor liability coverages,which are currently in run off. During the third quarter of 2012 the updated loss data relating to these contracts indicated adverse loss development due to several large losses and overall higher settlement amounts on open claims. Other factors contributing to the increase in the frequency loss ratio for the three months ended September 30, 2012, were higher loss ratios for some of our Florida homeowners' contracts impacted by sinkhole losses and damage caused by hurricane Isaac and tropical storm Debby during 2012.

For the three months ended September 30, 2012 and 2011, the loss ratios for our severity business were 143.9% and 0.9%, respectively. The losses incurred of $6.7 million for severity contracts was primarily due to adverse loss development on claims relating the 2010 New Zealand earthquake.

For the nine months ended September 30, 2012 and 2011, the loss ratios for our frequency business were 80.8% and 62.2%, respectively. The increase in loss ratio is primarily attributable to the same reasons explained above.

For the nine months ended September 30, 2012 and 2011, the loss ratios for our severity business were 52.5% and 39.0%, respectively. The losses incurred on severity contracts of $7.5 million for the nine months ended September 30, 2012, primarily related to an increase in loss reserves of $9.0 million relating to the 2010 New Zealand earthquake. Partially offsetting this increase were elimination of loss reserves of $0.7 million and $0.8 million on a professional indemnity contract and an excess of loss contract, respectively, as underlying losses are no longer expected to reach a level that would impact these contracts.

Losses incurred for the three and nine months ended September 30, 2012 and 2011 can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$67,056	$2,175	$69,231	$48,405	$(2,177)	$46,228
Change in reserves	54,488	2,905	57,393	22,617	(6,446)	16,171
Total	$121,544	$5,080	$126,624	$71,022	$(8,623)	$62,399

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$180,217	$(6,487)	$173,730	$146,750	$(6,683)	$140,067
Change in reserves	107,988	(4,450)	103,538	54,634	(9,707)	44,927
Total	$288,205	$(10,937)	$277,268	$201,384	$(16,390)	$184,994

For the nine months ended September 30, 2012, our net loss reserves on prior period contracts increased by $53.8 million which primarily related to the following:

•
$18.8 million of adverse loss development on a commercial motor liability contract that has been in run off since 2010. The increase in loss reserves was based on updated loss data received from the third party claims adjuster and the client, as well as our quarterly analysis of the remaining open claims and the reserves required to settle and resolve all remaining claims and any new reported claims;

•
$21.9 million of adverse loss development, net of retrocesssion recoveries, relating to commercial motor liability exposures that are currently in run-off on two multi-line quota share contracts. Since these contracts are less mature than our other commercial motor liability contract, there is more uncertainty as to the ultimate losses to be paid. As a result we have recorded loss reserves for the commercial motor portion of these contracts consistent with the loss ratio recorded for the more mature commercial motor contract. Loss reserves were increased on these contracts after extensive review of existing claims data, our previous experience with commercial motor liability business and actuarial analysis based on data received from third party claims handlers and the client;

•
$9.0 million of adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This adverse loss development resulted from revised estimated losses expected on the underlying policies by the ceding insurer, primarily due to complex engineering and structural requirements as well as legislative building-code changes being implemented in New Zealand. The updated loss reserves resulted in a full limit loss of $10.0 million under this contract;

•
$4.2 million of adverse loss development, net of retrocession recoveries, on prior period Florida homeowners' contracts due to a combination of an increase in attritional losses as well as an increase in sinkhole losses based on updated information received from the ceding insurer during the period as well as a reassessment in connection with our quarterly reserve analysis.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, our net loss reserves on prior period contracts increased by $19.9 million which primarily related to the following:

•	$15.7 million of adverse loss development on a commercial motor liability contract in run off;

•	$3.6 million of adverse loss development on a multi-line quota share contract;

•	$1.7 million of adverse loss development on Florida homeowners' contracts;

▪	$1.0 million of favorable loss development on a specialty health contract;

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

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	($ in thousands)				($ in thousands)
Frequency	$33,008	97.6%	$30,933	97.1%	$105,418	97.8%	$114,107	97.7%
Severity	812	2.4	914	2.9	2,333	2.2	2,685	2.3
Total	$33,820	100.0%	$31,847	100.0%	$107,751	100.0%	$116,792	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the three months ended September 30, 2012 and 2011, the acquisition cost ratios for frequency business were 29.5% and 36.3%, respectively. The acquisition cost ratios for severity business were 17.4% and 18.1% for the three months ended September 30, 2012 and 2011, respectively. Overall, our total acquisition cost ratio decreased to 29.0% for the three months ended September 30, 2012 from 35.2% for the corresponding period in 2011.

For the three months ended September 30, 2012, the decrease in the frequency acquisition cost ratio primarily related to the change in mix of business. The personal automobile contracts which carry lower ceding commissions than our other frequency contracts, accounted for approximately 51% of frequency earned premiums for the three months ended September 30, 2012 compared to less than 1% for the same period in 2011. Therefore, the increase in the volume of personal automobile business resulted in a decrease in the overall frequency acquisition cost ratio. Additionally, due to the adverse loss development on a Florida homeowners' contract, the sliding scale ceding commissions were adjusted downward which also contributed to the decrease in acquisition costs.

For the nine months ended September 30, 2012 and 2011, the acquisition cost ratios for frequency business were 31.6% and 39.6%, respectively. The decrease was primarily due to the same reasons discussed above for the three months ended September 30, 2012.

For the nine months ended September 30, 2012 and 2011, the acquisition cost ratios for severity business were 16.4% and 18.5%, respectively. The decrease was primarily related to lower brokerage fees on a catastrophe contract renewed during 2012.

General and Administrative Expenses

For the three months ended September 30, 2012 and 2011, our general and administrative expenses were $4.6 million and $1.5 million, respectively. The increase in general and administrative expenses of $3.1 million, included $0.9 million of increase due to higher share based compensation expense, $0.9 million of increase due to an increase in employee costs and $0.9 million of increase due to non-investment related foreign exchange losses. By comparison, the 2011 general and administrative expenses were unusually low as a result of the reversal of employee bonus accruals impacted by our underwriting results as well as reversal of share based compensation expense relating to forfeited restricted shares and share purchase options during 2011. General and administrative expenses for the three months ended September 30, 2012 and 2011 included $1.0 million and $0.1 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors, which was net of the share based compensation expense reversed in 2011.

For the nine months ended September 30, 2012 and 2011, our general and administrative expenses were $13.6 million and $10.9 million, respectively. General and administrative expenses for the nine months ended September 30, 2012 and 2011 include $2.8 million and $2.1 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors. The increase in general and administrative expenses was due to the same reasons explained above for the three months ended September 30, 2012.

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Realized gains and losses, and change in unrealized gains and losses, net	$129,092	$9,413	$187,344	$(33,443)
Interest, dividend and other income	5,437	3,338	14,101	13,075
Interest, dividend and other expenses	(10,076)	(7,981)	(26,152)	(22,872)
Investment advisor compensation	(28,003)	(3,700)	(44,132)	(11,334)
Net investment income (loss)	$96,450	$1,070	$131,161	$(54,574)

For the three months ended September 30, 2012, investment income, net of all fees and expenses, resulted in a return of 8.8% on our investment portfolio. This compares to a gain of 0.1% for the same period in 2011. For the three months ended September 30, 2012, our long portfolio reported gross gains of 14.6% which was partially offset by gross losses of 3.2% on our short portfolio.

For the nine months ended September 30, 2012, investment income, net of all fees and expenses, resulted in a return of 12.1% on our investment portfolio. This compares to a loss of 5.1% reported for the same 2011 period. For the nine months ended September 30, 2012, our long portfolio reported gross gains of 20.5% which was partially offset by gross losses of 4.2% our short portfolio.

For the three months ended September 30, 2012 and 2011, included in investment advisor compensation was $4.2 million and $3.7 million, respectively, relating to management fees paid to DME Advisors.

For the nine months ended September 30, 2012 and 2011, included in investment advisor compensation was $12.5 million and $11.3 million, respectively, relating to management fees paid to DME Advisors.

Included in investment advisor compensation for the three and nine months ended September 30, 2012 was performance allocation expense of $23.8 million and $31.6 million, respectively. No performance allocation was recorded for the three and nine months ended September 30, 2011 due to a net loss being reported during the nine months ended September 30, 2011.

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

As of September 30, 2012, a deferred tax asset of $0.1 million (December 31, 2011: $0.1 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. As of September 30, 2012, an accrual for current taxes payable of $1.0 million (December 31, 2011: $0.2 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	80.8%	52.5%	79.6%	62.2%	39.0%	61.1%
Acquisition cost ratio	31.6%	16.4%	30.9%	39.6%	18.5%	38.6%
Composite ratio	112.4%	68.9%	110.5%	101.8%	57.5%	99.7%
Internal expense ratio			3.9%			3.6%
Combined ratio			114.4%			103.3%

   The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. We expect that the loss ratio will be volatile for our severity business and may exceed that of our frequency business in certain periods. Given that we opportunistically underwrite a concentrated portfolio across several lines of business that have varying expected loss ratios, we can expect there to be significant annual variations in the loss ratios reported from our frequency business. In addition, the loss ratios for both frequency and severity business can vary depending on the mix of the lines of business written.

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

Financial Condition

Investments and Due to Prime Brokers

Our long investments (including financial contracts receivable) reported in the condensed consolidated balance sheets as of September 30, 2012 were $1,240.5 million compared to $1,053.8 million as of December 31, 2011, an increase of $186.7 million, or 17.7%, primarily due to an increase in unrealized gains on our long investments and to a lesser extent due to additional purchases of long investments during the nine months ended September 30, 2012. As of September 30, 2012, our exposure to long investments increased to 96%, compared to 89% as of December 31, 2011, while our exposure to short investments increased to 70%, compared to 52% as of December 31, 2011, as we increased the number and size of long and short positions in our portfolio. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of September 30, 2012, we had borrowed $55.0 million (December 31, 2011: $4.3 million) from our prime brokers in order to purchase investment securities. The increase in amounts borrowed from prime brokers for investing was due to the increase in our exposure to long and short investments during the nine months ended September 30, 2012. In addition, as of September 30, 2012, we had borrowed $241.7 million (December 31, 2011: $256.1 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers. Although there was an increase in our aggregate letters of credit outstanding for the nine months ended September 30, 2012, the letters of credits outstanding that related to term margin agreements, decreased during this period.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2012, 85.6% (December 31, 2011: 86.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.8% (December 31, 2011: 11.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.6% (December 31, 2011: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback they receive from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2012, $272.1 million (December 31, 2011: $182.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $268.5 million (December 31, 2011: $174.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $3.6 million (December 31, 2011: $7.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the three and nine months ended September 30, 2012, equity securities with a fair value of $3.8 million and $5.0 million on the date of transfer, were transferred from Level 3 to Level 2 classification. These securities became publicly listed and commenced trading on an exchange during 2012. However, due to a lock-up period, the securities held in our investment portfolio are restricted from being traded for a specified period which varies by security. Therefore, a discount factor has been applied to determine the fair value of these securities and these securities have been classified as Level 2.

Additionally, during the three and nine months ended September 30, 2012, $1.0 million and $30.4 million, respectively, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up periods on those securities expired and a discount factor was no longer applied in determining the fair value of these securities. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements. No other transfers into or out of Level 3 took place during the three and nine months ended September 30, 2012.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of September 30, 2012, our securities sold, not yet purchased increased by $336.2 million, or 49.2%, to $1,020.0 million from $683.8 million at December 31, 2011 as we increased the number and size of short positions and increased the short exposure in our portfolio. For the same period, our restricted cash increased from $957.5 million to $1,289.4 million, an increase of $332.0 million, or 34.7%, primarily as a result of needing more collateral to support the overall increase in securities sold short.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Expenses Recoverable

Reserves for loss and loss adjustment expenses as of September 30, 2012 and December 31, 2011 were comprised of the following table:

	September 30, 2012			December 31, 2011
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$128,082	$187,221	$315,303	$85,186	$117,850	$203,036
Severity	15,807	18,285	34,092	18,136	20,107	38,243
Total	$143,889	$205,506	$349,395	$103,322	$137,957	$241,279

The increase in frequency loss reserves is partially due to adverse loss development on prior year contracts mainly related to commercial motor liability, and partially a result of estimated losses incurred associated with the additional premiums earned during the nine months ended September 30, 2012. The decrease in severity loss reserves is due to loss payments being made on older severity contracts, offset by an increase in loss reserves related to the 2010 New Zealand earthquake. For most of our contracts written as of September 30, 2012, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of October 30, 2012, our maximum aggregate loss exposure to any series of natural peril events was $108.9 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$77,090	$108,852
Europe	47,500	49,500
Japan	47,500	49,500
Rest of the world	47,500	49,500
Maximum Aggregate	77,090	108,852
 (1)           Includes the Caribbean

Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased $48.5 million to $894.2 million as of September 30, 2012, compared to $845.7 million as of December 31, 2011. Retained earnings increased due to net income of $75.2 million reported for the nine months ended September 30, 2012, while the non-controlling interest decreased by $29.5 million primarily due to withdrawal of funds by DME Advisors from the joint venture during the nine months ended September 30, 2012. The increase in additional paid-in capital of $2.8 million related to stock compensation expense for the nine months ended September 30, 2012.

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

As of September 30, 2012, Greenlight Re was rated “A (Excellent)” with a stable outlook, while GRIL was rated "A- (Excellent)" with a stable outlook, each by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2012, approximately 95% of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of September 30, 2012, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2012, we used $34.7 million in cash from operations principally for underwriting activities. We generated $14.7 million from investing activities mainly from the net sale of investments. There were no cash flows related to financing activities during the nine months ended September 30, 2012.

As of September 30, 2012, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of September 30, 2012, we had no plans to issue debt and expect to fund our operations for the next 12 months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2012, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of September 30, 2012, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2012, we had four letter of credit facilities totaling $760.0 million (December 31, 2011: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of September 30, 2012, an aggregate amount of $402.7 million (December 31, 2011: $382.8 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities, restricted cash, and cash equivalents. At September 30, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $422.8 million (December 31, 2011: $410.5 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the nine months ended September 30, 2012.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, in June 2012, we renewed our Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2012.

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to repurchase any of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. As of September 30, 2012, the Company was authorized to purchase up to 3,500,000 of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. No Class A ordinary shares were repurchased by the Company during the nine months ended September 30, 2012.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of September 30, 2012, there were 1,136,979 Class A ordinary shares available for future issuance.

Currently, our reinsurance subsidiaries, Greenlight Re and GRIL, are rated "A (Excellent)" and "A− (Excellent)", respectively, by A.M. Best. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2012 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$372	$744	$612	$207	$1,935
Specialist service agreement	450	225	—	—	675
Private equity and limited partnerships (2)	23,107	—	—	—	23,107
Loss and loss adjustment expense reserves (3)	174,097	129,959	10,073	35,266	349,395
	$198,026	$130,928	$10,685	$35,473	$375,112
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of September 30, 2012, we had made total commitments of $52.2 million in private investments of which we have invested $29.1 million, and our remaining commitments to these investments total $23.1 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re has entered into a ten year lease agreement for office space in the Cayman Islands with the option to renew for an additional five year term. The lease term is effective from July 1, 2008 and ends on June 30, 2018. Under the terms of the lease agreement, our minimum annual rent payments are $253,539 for the first three years, increasing by 3% thereafter each year to reach $311,821 by the tenth year. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

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

On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the amended agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance allocation in a year in which the investment portfolio incurs a loss. For the nine months ended September 30, 2012, performance allocation of $31.6 million was included in net investment income for the period and was accrued and included in the condensed consolidated balance sheets at September 30, 2012, as performance allocation payable to a related party.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk;

•    effects of inflation; and

•    political risk.

Equity Price Risk

As of September 30, 2012, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2012, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $28.4 million, or 2.4%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2012, we had loss reserves reported in foreign currencies of £10.8 million. As of September 30, 2012, a 10% decrease in the U.S dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $1.7 million. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $1.7 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2012, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2012:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$700	0.1%	$(700)	(0.1)%
Euro	16,045	1.3	(14,132)	(1.2)
Japanese Yen	13,354	1.1	(3,675)	(0.3)
Swiss Franc	543	0.0	(543)	0.0
Other	(804)	(0.1)	804	0.1
Total	$29,838	2.4%	$(18,246)	(1.5)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2012:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$17,098	1.4%	$(18,647)	(1.5)%
Credit default swaps	(137)	—	137	—
Interest rate options	1,538	0.1	(210)	—
Futures	10,238	0.9	(11,231)	(0.9)
Net exposure to interest rate risk	$28,737	2.4%	$(29,951)	(2.4)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of October 30, 2012, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. As of September 30, 2012, the Company was authorized to purchase up to 3,500,000 of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the nine months ended September 30, 2012.

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

The foregoing is a summary of the Amended Agreement and is qualified in its entirety by the Amended Agreement incorporated by reference to Exhibit 10.1 of the Company's Form 10Q filed on July 30, 2012.

Item 6.    EXHIBITS

10.1
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 30, 2012)

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

*
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

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
/s/ Barton Hedges
Name:	Barton Hedges
Title:	Chief Executive Officer
Date:	October 31, 2012
/s/ Tim Courtis
Name:	Tim Courtis
Title:	Chief Financial Officer
Date:	October 31, 2012