Form 10-K
period 2012-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2013-02-19
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2012 was $742,013,613 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	30,465,179
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	Outstanding as of February 15, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2013 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 30, 2013 are incorporated by reference in Part III of this annual report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

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

Link to Table of Contents

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

Description of Business

 Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority to write property and casualty reinsurance business as well as long term business (e.g., life insurance, long term disability, long term care, etc.). GRIL is licensed and regulated by the Central Bank of Ireland to write property and casualty reinsurance business. To date we have not written any long term products. Currently, we manage our business on the basis of one operating segment: property and casualty reinsurance. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

Link to Table of Contents

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

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with DME Advisors which is compensated with both a fixed annual fee based on assets under management and on the positive performance of our portfolio. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2013, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

Link to Table of Contents

While we intend to continue to add to, and diversify, our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where capacity and alternatives are underserved or constrained;

●	seek clients with appropriate expertise in their line of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with favorable returns on capital over the life of the contract; and

●	strengthen and expand relationships with existing clients.

The following table sets forth our gross premiums written by line of business:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Property
Commercial lines	$15,110	3.5%	$10,019	2.5%	$15,468	3.7%
Motor physical damage (2)	60,262	14.1	7,026	1.8	3,712	0.9
Personal lines	81,662	19.1	158,482	39.9	185,216	44.7
Total Property	157,034	36.7	175,527	44.2	204,396	49.3
Casualty
General liability	22,462	5.3	34,379	8.6	42,979	10.4
Marine liability	2,240	0.5	360	0.1	483	0.1
Motor liability	178,204	41.7	86,937	21.9	55,278	13.3
Professional liability	17,301	4.0	20,631	5.2	8,877	2.1
Total Casualty	220,207	51.5	142,307	35.8	107,617	25.9
Specialty
Financial (1)	(256)	(0.1)	12,364	3.1	16,650	4.0
Health	33,874	7.9	38,640	9.7	66,649	16.1
Medical malpractice (1)	—	—	—	—	(1,929)	(0.5)
Workers’ compensation	16,985	4.0	28,821	7.2	21,467	5.2
Total Specialty	50,603	11.8	79,825	20.0	102,837	24.8
	$427,844	100.0%	$397,659	100.0%	$414,850	100.0%

(1)	The negative balance represents reversal of premiums due to termination of contracts or premiums returned upon commutation of contracts.
(2)
During 2012, we reclassified the presentation of "motor physical damage" from Casualty to Property to more accurately reflect this line of business. The historical comparative balances for the years ended December 31, 2011 and 2010 presented above, have been reclassified to conform to the current period presentation.

Link to Table of Contents

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
U.S.	$399,082	93.3%	$353,999	89.0%	$374,330	90.2%
Worldwide (1)	11,134	2.6	22,595	5.7	32,549	7.8
Caribbean	328	0.1	300	0.1	300	0.1
Europe	17,300	4.0	20,765	5.2	7,671	1.9
	$427,844	100.0%	$397,659	100.0%	$414,850	100.0%

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

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

●	customized solutions that address the specific business needs of our clients;
●	rapid and substantive responses to proposal and pricing quote requests;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

Link to Table of Contents

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Largest broker	$242,665	56.7%	$139,251	35.0%	$122,558	29.6%
2nd largest broker	63,044	14.7	107,641	27.1	117,842	28.4
3rd largest broker	48,497	11.3	50,985	12.8	87,818	21.2
4th largest broker	—	—	49,398	12.4	—	—
	$354,206	82.7%	$347,275	87.3%	$328,218	79.2%

We believe that by maintaining close relationships with brokers, we are able to obtain access to a range of potential clients that meet our criteria. We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are received, reviewed and approved in our executive offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Risk Factors – The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations”. In addition, we may assume a degree of credit risk of our reinsurance brokers. See ‘‘Risk Factors — The involvement of reinsurance brokers subjects us to their credit risk.’’

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

Link to Table of Contents

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

Link to Table of Contents

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

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of ‘‘A− (Excellent)’’ from A.M. Best Company, Inc., or “A.M. Best”, or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, letters of credit or other collateral in the form of guarantees. As of December 31, 2012, the aggregate amount due from reinsurers from retrocessional coverages represents 9.7% (2011: 12.3%) of our gross outstanding loss reserves. As of December 31, 2012, $34.3 million of our losses recoverable were from unrated reinsurers. We retained $11.4 million of cash collateral from unrated reinsurers with whom we have losses recoverable, and held other collateral in the form of guarantees. Additionally, we retained funds withheld of $6.0 million as of December 31, 2012, on other retroceded contracts. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2012, no provision for uncollectible losses recoverable was considered necessary.

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

Link to Table of Contents

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

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2012, we had letter of credit facilities with an aggregate amount of $760.0 million (2011: $760.0 million). As of December 31, 2012, we had issued letters of credit totaling $416.5 million (2011: $382.8 million) to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Risk Factors — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company, which are dominant companies in our industry, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

While we have a limited operating history compared to most of our competitors, we believe that our approach to underwriting allows us to be successful in underwriting transactions against more established competitors.

Ratings

Currently, our reinsurance subsidiaries, Greenlight Re and GRIL are rated “A (Excellent)” with a stable outlook, and “A- (Excellent)” with a stable outlook, respectively, by A. M. Best. An “A (Excellent)” rating from A.M. Best is the third highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors – A downgrade or withdrawal of our A.M. Best rating would significantly and negatively affect our ability to implement our business strategy successfully.”

Link to Table of Contents

Regulations

Cayman Islands Insurance Regulation

The legislative framework for the carrying on of insurance and reinsurance business in and from within the Cayman Islands was repealed and replaced by The Insurance Law, 2010 and underlying regulations thereto (or, the "Law") which was brought into force in the Cayman Islands with effect from November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Law and is subject to regulation by the Cayman Islands Monetary Authority, or CIMA.

As the holder of a Class D insurer license, Greenlight Re is permitted to carry on reinsurance business from the Cayman Islands, but, except with the prior written approval of CIMA, may not engage in the insurance of any policy where the underlying risk originates and resides in the Cayman Islands.

Greenlight Re is required to comply with the following principal requirements under the Law:

•	to maintain capital and a margin of solvency in accordance with the capital and solvency requirements prescribed by the Law;

•	to carry on its business in accordance with the terms of the license application submitted to CIMA and to seek the prior approval of CIMA for any proposed change thereto;

•	to maintain adequate arrangements for the management of risks and a system of governance as approved by CIMA;

•
to maintain a minimum of at least two directors and to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;

•
to notify CIMA as soon as reasonably practicable of any change of control (direct or indirect) of Greenlight Re and to obtain CIMA's approval for the acquisition, transfer or disposal by any person or group of persons of shares representing more than 10% of Greenlight Re's issued share capital or total voting rights;

•
to have a place of business in the Cayman Islands and to maintain such resources, including staff and facilities, books and records as CIMA considers appropriate having regard for the nature and scale of the business of Greenlight Re;

•	to submit to CIMA an annual return in the prescribed form together with:

1.	financial statements prepared in accordance with any internationally recognised accounting standards, audited by an independent auditor approved by CIMA;

2.	an actuarial valuation of Greenlight Re's assets and liabilities, certified by an actuary approved by CIMA;

3.	certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;

4.	confirmation that the information contained in Greenlight Re's licence application, as modified by any subsequent changes, remains correct; and

5.	such other information as may be prescribed by CIMA,

•	to pay an annual licence fee.

It is the duty of CIMA:

●	to maintain a general review of insurance practices in the Cayman Islands;

●
to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business in order to ensure that the Law has been complied with and that the licensee is in a sound financial position and is carrying on its business in a fit and proper manner;

●	to examine and report on the annual returns delivered to CIMA in terms of the Law; and

●	to examine and make recommendations with respect to, among other things, proposals for the revocation of licenses and cases of suspected insolvency of licensed entities.

Link to Table of Contents

Where CIMA believes that a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may direct the licensee to cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with such a CIMA direction may be punishable on summary conviction by a fine of up to 100,000 Cayman Islands dollars (which is approximately US$120,000) or to imprisonment for a term of five years or to both, and on conviction on indictment to a fine of 500,000 Cayman Islands dollars (which is approximately US$600,000) or to imprisonment for a term of five years or to both and to an additional 10,000 Cayman Islands dollars (which is approximately US$12,000) for every day after conviction that the breach continues.

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 (“Irish Regulations”). GRIL is required to comply at all times with the Irish Regulations and with any future conditions imposed on it by the Central Bank of Ireland (“CBI”).  In addition, GRIL is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2009, regulations promulgated thereunder, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2011 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility and diversification rules. Statutory reserves must be actuarially certified annually.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. We have entered into an agreement, or the “advisory agreement”, wherein the Company, Greenlight Re, GRIL, and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly held assets.  The advisory agreement expires on December 31, 2013, and will renew automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME Advisors notifies the other participants, of its desire to terminate the advisory agreement or any other participant notifies DME Advisors of its desire to withdraw from the advisory agreement.

Pursuant to the advisory agreement, DME Advisors has the exclusive right to manage our investments, subject to the investment guidelines adopted by our respective Boards of Directors, for so long as the agreement is in effect. DME Advisors receives two forms of compensation:

●	a monthly payment based on an annual rate of 1.5% of the capital account balance of each participant; and

●	a performance allocation based on the positive performance change in such participant’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

Link to Table of Contents

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

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but we do not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account and for DME Advisors’ own account or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners, which we collectively refer to as the Greenlight Funds.

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

Link to Table of Contents

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying public or private corporate equities and current-pay debt instruments, selling securities short and investing in trade claims, debt instruments of distressed issuers, sovereign debt, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), commodities, currencies, leases, break-ups, consolidations, reorganizations and limited partnerships. As of December 31, 2012, DME Advisors was in compliance with our investment guidelines.

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

As of the date hereof, the investment guidelines for Greenlight Re currently state:

●
Quality Investments: At least 80% of the assets in the investment portfolio will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development, or the "OECD", high income countries, cash, cash equivalents and gold. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

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

Link to Table of Contents

Investment Results

Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements:

	December 31
	2012		2011
	($ in thousands)
Debt instruments	$1,763	0.1%	$10,639	1.0%
Listed equity securities	1,004,566	81.0	830,789	75.3
Exchange traded funds	38,149	3.1	60,033	5.5
Commodities	94,648	7.7	97,506	8.8
Private and unlisted equity securities	38,802	3.1	31,179	2.8
	1,177,928	95.0%	1,030,146	93.4%
Funds and cash held with brokers and swap counterparties	58,415	4.7	55,645	5.0
Financial contracts, net	3,107	0.3	17,349	1.6
Total long investments	$1,239,450	100.0%	$1,103,140	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2012		2011
	($ in thousands)
Equities – listed	$679,897	74.8%	$539,197	78.9%
Corporate debt - U.S.	7,708	0.9	1,859	0.3
Sovereign debt - non U.S.	220,763	24.3	142,760	20.8
Total short investments	$908,368	100.0%	$683,816	100.0%

    DME Advisors also reports the composition of our managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options and other macro positions. In addition, under this methodology, the exposure for total return swaps is reported at full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price.

Link to Table of Contents

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors:

	December 31
	2012		2011
	Long %	Short %	Long %	Short %
Debt instruments	0.2%	(0.7)%	0.7%	(0.2)%
Equities & related derivatives	99.4	(63.3)	86.3	(51.9)
Private and unlisted equity securities	2.9	—	2.0	—
Total	102.5%	(64.0)%	89.0%	(52.1)%

As of December 31, 2012, our exposure to gold on a delta adjusted basis was 11.0% (2011: 8.4%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2012:

Sector	Long %	Short %	Net %
Basic Materials	5.0%	(12.8)%	(7.8)%
Consumer Cyclical	12.0	(13.8)	(1.8)
Consumer Non-Cyclical	1.3	(7.2)	(5.9)
Energy	4.2	(0.4)	3.8
Financial	13.5	(9.4)	4.1
Healthcare	11.2	(3.8)	7.4
Industrial	12.2	(5.8)	6.4
Technology	42.9	(10.8)	32.1
Utilities	0.2	—	0.2
Total	102.5%	(64.0)%	38.5%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2012:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	69.7%	(38.8)%	30.9%
Mid Cap Equity (≥$1 billion)	27.4	(24.1)	3.3
Small Cap Equity (<$1 billion)	2.3	(0.4)	1.9
Debt Instruments	0.2	(0.7)	(0.5)
Other Investments	2.9	—	2.9
Total	102.5%	(64.0)%	38.5%

Link to Table of Contents

Investment Returns

A summary of our consolidated net investment income (loss) is as follows:

	Year ended December 31
	2012	2011	2010
	($ in thousands)
Realized gains	$60,762	$139,760	$79,088
Change in unrealized gains / (losses)	67,569	(75,719)	48,795
Investment related foreign exchange gains (losses)	3,682	(6,953)	6,397
Interest, dividend and other income	21,131	17,528	18,969
Interest, dividend and other expenses	(38,545)	(30,837)	(22,939)
Investment advisor compensation	(35,658)	(20,661)	(26,304)
Net investment income	$78,941	$23,118	$104,006

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for each year since inception is as follows: (1)

Quarter	2012	2011	2010	2009	2008	2007	2006	2005	2004
1st	6.5%	(3.4)%	(1.9)%	4.6%	(0.9)%	(4.2)%	7.5%	2.2%	—%
2nd	(3.3)	(1.9)	2.6	13.9	4.5	6.8	2.9	5.4	—
3rd	8.8	0.1	3.6	4.3	(15.9)	(0.8)	6.2	3.0	1.3
4th	(4.4)	7.6	6.5	6.4	(5.3)	4.2	5.9	2.9	3.9
Full Year	7.1%	2.1%	11.0%	32.1%	(17.6)%	5.9%	24.4%	14.2%	5.2%	(2)

    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns. Actual investment income may vary depending on cash flows into and out of the investment account. Past performance is not necessarily indicative of future results.

    (2)    Represents the return for the period from July 13, 2004 (date of incorporation) to December 31, 2004.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have, or may have, objectives similar to ours. Because of the similarity or potential similarity of our investment portfolio to these others, and because, as a matter of ordinary course, DME Advisors and its affiliates provide their clients, including us, with results of their respective investment portfolios on the last day of each month, those other clients indirectly may have material non-public information regarding our investment portfolio. To address this issue, and to comply with Regulation FD, we present, prior to the start of trading on the first business day of each month, our largest disclosed long positions, a summary of our consolidated net investment returns, information on our long and short exposures and from time to time certain other material information relating to our investment portfolio, on our website, www.greenlightre.ky. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

Internal Risk Management

We review our investment portfolio together with our reinsurance operations on a periodic basis. With the assistance of DME Advisors, we periodically analyze both our assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

Information Technology

Our information technology infrastructure is currently housed in our corporate offices in Grand Cayman, Cayman Islands. We have implemented backup procedures to ensure that data is backed up on a daily basis and can be restored in an appropriate time frame as needed.

Link to Table of Contents

We have a disaster recovery plan with respect to our information technology infrastructure that includes data and system replication between our Cayman and Dublin office locations. We can access our core systems with minimal outages and restore operation of our secondary systems in the event that our primary systems are unavailable due to a disaster or otherwise.

Employees

As of December 31, 2012, we had 26 full-time employees, 22 of whom were based in Grand Cayman and 4 based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Additional Information

Our website address is www.greenlightre.ky and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K, quarterly reports on Form 10-Q including XBRL instance documents, current reports on Form 8-K and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

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

In particular, we seek attractive opportunities to underwrite products and make investments to achieve favorable returns on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and debt instruments is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are comprised primarily of investment grade bonds. In addition, our differentiated strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

Link to Table of Contents

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

Our competitors include ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company, which are dominant companies in our industry, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

Further, our ability to compete may be harmed if insurance industry participants consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, if at all, competition for customers may become more intense, and the importance of acquiring and properly servicing each customer may become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly, and negatively, affect our business or our results of operations.

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

Link to Table of Contents

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

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has currently assigned a financial strength rating of ‘‘A (Excellent)’’ and "A- (Excellent)" for Greenlight Re and GRIL, respectively. A (Excellent) is the third highest of 15 ratings that A.M. Best issues. These ratings reflect the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;

●	if unfavorable financial or market trends impact us;

●	if our actual losses significantly exceed our loss reserves;

●	if we are unable to retain our senior management and other key personnel; or

●	if our investment portfolio incurs significant losses.

If A.M. Best downgrades or withdraws our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy.

Some of our reinsurance contracts provide the client with the right to terminate the agreement if our A.M. Best ratings are downgraded below certain rating thresholds. We expect that similar provisions will also be included in some contracts in the future.

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2012, we had three brokers (2011: four brokers) that in aggregate accounted for approximately 82.7% (2011: 87.3%) of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the brokered business provided through brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

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

Link to Table of Contents

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

We purchase reinsurance for certain liabilities we reinsure, which we refer to as retrocessional coverage, in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers

Link to Table of Contents

from obtaining the types and amounts of retrocessional coverage that they consider necessary for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

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

We are presently licensed as a reinsurer only in the Cayman Islands and the European Economic Area. The suspension or revocation of our licenses to do business as a reinsurance company in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

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

Link to Table of Contents

Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Previously, Greenlight Re, our Cayman Islands subsidiary, was required to maintain a minimum net worth (as defined under the Law) of at least 100,000 Cayman Islands dollars (which was equal to approximately US$120,000).  During 2012, the Governor in Cabinet of the Cayman Islands adopted The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) in exercise of the powers conferred by section 40 of The Insurance Law, 2010. The Capital and Solvency Regulations impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$310.6 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the "Capital Requirements"). Greenlight Re has, as of December 31, 2012, been in compliance with the Capital Requirements.

GRIL, our Irish subsidiary, is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin of US$8.3 million as of December 31, 2012 as provided for in the Irish Insurance Acts 1909 to 2009, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2011 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct, issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

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

Link to Table of Contents

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

More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II”, which will govern the prudential regulation of insurers and reinsurers will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area. While Solvency II was originally supposed to become effective by November 1 2012, there have been a series of delays in the European Parliament vote to approve revised dates for transposition and implementation of Solvency II. The current proposed date for transposition of Solvency II as set out by the EU Commission is June 30, 2013 with the implementation of Solvency II by January 1, 2014. However, further delays are possible which would mean transposition of Solvency II may be delayed further until January 1, 2014 with legal enforcement taking effect on January 1, 2015 or later.

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

Link to Table of Contents

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

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement requires that we utilize the advisory services of DME Advisors exclusively until December 31, 2013, subject to limited termination provisions. See “— The advisory agreement has limited termination provisions.”

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

Link to Table of Contents

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL's investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and the investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2012, we were invested in approximately 89 equity and debt securities and the largest five long and short positions comprised an aggregate of 31% and 18%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

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

Link to Table of Contents

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

As of December 31, 2012, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp, and Einstein Noah Restaurant Group, both of whose securities are publicly traded, as well as Ark Real Estate Partners LP, a privately-held company. As of December 31, 2012, our portfolio included investments in each of these companies.

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

Link to Table of Contents

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

Regulatory authorities may, from time-to-time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, we may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions, including in the event that DME Advisors is required to enter into a borrowing arrangement in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and we are subject to strict delivery requirements.  The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions.

Link to Table of Contents

We may invest in securities based outside the United States which may be riskier than securities of United States issuers.

Under our investment guidelines, DME Advisors may invest in securities of issuers organized or based outside the United States. These investments may be subject to a variety of risks and other special considerations not affecting securities of U.S. issuers. Particularly within the Euro-zone, there is increasing market concern as to the potential default of government issuers.  Should governments default on their obligations, there could be a negative impact on both the Company’s direct holdings as well as non-government issues held within the country of default. Many foreign securities markets are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many foreign securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers may be subject to less stringent financial reporting and informational disclosure standards, regulatory oversight, practices and requirements than those applicable to U.S. issuers.

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as ''schemes of arrangement”. The Companies Law (as amended) of the Cayman Islands (the "Companies Law") provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company.  Prior to the adoption of certain amendments to the Companies Law, the ''scheme of arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and easier for companies to merge or consolidate than the ''schemes of arrangement” statutory provision, these provisions do not replace the ''schemes of arrangement” provision which continues to apply. The procedural and legal requirements necessary to consummate these transactions under the merger provisions of the Companies Law or the ''schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

Under Cayman Islands law and practice, a scheme of arrangement must be approved at a shareholders' meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity's shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement. A merger requires approval by special resolution of the shareholders of each company (which normally requires,

Link to Table of Contents

as a minimum, a two thirds majority of shareholders voting together as one class) and such other authorization, if any, as may be specified in such constituent company's articles of association.

Although a merger under the Companies Law does not require court approval, the convening of these meetings and the terms of an amalgamation under the ''schemes of arrangement” provision must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors' interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

Link to Table of Contents

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

As of December 31, 2012, David Einhorn owned 17.0% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Link to Table of Contents

United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that either of Greenlight Capital Re or Greenlight Re have been a PFIC since 2007. We cannot provide assurance that any of Greenlight Capital Re, Greenlight Re or GRIL will not be a PFIC in any future taxable year.

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes ‘‘passive income’’ or (ii) 50% or more of its assets produce ‘‘passive income’’, or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. If we are unable to underwrite sufficient amount of risks, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

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

Link to Table of Contents

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

The impact of the initiative of the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands.

The OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. While the Cayman Islands is currently on the list of jurisdictions that have substantially implemented the internationally agreed tax standard, we are not able to predict if additional requirements will be imposed and if so whether changes arising from such additional requirements will subject us to additional taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Link to Table of Contents

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

	2012		2011
	High	Low	High	Low
First Quarter	$26.40	$23.50	$29.49	$25.08
Second Quarter	$26.00	$23.89	$28.58	$23.66
Third Quarter	$25.72	$23.25	$26.96	$20.22
Fourth Quarter	$25.87	$22.24	$24.84	$20.01

Holders

As of January 31, 2013, the number of holders of record of our Class A ordinary shares was approximately 40, not including beneficial owners of shares registered in nominee or street name who represent approximately 97.6% of the Class A ordinary shares issued and outstanding.

Dividends

Since inception, we have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, our ordinary shares.

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary

Link to Table of Contents

and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2012, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2012 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
1.6
1.4
1.2
1.0
0.8
0.6
0.4
Return
05/24/07
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
GLRE
RUT
AMBGR

The performance reflected in the graph above is not necessarily indicative of future performance.

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. As of December 31, 2012, the Company was authorized to purchase up to 2,000,000 of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. On April 26,

Link to Table of Contents

2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2012. As of December 31, 2012, 1,771,100 Class A ordinary shares remained authorized for repurchase under the plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008, as well as our selected consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

	Year ended December 31
	2012	2011	2010	2009	2008
	($ in thousands, except per share and share amounts)
Summary Consolidated Statement of Income Data
Gross premiums written	$427,844	$397,659	$414,850	$258,818	$162,395
Net premiums earned	466,714	379,775	287,701	214,680	114,949
Net investment income	78,941	23,118	104,006	199,861	(126,126)
Loss and loss adjustment expenses incurred, net	366,601	241,690	177,018	119,045	55,485
Acquisition costs, net	142,721	138,751	102,645	69,232	41,649
General and administrative expenses	17,539	13,892	16,187	18,994	13,756
Net income	$14,598	$6,769	$90,642	$209,545	$(120,904)
Earnings (Loss) Per Share Data (1)
Basic	$0.40	$0.19	$2.49	$5.78	$(3.36)
Diluted	0.39	0.18	2.44	5.71	(3.36)
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	36,702,128	36,548,466	36,420,719	36,230,501	35,970,479
Diluted	37,361,338	37,286,454	37,224,173	36,723,552	35,970,479
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	78.5%	63.6%	61.5%	55.4%	48.3%
Acquisition cost ratio (3)	30.6%	36.5%	35.7%	32.3%	36.2%
Internal expense ratio (4)	3.8%	3.7%	5.6%	8.8%	12.0%
Combined ratio (5)	112.9%	103.8%	102.8%	96.5%	96.5%

Link to Table of Contents

	December 31
	2012	2011	2010	2009	2008
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data:
Total investments	$1,177,928	$1,030,146	$1,034,554	$830,600	$493,966
Cash and cash equivalents	21,890	42,284	45,540	31,717	94,144
Restricted cash and cash equivalents	1,206,837	957,462	977,293	590,871	248,330
Total assets	2,722,753	2,343,488	2,338,002	1,634,380	958,005
Securities sold, not yet purchased, at fair value	908,368	683,816	725,990	570,875	234,301
Due to prime brokers	326,488	260,359	273,071	—	—
Loss and loss adjustment expense reserves ^	356,470	241,279	186,467	137,360	81,425
Unearned premium reserves	188,185	225,735	234,983	118,899	88,926
Total liabilities	1,862,343	1,497,790	1,498,841	905,142	466,565
Total equity	860,410	845,698	839,161	729,238	491,440
Adjusted book value* (6)	821,708	803,103	793,403	698,641	485,382
Diluted adjusted book value* (7)	840,683	821,318	809,993	715,264	500,108
Ordinary shares outstanding:
Basic	36,702,128	36,538,149	36,455,784	36,318,842	36,036,685
Diluted (8)	38,193,418	38,007,149	37,874,784	37,740,182	37,357,685
Per Share Data:
Basic adjusted book value per share* (9)	$22.39	$21.98	$21.76	$19.24	$13.47
Fully diluted adjusted book value per share* (10)	22.01	21.61	21.39	18.95	13.39

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
*
Adjusted book value, diluted adjusted book value, basic adjusted book value per share, and fully diluted adjusted book value per share are non-GAAP measures. For a reconciliation of the non-GAAP measures to the most comparable GAAP measures, refer to "Item 7. Management's discussion and analysis of financial condition and results of operations - Results of Operations".

^
For detailed discussion of change in loss and loss adjustment expenses, refer to "Item 7. Management's discussion and analysis of financial condition and results of operations - Financial Condition" and "Note 7 to the Consolidated Financial Statements".

Link to Table of Contents

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010 and financial condition as of December 31, 2012 and 2011. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over capitalized. Over the past year there has been an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Additionally, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance.
Notwithstanding the foregoing, the over capitalization of the reinsurance industry may be countered by the introduction of more stringent capital requirements in the industry (particularly in Europe), the recalibration of catastrophe risk models to reflect recent catastrophic activity and a sustained low interest rate environment. We believe the introduction of Solvency II for European insurers and reinsurers may create a demand for capital and/or reinsurance solutions for some smaller and less diversified companies. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe, the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
We believe we are currently in a gradually hardening insurance market, but due to the poor economic conditions and industry over capitalization, rate increases will not significantly exceed loss trends. The reinsurance industry remains over capitalized and competitive with many sectors continuing to operate at levels which we believe are economically irrational. However, significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.
Currently our reinsurance portfolio is principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns due in part to improving loss experience or rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases coupled with the positive impact of state legislation addressing sinkhole fraud. However, we anticipate the reinsurance pricing in this market becoming competitive. Property catastrophe retrocession pricing remained stable during the January renewal season despite alternative reinsurance capacity continuing to increase in this part of the market limiting new business opportunities. Employer stop loss and private passenger automobile are stable at what we believe are profitable levels.

Link to Table of Contents

We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of strategic relationships and Greenlight Re's "A (Excellent)" rating by A.M. Best. The over capitalization of the market is not uniform. There are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the possibility of partnering with these companies.
We expect our investment portfolio will continue to be conservatively postured for 2013, with a net long position of 38.5% as of December 31, 2012. The investment environment improved in 2012 as market prices reflected reduced concern about economic uncertainty, particularly towards the end of the year. However, the U.S. economy slowed, with the fourth quarter GDP turning negative, and corporate earnings growth all but stopped. Equity markets in the U.S. and Europe are volatile due to slowing economic growth and concerns about the sustainability of monetary and fiscal policies. Given the investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.
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

Link to Table of Contents

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

Premium Revenues and Risk Transfer. Our property and casualty reinsurance premiums are recorded as premiums written based upon contract terms and information received from ceding companies and their brokers. For excess of loss reinsurance contracts, premiums are typically stated as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is typically based on an estimate of subject premiums expected to be written by the client during the contract term. The minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known. For catastrophe contracts that contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums, are earned over the remaining coverage period.

For each quota share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using our best estimates and then adjust our estimates based on actual reports provided by our client and based on our expectations of industry developments. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota share contracts than for excess of

Link to Table of Contents

loss contracts. All premiums on quota share contracts are earned over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

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

The fair values of our investments in commodities are based on the commodity’s last reported price on the balance sheet date as reported by a recognized commodities exchange. Our investments in private and unlisted equity securities and limited partnerships are all carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor including the most recent net asset values obtained from the managers of those underlying investments. Investments in private equity funds are valued based on unadjusted net asset values reported by the funds’ managers.

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

Link to Table of Contents

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

We rely more on client and industry data than our own data to identify unusual trends requiring changes in reserve estimates. Each reinsurance contract is different and the degree to which we rely on client data versus our own data varies greatly from contract to contract. The extent to which we rely on client data for reserve setting purposes depends upon the availability of historical loss data from the client and our judgment as to how reliable we believe the client’s historic loss performance is compared to its current book of business. We may from time to time supplement client data with industry and competitor information where we deem appropriate. Where available, we also receive relevant actuarial reports from the client. We supplement this information with subjective information on each client, which may include management experience, competitor information, meetings with the client and supplementary industry research and data.

Generally, we obtain regular updates of premium and loss related information for the current period and historical periods, which we utilize to update our initial expected loss and loss expense ratio. There may be a time lag from when claims are reported to our client and when our client reports the claims to us. This time lag may impact our loss reserve estimates from period to period. Client reports, whether due monthly or quarterly, have set reporting dates of when they are due to us (for example, fifteen days after month end). As such, the time lag in the client’s reporting depends upon the terms of the specific

Link to Table of Contents

contract. The timing of the reporting requirements is designed so that we receive premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of our contracts that have the potential for large single event losses have provisions that such loss notification needs to be received immediately upon the occurrence of an event. Once we receive this updated information we use a variety of standard actuarial methods in our analysis each quarter. Such methods may include:

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

For each contract, we utilize each reserving methodology that our actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. We use various actuarial methods to provide data point estimates to aid us in our estimation of reasonable and adequate loss reserves. In setting our reserves, we do not select a range of estimates that may be subject to adjustment. We analyze reserves on a contract by contract basis and do not reserve based on aggregated product lines. Whether we use one methodology, a combination of methodologies or all methodologies depends upon the contract and the judgment of the actuaries responsible for the contract. We do not have a set weighting of the various methods we use. Certain of the methods we consider are more appropriate depending on the type and structure of the contract, how mature is the contract, and the duration of the expected paid losses on the contract. For example, the data estimation for contracts that are relatively new and therefore have little paid loss development is more appropriately considered using the Bornhuetter-Ferguson method than a paid loss development method.

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

Link to Table of Contents

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

Calendar Year	Effect on prior year reserves	Effect on net income
($ in thousands)
2012	$56,898 increase	$56,898 decrease
2011	26,015 increase	26,015 decrease
2010	8,678 increase	8,678 decrease
2009	7,597 decrease	7,597 increase
2008	11,988 decrease	11,988 increase
2007	$1,077 decrease	$1,077 increase

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

Bonus Accruals. Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until the final quantitative bonus is calculated and paid, in annual installments, between two and four years from the end of the fiscal year in which the business was underwritten. The Compensation Committee approves all quantitative bonuses prior to being paid. The expected RODE calculation utilizes a proprietary model which requires significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a Stock Incentive Plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Our shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, we have determined our expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering our own historical volatility in determining the expected

Link to Table of Contents

volatility. We typically considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting the peer group. Additionally, we used the full life of the option, ten years, as the estimated term of the option, and we have assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires significant judgment due to our limited operating history, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Results of Operations

Years ended December 31, 2012, 2011 and 2010

For the year ended December 31, 2012, we reported net income of $14.6 million, compared to net income of $6.8 million reported for the year ended December 31, 2011. Our investment portfolio reported net income of $78.9 million, or a return of 7.1%, for the year ended December 31, 2012, compared to net investment income of $23.1 million, or a return of 2.1%, for the same period in 2011. The underwriting loss before general and administrative expenses for the year ended December 31, 2012 was $42.6 million, compared to underwriting loss of $0.7 million reported for the year ended December 31, 2011. The underwriting loss included $9.7 million of underwriting loss (net of reinstatement premiums) on a 2012 catastrophe contract relating to super-storm Sandy and $9.0 million of underwriting loss on a catastrophe contract relating to the 2010 New Zealand earthquake. The adverse loss development of $40.7 million on our commercial motor contracts also contributed to the increase in underwriting loss during 2012. General and administrative expenses increased for the year ended December 31, 2012 to $17.5 million from $13.9 million for the year ended December 31, 2011, primarily as a result of higher personnel costs due to additional staff hired during 2012.

For the year ended December 31, 2011, we reported net income of $6.8 million as compared to net income of $90.6 million for the year ended December 31, 2010. The net income reported for 2011 included net investment income of $23.1 million, compared to $104.0 million for 2010. Our investment portfolio reported a gain of 2.1% for the year ended December 31, 2011 compared to a gain of 11.0% for the year ended December 31, 2010. The underwriting loss before general and administrative expenses for the year ended December 31, 2011 was $0.7 million due to unfavorable loss development, compared to underwriting income of $8.0 million for the year ended December 31, 2010. General and administrative expenses decreased for the year ended December 31, 2011 to $13.9 million from $16.2 million for the year ended December 31, 2010, primarily as a result of lower employee bonuses due to a decrease in underwriting results.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During the year ended December 31, 2012, the fully diluted adjusted book value per share increased by $0.40 per share, or 1.9%, to $22.01 per share from $21.61 per share at December 31, 2011. For the year ended December 31, 2011, the fully diluted adjusted book value per share increased by $0.22 per share, or 1.0%, to $21.61 per share from $21.39 per share at December 31, 2010.

For the year ended December 31, 2012, the basic adjusted book value per share increased by $0.41 per share, or 1.9%, to $22.39 per share from $21.98 per share at December 31, 2011. During the year ended December 31, 2011, basic adjusted book value per share increased by $0.22 per share, or 1.0%, to $21.98 per share from $21.76 per share at December 31, 2010.

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

Link to Table of Contents

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	December 31, 2012	December 31, 2011	December 31, 2010
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (US GAAP)	$860,410	$845,698	$839,161
Less: Non-controlling interest in joint venture	(38,702)	(42,595)	(45,758)
Basic adjusted book value per share numerator	821,708	803,103	793,403
Add: Proceeds from in-the-money stock options issued and outstanding	18,975	18,215	16,590
Fully diluted adjusted book value per share numerator	$840,683	$821,318	$809,993
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,702,128	36,538,149	36,455,784
Add: In-the-money stock options issued and outstanding	1,491,290	1,469,000	1,419,000
Fully diluted adjusted book value per share denominator	38,193,418	38,007,149	37,874,784
Basic adjusted book value per share	$22.39	$21.98	$21.76
Fully diluted adjusted book value per share	$22.01	$21.61	$21.39

Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Frequency	$405,480	94.8%	$381,109	95.8%	$391,932	94.5%
Severity	22,364	5.2	16,550	4.2	22,918	5.5
Total	$427,844	100.0%	$397,659	100.0%	$414,850	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from year to year depending on the specific market opportunities that we pursue.

Year ended December 31, 2012

For the year ended December 31, 2012, the frequency gross premiums increased by $24.4 million, or 6.4%, primarily as a result of increases in our motor liability and motor physical damage lines which increased by $91.3 million and $53.2 million, respectively. The motor liability line includes both commercial motor contracts as well as private automobile contracts (also referred to as non-standard automobile). The increase in motor liability line includes an increase of $143.5 million in private automobile premiums written as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $52.3 million in commercial motor premiums written as we canceled all of our commercial motor related contracts during 2012. The increase in motor physical damage premiums written was entirely related to the new non-standard automobile contracts.

The increases in premiums written for motor liability and motor physical damage lines were offset by decreases in other lines of business. The largest decrease related to personal lines which decreased $76.3 million as we novated certain of our Florida homeowners' contracts and their corresponding retroceded contracts which resulted in a $35.4 million reversal in both gross written premiums and ceded premiums. The remainder of the decrease in gross premiums written for the Florida homeowners' personal lines was principally due to contracts which were renewed during 2012, at a lower quota share percentage than the expiring contracts, and to a lesser degree due to the termination of a contract during the fourth quarter of

Link to Table of Contents

2011. Our workers' compensation and general liability lines decreased by $11.8 million and $10.9 million, respectively, because during the fourth quarter of 2012 we canceled our multi-line contracts which included coverages for commercial motor, workers' compensation and general liability whereby we did not assume any further new business written by the ceding insurer. In addition, the financial line premiums decreased $12.8 million due to the commutation of a surety and trade credit contract, while the health line premiums decreased by $4.8 million primarily due to a contract we did not renew in 2012, and the professional liability line premiums decreased $3.5 million due to lower volume of underlying business written by our clients.

For the year ended December 31, 2012, the increase in severity premiums of $5.8 million, or 35.1%, compared to the same period in 2011 was principally due to additional premiums of $3.5 million written during the fourth quarter of 2012 in order to reinstate coverage limit on a catastrophe contract that incurred a full limit loss from super-storm Sandy. Reinstatement premiums and additional premiums based on contractual terms are recognized as written premiums at the time losses are recorded, and if required, adjusted in future periods based on changes in loss estimates. There were no reinstatement or additional premiums recorded during the year ended December 31, 2011. The remainder of the increase in severity premiums related to the renewal of our existing multi-line property catastrophe contracts with higher aggregate limits as well as higher pricing. During the year ended December 31, 2012, we restructured some of our property catastrophe contracts and increased our limits of coverage while also increasing the thresholds for losses entering our layers of coverage. As a result, while direct comparison of pricing is not possible, overall we obtained slightly higher prices on renewing contracts that had no claims reported during the prior year and significantly higher prices on catastrophe contracts that experienced losses during 2011.

Year ended December 31, 2011

For the year ended December 31, 2011, the premiums written relating to frequency business decreased by $10.8 million, or 2.8%, from the year ended December 31, 2010. The decrease in premiums written is the net impact of increases in certain lines of business being more than offset by decreases in other lines. The largest increase in frequency premiums written related to motor liability line of business, which increased $31.7 million, or 57.3%, compared to the same period in 2010. The increase was primarily related to several new non-standard automobile contracts entered into during the year ended December 31, 2011. Our motor physical damage premiums also increased by $3.3 million, or 89.3%, primarily as a result of these new contracts. Our professional liability premiums increased by $13.1 million, or 170.7%, partially due to a new quota share professional indemnity contract entered into during the year ended December 31, 2011 and partially due to an existing contract which generated higher volume of premiums upon renewal compared to the prior year. Our workers’ compensation premiums written for the year ended December 31, 2011, increased by $7.4 million, or 34.3%, principally due to higher volume of premiums written on an existing multi-line contract that was renewed during 2011.

These increases were offset by decreases in premiums written related to our specialty health, personal, general liability and financial lines during the year ended December 31, 2011. Health premiums written decreased $28.0 million, or 42.0%, partly due to certain contracts not being renewed during 2011 and partly due to our clients shrinking their premium volume on underlying contracts. Premiums written for our personal line decreased by $24.5 million, or 13.7%, primarily due to a Florida homeowners’ contract commuted during the fourth quarter of 2011 as the ceding insurer underwent a restructuring and both parties agreed to terminate the relationship. The decrease from the commuted contract was partially offset by an increase in premiums written on our other Florida homeowners’ contracts. Premiums written for our general liability lines decreased $9.2 million, or 21.7%, while lower surety and trade credit premiums written decreased the financial line by $4.5 million, or 29.5%.

For the year ended December 31, 2011, the premiums written relating to severity contracts decreased by $6.4 million, or 27.8%, from the year ended December 31, 2010. The decrease was principally due to the continued reduction of our participation in property catastrophe contracts because of the softening market conditions at the time. In addition, we did not renew a casualty clash contract during 2011 as the terms offered to us did not meet our risk appetite and return hurdle. Subsequently, during the second and third quarters of 2011, we entered into new excess of loss natural peril contracts on terms more attractive than we had been offered at the beginning of the year, which partially offset the decrease in severity premiums written.

Premiums Ceded

We entered into retrocessional contracts with ceded premiums of $(24.3) million, $46.9 million and $12.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, our ceded premiums decreased by $71.2 million, to negative $24.3 million (meaning premiums ceded to retrocessionaires were returned) from $46.9 million for the same period in 2011. The decrease in premiums ceded was principally due to the novation of the Florida homeowners' personal lines contracts as explained above. For the year ended December 31, 2011, our premiums ceded increased by $34.9 million, to $46.9 million from $12.0 million for the same period in 2011. The increase in premiums ceded for the year ended December 31, 2011, was principally due to a Florida homeowners’ contract entered into during 2011, which included a quota share contract retroceded by us to the ceding insurer’s affiliated reinsurer.

Link to Table of Contents

Details of net premiums written are provided in the following table:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Frequency	$429,755	95.1%	$334,189	95.3%	$379,921	94.3%
Severity	22,364	4.9	16,550	4.7	22,918	5.7
Total	$452,119	100.0%	$350,739	100.0%	$402,839	100.0%

Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Frequency	$444,455	95.2%	$360,231	94.9%	$258,877	90.0%
Severity	22,259	4.8	19,544	5.1	28,824	10.0
Total	$466,714	100.0%	$379,775	100.0%	$287,701	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

Year ended December 31, 2012

For the year ended December 31, 2012, the frequency premiums earned increased by $84.2 million, or 23.4%, primarily as a result of our motor liability and motor physical damage contracts which increased net premiums earned by $101.3 million and $47.1 million, respectively. The increase in motor liability line includes an increase of $132.6 million in private automobile premiums earned as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $31.3 million in commercial motor premiums earned as we canceled the multi-line contracts with commercial motor coverages during 2012. The increase in motor physical damage premiums earned was entirely related to the new non-standard automobile contracts. Our professional liability line reported $6.9 million increase in premiums earned for the year ended December 31, 2012 as the premiums for the contracts written in late 2011 were fully earned during 2012.

The increases in premiums earned on motor liability and motor physical damage lines were offset by decreases in our other lines of business. For the year ended December 31, 2012, premiums earned on our Florida homeowners' personal lines contracts decreased by $38.6 million primarily due to a contract commuted during the fourth quarter of 2011. Our general liability and workers' compensation premiums earned decreased by $7.4 million and $6.4 million, respectively, because during the fourth quarter of 2012 we canceled our multi-line contracts which included coverages for commercial motor, workers' compensation and general liability. In addition, the financial line earned premiums decreased by $8.5 million due to the commutation of a surety and trade credit contract. Our health line premiums earned decreased by $13.5 million primarily due to some health contracts not renewed during 2012, as well as lower underlying business written by our existing clients.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the year ended December 31, 2012, severity net premiums earned increased $2.7 million, or 13.9%, compared to the same period in 2011. The increase was primarily due to $2.6 million of reinstatement premiums earned on a catastrophe contract that incurred a full limit loss from super-storm Sandy. Additionally, the unearned portion of the original premium ($0.8 million) on this contract was also earned immediately upon occurrence of the full limit loss. There were no reinstatement or additional premiums recorded during the year ended December 31, 2011.

Year ended December 31, 2011

For the year ended December 31, 2011, the frequency earned premiums increased $101.4 million, or 39.2% compared to the 2010 year. The personal lines contracts accounted for $72.7 million of the increase primarily related to the new Florida homeowners’ property insurance contracts written during 2010 and 2011. Since the new 2010 contracts incepted in the middle

Link to Table of Contents

of 2010, a large portion of the premiums was earned during 2011 as the period of protection extended into 2011. To a lesser extent, the increase in earned premiums related to professional indemnity, motor liability (including physical damage), financial, general liability and workers’ compensation contracts, which together accounted for $31.1 million of the increase. The increase in frequency earned premiums was partially offset by a $2.5 million decrease in the specialty health line.

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

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Frequency	$344,074	93.9%	$236,729	97.9%	$178,242	100.7%
Severity	22,527	6.1	4,961	2.1	(1,224)	(0.7)
Total	$366,601	100.0%	$241,690	100.0%	$177,018	100.0%

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as we deem appropriate based on updated information and our internal actuarial estimates. We expect losses incurred on our severity business to be volatile depending on the frequency and magnitude of catastrophic events from year to year.

Year ended December 31, 2012

For the year ended December 31, 2012, the total losses incurred on frequency contracts increased by $107.3 million, or 45.3%, partially due to the 23.4% increase in frequency earned premiums discussed above, and partially due to adverse loss development on contracts containing commercial motor liability coverages. During 2012, the updated loss data relating to these contracts indicated adverse loss development due to several large losses and overall higher settlement amounts expected on open claims.
Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. For the years ended December 31, 2012 and 2011, the overall loss ratios for our frequency business were 77.4% and 65.7%, respectively. The increase in loss ratio was primarily attributable to an increase in loss reserves relating to the commercial motor liability contracts discussed above. Excluding the commercial motor liability contracts, the frequency loss ratios were 67.0% and 56.9% for the years ended December 31, 2012 and 2011, respectively. Notwithstanding the commercial motor liability contracts, our frequency loss ratios were negatively impacted by the change in mix of business as the Florida homeowners' earned premiums became a smaller portion of our overall business while non-standard automobile earned premiums accounted for a significantly greater portion of our business. Since the non-standard automobile line of business normally has a higher loss ratio than the homeowners' personal line, our overall frequency loss ratio increased accordingly. Another factor contributing to the increase in the frequency loss ratio for the year ended December 31, 2012 was the higher loss ratios for some of our Florida homeowners' contracts impacted by sinkhole losses and damage caused by hurricane Isaac and tropical storm Debby during 2012.

For the years ended December 31, 2012 and 2011, the loss ratios for our severity business were 101.2% and 25.4%, respectively. The losses incurred on severity contracts of $22.5 million for the year ended December 31, 2012, included $15.0 million of loss reserves relating to super-storm Sandy, and an increase of $9.0 million of loss reserves relating to the 2010 New Zealand earthquake. The loss from super-storm Sandy relates to one contract and has been reserved at the full limit of $15.0 million. The loss relating to the 2010 New Zealand earthquake was increased to the full limit of $10.0 million during 2012 based on the expectation of higher insured losses due to changes in building codes and engineering requirements for rebuilding in New Zealand. Partially offsetting these increases were the elimination of loss reserves of $0.7 million and $0.8 million on a

Link to Table of Contents

professional indemnity contract and a commercial excess of loss contract, respectively, as underlying losses are no longer expected to reach a level that would impact these contracts.

Year ended December 31, 2011

For the year ended December 31, 2011, the total losses incurred on frequency contracts increased by $58.5 million, or 32.8%, primarily due to the increase in earned premiums for the reasons explained above. Losses incurred on the personal line accounted for a majority of the increase, followed by general liability, professional liability and workers’ compensation lines. For the year ended December 31, 2011, the losses incurred relating to motor liability were unchanged from the same period in 2010. However this was the net result of the decrease in losses incurred relating to the commercial motor contracts which are in run-off; wholly offset by, (i) increase in loss reserves on new non-standard automobile contracts entered during 2011, and (ii) adverse loss development on a prior year multi-line contract covering commercial motor and general liabilities.

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

The loss ratios for our severity business were 25.4% and (4.3)% for the years ended December 31, 2011 and 2010, respectively. The increase in the severity loss ratio for the year ended December 31, 2011, was primarily due to a full limit loss of $5.0 million on a natural peril contract resulting from the 2011 New Zealand earthquake. Additionally, loss reserves relating to the 2010 New Zealand earthquake which were reported and recorded in 2011, also contributed to the increase in the severity loss ratio. The negative severity loss ratio for the year ended December 31, 2010 was primarily due to the absence of any major catastrophe losses and, to a lesser extent, due to net favorable loss development of $6.0 million on prior year severity contracts.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Year ended December 31
		2012			2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$264,630	$(8,146)	$256,484	$215,176	$(10,546)	$204,630	$135,767	$(3,169)	$132,598
Change in reserves	115,011	(4,894)	110,117	54,641	(17,581)	37,060	49,126	(4,706)	44,420
Total	$379,641	$(13,040)	$366,601	$269,817	$(28,127)	$241,690	$184,893	$(7,875)	$177,018

For the year ended December 31, 2012, the increase in ceded reserves of $4.9 million was primarily related to the retrocession of multi-line frequency casualty contracts which experienced adverse loss development during 2012.
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
For the year ended December 31, 2012, our net loss reserves on prior period contracts increased by $56.9 million which primarily related to the following:

●
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

●
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

Link to Table of Contents

contracts consistent with the loss ratio recorded for the more mature commercial motor contract. Loss reserves were increased on these contracts after extensive review of existing claims data, our previous experience with commercial motor liability business and actuarial analysis based on data received from third party claims handlers and the client;

●
$9.0 million of adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This adverse loss development resulted from revised estimated losses expected on the underlying policies by the ceding insurer, primarily due to complex engineering and structural requirements as well as building-code changes being implemented in New Zealand. The updated loss reserves resulted in a full limit loss of $10.0 million under this contract;

●
$4.6 million of adverse loss development, net of retrocession recoveries, on prior period Florida homeowners' contracts due to a combination of an increase in attritional losses as well as an increase in sinkhole losses based on updated information received from the ceding insurer during the period as well as a reassessment in connection with our quarterly reserve analysis. These contracts contain sliding scale commission adjustments which offset some of the adverse loss development. Therefore, $4.6 million of adverse loss development, was offset by a reduction of $1.3 million in commission expenses.

There were no other significant developments of prior period reserves during the year ended December 31, 2012.

For the year ended December 31, 2011, our net loss reserves on prior period contracts increased by $26.0 million, which primarily related to the following:

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

●	Adverse loss development of $1.6 million on Florida homeowners’ contracts based on data received from the client and a reassessment in connection with our quarterly reserve analysis; and

●	Favorable loss development of $1.3 million relating to a specialty health contract based on data received from the client and a reassessment in connection with our quarterly reserve analysis.

There were no other significant developments of prior period reserves during the year ended December 31, 2011.

For the year ended December 31, 2010, the net losses incurred included $8.7 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2010, the loss development on prior year contracts primarily related to the following:

●
Adverse loss development of $15.4 million relating to prior year motor liability contracts, as a result of higher than expected paid and incurred losses included in the data received from the client. Based on a review of the client’s actual loss data and a reassessment in connection with our quarterly reserve analysis, we increased our loss reserves accordingly;

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

●
Favorable loss development of $1.4 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the clients and a reassessment in connection with our quarterly reserve analysis; and

●
Favorable loss development of $1.3 million in aggregate, on specialty health contracts relating to 2007 and 2008 years, based on data received from the clients and a reassessment in connection with our quarterly reserve analysis;

There were no other significant developments of prior period reserves during the year ended December 31, 2010.

Link to Table of Contents

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

	Year ended December 31
	2012		2011		2010
	($ in thousands)
Frequency	$139,598	97.8%	$134,658	97.1%	$95,052	92.6%
Severity	3,123	2.2	4,093	2.9	7,593	7.4
Total	$142,721	100.0%	$138,751	100.0%	$102,645	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the years ended December 31, 2012, 2011 and 2010, the acquisition cost ratios for frequency business were 31.4%, 37.4% and 36.7%, respectively. The acquisition cost ratios for severity business were 14.0%, 20.9% and 26.3% for the years ended December 31, 2012, 2011 and 2010, respectively. Overall, our total acquisition cost ratios were 30.6%, 36.5%, and 35.7% for the years ended December 31, 2012, 2011 and 2010.

For the year ended December 31, 2012, the decrease in the frequency acquisition cost ratio primarily related to the change in mix of business. The non-standard automobile contracts which carry lower ceding commissions than our other frequency contracts, accounted for approximately 46% of frequency earned premiums for the year ended December 31, 2012, compared to 6% for the same period in 2011. Likewise, the Florida homeowners' contracts which carry higher ceding commissions than our other frequency contracts, accounted for approximately 27% of our frequency earned premiums in 2012 compared to 44% in 2011. Therefore, the increase in the volume of personal automobile business combined with the decrease in Florida homeowners' business, resulted in a decrease in the overall frequency acquisition cost ratio. Additionally, due to the adverse loss development on a Florida homeowners' contract, the sliding scale ceding commissions were adjusted downward which also contributed to the decrease in acquisition costs.

For the year ended December 31, 2012, the decrease in severity acquisition cost ratio was primarily related to lower brokerage fees on a catastrophe contract renewed during 2012, combined with the fact that the reinstatement premium earned during 2012 did not incur any brokerage or commission expenses.

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

Link to Table of Contents

General and Administrative Expenses

Our general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, were $17.5 million, $13.9 million, and $16.2 million, respectively. General and administrative expenses for the years ended December 31, 2012, 2011 and 2010 included $3.7 million, $2.9 million and $4.1 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

For the year ended December 31, 2012, the increase in general and administrative expenses of $3.6 million, or 26.3%, was primarily due to personnel costs (including share based compensation) being higher by $2.2 million compared to 2011. This was mainly due to the 2011 personnel costs being unusually low as a result of the reversal of employee bonus accruals due to deteriorating underwriting results related to prior underwriting years and the reversal of share based compensation expense relating to the retirement of our former chief executive officer during 2011. To a lesser extent, the higher personnel costs during 2012 were due to our Cayman Islands and Dublin offices adding five new employees during 2012. Other than personnel costs, non-investment related foreign exchange losses accounted for $0.8 million of the increase in general and administrative expenses for the year ended December 31, 2012.

For the year ended December 31, 2011, the decrease in general and administrative expenses of $2.3 million, related primarily to a decrease in employee bonus accruals as a result of a decrease in underwriting results, and to a lesser extent related to lower share based compensation expense for the year ended December 31, 2011. The decrease in share based compensation expense was primarily due to a $1.1 million reversal of share based compensation expense relating to forfeited restricted shares and stock options upon retirement of our former chief executive officer. The decrease was partially offset by an increase in salaries and benefits expenses (excluding bonus) resulting from the addition of six new employees during 2011.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Year ended December 31
	2012	2011	2010
	($ in thousands)
Realized gains	$60,762	$139,760	$79,088
Change in unrealized gains / (losses)	67,569	(75,719)	48,795
Investment related foreign exchange gains (losses)	3,682	(6,953)	6,397
Interest, dividend and other income	21,131	17,528	18,969
Interest, dividend and other expenses	(38,545)	(30,837)	(22,939)
Investment advisor compensation	(35,658)	(20,661)	(26,304)
Net investment income	$78,941	$23,118	$104,006

Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2012, investment income, net of all fees and expenses, resulted in a gain of 7.1% on our investment portfolio. This compares to a gain of 2.1% and a gain of 11.0% reported for the years ended December 31, 2011 and 2010, respectively. We expect our investment income (including realized and unrealized gains / losses) to fluctuate from period to period. Fluctuations in realized and unrealized gains / losses are a function of both the market performance of the securities held in our investment portfolio, and the timing of additions to and dispositions of securities in our investment portfolio. Our investment advisor uses its discretion over when a gain (or loss) is realized on a particular investment.

We believe that net investment income (which includes both realized and unrealized gains / losses) is the best way to assess our investment performance, rather than analyzing the realized gains / losses and unrealized gains / losses separately.

For the years ended December 31, 2012, 2011 and 2010, the gross investment returns (excluding investment advisor fees) were 9.0%, 2.7% and 12.5%, respectively, and were comprised of the following:

Link to Table of Contents

	Year ended December 31
	2012	2011	2010
Long portfolio gains (losses)	22.2%	(1.0)%	24.1%
Short portfolio gains (losses)	(11.5)%	5.4%	(9.8)%
Other income and expenses	(1.7)%	(1.7)%	(1.8)%
Gross investment return	9.0%	2.7%	12.5%

For the year ended December 31, 2012, included in investment advisor compensation was $16.9 million (2011: $15.2 million, 2010: $13.4 million) relating to management fees paid to DME Advisors and $18.8 million (2011: $5.4 million, 2010: $12.9 million) relating to performance allocation in accordance with the advisory agreement with DME Advisors.

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

As of December 31, 2012, a deferred tax asset of $0.1 million (2011: $0.1 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the consolidated balance sheets. As of December 31, 2012, an accrual for current taxes payable of $0.3 million (2011: $0.2 million) was recorded in other liabilities on the consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

Link to Table of Contents

The following table provides the ratios:

	Year ended December 31
		2012			2011			2010
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	77.4%	101.2%	78.5%	65.7%	25.4%	63.6%	68.9%	(4.3)%	61.5%
Acquisition cost ratio	31.4%	14.0%	30.6%	37.4%	20.9%	36.5%	36.7%	26.3%	35.7%
Composite ratio	108.8%	115.2%	109.1%	103.1%	46.3%	100.1%	105.6%	22.0%	97.2%
Internal expense ratio			3.8%			3.7%			5.6%
Combined ratio			112.9%			103.8%			102.8%

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

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments (including financial contracts receivable) reported in the consolidated balance sheets as of December 31, 2012, were $1,200.7 million compared to $1,053.8 million as of December 31, 2011, an increase of $146.9 million, or 13.9%, primarily due to an increase in the market values of our long equities and to a lesser extent due to additional purchases of long investments during the year ended December 31, 2012. As of December 31, 2012, our exposure to long investments increased to 102.5%, compared to 89% as of December 31, 2011, while our exposure to short investments increased to 64%, compared to 52% as of December 31, 2011, as we increased the number and size of long and short positions in our portfolio. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of December 31, 2012, we had borrowed $73.7 million (2011: $4.3 million) from our prime brokers in order to purchase investment securities. In accordance with our investment guidelines, DME Advisors may use margin leverage up to 5% for extended time periods and an aggregate of 20% for periods not exceeding 30 days. At December 31, 2012, the margin borrowing from prime brokers for our investment portfolio was within these guidelines. The increase in amounts borrowed from prime brokers for investing was due to the increase in our exposure to long and short investments during the year ended December 31, 2012. In addition, as of December 31, 2012, we had borrowed $252.7 million (2011: $256.1 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers.

Link to Table of Contents

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. As of December 31, 2012, 85.3% (2011: 86.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.9% (2011: 11.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.8% (2011: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback they receive from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2012, $258.5 million (2011: $182.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $254.9 million (2011: $174.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $3.6 million (2011: $7.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the year ended December 31, 2012, equity securities with a fair value of $5.0 million on the date of transfer, were transferred from Level 3 classification. These securities became publicly listed and commenced trading on an exchange during 2012. However, due to a lock-up period, the securities held in our investment portfolio may be restricted from being traded for a specified period which varies by security. Therefore, a discount factor is applied to determine the fair value of these securities and these securities are classified as Level 2. When the trading restrictions expire, these securities are transfered to Level 1 classification. During the year ended December 31, 2012, $32.4 million, respectively, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up periods on those securities expired and a discount factor was no longer applied in determining the fair value of these securities. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying consolidated financial statements. No other transfers into or out of Level 3 took place during the year ended December 31, 2012.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of December 31, 2012, our securities sold, not yet purchased increased by $224.6 million, or 32.8%, to $908.4 million from $683.8 million at December 31, 2011, as we increased the number and size of short positions and increased the short exposure in our portfolio from 52% to 64%. As of December 31, 2012, the restricted cash included $910.0 million relating to collateral for securities sold, not yet purchased compared to $684.0 million as of December 31, 2011. Overall our restricted cash increased by $249.4 million, or 26.0%, from $957.5 million to $1,206.8 million, primarily as a result of needing more collateral to support the overall increase in securities sold, not yet purchased.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net

 At December 31, 2012, reinsurance balances receivable were $173.2 million compared to $141.3 million as of December 31, 2011, an increase of $31.9 million, or 22.6%. The increase in the reinsurance balances receivable primarily related to increases in premiums on non-standard automobile quota share contracts. Additionally, reinsurance balances receivable includes amounts held by our clients for claim payments (claims fund). At December 31, 2012, the claims fund balances increased by $8.3 million as our contracts started to mature and claim payments started to accelerate. Reinsurance balances receivable also includes amounts collectible from retrocessionaires for reimbursement of losses paid. At December 31, 2012, the amounts collectible from retrocessionaires increased by $7.5 million due to adverse loss development on the assumed contracts. The entire reinsurance balance receivable is considered current and collectible and therefore no provision for uncollectible balances was recorded at December 31, 2012.

  At December 31, 2012, deferred acquisition costs (net of retrocession) decreased by $9.5 million, or 13.9%, compared to December 31, 2011. The decrease was primarily due to the corresponding decrease in unearned premium reserves which decreased $37.6 million, or 16.6% during the same period. The decrease in unearned premium reserves was principally due to the novation of Florida homeowners' contracts.The corresponding retroceded portions of these contracts were also novated which resulted in a decrease in the unearned premiums ceded as of December 31, 2012. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater

Link to Table of Contents

than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2012, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Expenses Recoverable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	December 31, 2012			December 31, 2011
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$124,927	$182,536	$307,463	$85,186	$117,850	$203,036
Severity	15,747	33,260	49,007	18,136	20,107	38,243
Total	$140,674	$215,796	$356,470	$103,322	$137,957	$241,279

The increase in frequency loss reserves is partially due to adverse loss development on prior year contracts mainly related to commercial motor liability, and partially a result of estimated losses incurred associated with the increase in premiums earned during the year ended December 31, 2012 (see "Note 7. Loss and Loss Adjustment Expense Reserves" for a summary of changes in outstanding loss and loss adjustment expense reserves). The increase in severity loss reserves is due to a full limit loss on catastrophe contract as a result of super-storm Sandy, and an increase in loss reserves related to the 2010 New Zealand earthquake. These increases were partially offset by loss payments made during 2012 on other severity contracts which had loss reserves as of December 31, 2011. For most of our contracts written as of December 31, 2012, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of January 31, 2013, our maximum aggregate loss exposure to any series of natural peril events was $118.7 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	102,000	118,700
Europe	30,000	30,000
Japan	30,000	30,000
Rest of the world	67,500	67,500
Maximum Aggregate	102,000	118,700
(1) Includes the Caribbean

For the year ended December 31, 2012, loss and loss expenses recoverable increased by $4.7 million, or 15.8%, principally due to the increase in loss reserves on the multi-line retroceded contracts as a result of adverse loss development on the corresponding assumed multi-line quota share contracts. This increase was partially offset by the decrease in loss reserves resulting from the novation of the Florida homeowners' contracts during the year ended December 31, 2012.

Funds Withheld

For the year ended December 31, 2012, funds withheld decreased by $20.6 million, or 54.2%, principally due to the novation of certain Florida homeowners' contracts and their corresponding retroceded contracts. As part of the novation agreement, we returned the funds that we were withholding as collateral against the retrocessionaire's future obligations.

Link to Table of Contents

Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased by $14.7 million to $860.4 million as of December 31, 2012, compared to $845.7 million as of December 31, 2011. Retained earnings increased due to net income of $14.6 million reported for the year ended December 31, 2012, while the non-controlling interest decreased by $3.9 million primarily due to withdrawal of funds by DME Advisors from the joint venture during the year ended December 31, 2012. The increase in additional paid-in capital of $4.0 million related to stock compensation expense and from stock options exercised during the year ended December 31, 2012.

Liquidity and Capital Resources

General

Greenlight Capital Re is organized as a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of administrative expenses. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite risks associated with our property and casualty reinsurance programs. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of December 31, 2012, Greenlight Re was rated “A (Excellent)” with a stable outlook, while GRIL was rated "A- (Excellent)" with a stable outlook, each by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2012, approximately 95% of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of December 31, 2012, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our consolidated statements of income for each reporting period.

For the years ended December 31, 2012, 2011 and 2010, the net cash provided by (used in) operating activities was $(50.6) million, $(25.9) million and $38.5 million, respectively. Included in the net cash provided by (used in) operating activities were investment related expenses (such as investment advisor compensation, net interest and dividend expenses) of $53.1 million, $34.0 million, $30.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Therefore excluding the investment related expenses, the net cash provided by our operating activities was $2.5 million, $8.1 million and $68.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash from operating activities since 2010 was primarily a result of claims being paid on our older underwriting contracts that have matured or are currently in run off. Additionally, the decrease was also due to the growth in non-standard automobile contracts for which claims are paid over a shorter period than our other contracts. For the years ended December 31, 2012 and 2011, as non-standard automobile contracts made up a larger portion of our business (41.3% and 8.4% of gross written premiums, respectively) the amount of cash generated from operating activities decreased. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The

Link to Table of Contents

cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

We generated $29.9 million from investing activities for the year ended December 31, 2012, mainly from the net sale of investments. There were no significant cash flows related to financing activities during the year ended December 31, 2012.

As of December 31, 2012, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of December 31, 2012, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2012, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of December 31, 2012, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premium, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2012, we had four letter of credit facilities with an aggregate capacity of $760.0 million (2011: $760.0 million) with various financial institutions. See Note 14 of the accompanying consolidated financial statements for details on each of these facilities. As of December 31, 2012, an aggregate amount of $416.5 million (2011: $382.8 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At December 31, 2012, total equity securities and cash and cash equivalents with a fair value in the aggregate of $441.7 million (2011: $410.5 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the year ended December 31, 2012.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, in June 2012, we renewed our Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the year ended December 31, 2012.

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 26, 2012, our Board of Directors extended the duration of the repurchase plan from June 30, 2012 to June 30, 2013. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. As of December 31, 2012, the Company was authorized to purchase up to 1,771,100 Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or

Link to Table of Contents

through privately negotiated transactions. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2012.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of December 31, 2012, there were 1,136,504 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2012 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$364	$728	$585	$138	$1,815
Specialist service agreement	734	550	—	—	1,284
Private equity and limited partnerships (2)	20,803	—	—	—	20,803
Loss and loss adjustment expense reserves (3)	197,830	118,668	24,739	15,233	356,470
	$219,731	$119,946	$25,324	$15,371	$380,372

(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of December 31, 2012, we had made total commitments of $36.2 million in private investments of which we have invested $15.3 million, and our remaining commitments to these investments total $20.8 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of December 31, 2012, $908.4 million of securities sold, not yet purchased, were secured by $910.0 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Link to Table of Contents

On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the Advisory Agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2012, $18.8 million of performance allocation was calculated at the 20% rate and included in net investment income.

In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The service agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio that are disclosed in the consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Effects of Inflation

We consider the effects of inflation in our pricing and estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the years ended December 31, 2012, 2011 and 2010, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    political risk.

Equity Price Risk

As of December 31, 2012, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2012, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $42.0 million, or 3.6%, decline in the fair value of our total investment portfolio.

Link to Table of Contents

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2012, we had loss reserves reported in foreign currencies of £13.2 million. As of December 31, 2012, a 10% decrease in the U.S dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $2.1 million. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $2.1 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2012, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2012:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(885)	(0.1)%	$885	0.1%
Euro	9,358	0.8	(9,201)	(0.8)
Japanese Yen	41,080	3.5	(13,620)	(1.2)
Swiss Franc	(68)	—	68	—
Other	486	—	(486)	—
Total	$49,971	4.2%	$(22,354)	(1.9)%

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

Link to Table of Contents

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2012:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$16,736	1.44%	$(18,409)	(1.58)%
Credit default swaps	(123)	(0.01)	123	0.01
Interest rate options	642	0.06	(93)	(0.01)
Net exposure to interest rate risk	$17,255	1.49%	$(18,379)	(1.58)%

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

Credit Risk

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets including notes receivable. Our notes receivable are due from parties whom we consider our strategic partners and we evaluate their financial condition and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under the reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We monitor the collectability of these balances on a regular basis.

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

Political Risk

We are exposed to political risk to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trade securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy and underwriting operations. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see Item 1A "Risk Factors").

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

Link to Table of Contents

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Link to Table of Contents

control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulations 14A, which proxy statement is incorporated by reference.

Link to Table of Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 7, 2008)

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
10.7
Form of Shareholders’ Agreement, dated August 11, 2004, by and among the Registrant and each of the subscribers (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-139993)

10.8
Form of Deed of Indemnity between the Registrant and each of its directors and certain of its officers (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-139993)

10.9
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 2, 2009)

10.10
Concurrent Private Placement Stock Purchase Agreement for Class B Ordinary Shares, dated January 11, 2007, by and between the Company and David Einhorn (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement No. 333-139993)

10.11
Service Agreement, dated as of February 21, 2007, between DME Advisors, LP and Greenlight Capital Re, Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-139993)

10.12
Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 23, 2009)

10.13
Letter of Credit Agreement, executed July 21, 2009, between Greenlight Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2009)

10.14	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 4, 2010)
10.15
Amended and Restated Letter of Credit Agreement, executed June 17, 2010, between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 2, 2010)

10.16
Amended Letter of Credit Agreement, executed June 14, 2010, between Greenlight Reinsurance, Ltd. and Bank of America, N.A (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed August 2, 2010)

10.17	Letter of Understanding, dated June 10, 2010, between Greenlight Reinsurance, Ltd. and Citibank, N.A (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2010)
10.18
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.19
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.20
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

10.21
Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 2, 2010)

Link to Table of Contents

10.22
Letter of Credit Agreement, effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 22, 2011)

10.23
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 30, 2012)

10.24	Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry
10.25	Employment Agreement, dated September 28, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Claude Wagner
10.26	Amendment to amended letter of credit agreement executed on December 16, 2011 between Greenlight Reinsurance, Ltd. and Bank of America, N.A.
10.27	Amended letter of credit agreement effective as of December 16, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A.
12.1	Ratio of earnings to fixed charges and preferred share dividends.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Form 10-K filed on February 22, 2011)
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. (*)

*
The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Barton Hedges
Barton Hedges Chief Executive Officer
Date: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
Date: February 19, 2013	Date: February 19, 2013
/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
Date: February 19, 2013	Date: February 19, 2013
/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
Date: February 19, 2013	Date: February 19, 2013
/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
Date: February 19, 2013	Date: February 19, 2013
/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
Date: February 19, 2013

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘‘Item 9A, Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 19, 2013

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 19, 2013

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2012	2011
Assets
Investments
Debt instruments, trading, at fair value	$1,763	$10,639
Equity securities, trading, at fair value	1,042,715	890,822
Other investments, at fair value	133,450	128,685
Total investments	1,177,928	1,030,146
Cash and cash equivalents	21,890	42,284
Restricted cash and cash equivalents	1,206,837	957,462
Financial contracts receivable, at fair value	22,744	23,673
Reinsurance balances receivable	173,221	141,278
Loss and loss adjustment expenses recoverable	34,451	29,758
Deferred acquisition costs, net	59,177	68,725
Unearned premiums ceded	3,616	27,233
Notes receivable	19,330	17,437
Other assets	3,559	5,492
Total assets	$2,722,753	$2,343,488
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$908,368	$683,816
Financial contracts payable, at fair value	19,637	6,324
Due to prime brokers	326,488	260,359
Loss and loss adjustment expense reserves	356,470	241,279
Unearned premium reserves	188,185	225,735
Reinsurance balances payable	35,292	32,192
Funds withheld	17,415	38,031
Other liabilities	10,488	10,054
Total liabilities	1,862,343	1,497,790
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,447,179 (2011: 30,283,200): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2011: 6,254,949))	3,670	3,654
Additional paid-in capital	492,469	488,478
Retained earnings	325,569	310,971
Shareholders’ equity attributable to shareholders	821,708	803,103
Non-controlling interest in joint venture	38,702	42,595
Total equity	860,410	845,698
Total liabilities and equity	$2,722,753	$2,343,488

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2012	2011	2010
Revenues
Gross premiums written	$427,844	$397,659	$414,850
Gross premiums ceded	24,275	(46,920)	(12,011)
Net premiums written	452,119	350,739	402,839
Change in net unearned premium reserves	14,595	29,036	(115,138)
Net premiums earned	466,714	379,775	287,701
Net investment income	78,941	23,118	104,006
Other income (expense), net	(259)	253	(1,079)
Total revenues	545,396	403,146	390,628
Expenses
Loss and loss adjustment expenses incurred, net	366,601	241,690	177,018
Acquisition costs, net	142,721	138,751	102,645
General and administrative expenses	17,539	13,892	16,187
Total expenses	526,861	394,333	295,850
Income before income tax expense	18,535	8,813	94,778
Income tax expense	(86)	(247)	(396)
Net income including non-controlling interest	18,449	8,566	94,382
Income attributable to non-controlling interest in joint venture	(3,851)	(1,797)	(3,740)
Net income	$14,598	$6,769	$90,642
Earnings per share
Basic	$0.40	$0.19	$2.49
Diluted	$0.39	$0.18	$2.44
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	36,702,128	36,548,466	36,420,719
Diluted	37,361,338	37,286,454	37,224,173

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' Equity Attributable to Shareholders	Non-controlling interest in joint venture	Total Equity
Balance at December 31, 2009	$3,632	$481,449	$213,560	$698,641	$30,597	$729,238
Issue of Class A ordinary shares, net of forfeitures	14	18	—	32	—	32
Share-based compensation expense, net of forfeitures	—	4,088	—	4,088	—	4,088
Non-controlling interest contribution in joint venture, net	—	—	—	—	11,421	11,421
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,740	3,740
Net income	—	—	90,642	90,642	—	90,642
Balance at December 31, 2010	$3,646	$485,555	$304,202	$793,403	$45,758	$839,161

Issue of Class A ordinary shares, net of forfeitures	$8	$—	$—	$8	$—	$8
Share-based compensation expense, net of forfeitures	—	2,923	—	2,923	—	2,923
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(4,960)	(4,960)
Income attributable to non-controlling interest in joint venture	—	—	—	—	1,797	1,797
Net income	—	—	6,769	6,769	—	6,769
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698

Issue of Class A ordinary shares, net of forfeitures	$16	$316	$—	$332	$—	$332
Share-based compensation expense, net of forfeitures	—	3,675	—	3,675	—	3,675
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(7,744)	(7,744)
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,851	3,851
Net income	—	—	14,598	14,598	—	14,598
Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010
(expressed in thousands of U.S. dollars)

	2012	2011	2010
Cash provided by (used in)
Operating activities
Net income	$14,598	$6,769	$90,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(67,307)	76,170	(48,154)
Net realized gains on investments and financial contracts	(60,762)	(139,760)	(79,088)
Foreign exchange (gains) losses on restricted cash and cash equivalents	(3,682)	6,953	(6,397)
Income attributable to non-controlling interest in joint venture	3,851	1,797	3,740
Share-based compensation expense, net of forfeitures	3,689	2,931	4,088
Depreciation expense	250	232	225
Net change in
Reinsurance balances receivable	(31,943)	(31,711)	(26,819)
Loss and loss adjustment expenses recoverable	(4,693)	(17,782)	(4,706)
Deferred acquisition costs, net	9,548	18,664	(52,988)
Unearned premiums ceded	23,617	(19,809)	(946)
Other assets	1,683	(1,378)	643
Loss and loss adjustment expense reserves	115,191	54,812	49,107
Unearned premium reserves	(37,550)	(9,248)	116,084
Reinsurance balances payable	3,100	18,215	(14,137)
Funds withheld	(20,616)	8,957	8,176
Other liabilities	434	(1,732)	(1,010)
Net cash (used in) provided by operating activities	(50,592)	(25,920)	38,460
Investing activities
Purchases of investments, trading	(830,515)	(848,274)	(497,107)
Sales of investments, trading	903,344	812,235	507,823
Purchases of financial contracts	(70,658)	(51,277)	(37,197)
Dispositions of financial contracts	39,417	49,389	37,783
Securities sold, not yet purchased	822,718	847,821	591,634
Dispositions of securities sold, not yet purchased	(645,225)	(778,744)	(533,291)
Change in due to prime brokers	66,129	(12,712)	273,071
Change in restricted cash and cash equivalents, net	(245,693)	12,878	(380,025)
Change in notes receivable, net	(1,893)	(3,232)	1,219
Non-controlling interest contribution in (withdrawal from) joint venture	(7,744)	(4,960)	11,421
Fixed assets additions	—	(460)	—
Net cash provided by (used in) investing activities	29,880	22,664	(24,669)
Financing activities
Net proceeds from exercise of stock options	318	—	32
Net cash provided by financing activities	318	—	32
Net (decrease) increase in cash and cash equivalents	(20,394)	(3,256)	13,823
Cash and cash equivalents at beginning of the period	42,284	45,540	31,717
Cash and cash equivalents at end of the period	$21,890	$42,284	$45,540
Supplementary information
Interest paid in cash	$23,506	$15,882	$10,944
Interest received in cash	1,213	530	13,888
Income tax paid in cash	216	499	92

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (‘‘GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (‘‘Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the "Law") and is subject to regulation by the Cayman Islands Monetary Authority, ("CIMA"), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering. During 2008, Verdant Holding Company, Ltd. (‘‘Verdant”), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Ltd. ("GRIL"), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 (“Irish Regulations”). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the ‘‘Company” refers collectively to GLRE and its subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol ‘‘GLRE”.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL and Verdant. All significant intercompany transactions and balances have been eliminated on consolidation.

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

Link to Table of Contents

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

Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume is obtained. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.

Certain contracts allow for re-instatement premiums in the event of a full limit loss prior to the expiry of a contract. A re-instatement premium is not due until there is a full limit loss event and therefore, in accordance with U.S. GAAP, the Company records a re-instatement premium as written only in the event that a client incurs a full limit loss on the contract and the contract allows for a re-instatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums, are earned over the remaining coverage period.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2012 and 2011, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2012, $9.6 million (2011: $10.1 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2012, $1.5 million (2011: $3.9 million and 2010: $4.8 million) of net profit commission expenses were included in acquisition costs on the consolidated statements of income.

Link to Table of Contents

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

Loss and loss adjustment expenses recoverable include the amounts due from retrocessionaires for unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may not be able to ultimately recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance expenses recoverable when recovery is no longer probable.

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

For the year ended December 31, 2012, the notes earned interest at annual interest rates ranging from 6.0% to 15.0% and had remaining maturity terms ranging from approximately 2 years to 6 years. At December 31, 2012, included in the notes receivable balance was $16.5 million (2011: $16.5 million), related to notes placed on non-accrual status based on expectations of the Company’s ability to collect any further interest that would accrue up to maturity. At December 31, 2012, included in the notes receivable balance was $2.0 million of accrued interest (2011: $2.0 million). For the years ended December 31, 2012, 2011 and 2010, no interest was received relating to the notes placed on non-accrual status.

Based on management’s assessment, the recorded values of the notes at December 31, 2012 and 2011, were expected to be fully collectible and therefore no provision for uncollectible amounts was deemed necessary at December 31, 2012 and 2011. Interest income earned on notes receivable is included under net investment income in the consolidated statements of income.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2012, included in the consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $5.1 million and $0.7 million of deposit assets and deposit liabilities (2011: $4.7 million and $1.1 million), respectively. For the year ended December 31, 2012, $0.2 million was included in other income (expense), net, relating to losses on deposit accounted contracts (2011: $0.9 million, 2010: $1.2 million). For the years ended December 31, 2012, 2011 and 2010, there was no gain on deposit accounted contracts recorded.

Link to Table of Contents

Fixed Assets

Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term.

At December 31, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(232)	219
Leasehold improvements	1,487	(492)	995
Total	$2,138	$(924)	$1,214

At December 31, 2011, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(142)	309
Leasehold improvements	1,487	(332)	1,155
Total	$2,138	$(674)	$1,464

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2012, 2011 and 2010, there were no impairments in fixed assets.

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

Link to Table of Contents

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

Link to Table of Contents

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

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals.  At December 31, 2012, other liabilities included accrued bonus of $2.8 million (2011: $3.7 million). Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until the final quantitative bonus is calculated and paid in annual installments between two to four years from the end of the fiscal year in which the business was underwritten. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

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

Comprehensive Income (Loss)

The Company has no other comprehensive income (loss), other than the net income (loss) disclosed in the consolidated statements of income.

Link to Table of Contents

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

	Year ended December 31
	2012	2011	2010
Weighted average shares outstanding - basic	36,702,128	36,548,466	36,420,719
Effect of dilutive service provider share-based awards	147,036	170,056	182,559
Effect of dilutive employee and director share-based awards	512,174	567,932	620,895
Weighted average share outstanding - diluted	37,361,338	37,286,454	37,224,173
Anti-dilutive stock options outstanding	180,000	180,000	240,000

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

Recently Adopted Accounting Standards

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments. ASU 2011-11 will become effective for the Company during the first quarter of 2013 with retrospective disclosure required for all comparative periods presented. The Company is in the process of evaluating the impact of ASU 2011-11 on its disclosures, however, the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s results of operations or financial position.

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

The Company is exposed to market risk including interest rate and foreign exchange fluctuations on financial instruments that are valued at market prices. Market movements can be volatile and difficult to predict. This may affect the ultimate gains or losses realized upon the sale of its holdings as well as the amount of net investment income reported in the consolidated statements of income. Management utilizes the services of the Company's investment advisor to monitor the Company's positions to reduce the risk of potential loss due to changes in market values.

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2012 were $60.8 million (2011: $139.8 million gains, 2010: $79.1 million gains). Gross realized gains were $268.1 million (2011: $337.9 million, 2010: $207.0 million) and gross realized losses were $207.3 million (2011: $198.1 million, 2010: $127.9 million). For the year ended December 31, 2012, included in net investment income in the consolidated statements of income were $67.6 million of net gains (2011: $75.7 million of net losses, 2010: $48.6 million of net gains) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2012, cash and investments with a fair value of $441.7 million (2011: $410.5 million) have been pledged as security against letters of credit issued.

As of December 31, 2012, the Company’s investment in gold and gold derivatives was the only investment in excess of 10% of the Company’s shareholders’ equity, with fair values of $97.6 million, or 11.3% of shareholders' equity. As of December 31, 2011, the Company’s investment in Apple Inc. and gold and gold derivatives were the only investments in excess of 10% of the Company’s shareholders’ equity, with fair values of $87.5 million and $98.6 million, respectively, or 10.3% and 11.7% of shareholders' equity, respectively.

   Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income.

Link to Table of Contents

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy:

	Fair value measurements as of December 31, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$1,503	$260	$1,763
Listed equity securities	1,040,562	2,153	—	1,042,715
Commodities	94,649	—	—	94,649
Private and unlisted equity securities	—	—	38,801	38,801
Financial contracts receivable	—	22,744	—	22,744
	$1,135,211	$26,400	$39,061	$1,200,672
Liabilities:
Listed equity securities, sold not yet purchased	$(679,897)	$—	$—	$(679,897)
Debt instruments, sold not yet purchased	—	(228,471)	—	(228,471)
Financial contracts payable	—	(19,637)	—	(19,637)
	$(679,897)	$(248,108)	$—	$(928,005)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of:

	Fair value measurements as of December 31, 2011
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$10,174	$465	$10,639
Listed equity securities	866,069	24,753	—	890,822
Commodities	97,506	—	—	97,506
Private and unlisted equity securities	—	—	31,179	31,179
Financial contracts receivable	881	22,529	263	23,673
	$964,456	$57,456	$31,907	$1,053,819
Liabilities:
Listed equity securities, sold not yet purchased	$(539,197)	$—	$—	$(539,197)
Debt instruments, sold not yet purchased	—	(144,619)	—	(144,619)
Financial contracts payable	(1,070)	(5,254)	—	(6,324)
	$(540,267)	$(149,873)	$—	$(690,140)

Link to Table of Contents

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$465	$31,179	$263	$31,907
Purchases	—	11,518	—	11,518
Sales	(1)	(1,754)	—	(1,755)
Issuances	—	—	—	—
Settlements	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(204)	2,834	(263)	2,367
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(4,976)	—	(4,976)
Ending balance	$260	$38,801	$—	$39,061

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

During the year ended December 31, 2012, $5.0 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities started actively trading on a listed exchange during 2012. However, due to lock-up period restrictions on these securities, a liquidity discount was used in determining their fair value at the date of transfer, and therefore classified as Level 2.

Additionally, during the year ended December 31, 2012, $32.4 million, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2012.

During the year ended December 31, 2011, $9.7 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 1, as these securities started actively trading on listed exchanges during the first quarter of 2012. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2011.

Link to Table of Contents

For the year ended December 31, 2012, realized gains of $0.6 million, (2011: realized losses of $0.3 million), and increase in unrealized gains of $2.0 million (2011: increase in unrealized gains of $1.9 million) on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the consolidated statements of income. In addition, for the year ended December 31, 2012, amortization expense of $0.3 million (2011: $0.5 million), relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

Investments

Debt instruments, trading

At December 31, 2012, the following investments were included in debt instruments:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	2,317	205	(1,856)	666
Corporate debt – Non U.S.	1,179	—	(82)	1,097
Total debt instruments	3,496	205	(1,938)	1,763

At December 31, 2011, the following investments were included in debt instruments:

2011	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	4,064	49	(1,685)	2,428
Corporate debt – Non U.S.	5,010	435	—	5,445
Sovereign debt – Non U.S.	2,481	285	—	2,766
Total debt instruments	11,555	769	(1,685)	10,639

The maturity distribution for debt instruments held at December 31, 2012 and 2011 was as follows:

	2012		2011
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$2,482	$2,767
From one to five years	—	—	—	—
From five to ten years	—	—	6,755	7,158
More than ten years	3,496	1,763	2,318	714
	$3,496	$1,763	$11,555	$10,639

Investment in Equity Securities, Trading

At December 31, 2012, the following long positions were included in investment securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$875,322	$199,519	$(70,275)	$1,004,566
Exchange traded funds	38,819	—	(670)	38,149
	$914,141	$199,519	$(70,945)	$1,042,715

Link to Table of Contents

At December 31, 2011, the following long positions were included in investment securities, trading:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$827,435	$78,947	$(75,593)	$830,789
Exchange traded funds	57,011	6,037	(3,015)	60,033
	$884,446	$84,984	$(78,608)	$890,822

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of December 31, 2012 and 2011, commodities were comprised of gold bullion.

At December 31, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$59,929	$34,719	$—	$94,648
Private and unlisted equity securities	36,672	4,914	(2,784)	38,802
	$96,601	$39,633	$(2,784)	$133,450

At December 31, 2011, the following securities were included in other investments:

2011	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$65,365	$32,141	$—	$97,506
Private and unlisted equity securities	32,157	2,146	(3,124)	31,179
	$97,522	$34,287	$(3,124)	$128,685

As of December 31, 2012, included in private and unlisted equity securities are investments in private equity funds with a fair value of $24.3 million (2011: $12.8 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to December 31, 2012. The private equity funds have varying lock-up periods and as of December 31, 2012, one hundred percent of the funds were not redeemable due to restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. As of December 31, 2012, the Company had $12.6 million (2011: $18.4 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

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

Link to Table of Contents

At December 31, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(697,278)	$76,172	$(58,791)	$(679,897)
Corporate debt – U.S	(7,353)	26	(381)	(7,708)
Sovereign debt – Non U.S	(207,122)	—	(13,641)	(220,763)
	$(911,753)	$76,198	$(72,813)	$(908,368)

At December 31, 2011, the following securities were included in investments in securities sold, not yet purchased:

2011	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	(583,078)	98,726	(54,845)	(539,197)
Corporate debt – U.S	(1,870)	11	—	(1,859)
Sovereign debt – Non U.S	(153,828)	11,068	—	(142,760)
	(738,776)	109,805	(54,845)	(683,816)

Financial Contracts

As of December 31, 2012 and 2011, the Company had entered into total return swaps, CDS, options, futures and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security. In addition, as of December 31, 2011, the Company had entered into a non-exchange traded weather derivative swap contract to manage its overall risk exposure to earthquake losses, under which the Company is entitled to receive a payment upon the occurrence of certain specified earthquake events in the U.S.  This contract expired during 2012 and was not renewed.

At December 31, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	2,299,933	$109
Credit default swaps, purchased – corporate debt	USD	39,665	265
Total return swaps – equities	GBP/HKD/JPY	3,664	163
Put options	USD	314,695	17,709
Call options	USD	90,374	4,498
Total financial contracts receivable, at fair value			$22,744
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(5,443)
Credit default swaps, purchased – corporate debt	USD	234,212	(3,365)
Total return swaps – equities	GBP/HKD	76,697	(9,193)
Put options	USD	16,071	(1,636)
Total financial contracts payable, at fair value			$(19,637)

Link to Table of Contents

At December 31, 2011, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	3,049,338	$2,236
Credit default swaps, purchased – sovereign debt	USD	32,952	6,160
Credit default swaps, purchased – corporate debt	USD	260,862	1,614
Total return swaps – equities	GBP/EUR	45,458	5,390
Put options	USD	132,966	6,849
Call options	USD	2,714	280
Futures	USD	9,075	881
Weather derivative swap	USD	5,000	263
Total financial contracts receivable, at fair value			$23,673
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(2,675)
Credit default swaps, purchased – corporate debt	USD	26,029	(799)
Futures	USD/EUR	149,201	(887)
Total return swaps – equities	GBP/EUR	11,795	(1,714)
Warrants and rights on listed equities	USD/CAD	183	(183)
Call options	USD	718	(66)
Total financial contracts payable, at fair value			$(6,324)

As of December 31, 2012 and 2011, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options (under financial contracts receivable) are options on foreign currencies including the Japanese Yen and the Euro denominated in U.S. dollars.

Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options, a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2012, the Company held OTC put options (long) and call options (long) with fair values of $17.2 million and $1.5 million, respectively. As of December 31, 2011, the Company held OTC put options with fair values of $6.8 million.

Link to Table of Contents

During the years ended December 31, 2012, 2011 and 2010, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Year ended December 31
		2012	2011	2010
		($ in thousands)
Interest rate options	Net investment income (loss)	$(2,127)	$(9,625)	(11,666)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(7,342)	1,042	(4,188)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(5,086)	14,957	9,071
Total return swaps – equities	Net investment income (loss)	(13,176)	8,094	9,792
Credit default swaps, issued – corporate debt	Net investment income (loss)	—	4,785	7,722
Options, warrants, and rights	Net investment income (loss)	(8,988)	(29,185)	(21,676)
Futures	Net investment income (loss)	(13,064)	(2,365)	4,901
Currency forwards	Net investment income (loss)	—	(3,612)	—
Weather derivative swap	Other income (expense), net	(263)	(451)	(641)
Total		$(50,046)	$(16,360)	(6,685)

The Company generally does not enter into derivatives for risk management or hedging purposes, and the volume of derivative activities varies from period to period depending on potential investment opportunities.

For the year ended December 31, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2012
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$45,966
Total return swaps	67,755	61,535
Options	818,319	436,033
Futures	1,033,604	1,208,785
Weather derivative swap	—	5,000
Total	$1,919,678	$1,757,319

Link to Table of Contents

For the year ended December 31, 2011, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2011
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$279,613	$468,419
Total return swaps	37,045	45,507
Options	677,506	230,490
Futures	854,155	718,998
Currency forwards	372,843	376,455
Weather derivative swap	5,000	10,000
Total	$2,226,162	$1,849,869

4.        DUE TO PRIME BROKERS

As of December 31, 2012, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 6 and 14). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At December 31, 2012, the amounts due to prime brokers included $252.7 million (2011: $256.1 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $73.7 million (2011: $4.3 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period, up to 5% of net invested assets. At December 31, 2012 and 2011, the Company was in compliance with the amount of leverage for investment purposes allowed under its investment guidelines.

5.        CASH AND CASH EQUIVALENTS

	2012	2011
	($ in thousands)
Cash at banks	$7,561	$4,004
Cash held with brokers	14,329	38,280
Total cash and cash equivalents	$21,890	$42,284

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

Link to Table of Contents

issued. Swap counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying security.

	2012	2011
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$910,003	$683,999
Cash collateral relating to letters of credit issued	252,748	256,098
Cash and cash equivalents held by swap counterparties	44,086	17,365
Total restricted cash and cash equivalents	$1,206,837	$957,462

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2012	2011	2010
	($ in thousands)
Gross balance at January 1	$241,279	$186,467	$137,360
Less: Losses recoverable	(29,758)	(11,976)	(7,270)
Net balance at January 1	211,521	174,491	130,090
Incurred losses related to:
Current year	309,703	215,675	168,340
Prior years	56,898	26,015	8,678
Total incurred	366,601	241,690	177,018
Paid losses related to:
Current year	(130,717)	(81,732)	(38,571)
Prior years	(125,767)	(122,898)	(94,027)
Total paid	(256,484)	(204,630)	(132,598)
Foreign currency revaluation	381	(30)	(19)
Net balance at December 31	322,019	211,521	174,491
Add: Losses recoverable	34,451	29,758	11,976
Gross balance at December 31	$356,470	$241,279	$186,467

For the year ended December 31, 2012, the net unfavorable loss development relating to prior year contracts amounted to $56.9 million and was primarily related to the following:

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

•
$9.0 million of adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This adverse loss development resulted from revised estimated losses expected on the underlying policies by the ceding insurer, primarily due to complex engineering and structural requirements as well as building-code changes being implemented in New Zealand. The updated loss reserves resulted in a full limit loss of $10.0 million under this contract;

•
$4.6 million of adverse loss development, net of retrocession recoveries, on prior period Florida homeowners' contracts due to a combination of an increase in attritional losses as well as an increase in sinkhole losses

Link to Table of Contents

based on updated information received from the ceding insurer during the period as well as a reassessment in connection with our quarterly reserve analysis. These contracts contain sliding scale commission adjustments which offset some of the adverse loss development. Therefore, $4.6 million of adverse loss development was offset by a reduction of $1.3 million in commission expenses.

There were no other significant developments of prior period reserves during the year ended December 31, 2012.

For the year ended December 31, 2011, our net loss reserves on prior period contracts increased by $26.0 million which primarily related to the following:

•
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

•
Adverse loss development of $9.7 million, net of recoveries from related retroceded contracts, on multi-line quota share contracts based on data received from the clients and a reassessment in connection with our quarterly reserve analysis which indicated higher large loss activity on the accounts than originally expected;

•	Adverse loss development of $1.6 million on Florida homeowners’ contracts based on data received from the client and a reassessment in connection with our quarterly reserve analysis; and

•	Favorable loss development of $1.3 million relating to a specialty health contract based on data received from the client and a reassessment in connection with our quarterly reserve analysis.

There were no other significant developments of prior period reserves during the year ended December 31, 2011.

For the year ended December 31, 2010, the net losses incurred included $8.7 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2010, the loss development on prior year contracts primarily related to the following:

•
Adverse loss development of $15.4 million relating to prior year motor liability contracts, as a result of higher than expected paid and incurred losses included in the data received from the client. Based on a review of the client’s actual loss data and a reassessment in connection with our quarterly reserve analysis, we increased our loss reserves accordingly;

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

•
Favorable loss development of $1.4 million in aggregate, on two 2007 professional liability excess of loss contracts, based on data received from the clients and a reassessment in connection with our quarterly reserve analysis; and

•
Favorable loss development of $1.3 million in aggregate, on specialty health contracts relating to 2007 and 2008 years, based on data received from the clients and a reassessment in connection with our quarterly reserve analysis;

There were no other significant developments of prior period reserves during the year ended December 31, 2010.

At December 31, 2012 and 2011, loss and loss adjustment expense reserves were comprised of the following:

	2012	2011
	($ in thousands)
Case reserves	$140,674	$103,322
IBNR	$215,796	$137,957
Total	$356,470	$241,279

Link to Table of Contents

8.        RETROCESSION

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

For the year ended December 31, 2012, loss and loss adjustment expenses incurred of $366.6 million (2011: $241.7 million and 2010: $177.0 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $13.0 million (2011: $28.1 million and 2010: $7.9 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2012, the Company had loss and loss adjustment expense recoverable of $0.1 million (December 31, 2011: $0.1 million) with a retrocessionaire rated “A+ (Superior)” by A.M. Best. Additionally, the Company had losses recoverable of $34.3 million (December 31, 2011: $29.7 million) with unrated retrocessionaires. At December 31, 2012 and 2011, the Company retained $11.4 million and $20.9 million, respectively, of cash collateral from unrated retrocessionaires with whom the Company had losses recoverable and held other collateral in the form of guarantees. Additionally, the Company retained funds withheld of $6.0 million and $17.1 million as of December 31, 2012 and 2011, respectively, on other retroceded contracts. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At December 31, 2012 and 2011, no provision for uncollectible losses recoverable was considered necessary.

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2012, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

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

As of December 31, 2012, the Company had an unused Form S-3 registration statement, declared effective by the SEC on July 10, 2009, which was renewed in June 2012 and expires in June 2015 unless renewed, for an aggregate principal amount of $200 million in securities.

Shares authorized for issuance are comprised of 300,000 (2011: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2011: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of December 31, 2012, 250,000 (2011: 250,000) Class A ordinary shares remained available for future issuance relating to share purchase options granted to the service

Link to Table of Contents

provider, and 1,136,504 (2011: 1,322,773) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2013, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2012, 1,771,100 shares remained available under the share repurchase plan.

The following table is a summary of voting ordinary shares issued and outstanding:

	2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,283,200	6,254,949	30,200,835	6,254,949	30,063,893	6,254,949
Issue of ordinary shares, net of forfeitures	163,979	—	82,365	—	136,942	—
Balance – end of year	30,447,179	6,254,949	30,283,200	6,254,949	30,200,835	6,254,949

Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

Previously, Greenlight Re, our Cayman Islands reinsurance subsidiary, was required to maintain a minimum net worth of US$120,000. During 2012, CIMA adopted the Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement of US$50.0 million and a Prescribed Capital Requirement of $310.6 million on Greenlight Re as of December 31, 2012. Greenlight Re's statutory capital and surplus of $759.6 million exceeded the Minimum Capital Requirement as well as the Prescribed Capital Requirement. For the years ended December 31, 2012, 2011 and 2010, Greenlight Re's net income was $15.3 million, $10.3 million, and $92.2 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and, there were no material differences between Greenlight Re's GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2012 and 2011.

As of December 31, 2012, none of the Company's retained earnings were restricted from payment of dividends to the Company's shareholders. However, since most of the Company's capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company's subsidiaries would likely be required in order to fund a dividend to the Company's shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. As of December 31, 2012, $448.9 million of Greenlight Re's capital and surplus was available for distribution as dividends. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2012, $2.4 million of GRIL's capital and surplus was available for distribution as dividends.

GRIL is obliged to maintain a minimum level of capital (the “Required Minimum Margin”). As of December 31, 2012 and 2011 GRIL met those requirements. As of December 31, 2012 and 2011, GRIL's statutory capital and surplus was the same as its GAAP capital and surplus of $42.5 million and $40.6 million, respectively. The required solvency margin for GRIL as of December 31, 2012 and 2011 was $8.3 million and $6.5 million, respectively. GRIL's statutory net income (loss) was $1.8 million, $(1.6) million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

10.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants as detailed in Note 9 above.

Service Provider Share Purchase Options

Link to Table of Contents

An affiliate of Greenlight Capital Inc. entered into a consulting agreement (the ‘‘Consulting Agreement’’) with First International Securities Ltd. (‘‘First International’’) in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share.  The Company previously repurchased 100,000 of the share purchase options. During the year ended December 31, 2011, 50,000 share purchase options were exercised resulting in the issuance of 25,843 Class A ordinary shares. As of December 31, 2012, there were 250,000 share purchase options outstanding (2011: 250,000) with an exercise price of $10 per share option, which will expire in 2014.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

For the year ended December 31, 2012, 112,477 (2011: 99,573 , 2010: 100,720) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after 3 years from the date of issuance, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2012, the Company also issued to non-employee directors an aggregate of 35,994 (2011: 36,565, 2010: 34,780) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to the directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2012, 7,492 (2011: 79,616, 2010: 898) restricted shares were forfeited by employees who left the Company. For the year ended December 31, 2012, in accordance with U.S. GAAP, stock compensation expense of $0.2 million (2011: $0.8 million, 2010: $14.5 thousand) relating to the forfeited restricted shares was reversed.

The Company recorded $3.1 million of share-based compensation expense relating to restricted shares for the year ended December 31, 2012 (2011: $2.4 million, 2010: $3.4 million). As of December 31, 2012, there were $3.4 million (2011: $3.0 million, 2010: $3.5 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.7 years (2011: 1.6 years, 2010: 1.1 years). For the year ended December 31, 2012, the total fair value of restricted shares vested was $3.3 million (2011: $3.3 million, 2010: $2.2 million).

The restricted share award activity during the years ended December 31, 2012 and 2011 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value

Balance at December 31, 2010	469,099	$19.00
Granted	136,138	25.69
Vested	(167,058)	19.95
Forfeited	(79,616)	19.27
Balance at December 31, 2011	358,563	21.03
Granted	148,471	24.60
Vested	(191,136)	17.34
Forfeited	(7,492)	25.36
Balance at December 31, 2012	308,406	$24.93

Link to Table of Contents

Employee and Director Stock Options

     For the year ended December 31, 2012, 45,290 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2011: 100,000). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2013, 2014 and 2015 and expire 10 years after the grant date. The grant date fair value of these options was $11.04 per share (2011: $10.32 per share), based on the Black-Scholes option pricing model. The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility in determining the expected volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2012	2011	2010
Risk free rate	1.50%	2.27%	2.94%
Estimated volatility	35%	35%	35%
Expected term (in years)	10	10	10
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0%
At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2012 related to employee and director stock options was $0.6 million (2011: $0.5 million, 2010: $0.7 million). At December 31, 2012, the total compensation cost related to non-vested options not yet recognized was $0.5 million (2011: $0.6 million, 2010: $0.6 million) to be recognized over a weighted average period of 1.5 years (2011: 1.7 years, 2010: 1.3 years) assuming the employees complete their service period for vesting of the options.

For the year ended December 31, 2012, 23,000 (2011: 0, 2010: 2,340) stock options were exercised. The intrinsic value of options exercised during the year ended December 31, 2012 was $0.2 million (2011: 0, 2010: $26.5 thousand). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the years ended December 31, 2012 and 2011 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value

Balance at December 31, 2010	1,359,000	$15.31	$6.57
Granted	100,000	21.25	10.32
Exercised	—	—	—
Forfeited	(60,000)	31.09	9.01
Expired	—	—	—
Balance at December 31, 2011	1,399,000	$15.06	$6.73
Granted	45,290	23.80	11.04
Exercised	(23,000)	13.85	7.13
Forfeited	0	0	0
Expired	0	0	0
Balance at December 31, 2012	1,421,290	$15.36	$6.87

At December 31, 2012, the weighted-average remaining contractual term for options outstanding was 4.1 years (2011: 4.9 years).

Link to Table of Contents

At December 31, 2012, 1,337,323 (2011: 1,324,000) stock options were exercisable. These options had a weighted-average exercise price of $14.92 (2011: $14.71) and a weighted-average remaining contractual term of 3.8 years (2011: 4.6 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2012 was $11.04 (2011: $10.32, 2010: $10.39). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 was $12.2 million and $12.1 million, respectively (2011: $13.1 million and $13.0 million, respectively). During the year ended December 31, 2012, 36,323 (2011: 85,000, 2010: 76,666) options vested which had a weighted average grant date fair value of $10.55 (2011: $9.00, 2010: $$6.36).

11.      NET INVESTMENT INCOME

A summary of net investment income (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	($ in thousands)
Realized gains	$60,762	$139,760	$79,088
Change in unrealized gains / (losses)	67,569	(75,719)	48,795
Investment related foreign exchange gains (losses)	3,682	(6,953)	6,397
Interest, dividend and other income	21,131	17,528	18,969
Interest, dividend and other expenses	(38,545)	(30,837)	(22,939)
Investment advisor compensation	(35,658)	(20,661)	(26,304)
Net investment income	$78,941	$23,118	$104,006

Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2012, investment income, net of all fees and expenses, resulted in a gain of 7.1% on the investment portfolio. This compares to a gain of 2.1% and a gain of 11.0% reported for the years ended December 31, 2011 and 2010, respectively.

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

At December 31, 2012, included in the consolidated balance sheet under other assets is a deferred tax asset of $0.1 million (2011: $0.1 million) resulting solely from the temporary differences in recognition of expenses. An accrual has been recorded for current taxes payable under other liabilities in the consolidated balance sheet at December 31, 2012 for $0.3 million (2011: $0.2 million). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Link to Table of Contents

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	($ in thousands)
Current tax (expense) benefit	$(246)	$(226)	$(406)
Tax recovered	169	—	—
Deferred tax (expense) benefit	(9)	(21)	10
Income tax (expense) benefit	$(86)	$(247)	$(396)

During the year ended December 31, 2012, $0.2 million of tax refunds were received by GRIL relating to its operating losses for the 2011 tax year which were carried back and applied against the taxes previously paid for the 2010 tax year.

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

Pursuant to the Advisory Agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2012, included in net investment income is performance allocation of $18.8 million (2011: $5.4 million, 2010: $12.9 million).

Additionally, pursuant to the Advisory Agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the year ended December 31, 2012 are management fees of $16.9 million (2011: $15.2 million, 2010: $13.4 million). The management fees have been fully paid as of December 31, 2012.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. For the year ended December 31, 2012, there were no indemnification payments made by the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

Link to Table of Contents

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At December 31, 2012, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

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
	$760,000

As of December 31, 2012, an aggregate amount of $416.5 million (2011: $382.8 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of December 31, 2012, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $441.7 million (2011: $410.5 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2012 and 2011.

Operating Lease

Greenlight Re has entered into a lease agreement for office space in the Cayman Islands. Under the terms of the lease agreement, Greenlight Re is committed to annual rent payments ranging from $253,539 to $311,821. The lease expires on June 30, 2018 and Greenlight Re has the option to renew the lease for a further 5 year term. Included in the schedule below are the minimum lease payment obligations relating to this lease as of December 31, 2012.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2012.

The total rent expense related to leased office space for the year ended December 31, 2012 was $0.4 million, (2011: $0.3 million).

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

Private Equity

From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of December 31, 2012, the Company had commitments to invest an additional $20.8 million (2011: $19.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Link to Table of Contents

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2013	2014	2015	2016	2017	Thereafter	Total
	($ in thousands)
Operating lease obligations	$364	$364	$364	$309	$276	$138	$1,815
Specialist service agreement	734	400	150	—	—	—	1,284
Private equity and limited partnerships (1)	20,803	—	—	—	—	—	20,803
	$21,901	$764	$514	$309	$276	$138	$23,902

(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2013.

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

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company's gross written premiums:

	2012		2011		2010
	($ in thousands)
Largest broker	$242,665	56.7%	$139,251	35.0%	$122,558	29.6%
2nd largest broker	63,044	14.7	107,641	27.1	117,842	28.4
3rd largest broker	48,497	11.3	50,985	12.8	87,818	21.2
4th largest broker	—	—	49,398	12.4	—	—
	$354,206	82.7%	$347,275	87.3%	$328,218	79.2%

Link to Table of Contents

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	2012		2011		2010
	($ in thousands)
Property
Commercial lines	$15,110	3.5%	$10,019	2.5%	$15,468	3.7%
Motor physical damage (2)	60,262	14.1	7,026	1.8	3,712	0.9
Personal lines	81,662	19.1	158,482	39.9	185,216	44.7
Total Property	157,034	36.7	175,527	44.2	204,396	49.3
Casualty
General liability	22,462	5.3	34,379	8.6	42,979	10.4
Marine liability	2,240	0.5	360	0.1	483	0.1
Motor liability	178,204	41.7	86,937	21.9	55,278	13.3
Professional liability	17,301	4.0	20,631	5.2	8,877	2.1
Total Casualty	220,207	51.5	142,307	35.8	107,617	25.9
Specialty
Financial (1)	(256)	(0.1)	12,364	3.1	16,650	4.0
Health	33,874	7.9	38,640	9.7	66,649	16.1
Medical malpractice (1)	—	—	—	—	(1,929)	(0.5)
Workers’ compensation	16,985	4.0	28,821	7.2	21,467	5.2
Total Specialty	50,603	11.8	79,825	20.0	102,837	24.8
	$427,844	100.0%	$397,659	100.0%	$414,850	100.0%

(1) The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

(2) During 2012, we reclassified the presentation of "motor physical damage" from Casualty to Property to more accurately reflect this line of business. The historical comparative balances for the years ended December 31, 2011 and 2010 presented above have been reclassified to conform to the current period presentation.
Gross Premiums Written by Geographic Area of Risks Insured

	2012		2011		2010
	($ in thousands)
U.S.	$399,082	93.3%	$353,999	89.0%	$374,330	90.2%
Worldwide (1)	11,134	2.6	22,595	5.7	32,549	7.8
Caribbean	328	0.1	300	0.1	300	0.1
Europe	17,300	4.0	20,765	5.2	7,671	1.9
	$427,844	100.0%	$397,659	100.0%	$414,850	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

Link to Table of Contents

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	2012 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$152,220	$83,986	$67,644	$123,994
Gross premiums ceded	(10,994)	4,602	30,637	30
Net premiums written	141,226	88,588	98,281	124,024
Changes in net unearned premium reserves	(39,637)	41,426	18,276	(5,470)
Net premiums earned	101,589	130,014	116,557	118,554
Net investment income (loss)	71,606	(36,896)	96,450	(52,219)
Other income (expense), net	(212)	(236)	191	(2)
Total revenues	172,983	92,882	213,198	66,333
Expenses
Loss and loss adjustment expenses incurred, net	63,307	87,337	126,624	89,333
Acquisition costs, net	36,025	37,905	33,820	34,971
General and administrative expenses	4,624	4,359	4,637	3,919
Total expenses	103,956	129,601	165,081	128,223
Income (loss) before income tax expense	69,027	(36,719)	48,117	(61,890)
Income tax (expense) benefit	(262)	201	(645)	620
Net income (loss) including non-controlling interest	68,765	(36,518)	47,472	(61,270)
Net (income) loss attributable to non-controlling interest in joint venture	(3,632)	449	(1,335)	667
Net income (loss)	$65,133	$(36,069)	$46,137	$(60,603)
Earnings (loss) per share
Basic	$1.78	$(0.98)	$1.26	$(1.65)
Diluted	$1.75	$(0.98)	$1.23	$(1.65)
Weighted average number of ordinary shares used in the determination of earnings and loss per share:
Basic	36,550,953	36,660,267	36,678,653	36,702,128
Diluted	37,279,371	36,660,267	37,402,725	36,702,128

Link to Table of Contents

	2011 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$100,739	$113,266	$93,156	$90,498
Gross premiums ceded	(3,476)	(17,183)	(9,308)	(16,953)
Net premiums written	97,263	96,083	83,848	73,545
Changes in net unearned premium reserves	7,894	11,068	6,500	3,574
Net premiums earned	105,157	107,151	90,348	77,119
Net investment income (loss)	(36,176)	(19,469)	1,070	77,693
Other income (expense), net	(261)	(86)	184	416
Total revenues	68,720	87,596	91,602	155,228
Expenses
Loss and loss adjustment expenses incurred, net	65,725	56,870	62,399	56,696
Acquisition costs, net	42,121	42,824	31,847	21,959
General and administrative expenses	4,999	4,336	1,532	3,025
Total expenses	112,845	104,030	95,778	81,680
Income (loss) before income tax expense	(44,125)	(16,434)	(4,176)	73,548
Income tax (expense) benefit	(1)	(40)	(148)	(58)
Net income (loss) including non-controlling interest	(44,126)	(16,474)	(4,324)	73,490
Net (income) loss attributable to non-controlling interest in joint venture	1,136	513	(156)	(3,290)
Net income (loss)	$(42,990)	$(15,961)	$(4,480)	$70,200
Earnings (loss) per share
Basic	$(1.19)	$(0.44)	$(0.12)	$1.92
Diluted	$(1.19)	$(0.44)	$(0.12)	$1.89
Weighted average number of ordinary shares used in the determination of earnings and loss per share:
Basic	36,118,963	36,153,743	36,153,743	36,536,976
Diluted	36,118,963	36,153,743	36,153,743	37,203,696

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2012

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$3,496	$1,763	$1,763
Equity securities, trading, at fair value
Common stocks, listed	875,322	1,004,566	1,004,566
Exchange traded funds	38,819	38,149	38,149
Total equity securities, trading, at fair value	914,141	1,042,715	1,042,715
Total investments, trading	$917,637	$1,044,478	$1,044,478
Other investments, at fair value
Private and unlisted equities securities	$36,672	$38,802	$38,802
Commodities	59,929	94,648	94,648
Total other investments, at fair value	96,601	133,450	133,450
Total investments	$1,014,238	$1,177,928	$1,177,928

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2012	December 31, 2011
	($ in thousands)
Cash and cash equivalents	$14	$25
Investment in subsidiaries	807,148	789,672
Note receivable	1,675	—
Due from subsidiaries	14,241	14,189
Total assets	$823,078	$803,886
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$1,370	$783
Total liabilities	1,370	783
Shareholders’ equity
Share capital	3,670	3,654
Additional paid-in capital	492,469	488,478
Retained earnings	325,569	310,971
Total shareholders’ equity	821,708	803,103
Total liabilities and shareholders’ equity	$823,078	$803,886

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2012	2011	2010
	($ in thousands)
Revenue
Investment income	$810	$740	$56,407
Total revenues	810	740	56,407
Expenses
General and administrative expenses	3,603	2,884	4,088
Net income (loss) before equity in earnings of consolidated subsidiaries	(2,793)	(2,144)	52,319
Equity in earnings of consolidated subsidiaries	17,391	8,913	38,323
Consolidated net income	$14,598	$6,769	$90,642

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Cash provided by (used in) operating activities
Net income	$14,598	$6,769	$90,642
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	(17,391)	(8,913)	(38,323)
Share-based compensation expense	3,689	2,884	4,088
Change in
Due from subsidiaries	(52)	(1,523)	(53)
Due to subsidiaries	587	783	(16,536)
Total operating activities	1,431	—	39,818
Investing activity
Change in note receivable	(1,675)	—	—
Contributed surplus to subsidiaries, net	(85)	—	(40,000)
Total investing activities	(1,760)	—	(40,000)
Financing activities
Net proceeds from exercise of stock options	318	—	32
Total financing activities	318	—	32
Net (decrease) increase in cash and cash equivalents	(11)	—	(150)
Cash and cash equivalents at beginning of the year	25	25	175
Cash and cash equivalents at end of the year	$14	$25	$25

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2012	Property & Casualty	$59,177	$356,470	$188,185	$466,714	$78,941	$366,601	$142,721	$17,539	$427,844
2011	Property & Casualty	$68,725	$241,279	$225,735	$379,775	$23,118	$241,690	$138,751	$13,892	$397,659
2010	Property & Casualty	$87,389	$186,467	$234,983	$287,701	$104,006	$177,018	$102,645	$16,187	$414,850

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2012	Property & Casualty	$—	$(24,275)	$427,844	$452,119	95%
2011	Property & Casualty	$—	$46,920	$397,659	$350,739	113%
2010	Property & Casualty	$—	$12,011	$414,850	$402,839	103%