Form 10-Q
period 2013-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2013-05-06
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,567,575
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	Outstanding as of May 3, 2013

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$7,100	$1,763
Equity securities, trading, at fair value	1,112,684	1,042,715
Other investments, at fair value	146,340	133,450
Total investments	1,266,124	1,177,928
Cash and cash equivalents	10,973	21,890
Restricted cash and cash equivalents	1,378,563	1,206,837
Financial contracts receivable, at fair value	61,636	22,744
Reinsurance balances receivable	195,998	173,221
Loss and loss adjustment expenses recoverable	21,133	34,451
Deferred acquisition costs, net	64,027	59,177
Unearned premiums ceded	2,468	3,616
Notes receivable	15,865	19,330
Other assets	3,424	3,559
Total assets	$3,020,211	$2,722,753
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,092,473	$908,368
Financial contracts payable, at fair value	14,847	19,637
Due to prime brokers	366,681	326,488
Loss and loss adjustment expense reserves	349,902	356,470
Unearned premium reserves	207,594	188,185
Reinsurance balances payable	35,282	35,292
Funds withheld	13,068	17,415
Other liabilities	13,449	10,488
Performance compensation payable to related party	16,113	—
Total liabilities	2,109,409	1,862,343
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,567,227 (2012: 30,447,179): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2012: 6,254,949))	3,682	3,670
Additional paid-in capital	493,492	492,469
Retained earnings	382,302	325,569
Shareholders’ equity attributable to shareholders	879,476	821,708
Non-controlling interest in joint venture	31,326	38,702
Total equity	910,802	860,410
Total liabilities and equity	$3,020,211	$2,722,753

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2013	2012
Revenues
Gross premiums written	$126,964	$152,220
Gross premiums ceded	3,978	(10,994)
Net premiums written	130,942	141,226
Change in net unearned premium reserves	(21,471)	(39,637)
Net premiums earned	109,471	101,589
Net investment income	61,139	71,606
Other income (expense), net	389	(212)
Total revenues	170,999	172,983
Expenses
Loss and loss adjustment expenses incurred, net	66,278	63,307
Acquisition costs, net	41,296	36,025
General and administrative expenses	3,760	4,624
Total expenses	111,334	103,956
Income before income tax expense	59,665	69,027
Income tax expense	(308)	(262)
Net income including non-controlling interest	59,357	68,765
Income attributable to non-controlling interest in joint venture	(2,624)	(3,632)
Net income	$56,733	$65,133
Earnings per share
Basic	$1.54	$1.78
Diluted	$1.52	$1.75
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	36,730,315	36,550,953
Diluted	37,424,894	37,279,371

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2013 and 2012
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698
Issue of Class A ordinary shares, net of forfeitures	9	—	—	9	—	9
Share-based compensation expense, net of forfeitures	—	832	—	832	—	832
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(34,000)	(34,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,632	3,632
Net income	—	—	65,133	65,133	—	65,133
Balance at March 31, 2012	$3,663	$489,310	$376,104	$869,077	$12,227	$881,304

Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410
Issue of Class A ordinary shares, net of forfeitures	12	207	—	219	—	219
Share-based compensation expense, net of forfeitures	—	816	—	816	—	816
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,000)	(10,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	2,624	2,624
Net income	—	—	56,733	56,733	—	56,733
Balance at March 31, 2013	$3,682	$493,492	$382,302	$879,476	$31,326	$910,802

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2013 and 2012
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2013	2012
Cash provided by (used in) operating activities

Net income	$56,733	$65,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(65,730)	(110,481)
Net realized (gains) losses on investments and financial contracts	(13,446)	16,335
Foreign exchange (gains) losses on restricted cash and cash equivalents	(13,979)	3,063
Income attributable to non-controlling interest in joint venture	2,624	3,632
Share-based compensation expense, net of forfeitures	816	832
Depreciation expense	63	63
Net change in
Reinsurance balances receivable	(22,777)	(62,852)
Loss and loss adjustment expenses recoverable	13,318	(6,918)
Deferred acquisition costs, net	(4,850)	(6,997)
Unearned premiums ceded	1,148	229
Other assets	72	2,646
Loss and loss adjustment expense reserves	(6,568)	36,634
Unearned premium reserves	19,409	39,848
Reinsurance balances payable	(10)	7,669
Funds withheld	(4,347)	(4,465)
Other liabilities	2,961	1,378
Performance compensation payable to related party	16,113	16,979
Net cash (used in) provided by operating activities	(18,450)	2,728
Investing activities
Purchases of investments, trading	(193,083)	(155,872)
Sales of investments, trading	174,204	174,474
Purchases of financial contracts	(26,162)	(15,287)
Dispositions of financial contracts	5,639	7,760
Securities sold, not yet purchased	350,963	153,171
Dispositions of securities sold, not yet purchased	(180,158)	(157,333)
Change in due to prime brokers	40,193	54,932
Change in restricted cash and cash equivalents, net	(157,747)	(66,635)
Change in notes receivable, net	3,465	(868)
Non-controlling interest withdrawal from joint venture	(10,000)	(34,000)
Net cash provided by (used in) investing activities	7,314	(39,658)
Financing activities
Net proceeds from share issue	12	9
Net proceeds from exercise of stock options	207	—
Net cash provided by financing activities	219	9
Net (decrease) increase in cash and cash equivalents	(10,917)	(36,921)
Cash and cash equivalents at beginning of the period	21,890	42,284
Cash and cash equivalents at end of the period	$10,973	$5,363
Supplementary information
Interest paid in cash	$4,250	$4,786
Interest received in cash	254	764
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2013

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Re"), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the "Law") and is subject to regulation by the Cayman Islands Monetary Authority, ("CIMA"), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering. During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Ltd. ("GRIL"), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 ("Irish Regulations"). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the "Company" refers collectively to GLRE and its subsidiaries.

 The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol "GLRE".

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.
The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full calendar year.
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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2013 and December 31, 2012, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2013, $10.3 million (December 31, 2012: $9.6 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2013, $0.9 million (2012: $31,205) of net profit commission expenses were included in acquisition costs on the condensed consolidated statements of income.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the value of the note is not considered impaired but there is uncertainty as to the collection of interest based on the terms of the note. The Company resumes accrual of interest on a note when none of the principal or interest remains past due or outstanding, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectibility of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

For the three months ended March 31, 2013, the notes earned interest at annual interest rates ranging from 6.0% to 16.0% and had remaining maturity terms ranging from approximately 2 years to 6 years. Interest income earned on notes receivable is included under net investment income in the condensed consolidated statements of income.

At March 31, 2013, included in the notes receivable balance was $10.5 million (December 31, 2012: $16.5 million), related to a note placed on non-accrual status based on expectations of the Company’s ability to collect any interest that would accrue up to maturity. For the three months ended March 31, 2013 and 2012, no interest was received relating to the notes placed on non-accrual status. During the three months ended March 31, 2013, the Company recorded an impairment charge of $6.0 million (2012: $0) relating to the accrued interest and principal on the note placed on non-accrual status. Impairment charges are included under net investment income in the condensed consolidated statements of income.

At March 31, 2013, included in the notes receivable balance was $17,257 of accrued interest (December 31, 2012: $2.0 million). Based on management’s assessment, the recorded values of the notes, net of valuation allowance, at March 31, 2013 and December 31, 2012, were expected to be fully collectible and therefore no other provision for uncollectible amounts was deemed necessary at March 31, 2013 and December 31, 2012. Interest income earned on notes receivable is included under net investment income in the condensed consolidated statements of income.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2013, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $4.5 million and $0.1 million of deposit assets and deposit liabilities (December 31, 2012: $5.1 million and $0.7 million), respectively. For the three months ended March 31, 2013, $10,967 was included in other income (expense), net, relating to losses on deposit accounted contracts (2012: $0.2 million). For the three months ended March 31, 2013, $0.2 million of gain on deposit accounted contracts was recorded (2012: none).

Fixed Assets

Fixed assets are included in other assets on the condensed consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term.

At March 31, 2013, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(255)	196
Leasehold improvements	1,487	(532)	955
Total	$2,138	$(987)	$1,151

At December 31, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(232)	219
Leasehold improvements	1,487	(492)	995
Total	$2,138	$(924)	$1,214

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three months ended March 31, 2013 and 2012, there were no impairments in fixed assets.

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

The Company’s "other investments" may include investments in private and unlisted equity securities, limited partnerships, and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for "other investments". For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments.

For securities classified as "trading securities", and "other investments", any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income in the condensed consolidated statements of income.

Dividend income and expense are recorded on the ex-dividend date. The ex-dividend date is the date as of when the underlying security must have been traded to be eligible for the dividend declared. Interest income and interest expense are recorded on an accrual basis.

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the ISDA master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps ("CDS"), futures, options, currency forwards and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be obligated to make payments upon settlement of the contract.

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

Financial contracts may also include exchange traded futures or options contracts that are based on the movement of a particular index, commodity, currency or interest rate. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value based on the observable quoted prices of the same or similar financial contracts in an active market (Level 1) or on broker quotes which reflect market information based on actual transactions (Level 2). Amounts invested in exchange traded options and over the counter ("OTC") options are recorded either as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2) such as multiple quotes from brokers and market makers, which are considered to be binding.

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

Earnings Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of restricted stock units ("RSU") and additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all RSUs, stock options outstanding and all participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended March 31
	2013	2012
Weighted average shares outstanding - basic	36,730,315	36,550,953
Effect of dilutive service provider share-based awards	145,671	148,359
Effect of dilutive employee and director share-based awards	548,908	580,059
Weighted average share outstanding - diluted	37,424,894	37,279,371
Anti-dilutive stock options outstanding	180,000	180,000
Participating securities excluded from calculation of loss per share	—	—

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

Recently Adopted Accounting Standards

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-01 ("ASU 2013-01"), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies the scope of Accounting Standards Update No. 2011-11 ("ASU 2011-11"), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 originally required enhanced disclosures by requiring improved information about financial instruments and derivative instruments. ASU 2013-01 clarifies that ASU 2011-11 applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 also clarifies that other types of financial assets and financial liabilities subject to a master netting arrangement are no longer subject to the disclosure requirements of ASU 2011-11. ASU 2011-11 and ASU 2013-01 became effective for the Company during the first quarter of 2013 with retrospective disclosure required for all comparative periods presented. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s results of operations or financial position as it only affects the Company's disclosures.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2013:

	Fair value measurements as of March 31, 2013
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$4,434	$2,666	$7,100
Listed equity securities	1,112,684	—	—	1,112,684
Commodities	90,296	—	—	90,296
Private and unlisted equity securities	—	—	56,044	56,044
Financial contracts receivable	—	61,636	—	61,636
	$1,202,980	$66,070	$58,710	$1,327,760
Liabilities:
Listed equity securities, sold not yet purchased	$(871,194)	$—	$—	$(871,194)
Debt instruments, sold not yet purchased	—	(221,279)	—	(221,279)
Financial contracts payable	—	(14,847)	—	(14,847)
	$(871,194)	$(236,126)	$—	$(1,107,320)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2012:

	Fair value measurements as of December 31, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$1,503	$260	$1,763
Listed equity securities	1,040,562	2,153	—	1,042,715
Commodities	94,649	—	—	94,649
Private and unlisted equity securities	—	—	38,801	38,801
Financial contracts receivable	—	22,744	—	22,744
	$1,135,211	$26,400	$39,061	$1,200,672
Liabilities:
Listed equity securities, sold not yet purchased	$(679,897)	$—	$—	$(679,897)
Debt instruments, sold not yet purchased	—	(228,471)	—	(228,471)
Financial contracts payable	—	(19,637)	—	(19,637)
	$(679,897)	$(248,108)	$—	$(928,005)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Debt instruments	Private and unlisted equity securities	Total
		($ in thousands)
Beginning balance		$260	$38,801	$39,061
Purchases		2,438	21,403	23,841
Sales		(29)	(914)	(943)
Issuances		—	—	—
Settlements	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net		(3)	(3,246)	(3,249)
Transfers into Level 3		—	—	—
Transfers out of Level 3		—	—	—
Ending balance		$2,666	$56,044	$58,710

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

During the three months ended March 31, 2013, $2.4 million, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2013 or 2012.

For the three months ended March 31, 2013, realized gains of $0.3 million, (2012: realized losses of $0.1 million), and decrease in unrealized gains of $3.5 million (2012: increase of $1.3 million) on securities held at the reporting date and valued using unobservable inputs are included in net investment income in the condensed consolidated statements of income. In addition, for the three months ended March 31, 2012, amortization expense of $0.1 million relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net. No amortization expense was recorded for the three months ended March 31, 2013.

Investments

Debt instruments, trading

At March 31, 2013, the following investments were included in debt instruments:

2013	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$4,727	$524	$(1,859)	$3,392
Corporate debt – Non U.S.	3,776	59	(127)	3,708
Total debt instruments	$8,503	$583	$(1,986)	$7,100

At December 31, 2012, the following investments were included in debt instruments:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,317	$205	$(1,856)	$666
Corporate debt – Non U.S.	1,179	—	(82)	1,097
Total debt instruments	$3,496	$205	$(1,938)	$1,763

The maturity distribution for debt instruments held at March 31, 2013 and December 31, 2012 was as follows:

	2013		2012
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$2,410	$2,410	$—	$—
From one to five years	—	—	—	—
From five to ten years	—	—	—	—
More than ten years	6,093	4,690	3,496	1,763
	$8,503	$7,100	$3,496	$1,763

Investment in Equity Securities, Trading

At March 31, 2013, the following long positions were included in investment securities, trading:

2013	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$903,858	$221,480	$(43,780)	$1,081,558
Exchange traded funds	38,819	—	(7,693)	31,126
	$942,677	$221,480	$(51,473)	$1,112,684

At December 31, 2012, the following long positions were included in investment securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$875,322	$199,519	$(70,275)	$1,004,566
Exchange traded funds	38,819	—	(670)	38,149
	$914,141	$199,519	$(70,945)	$1,042,715

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of March 31, 2013 and December 31, 2012, commodities were comprised of gold bullion.

At March 31, 2013, the following securities were included in other investments:

2013	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$59,929	$30,367	$—	$90,296
Private and unlisted equity securities	57,446	5,746	(7,148)	56,044
	$117,375	$36,113	$(7,148)	$146,340

At December 31, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$59,929	$34,719	$—	$94,648
Private and unlisted equity securities	36,672	4,914	(2,784)	38,802
	$96,601	$39,633	$(2,784)	$133,450

As of March 31, 2013, included in private and unlisted equity securities are investments in private equity funds with a fair value of $27.3 million (2012: $24.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to March 31, 2013. The private equity funds have  varying lock-up periods and as of March 31, 2013, 100% of the funds were not redeemable due to restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. As of March 31, 2013, the Company had $9.6 million (2012: $12.6 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At March 31, 2013, the following securities were included in investments in securities sold, not yet purchased:

2013	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(878,189)	$80,911	$(73,916)	$(871,194)
Corporate debt – U.S	(7,353)	4	(344)	(7,693)
Sovereign debt – Non U.S	(207,122)	341	(6,805)	(213,586)
	$(1,092,664)	$81,256	$(81,065)	$(1,092,473)

At December 31, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(697,278)	$76,172	$(58,791)	$(679,897)
Corporate debt – U.S	(7,353)	26	(381)	(7,708)
Sovereign debt – Non U.S	(207,122)	—	(13,641)	(220,763)
	$(911,753)	$76,198	$(72,813)	$(908,368)

Financial Contracts

As of March 31, 2013 and December 31, 2012, the Company had entered into total return swaps, CDS, options, futures and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At March 31, 2013, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	2,299,933	$75
Total return swaps – equities	GBP/HKD/USD	90,371	13,048
Put options	USD	340,233	36,041
Call options	USD	124,755	12,472
Total financial contracts receivable, at fair value			$61,636
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(4,713)
Credit default swaps, purchased – corporate debt	USD	273,877	(3,955)
Total return swaps – equities	GBP/JPY	16,136	(5,772)
Call options	USD	6,235	(407)
Total financial contracts payable, at fair value			$(14,847)

At December 31, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	2,299,933	$109
Credit default swaps, purchased – corporate debt	USD	39,665	265
Total return swaps – equities	GBP/HKD/JPY	3,664	163
Put options	USD	314,695	17,709
Call options	USD	90,374	4,498
Total financial contracts receivable, at fair value			$22,744
Financial contracts payable
Credit default swaps, purchased – sovereign debt	USD	251,467	$(5,443)
Credit default swaps, purchased – corporate debt	USD	234,212	(3,365)
Total return swaps – equities	GBP/HKD	76,697	(9,193)
Put options	USD	16,071	(1,636)
Total financial contracts payable, at fair value			$(19,637)

As of March 31, 2013 and December 31, 2012, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options (under financial contracts receivable) are options on foreign currencies, primarily the Japanese Yen, denominated in U.S. dollars.

During the three months ended March 31, 2013 and 2012, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended March 31
		2013	2012
		($ in thousands)
Interest rate options	Net investment income (loss)	$(34)	$(352)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(1,601)	(3,815)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	102	(4,972)
Total return swaps – equities	Net investment income (loss)	11,663	(709)
Options, warrants, and rights	Net investment income (loss)	11,935	4,814
Futures	Net investment income (loss)	(559)	(4,783)
Currency forwards	Net investment income (loss)	3,735	—
Weather derivative swap	Other income (expense), net	—	(125)
Total		$25,241	$(9,942)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2013, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2013	Three months ended March 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Total return swaps	$31,266	$29,283
Options	320,105	4,054
Futures	127,195	127,754
Currency forwards	119,618	115,883
Total	$598,184	$276,974

For the three months ended March 31, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2012	Three months ended March 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$2,952
Total return swaps	2,078	13,929
Options	274,904	143,584
Futures	463,070	292,945
Total	$740,052	$453,410

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to swap counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of March 31, 2013 and December 31, 2012, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

March 31, 2013	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet	(v) = (iii) - (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$61,636	$—	$61,636	$(39,286)	$22,350
Financial contracts payable	(14,847)	—	(14,847)	30,079	15,232
Securities sold, not yet purchased	$(1,092,473)	$—	$(1,092,473)	$1,092,473	$—

December 31, 2012	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet	(v) = (iii) - (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$22,744	$—	$22,744	$(947)	$21,797
Financial contracts payable	(19,637)	—	(19,637)	39,268	19,631
Securities sold, not yet purchased	$(908,368)	$—	$(908,368)	$908,368	$—

4.        DUE TO PRIME BROKERS

As of March 31, 2013, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At March 31, 2013, the amounts due to prime brokers included $254.7 million (December 31, 2012: $252.7 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $111.9 million (December 31, 2012: $73.7 million) of borrowing relating to investment purchases.

The Company's investment guidelines allow for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period, up to 5% of net invested assets. As at December 31, 2012, the Company was in compliance with the amount of leverage for investment purposes allowed under its investment guidelines. During 2013 the Board of Directors provided a temporary waiver of the 5% leverage restriction. This waiver allows for an aggregate of 20% net margin leverage for an extended period and will be automatically rescinded on the earlier of the next meeting of the Board of Directors and July 25, 2013. Given the temporary waiver referenced above, as at March 31, 2013, the Company was in compliance with the amount of leverage for investment purposes allowed under its investment guidelines.

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

For the three months ended March 31, 2013, loss and loss adjustment expenses incurred of $66.3 million (2012: $63.3 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of negative $11.5 million (2012: $9.3 million). The negative loss and loss expenses recovered was due to reversal of loss reserves on retrocession contracts that were novated during the period.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2013, the Company had loss and loss adjustment expense recoverable of $7,500 (December 31, 2012: $0.1 million) with a retrocessionaire rated "A+ (Superior)" by A.M. Best. Additionally, the Company had losses recoverable of $21.1 million (December 31, 2012: $34.3 million) with unrated retrocessionaires. At March 31, 2013 and December 31, 2012, the Company retained $6.1 million and $11.4 million, respectively, of cash collateral from unrated retrocessionaires with whom the Company had losses recoverable and held other collateral in the form of guarantees. Additionally, the Company retained funds withheld of $6.9 million and $6.0 million as of March 31, 2013 and December 31, 2012, respectively, on other retroceded contracts. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At March 31, 2013 and December 31, 2012, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. Shares authorized for issuance are comprised of 300,000 (2012: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2012: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of March 31, 2013, 250,000 (2012: 250,000) Class A ordinary shares remained available for future issuance relating to share purchase options granted to the service provider, and 1,029,838 (2012: 1,136,504) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Service Provider Share Purchase Options

An affiliate of Greenlight Capital Inc. entered into a consulting agreement (the "Consulting Agreement") with First International Securities Ltd. ("First International") in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share.  The Company previously repurchased 100,000 of the share purchase options. During the year ended December 31, 2011, 50,000 share purchase options were exercised resulting in the issuance of 25,843 Class A ordinary shares. As of March 31, 2013, there were 250,000 share purchase options outstanding (2012: 250,000) with an exercise price of $10 per share option, which will expire in 2014.

Employee and Director Restricted Shares

As part of the stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2013, 110,019 (2012: 101,680) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after 3 years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2013, 7,971 (2012: 6,191) restricted shares were forfeited by employees who left the Company. For the three months ended March 31, 2013, in accordance with U.S. GAAP, stock compensation expense of $0.1 million (2012: $0.1 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the three months ended March 31, 2013 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2012	308,406	$24.93
Granted	110,019	24.44
Vested	(74,200)	24.98
Forfeited	(7,971)	24.84
Balance at March 31, 2013	336,254	$24.76

Employee and Director Stock Options

For the three months ended March 31, 2013, 18,000 (2012: 0) stock options were exercised. The intrinsic value of options exercised during the three months ended March 31, 2013 was $0.2 million (2012: $0). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the three months ended March 31, 2013 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2012	1,421,290	$15.36	$6.87
Granted	—	—	—
Exercised	(18,000)	11.49	5.57
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2013	1,403,290	$15.41	$6.88

 Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2013, 4,618 (2012: 0) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after 3 years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2012	—	$—
Granted	4,618	24.43
Vested	—	—
Forfeited	—	—
Balance at March 31, 2013	4,618	$24.43

7.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to an Investment Advisory Agreement (the "Advisory Agreement") with DME Advisors under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purpose of managing certain jointly held assets. DME Advisors is a related party and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the Advisory Agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2013, included in net investment income is performance allocation of $16.1 million (2012: $17.0 million).

Additionally, pursuant to the Advisory Agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three months ended March 31, 2013 are management fees of $4.3 million (2012: $4.1 million). The management fees have been fully paid as of March 31, 2013.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. For the three months ended March 31, 2013, there were no indemnification payments made by the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At March 31, 2013, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A	$200,000	July 20, 2014	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2014	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2013	120 days prior to termination date
JP Morgan Chase Bank N.A	100,000	January 27, 2014	120 days prior to termination date
	$760,000

As of March 31, 2013, an aggregate amount of $432.7 million (December 31, 2012: $416.5 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2013, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $468.7 million (December 31, 2012: $441.7 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2013 and December 31, 2012.

  Operating Lease

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $253,539 to $513,798. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further 5 year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2013.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €67,528 until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2013.

The total rent expense related to leased office space for the three months ended March 31, 2013 was $0.1 million (2012: $0.1 million).

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

Private Equity

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2013, the Company had commitments to invest an additional $15.7 million (December 31, 2012: $20.8 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2013	2014	2015	2016	2017	Thereafter	Total
	($ in thousands)
Operating lease obligations	$415	$554	$554	$499	$466	$232	$2,720
Specialist service agreement	492	400	150	—	—	—	1,042
Private equity and limited partnerships (1)	15,698	—	—	—	—	—	15,698
	$16,605	$954	$704	$499	$466	$232	$19,460

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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2013		2012
	($ in thousands)
Property
Aviation	$96	0.1%	$—	—%
Commercial lines	5,126	4.0	9,185	6.0
Energy	1,553	1.2	—	—
Motor physical damage	12,830	10.1	18,141	11.9
Personal lines	34,022	26.8	47,035	30.9
Total Property	53,627	42.2	74,361	48.8
Casualty
General liability (1)	(1,237)	(0.9)	8,421	5.5
Marine liability	603	0.5	2,240	1.5
Motor liability	56,678	44.6	52,143	34.3
Professional liability	1,012	0.8	—	—
Total Casualty	57,056	45.0	62,804	41.3
Specialty
Financial	246	0.2	1,933	1.3
Health	12,704	10.0	11,854	7.8
Workers’ compensation	3,331	2.6	1,268	0.8
Total Specialty	16,281	12.8	15,055	9.9
	$126,964	100.0%	$152,220	100.0%
(1) The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2013		2012
	($ in thousands)
U.S.	$117,539	92.6%	$138,164	90.8%
Worldwide (1)	9,435	7.4	14,056	9.2
Caribbean (2)	(375)	(0.3)	—	—
Europe	365	0.3	—	—
	$126,964	100.0%	$152,220	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2013 and 2012 and financial condition as of March 31, 2013 and December 31, 2012. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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
We believe we are currently in a gradually hardening insurance market, but due to the poor economic conditions and industry over capitalization, rate increases will not significantly exceed loss trends. Meanwhile, the reinsurance industry remains over capitalized and competitive with many sectors continuing to operate at levels which we believe are economically irrational. The over capitalization of the market is not uniform. There are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the possibility of partnering with these companies. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk, and conserve our capital for a more opportune environment. Significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe, the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
As of March 31, 2013, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns due in part to improving loss experience or rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases coupled with the positive impact of state legislation addressing sinkhole fraud. However, we anticipate the reinsurance pricing in this market becoming more competitive. While property catastrophe retrocession pricing remained stable during the January renewal season, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business. U.S. employer health stop loss and private passenger automobile are stable at what we believe are profitable levels.

We expect our investment portfolio will continue to be conservatively postured for 2013, with a net long position of 38.0% as of March 31, 2013. The U.S. economy continues to slow down and corporate earnings growth has all but stopped. The European periphery has continued to decline, while the European core may be entering a new recession. The Bank of Japan has embarked on a new aggressive monetization policy which may have an adverse effect on other export-dominated economies. Equity markets have been resilient, mostly due to the expansion of price-earnings ratios. Given the investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.
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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2012 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company have been presented under "Recently Issued Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2013 and 2012

For the three months ended March 31, 2013, we reported net income of $56.7 million, compared to net income of $65.1 million reported for the three months ended March 31, 2012. Our net investment income for the three months ended March 31, 2013 was $61.1 million, compared to a net investment income of $71.6 million reported for the same period in 2012. Our investment portfolio managed by DME Advisors, LP reported a gain of 5.8% for the three months ended March 31, 2013, compared to a gain of 6.5% for the same period in 2012. The underwriting income before general and administrative expenses for the three months ended March 31, 2013 was $1.9 million, compared to underwriting income of $2.3 million reported for the three months ended March 31, 2012. The underwriting income for three months ended March 31, 2013 included income generated from Florida homeowners and private passenger automobile business, which was offset by adverse loss development on general liability business. Additionally, underwriting income included a reversal of $9.7 million of loss reserves (net of reinstatement premiums) relating to super-storm Sandy due to revised loss estimates. Based on updated information received from the insurer, claims relating to super-storm Sandy are no longer expected to breach into the coverage layer provided by our contract. General and administrative expenses decreased for the three months ended March 31, 2013 to $3.8 million from $4.6 million for the three months ended March 31, 2012, primarily as a result of non-investment related foreign exchange gains of $2.0 million, compared to a loss of $0.6 million for the same period in 2012. Excluding foreign exchange gains, the increase in general and administrative expenses for the three months ended March 31, 2012 primarily related to higher personnel costs. For the three months ended March 31, 2013, our overall composite ratio was 98.2%, compared to 97.8% during the same period in 2012.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During the three months ended March 31, 2013, the fully diluted adjusted book value per share increased by $1.44 per share, or 6.5%, to $23.45 per share from $22.01 per share at December 31, 2012.

For the three months ended March 31, 2013, the basic adjusted book value per share increased by $1.49 per share, or 6.7%, to $23.88 per share from $22.39 per share at December 31, 2012.

Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in a joint venture from total equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (US GAAP)	$910,802	$860,410	$894,215	$845,696	$881,304
Less: Non-controlling interest in joint venture	(31,326)	(38,702)	(13,113)	(11,778)	(12,227)
Basic adjusted book value per share numerator	879,476	821,708	881,102	833,918	869,077
Add: Proceeds from in-the-money stock options issued and outstanding	18,768	18,975	19,294	18,215	18,215
Fully diluted adjusted book value per share numerator	$898,244	$840,683	$900,396	$852,133	$887,292
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,822,176	36,702,128	36,678,653	36,678,653	36,633,638
Add: In-the-money stock options and RSUs issued and outstanding	1,477,908	1,491,290	1,514,290	1,469,000	1,469,000
Fully diluted adjusted book value per share denominator	38,300,084	38,193,418	38,192,943	38,147,653	38,102,638
Basic adjusted book value per share	$23.88	$22.39	$24.02	$22.74	$23.72
Fully diluted adjusted book value per share	23.45	22.01	23.57	22.34	23.29

Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2013		2012
	($ in thousands)
Frequency	$114,790	90.4%	$136,607	89.7%
Severity	12,174	9.6	15,613	10.3
Total	$126,964	100.0%	$152,220	100.0%

We expect quarterly reporting of premiums written to be volatile as a result of our opportunistic underwriting philosophy. Additionally, the composition of premiums written between frequency and severity business may vary from year to year depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2013, the frequency gross premiums written decreased by $21.8 million, or 16.0%, primarily as a result of a $14.4 million decrease in personal lines due to the novation of certain Florida homeowners' contracts and their corresponding retroceded contracts during 2012, as well as due to contracts which were renewed during

2012 at a lower quota share percentage than the expiring contracts. The premiums written for general liability business decreased by $9.9 million due to contracts canceled during the fourth quarter of 2012. Our non-standard automobile premiums decreased slightly as a net result of motor physical damage premiums decreasing by $5.3 million offset by motor liability premiums increasing by $4.5 million. For the three months ended March 31, 2013 and 2012, commercial motor premiums were de minimus as all commercial motor contracts were canceled during 2012.

For the three months ended March 31, 2013, the decrease in severity premiums of $3.4 million, or 22.0%, compared to the same period in 2012 was principally due to the reversal of reinstatement premiums of $3.5 million in conjunction with the reversal of loss reserves relating to super-storm Sandy. Reinstatement premiums and additional premiums based on contractual terms are recognized as written premiums at the time losses are recorded, and, if required, adjusted in the period that changes in loss estimates are recorded.

Premiums Ceded

During the three months ended March 31, 2013, we novated some of our retroceded contracts and returned the ceded premiums relating to those contracts, which primarily accounted for the negative ceded premiums of $4.0 million.

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2013		2012
	($ in thousands)
Frequency	$118,768	90.7%	$126,406	89.5%
Severity	12,174	9.3	14,820	10.5
Total	$130,942	100.0%	$141,226	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2013		2012
	($ in thousands)
Frequency	$107,912	98.6%	$96,950	95.4%
Severity	1,559	1.4	4,639	4.6
Total	$109,471	100.0%	$101,589	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended March 31, 2013, the frequency premiums earned increased by $11.0 million, or 11.3%, primarily as a result of our motor liability and motor physical damage contracts which increased net premiums earned by $12.1 million and $3.5 million, respectively. The increase in motor liability line includes an increase of $18.6 million in private automobile premiums earned as a result of new non-standard automobile contracts entered into during 2012, offset by a decrease of $6.5 million in commercial motor premiums earned as all commercial motor coverages were canceled during 2012. The increase in motor physical damage premiums earned was entirely related to the new non-standard automobile contracts. Our workers compensation line reported a $9.0 million increase in premiums earned for the three months ended March 31, 2013, partially due to the return of ceded premiums upon the novation of retroceded contracts ($3.5 million) and partially due to revised premium estimates on a 2012 contract ($5.5 million).

The increases in premiums earned on motor liability and motor physical damage lines were offset by decreases in our other lines of business. For the three months ended March 31, 2013, premiums earned on our Florida homeowners' personal lines contracts decreased by $3.9 million primarily due to a previously commuted contract. Our general liability premiums earned decreased by $3.9 million due to a contract being canceled during 2012. In addition, the financial line earned premiums decreased by $2.8 million due to the commutation of a surety and trade credit contract during 2012. Our health and professional lines premiums earned decreased by $1.8 million and $1.2 million, respectively, primarily due to certain health contracts not being renewed during 2012, as well as lower underlying business written by our existing clients.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended March 31, 2013, severity net premiums earned decreased $3.1 million, or 66.4%, compared to the same period in 2012. The decrease was primarily due to the reversal of $2.6 million of reinstatement premiums in conjunction with the elimination of loss reserves relating to super-storm Sandy.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2013		2012
	($ in thousands)
Frequency	$76,823	115.9%	$63,209	99.8%
Severity	(10,545)	(15.9)	98	0.2
Total	$66,278	100.0%	$63,307	100.0%

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
For the three months ended March 31, 2013, the total losses incurred on frequency contracts increased by $13.6 million, or 21.5%, partially due to the 11.3% increase in frequency earned premiums discussed above, and partially due to adverse loss development of $16.8 million relating to general liability business. During the first quarter of 2013, the updated loss data relating to these contracts indicated adverse loss development primarily due to construction defect claims in the state of California.
Losses incurred as a percentage of premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. For the three months ended March 31, 2013 and 2012, the overall loss ratios for our frequency business were 71.2% and 65.2%, respectively. The increase in loss ratio was primarily attributable to an increase in loss reserves relating to general liability contracts, partially offset by a decrease relating to the motor liability line. Since the increase in general liability reserves were recorded entirely during the three months ended March 31, 2013, the loss ratio for the general liability line for the quarter increased resulting in the overall frequency loss ratio also increasing. Excluding the adverse development relating to general liability, the frequency loss ratio was 54.6% for the three months ended March 31, 2013. For the three months ended March 31, 2013, the commercial automobile contracts, currently in run-off, did not impact the motor liability loss ratio, where as during the comparative period in 2012 the adverse loss development on commercial automobile contracts had contributed to a higher overall loss ratio.

For the three months ended March 31, 2013 and 2012, the loss ratios for our severity business were (676.4)% and 2.1%, respectively. During the three months ended March 31, 2013 loss reserves of $15.0 million relating to super-storm Sandy were reversed which resulted in negative losses incurred and a negative loss ratio for the quarter. The loss from super-storm Sandy was previously reserved at the full limit of the excess of loss contract. However, during the first quarter of 2013, we received additional information from our client that indicated that the losses would not exceed the threshold for entering into the layer of coverage provided by our contract. Partially offsetting this decrease was an increase of $4.0 million in loss reserves on a casualty clash contract based on updated information from the client indicating higher estimated ground up losses which in turn would increase the losses in the layer covered by us.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31
		2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$60,002	$(1,851)	$58,151	$35,979	$(2,388)	$33,591
Change in reserves	(5,192)	13,319	8,127	36,634	(6,918)	29,716
Total	$54,810	$11,468	$66,278	$72,613	$(9,306)	$63,307

For the three months ended March 31, 2013, the decrease in gross reserve of $5.2 million was the net impact of decrease in IBNR of $19.7 million primarily due to novation of contracts, partially offset by an increase in case reserves of $14.5 million. For the three months ended March 31, 2013, the decrease in ceded reserves of $13.3 million was primarily related to the novation of retroceded contracts which resulted in the elimination of the loss reserves previously recorded.

For the three months ended March 31, 2013, our net losses incurred on prior period contracts increased by $1.6 million, which primarily related to the following:

●
$16.8 million of adverse loss development, net of retrocesssion recoveries, relating to general liability business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information;

●
Elimination of $15.0 million of reserves relating to super-Storm Sandy based on additional information received from our client which indicated that the losses would not exceed the threshold for entering into the layer of coverage provided by our contract. As a result of the reversal of loss reserves we also reversed reinstatement premiums of $2.6 million;

●
$4.0 million of adverse loss development on a 2007 casualty clash contract based on updated claims and loss information received from the client. The new information indicated that ground up losses under the contract estimated by the client had increased resulting in additional losses attaching to our layer. As a result of this increase in loss reserves, we recorded reinstatement premiums of $1.2 million.

There were no other significant developments of prior period reserves during the three months ended March 31, 2013.

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

	Three months ended March 31
	2013		2012
	($ in thousands)
Frequency	$40,576	98.3%	$35,235	97.8%
Severity	720	1.7	790	2.2
Total	$41,296	100.0%	$36,025	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the three months ended March 31, 2013 and 2012, the acquisition cost ratios for frequency business were 37.6% and 36.3%, respectively. For the three months ended March 31, 2013, there were no noteworthy changes in the frequency acquisition cost ratio compared to the same period in 2012.

The acquisition cost ratios for severity business were 46.2% and 17.0% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, the severity acquisition cost ratio appears higher due to the reversal of reinstatement premiums of $2.6 million during the period as discussed earlier (see Net Premiums Earned). Excluding the reinstatement premiums, the acquisition cost ratio for severity was 16.1%.

Overall, our total acquisition cost ratios were 37.7% and 35.5% for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2013	2012
	($ in thousands)
Internal expenses	$4,885	$3,160
Corporate expenses	(1,125)	1,464
General and administrative expenses	$3,760	$4,624

Our total general and administrative expenses for the three months ended March 31, 2013 and 2012, were $3.8 million and $4.6 million, respectively. General and administrative expenses for the three months ended March 31, 2013 and 2012 included corporate expenses of $(1.1) million and $1.5 million, respectively. Corporate expenses include those expenses directly related to being a publicly listed entity as well as non-investment related foreign exchange gains and losses. The negative corporate expenses for the 2013 period related to non-investment related foreign exchange gain of $2.0 million (2012: loss of $0.6 million).

Internal expenses (general and administrative expenses excluding corporate expenses) for the three months ended March 31, 2013 and 2012, were $4.9 million and $3.2 million, respectively, and included $0.8 million and $0.8 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

For the three months ended March 31, 2013, the increase in internal expenses was primarily related to increase in personnel costs due to higher head-count than the comparative period.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31
	2013	2012
	($ in thousands)
Realized gains (losses)	$13,446	$(16,336)
Change in unrealized gains (losses)	65,730	110,605
Investment related foreign exchange gains (losses)	13,979	3,063
Interest, dividend and other income	3,952	1,327
Interest, dividend and other expenses	(15,543)	(5,986)
Investment advisor compensation	(20,425)	(21,067)
Net investment income	$61,139	$71,606

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the three months ended March 31, 2013, investment income, net of fees and expenses, resulted in a gain of 5.8% on our investments managed by DME Advisors, compared to a gain of 6.5% reported for the three months ended March 31, 2012.

For the three months ended March 31, 2013, included in the above table under interest, dividend and other expenses, was an impairment charge of $6.0 million related to a note receivable that was previously placed on non-accrual status, based on continued uncertainty surrounding the borrower's ability to repay the entire outstanding balance of the note on the maturity date.

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

For the three months ended March 31, 2013 and 2012, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were 7.2%, and 8.1%, respectively, and were comprised of the following:

	Three months ended March 31
	2013	2012
Long portfolio gains (losses)	9.0%	15.2%
Short portfolio gains (losses)	(3.3)%	(5.7)%
Macro gains (losses)	1.9%	(1.0)%
Other income and expenses	(0.4)%	(0.4)%
Gross investment return	7.2%	8.1%

For the three months ended March 31, 2013, included in investment advisor compensation was $4.3 million (2012: $4.1 million) relating to management fees paid to DME Advisors and $16.1 million (2012: $17.0 million) relating to performance allocation in accordance with the advisory agreement with DME Advisors.

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

 Income Taxes

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any income taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

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

As of March 31, 2013, a deferred tax asset, resulting solely from the temporary differences in timing of recognition of expenses for tax purposes, of $47,042 (December 31, 2012: $52,540) was included in other assets on the condensed consolidated balance sheets. As of March 31, 2013, an accrual for current taxes payable of $0.7 million (December 31, 2012: $0.3 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Three months ended March 31			Three months ended March 31
		2013			2012
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	71.2%	(676.4)%	60.5%	65.2%	2.1%	62.3%
Acquisition cost ratio	37.6%	46.2%	37.7%	36.3%	17.0%	35.5%
Composite ratio	108.8%	(630.2)%	98.2%	101.5%	19.1%	97.8%
Internal expense ratio			4.5%			3.1%
Corporate expense ratio			(1.0)%			1.5%
Combined ratio			101.7%			102.4%

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

The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. We expect that this ratio will generally be higher for acquisition costs incurred for our frequency business than for our severity business.

The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding general and administrative expenses, to net premiums earned. Similar to the loss ratio, we expect that this ratio will be more volatile for our severity business depending on loss activity in any particular period.

The internal expense ratio is the ratio of general and administrative expenses, excluding any corporate expenses, to net premiums earned.

The corporate expense ratio is the ratio of corporate expenses to net premiums earned. Corporate expenses include expenses relating to GLRE being a publicly listed entity as well as non-investment related foreign exchange gains or losses.

The combined ratio is the sum of the composite ratio, and internal and corporate expense ratios. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments (including financial contracts receivable) reported in the condensed consolidated balance sheets as of March 31, 2013, were $1,327.8 million, compared to $1,200.7 million as of December 31, 2012, an increase of $127.1 million, or 10.6%, primarily due to an increase in the market values of our long equities and to a lesser extent due to additional purchases of long investments during the three months ended March 31, 2013. As of March 31, 2013, our exposure to long investments increased to 112.0%, compared to 102.5% as of December 31, 2012, while our exposure to short investments increased to 74%, compared to 64% as of December 31, 2012, as we increased the number and size of long and short positions in our portfolio. This exposure analysis is conducted on a delta-adjusted basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of March 31, 2013, we had borrowed $111.9 million (December 31, 2012: $73.7 million) from our prime brokers in order to purchase investment securities. In accordance with our investment guidelines, DME Advisors may use margin leverage up to 5% for extended time periods and an aggregate of 20% for periods not exceeding 30 days. During 2013, the Board of Directors provided a temporary waiver of the 5% leverage restriction. This waiver allows for an aggregate of 20% net margin leverage for an extended period and will be automatically rescinded on the earlier of the next meeting of the Board of Directors and July 25, 2013. Given the temporary waiver, as at March 31, 2013, we were in compliance with the amount of leverage for investment purposes allowed under our investment guidelines. The increase in amounts borrowed from prime brokers for investing was due to the increase in our exposure to long and short investments during the three months ended March 31, 2013. In addition, as of March 31, 2013, we had borrowed $254.7 million (December 31, 2012: $252.7 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2013, 85.2% (December 31, 2012: 85.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.4% (December 31, 2012: 12.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.4% (December 31, 2012: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback they receive from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2013, $272.2 million (December 31, 2012: $258.5 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $269.3 million (December 31, 2012: $254.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $2.9 million (December 31, 2012: $3.6 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the three months ended March 31, 2013, there were no securities transferred from Level 3 classification. During the three months ended March 31, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up periods on certain securities expired and a discount factor was no longer applied in determining the fair value of the securities. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements. No other transfers into or out of Level 3 took place during the three months ended March 31, 2013. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2012.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of March 31, 2013, our securities sold, not yet purchased increased by $184.1 million, or 20.3%, to $1,092.5 million from $908.4 million at December 31, 2012, as we increased the number and size of short positions and increased the short exposure in our portfolio from 64% to 74%. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on short sale may be caused by one or more of the following factors:

•	Fluctuations in the share price due to an overall positive investment market;

•	Sudden unexpected changes in the underlying business model of the issuer;

•	Changes in laws and regulations relating to short sales;

•	Press releases and earnings guidance issued by the issuer;

•	A merger or acquisition of the issuer at a price in excess of the current share price;

•	The shares of the issuer becoming difficult to borrow;

•	A short squeeze.

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, our investment advisor typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by our investment advisor. Our investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, hence limiting the potential adverse impact on our results of operations and financial position.

As of March 31, 2013, the restricted cash included $1,092.5 million relating to collateral for securities sold, not yet purchased compared to $910.0 million as of December 31, 2012. Overall our restricted cash increased by $171.7 million, or 14.2%, from $1,206.8 million to $1,378.6 million, primarily as a result of needing more collateral to support the overall increase in securities sold, not yet purchased. The increase was partially offset by a decrease of $12.7 million in cash collateral held by derivative counterparties driven primarily by the appreciation in value of Japanese Yen put options due to the weakening of the Japanese Yen during the quarter.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	March 31, 2013			December 31, 2012
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$139,041	$173,109	$312,150	$124,927	$182,536	$307,463
Severity	15,722	22,030	37,752	15,747	33,260	49,007
Total	$154,763	$195,139	$349,902	$140,674	$215,796	$356,470

The small net increase in frequency loss reserves was principally due to adverse loss development of the general liability line, offset by reversal of loss reserves on contracts novated during the first quarter of 2013. The remainder of the increase was a result of estimated losses incurred associated with the increase in premiums earned during the three months ended March 31, 2013. The decrease in severity loss reserves was principally due to the reversal of loss reserves relating to super-storm Sandy. For most of our contracts written as of March 31, 2013, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of April 1, 2013, our maximum aggregate loss exposure to any series of natural peril events was $135.0 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$109,400	$135,000
Europe	37,000	37,000
Japan	37,000	37,000
Rest of the world	74,500	74,500
Maximum Aggregate	109,400	135,000
(1) Includes the Caribbean

Loss and Loss Expenses Recoverable

For the three months ended March 31, 2013, loss and loss expenses recoverable decreased by $13.3 million, or 38.7%, principally resulting from the novation of certain retrocession contracts during the period.

 Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased by $50.4 million to $910.8 million as of March 31, 2013, compared to $860.4 million as of December 31, 2012. Retained earnings increased due to net income of $56.7 million reported for the three months ended March 31, 2013, while the non-controlling interest decreased by $7.4 million primarily due to withdrawal of funds by DME Advisors from the joint venture during the three months ended March 31, 2013. The increase in additional paid-in capital of $1.0 million related to stock based compensation for the three months ended March 31, 2013.

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

As of March 31, 2013, Greenlight Re was rated "A (Excellent)" with a stable outlook by A.M. Best, while GRIL was rated "A- (Excellent)" with a stable outlook. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2013, approximately 91% of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of March 31, 2013, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2013 and 2012, the net cash provided by (used in) operating activities was $(18.5) million and $2.7 million, respectively. Included in the net cash provided by (used in) operating activities were investment related expenses (such as investment advisor compensation, and net interest and dividend expenses) of $32.0 million and $25.7 million for the three months ended March 31, 2013 and 2012, respectively. If we subtract the investment related expenses from the net cash provided by (used in) our operating activities the result is primarily net cash provided from underwriting activities which was $13.6 million and $28.5 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash from underwriting activities was primarily a result of claims being paid on our older underwriting contracts that have matured or are currently in run off. Additionally, the decrease was also due to the growth in non-standard automobile contracts for which claims are paid over a shorter period than our other contracts. For the three months ended March 31, 2013 and 2012, as non-standard automobile contracts made up a larger portion of our business (55.5% and 24.9% of gross written premiums, respectively) the amount of cash generated from operating activities decreased. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

We generated $7.3 million from investing activities for the three months ended March 31, 2013, mainly from the net sale of investments. There were no significant cash flows related to financing activities during the three months ended March 31, 2013.

As of March 31, 2013, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of March 31, 2013, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2013, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of March 31, 2013, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premium, unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2013, we had four letter of credit facilities with an aggregate capacity of $760.0 million (December 31, 2012: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of March 31, 2013, an aggregate amount of $432.7 million (December 31, 2012: $416.5 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At March 31, 2013, total equity securities and cash and cash equivalents with a fair value in the aggregate of $468.7 million (December 31, 2012: $441.7 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2013.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2013.

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. As of March 31, 2013, the Company was authorized to purchase up to 1,771,100 Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2013. On April 30, 2013, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2014 and authorized the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of March 31, 2013, there were 1,029,838 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2013 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$554	$1,107	$990	$69	$2,720
Specialist service agreement	617	425	—	—	1,042
Private equity and limited partnerships (2)	15,698	—	—	—	15,698
Loss and loss adjustment expense reserves (3)	204,766	89,011	46,577	9,548	349,902
	$221,635	$90,543	$47,567	$9,617	$369,362
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of March 31, 2013, we had made total commitments of $36.2 million in private investments of which we have invested $20.5 million, and our remaining commitments to these investments total $15.7 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of March 31, 2013, $1,092.5 million of securities sold, not yet purchased, were secured by $1,092.5 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further 5 year term. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $253,539 to $513,798. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying condensed consolidated financial statements.

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

On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The term of the Advisory Agreement is August 31, 2010 through December 31, 2013, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any of the participants notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2013, $16.1 million of performance allocation was calculated at the 20% rate and included in net investment income.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    political risk.

Equity Price Risk

As of March 31, 2013, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2013, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $43.5 million, or 3.6%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2013, we had loss reserves reported in foreign currencies of £14.0 million. As of March 31, 2013, a 10% decrease in the U.S dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $2.1 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $2.1 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2013, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2013:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(1,003)	(0.1)%	$1,003	0.1%
Euro	8,421	0.7	(8,421)	(0.7)
Japanese Yen	36,086	2.9	(23,786)	(1.9)
Brazalian Real	3,682	0.3	(3,682)	(0.3)
Other	540	0.1	(540)	(0.1)
Total	$47,726	3.9%	$(35,426)	(2.9)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$15,952	1.30%	$(17,506)	(1.43)%
Credit default swaps	(111)	(0.01)	111	0.01
Interest rate options	576	0.05	(65)	(0.01)
Net exposure to interest rate risk	$16,417	1.34%	$(17,460)	(1.43)%

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

Credit Risk

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets including notes receivable. Our notes receivable are due from parties whom we consider our strategic partners and we evaluate their financial condition and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under the reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We monitor the collectibility of these balances on a regular basis.

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

Political Risk

We are exposed to political risk to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trade securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy and underwriting operations. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2013, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. As of March 31, 2013, the Company was authorized to purchase up to 2,000,000 of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. As of March 31, 2013, 1,771,100 Class A ordinary shares remained authorized for repurchase under the plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2013. On April 30, 2013, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2014 and authorized the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

*
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
Date: May 6, 2013

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
Date: May 6, 2013