Form 10-Q
period 2013-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2013-10-30
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,626,115
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	Outstanding as of October 25, 2013

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$12,499	$1,763
Equity securities, trading, at fair value	1,030,207	1,042,715
Other investments, at fair value	107,246	133,450
Total investments	1,149,952	1,177,928
Cash and cash equivalents	83,683	21,890
Restricted cash and cash equivalents	1,316,584	1,206,837
Financial contracts receivable, at fair value	85,555	22,744
Reinsurance balances receivable	195,064	173,221
Loss and loss adjustment expenses recoverable	17,996	34,451
Deferred acquisition costs, net	62,083	59,177
Unearned premiums ceded	3,143	3,616
Notes receivable	15,784	19,330
Other assets	4,048	3,559
Total assets	$2,933,892	$2,722,753
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,065,072	$908,368
Financial contracts payable, at fair value	17,962	19,637
Due to prime brokers	239,074	326,488
Loss and loss adjustment expense reserves	325,652	356,470
Unearned premium reserves	191,310	188,185
Reinsurance balances payable	38,922	35,292
Funds withheld	9,469	17,415
Other liabilities	12,018	10,488
Performance compensation payable to related party	33,818	—
Total liabilities	1,933,297	1,862,343
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,622,458 (2012: 30,447,179): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2012: 6,254,949))	3,688	3,670
Additional paid-in capital	495,610	492,469
Retained earnings	467,338	325,569
Shareholders’ equity attributable to shareholders	966,636	821,708
Non-controlling interest in joint venture	33,959	38,702
Total equity	1,000,595	860,410
Total liabilities and equity	$2,933,892	$2,722,753

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Revenues
Gross premiums written	$148,765	$67,644	$410,927	$303,850
Gross premiums ceded	(2,389)	30,637	(925)	24,244
Net premiums written	146,376	98,281	410,002	328,094
Change in net unearned premium reserves	17,515	18,276	(3,640)	20,065
Net premiums earned	163,891	116,557	406,362	348,159
Net investment income	49,448	96,450	134,834	131,161
Other income (expense), net	(1)	191	(100)	(256)
Total revenues	213,338	213,198	541,096	479,064
Expenses
Loss and loss adjustment expenses incurred, net	94,366	126,624	238,989	277,268
Acquisition costs, net	53,521	33,820	137,753	107,751
General and administrative expenses	7,085	4,637	16,788	13,619
Total expenses	154,972	165,081	393,530	398,638
Income before income tax expense	58,366	48,117	147,566	80,426
Income tax expense	(90)	(645)	(540)	(707)
Net income including non-controlling interest	58,276	47,472	147,026	79,719
Income attributable to non-controlling interest in joint venture	(1,740)	(1,335)	(5,257)	(4,518)
Net income	$56,536	$46,137	$141,769	$75,201
Earnings per share
Basic	$1.53	$1.26	$3.85	$2.05
Diluted	$1.50	$1.23	$3.78	$2.01
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	36,875,716	36,678,653	36,820,199	36,630,136
Diluted	37,645,053	37,402,725	37,541,623	37,360,049

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2013 and 2012
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698
Issue of Class A ordinary shares, net of forfeitures	14	—	—	14	—	14
Share-based compensation expense, net of forfeitures	—	2,784	—	2,784	—	2,784
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(34,000)	(34,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	4,518	4,518
Net income	—	—	75,201	75,201	—	75,201
Balance at September 30, 2012	$3,668	$491,262	$386,172	$881,102	$13,113	$894,215

Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410
Issue of Class A ordinary shares, net of forfeitures	18	509	—	527	—	527
Share-based compensation expense, net of forfeitures	—	2,632	—	2,632	—	2,632
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,000)	(10,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	5,257	5,257
Net income	—	—	141,769	141,769	—	141,769
Balance at September 30, 2013	$3,688	$495,610	$467,338	$966,636	$33,959	$1,000,595

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2013 and 2012
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2013	2012
Cash provided by (used in) operating activities

Net income	$141,769	$75,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(69,660)	(168,321)
Net realized (gains) losses on investments and financial contracts	(117,271)	(18,542)
Foreign exchange (gains) losses on restricted cash and cash equivalents, net	(15,205)	(218)
Income attributable to non-controlling interest in joint venture	5,257	4,518
Share-based compensation expense, net of forfeitures	2,646	2,798
Depreciation expense	222	188
Net change in
Reinsurance balances receivable	(21,843)	(43,790)
Loss and loss adjustment expenses recoverable	16,455	(4,248)
Deferred acquisition costs, net	(2,906)	10,990
Unearned premiums ceded	473	21,192
Other assets	(27)	1,751
Loss and loss adjustment expense reserves	(30,818)	108,116
Unearned premium reserves	3,125	(40,682)
Reinsurance balances payable	3,630	4,097
Funds withheld	(7,946)	(19,598)
Other liabilities	1,530	206
Performance compensation payable to related party	33,818	31,646
Net cash used in operating activities	(56,751)	(34,696)
Investing activities
Purchases of investments, trading	(540,222)	(628,887)
Sales of investments, trading	790,513	640,943
Purchases of financial contracts	(57,748)	(43,416)
Dispositions of financial contracts	67,282	17,664
Securities sold, not yet purchased	700,299	726,902
Dispositions of securities sold, not yet purchased	(652,999)	(367,478)
Change in due to prime brokers	(87,414)	36,380
Change in restricted cash and cash equivalents, net	(94,542)	(331,754)
Change in notes receivable, net	3,546	(1,641)
Non-controlling interest withdrawal from joint venture	(10,000)	(34,000)
Fixed assets additions	(684)	—
Net cash provided by investing activities	118,031	14,713
Financing activities
Net proceeds from exercise of stock options	513	—
Net cash provided by financing activities	513	—
Net (decrease) increase in cash and cash equivalents	61,793	(19,983)
Cash and cash equivalents at beginning of the period	21,890	42,284
Cash and cash equivalents at end of the period	$83,683	$22,301
Supplementary information
Interest paid in cash	$19,907	$17,765
Interest received in cash	793	855
Income tax paid in cash	260	206

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2013

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
The results for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full calendar year.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2013 and December 31, 2012, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions, which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2013, $10.9 million (December 31, 2012: $9.6 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2013, $0.9 million and $2.1 million (2012: $0.9 million and $1.3 million) of net profit commission expenses were included in acquisition costs, respectively, on the condensed consolidated statements of income.

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

For the nine months ended September 30, 2013, the notes receivable earned interest at annual interest rates ranging from 10.0% to 16.0% and had remaining maturity terms ranging from approximately 2 years to 6 years. Interest income earned on notes receivable is included under net investment income in the condensed consolidated statements of income.

At September 30, 2013, included in the notes receivable balance was $10.5 million (December 31, 2012: $16.5 million), related to a note placed on non-accrual status based on expectations of the Company’s ability to collect any interest that would accrue up to maturity. For the nine months ended September 30, 2013 and 2012, no interest was received relating to the notes placed on non-accrual status. During the nine months ended September 30, 2013 and 2012, the Company recorded an impairment charge of $6.0 million and nil, respectively, relating to the accrued interest and principal on the note placed on non-accrual status. There were no impairment charges for the three months ended September 30, 2013 and 2012. Impairment charges are included under net investment income in the condensed consolidated statements of income.

At September 30, 2013, included in the notes receivable balance was $0.1 million of accrued interest (December 31, 2012: $2.0 million). Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at September 30, 2013 and December 31, 2012, were expected to be fully collectible and therefore no other provision for uncollectible amounts was deemed necessary at September 30, 2013 or December 31, 2012.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2013, included in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $2.5 million and $0 of deposit assets and deposit liabilities (December 31, 2012: $5.1 million and $0.7 million), respectively. For the three and nine months ended September 30, 2013, $0.0 million and $0.5 million, respectively, was included in other income (expense), net, relating to losses on deposit accounted contracts (2012: $0.0 million and $0.2 million). For the three and nine months ended September 30, 2013 and 2012, there were no gains on deposit accounted contracts.

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

At September 30, 2013, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	620	(309)	311
Leasehold improvements	2,002	(637)	1,365
Total	$2,822	$(1,146)	$1,676

At December 31, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(232)	219
Leasehold improvements	1,487	(492)	995
Total	$2,138	$(924)	$1,214

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the nine months ended September 30, 2013 and 2012, there were no impairments in fixed assets.

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

Financial contracts may also include exchange traded futures or options contracts that are based on the movement of a particular index, equity security, commodity, currency or interest rate. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are recorded at fair value based on the observable quoted prices of the same or similar financial contracts in an active market (Level 1) or on broker quotes which reflect market information based on actual transactions (Level 2). Amounts invested in exchange traded options and over the counter ("OTC") options are recorded either as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are recorded at fair value based on quoted prices in active markets (Level 1). For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are derived based upon observable inputs (Level 2) such as multiple quotes from brokers and market makers, which are considered to be binding.

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share includes the dilutive effect of restricted stock units ("RSU") and additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP, which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all RSUs, stock options outstanding and all participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Weighted average shares outstanding - basic	36,875,716	36,678,653	36,820,199	36,630,136
Effect of dilutive service provider share-based awards	157,281	147,659	150,039	148,518
Effect of dilutive employee and director share-based awards	612,056	576,413	571,385	581,395
Weighted average share outstanding - diluted	37,645,053	37,402,725	37,541,623	37,360,049
Anti-dilutive stock options outstanding	180,000	180,000	218,197	180,000

Taxation

Under current Cayman Islands law, no corporate entity, including GLRE and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to GLRE, Greenlight Re nor their respective operations, or to the Class A or Class B ordinary shares or related obligations, until February 1, 2025.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2013:

	Fair value measurements as of September 30, 2013
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$4,057	$8,442	$12,499
Listed equity securities	1,023,312	6,895	—	1,030,207
Commodities	67,149	—	—	67,149
Private and unlisted equity securities	—	—	40,097	40,097
Financial contracts receivable	715	84,840	—	85,555
	$1,091,176	$95,792	$48,539	$1,235,507
Liabilities:
Listed equity securities, sold not yet purchased	$(873,594)	$—	$—	$(873,594)
Debt instruments, sold not yet purchased	—	(191,478)	—	(191,478)
Financial contracts payable	—	(17,962)	—	(17,962)
	$(873,594)	$(209,440)	$—	$(1,083,034)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2012:

	Fair value measurements as of December 31, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$1,503	$260	$1,763
Listed equity securities	1,040,562	2,153	—	1,042,715
Commodities	94,649	—	—	94,649
Private and unlisted equity securities	—	—	38,801	38,801
Financial contracts receivable	—	22,744	—	22,744
	$1,135,211	$26,400	$39,061	$1,200,672
Liabilities:
Listed equity securities, sold not yet purchased	$(679,897)	$—	$—	$(679,897)
Debt instruments, sold not yet purchased	—	(228,471)	—	(228,471)
Financial contracts payable	—	(19,637)	—	(19,637)
	$(679,897)	$(248,108)	$—	$(928,005)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013:

2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30			Nine months ended September 30
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$4,838	$43,257	$48,095	$260	$38,801	$39,061
Purchases	3,604	416	4,020	8,230	31,756	39,986
Sales	—	(829)	(829)	(28)	(6,934)	(6,962)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	—	2,198	2,198	(20)	1,055	1,035
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(4,945)	(4,945)	—	(24,581)	(24,581)
Ending balance	$8,442	$40,097	$48,539	$8,442	$40,097	$48,539

During the three and nine months ended September 30, 2013,$4.9 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities began actively trading on a listed exchange during the third quarter of 2013. However due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expires. Additionally, during the nine months ended September 30, 2013, $19.6 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 1 as these securities began actively trading on a listed exchange and there were no lock-up restrictions on these securities. During the nine months ended September 30, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012:

2012	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)				Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30				Nine months ended September 30
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)				($ in thousands)
Beginning balance	$343	$38,805	$14	$39,162	$465	$31,179	$263	$31,907
Purchases	—	365	—	365	—	7,277	—	7,277
Sales	—	(300)	—	(300)	(1)	(792)	—	(793)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(4)	945	(14)	927	(125)	3,299	(263)	2,911
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(3,828)	—	(3,828)	—	(4,976)	—	(4,976)
Ending balance	$339	$35,987	$—	$36,326	$339	$35,987	$—	$36,326

During the three and nine months ended September 30, 2012, $1.0 million and $30.4 million, respectively, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. Additionally, for the three and nine months ended September 30, 2012, $3.8 million and $5.0 million, respectively, of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities began actively trading on a listed exchange during the second quarter of 2012. However, due to lock-up period restrictions on these securities, a liquidity discount was used in determining their fair value at September 30, 2012, and therefore classified as Level 2.

There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2013 or 2012.

For the three and nine months ended September 30, 2013, included in net investment income in the condensed consolidated statements of income were realized gains relating to Level 3 securities of $0.3 million and $0.6 million, respectively (2012: realized gains of $0.1 million and $0.4 million, respectively). For Level 3 classified securities held as of the reporting date, the change in unrealized gains for the three and nine months ended September 30, 2013 were $1.2 million and $(1.5) million, respectively (2012: $0.8 million and $2.6 million, respectively).

Investments

Debt instruments, trading

At September 30, 2013, the following investments were included in debt instruments:

2013	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$10,318	$—	$(1,876)	$8,442
Corporate debt – Non U.S.	3,761	306	(10)	4,057
Total debt instruments	$14,079	$306	$(1,886)	$12,499

At December 31, 2012, the following investments were included in debt instruments:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,317	$205	$(1,856)	$666
Corporate debt – Non U.S.	1,179	—	(82)	1,097
Total debt instruments	$3,496	$205	$(1,938)	$1,763

The maturity distribution for debt instruments held at September 30, 2013 and December 31, 2012 was as follows:

	2013		2012
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$8,202	$8,202	$—	$—
From one to five years	—	—	—	—
From five to ten years	—	—	—	—
More than ten years	5,877	4,297	3,496	1,763
	$14,079	$12,499	$3,496	$1,763

Investment in Equity Securities, Trading

At September 30, 2013, the following long positions were included in investment securities, trading:

2013	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$752,732	$271,262	$(24,075)	$999,919
Exchange traded funds	50,253	—	(19,965)	30,288
	$802,985	$271,262	$(44,040)	$1,030,207

At December 31, 2012, the following long positions were included in investment securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$875,322	$199,519	$(70,275)	$1,004,566
Exchange traded funds	38,819	—	(670)	38,149
	$914,141	$199,519	$(70,945)	$1,042,715

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of September 30, 2013 and December 31, 2012, commodities were comprised of gold bullion.

At September 30, 2013, the following securities were included in other investments:

2013	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$54,633	$12,516	$—	$67,149
Private and unlisted equity securities	39,421	8,425	(7,749)	40,097
	$94,054	$20,941	$(7,749)	$107,246

At December 31, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$59,929	$34,719	$—	$94,648
Private and unlisted equity securities	36,672	4,914	(2,784)	38,802
	$96,601	$39,633	$(2,784)	$133,450

As of September 30, 2013, included in private and unlisted equity securities are investments in private equity funds with a fair value of $30.7 million (December 31, 2012: $24.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to September 30, 2013. The private equity funds have varying lock-up periods and as of September 30, 2013, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. As of September 30, 2013, the Company had $9.9 million (December 31, 2012: $12.6 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At September 30, 2013, the following securities were included in investments in securities sold, not yet purchased:

2013	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(811,901)	$71,159	$(125,362)	$(866,104)
Exchange traded funds	(6,318)	—	(1,172)	(7,490)
Corporate debt – U.S.	(7,454)	5	(239)	(7,688)
Sovereign debt – Non U.S.	(170,376)	—	(13,414)	(183,790)
	$(996,049)	$71,164	$(140,187)	$(1,065,072)

At December 31, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(697,278)	$76,172	$(58,791)	$(679,897)
Corporate debt – U.S.	(7,353)	26	(381)	(7,708)
Sovereign debt – Non U.S.	(207,122)	—	(13,641)	(220,763)
	$(911,753)	$76,198	$(72,813)	$(908,368)

Financial Contracts

As of September 30, 2013 and December 31, 2012, the Company had entered into total return swaps, CDS, options, futures, forwards and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At September 30, 2013, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	46,190	$1,372
Forwards	JPY	107,884	172
Futures	JPY	41,450	715
Interest rate options	USD	1,878,031	45
Put options	USD	222,058	13,528
Total return swaps – equities	EUR/GBP/HKD/USD	204,649	68,093
Warrants and rights on listed equities	EUR	1,630	1,630
Total financial contracts receivable, at fair value			$85,555
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	273,877	(3,682)
Credit default swaps, purchased – sovereign debt	USD	251,467	$(4,494)
Forwards	KRW	25,858	(584)
Total return swaps – equities	EUR/GBP/HKD	31,169	(9,202)
Total financial contracts payable, at fair value			$(17,962)

At December 31, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	90,374	$4,498
Credit default swaps, purchased – corporate debt	USD	39,665	265
Interest rate options	USD	2,299,933	109
Put options	USD	314,695	17,709
Total return swaps – equities	GBP/HKD/JPY	3,664	163
Total financial contracts receivable, at fair value			$22,744
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	234,212	$(3,365)
Credit default swaps, purchased – sovereign debt	USD	251,467	(5,443)
Put options	USD	16,071	(1,636)
Total return swaps – equities	GBP/HKD	76,697	(9,193)
Total financial contracts payable, at fair value			$(19,637)

As of September 30, 2013 and December 31, 2012, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options (under financial contracts receivable) are options on foreign currencies, primarily the Japanese Yen, the Australian Dollar and the Chinese Yuan, denominated in U.S. dollars.

During the three and nine months ended September 30, 2013 and 2012, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income		Gain (loss) on derivatives recognized in income
		Three months ended September 30		Nine months ended September 30
		2013	2012	2013	2012
		($ in thousands)		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$(589)	$(2,448)	$(2,847)	$(6,448)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(942)	(849)	(957)	(4,793)
Currency forwards	Net investment income (loss)	(1,282)	—	5,780	—
Futures	Net investment income (loss)	3,628	(4,542)	4,677	(12,501)
Interest rate options	Net investment income (loss)	(97)	(379)	(62)	(1,982)
Options, warrants, and rights	Net investment income (loss)	(12,025)	(3,406)	20,681	(13,572)
Total return swaps – equities	Net investment income (loss)	38,825	(1,571)	59,507	(4,053)
Weather derivative swap	Other income (expense), net	—	(14)	—	(263)
Total		$27,518	$(13,209)	$86,779	$(43,612)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2013, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2013	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Currency forwards	$30,817	$—	$417,754	$115,884
Futures	—	12,778	218,519	180,027
Interest rate options	—	95,400	—	376,385
Options	232,530	272,988	765,509	814,812
Total return swaps	16,606	6,736	187,862	54,846
Total	$279,953	$387,902	$1,589,644	$1,541,954

For the three and nine months ended September 30, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2012	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Credit default swaps	$—	$—	$—	$45,966
Futures	259,225	393,683	1,023,492	1,023,239
Options	91,011	36,851	535,218	239,554
Total return swaps	17,340	10,645	20,146	31,199
Weather derivative swap	—	5,000	—	5,000
Total	$367,576	$446,179	$1,578,856	$1,344,958

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security.

As of September 30, 2013, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

September 30, 2013	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet	(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$85,555	$—	$85,555	$(30,251)	$55,304
Financial contracts payable	$(17,962)	$—	$(17,962)	$34,606	$16,644
Securities sold, not yet purchased	$(1,065,072)	$—	$(1,065,072)	$1,065,072	$—

As of December 31, 2012, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

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

4.        DUE TO PRIME BROKERS

As of September 30, 2013, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At September 30, 2013, the amounts due to prime brokers included $235.2 million (December 31, 2012: $252.7 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $3.8 million (December 31, 2012: $73.7 million) of borrowing relating to investment purchases.

The Company's original investment guidelines allowed for temporary (30 days) leverage for investment purposes up to 20% of net invested assets, and for an extended time period, up to 5% of net invested assets. During 2013, the Board of Directors granted temporary waivers of the 5% leverage restriction. These waivers allowed for an aggregate of 20% net margin leverage for extended periods which terminated on July 24, 2013.  Effective July 24, 2013, Greenlight Re's investment guidelines were amended to allow up to 15% net margin leverage for extended periods of time and up to 30% net margin leverage for periods of less than 30 days.

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

For the three months ended September 30, 2013, loss and loss adjustment expenses incurred of $94.4 million (2012: $126.6 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.3 million (2012: negative $5.1 million). For the nine months ended September 30, 2013, loss and loss adjustment expenses incurred of $239.0 million (2012: $277.3 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of negative $10.5 million (2012: $10.9 million). The negative loss and loss expenses recovered for the nine months ended September 30, 2013, were due to reversal of loss reserves on retrocession contracts that were novated during the first quarter of 2013.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2013, $7,500 of loss and loss adjustment expenses were recoverable from a retrocessionaire rated "A+ (Superior)" by A.M. Best. (December 31, 2012: $0.1 million). Additionally, the Company had losses recoverable of $18.0 million (December 31, 2012: $34.3 million) with unrated retrocessionaires. At September 30, 2013 and December 31, 2012, the Company retained $4.5 million and $11.4 million, respectively, of cash collateral from unrated retrocessionaires with whom the Company had losses recoverable and held other collateral in the form of guarantees. Additionally, the Company retained funds withheld of $4.9 million and $6.0 million as of September 30, 2013 and December 31, 2012, respectively, on other retroceded contracts. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At September 30, 2013 and December 31, 2012, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. Shares authorized for issuance are comprised of 300,000 (2012: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2012: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of September 30, 2013, 250,000 (2012: 250,000) Class A ordinary shares remained available for future issuance relating to share purchase options granted to the service provider, and 962,181 (December 31, 2012: 1,136,504) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Service Provider Share Purchase Options

An affiliate of Greenlight Capital, Inc. entered into a consulting agreement (the "Consulting Agreement") with First International Securities Ltd. ("First International") in August 2002. First International received a cash payment of $75,000 for the preparation and delivery of a feasibility study relating to the formation, capitalization, licensing and operation of the Company. Additionally, upon consummation of the initial private offering, First International Capital Holdings Ltd., the successor to First International, received a 10-year share purchase option to purchase 400,000 Class A ordinary shares. These share purchase options were granted on September 20, 2004 and have an exercise price of $10 per share.  The Company previously repurchased 100,000 of the share purchase options. During the year ended December 31, 2011, 50,000 share purchase options were exercised resulting in the issuance of 25,843 Class A ordinary shares. As of September 30, 2013, there were 250,000 share purchase options outstanding (2012: 250,000) with an exercise price of $10 per share option, which will expire in August 2014.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2013, 111,231 (2012: 110,701) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after 3 years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the nine months ended September 30, 2013, the Company also issued to non-employee directors an aggregate of 36,374 (2012: 35,994) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the nine months ended September 30, 2013, 16,826 (2012: 6,191) restricted shares were forfeited by employees who left the Company prior to the vesting period. For the nine months ended September 30, 2013, in accordance with U.S. GAAP, stock compensation expense of $0.2 million (2012: $0.1 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the nine months ended September 30, 2013 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2012	308,406	$24.93
Granted	147,605	24.59
Vested	(110,194)	25.08
Forfeited	(16,826)	24.55
Balance at September 30, 2013	328,991	$24.74

Employee and Director Stock Options

For the nine months ended September 30, 2013, 38,197 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2012: 45,290). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2014, 2015 and 2016 and expire 10 years after the grant date. The grant date fair value of these options was $13.09 per share (2012: $11.04 per share), based on the Black-Scholes option pricing model. The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility in determining the expected volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2013	2012
Risk free rate	2.85%	1.50%
Estimated volatility	35%	35%
Expected term (in years)	10	10
Dividend yield	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

For the nine months ended September 30, 2013, 44,500 (2012: nil) stock options were exercised. The intrinsic value of options exercised during the nine months ended September 30, 2013 was $0.6 million (2012: nil). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the nine months ended September 30, 2013 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2012	1,421,290	$15.36	$6.87
Granted	38,197	26.44	13.09
Exercised	(44,500)	11.54	5.73
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2013	1,414,987	$15.78	$7.07

 Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2013, 5,347 (2012: nil) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after 3 years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2012	—	$—
Granted	5,347	24.41
Vested	—	—
Forfeited	—	—
Balance at September 30, 2013	5,347	$24.41

For the three months ended September 30, 2013 and 2012, the general and administrative expenses included stock compensation expense (net of forfeitures) of $1.1 million and $1.0 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors. For the nine months ended September 30, 2013 and 2012, the stock compensation expense was $2.7 million and $2.8 million, respectively.

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

Pursuant to the Advisory Agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allows DME Advisors to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME Advisors is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2013, included in net investment income is performance allocation of $11.9 million and $33.8 million, respectively (2012: $23.8 million and $31.6 million, respectively).

Additionally, pursuant to the Advisory Agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three and nine months ended September 30, 2013 are management fees of $4.6 million and $13.4 million, respectively (2012: $4.2 million and $12.5 million, respectively). The management fees have been fully paid as of September 30, 2013.

Pursuant to the Advisory Agreement, the Company has agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. For the nine months ended September 30, 2013, there were no indemnification payments made by the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides investor relations services to the Company for compensation of five thousand dollars per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At September 30, 2013, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A.	$200,000	July 20, 2014	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2014	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2014	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2015	120 days prior to termination date
	$760,000

As of September 30, 2013, an aggregate amount of $377.3 million (December 31, 2012: $416.5 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of September 30, 2013, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $418.7 million (December 31, 2012: $441.7 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2013 and December 31, 2012.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further 5 year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of September 30, 2013.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.07 million until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2013.

The total rent expense related to leased office space for the three and nine months ended September 30, 2013 was $0.1 million and $0.3 million, respectively (2012: $0.1 million and $0.3 million, respectively).

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

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of September 30, 2013, the Company had commitments to invest an additional $9.9 million (December 31, 2012: $20.8 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2013	2014	2015	2016	2017	Thereafter	Total
	($ in thousands)
Operating lease obligations	$139	$556	$556	$499	$466	$232	$2,448
Specialist service agreement	225	700	400	150	—	—	1,475
Private equity and limited partnerships (1)	9,890	—	—	—	—	—	9,890
	$10,254	$1,256	$956	$649	$466	$232	$13,813

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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
Property
Aviation	$—	—%	$—	—%	$96	—%	$—	—%
Commercial lines	789	0.5	—	—	10,523	2.6	11,646	3.8
Energy	—	—	—	—	1,553	0.4	—	—
Motor physical damage	21,557	14.5	12,895	19.0	48,895	11.9	48,738	16.1
Personal lines (1)	34,521	23.2	(1,453)	(2.1)	108,181	26.3	51,105	16.8
Total Property	56,867	38.2	11,442	16.9	169,248	41.2	111,489	36.7
Casualty
General liability (1)	1,668	1.1	5,469	8.1	(544)	(0.1)	20,393	6.7
Marine liability	—	—	—	—	603	0.1	2,240	0.7
Motor liability	81,474	54.8	43,216	63.9	212,174	51.6	132,693	43.7
Professional liability (1)	459	0.3	—	—	1,583	0.4	(666)	(0.2)
Total Casualty	83,601	56.2	48,685	72.0	213,816	52.0	154,660	50.9
Specialty
Financial (1)	806	0.6	(3,813)	(5.6)	2,103	0.5	(508)	(0.2)
Health	7,491	5.0	9,502	14.0	29,975	7.3	28,888	9.5
Workers’ compensation (1)	—	—	1,828	2.7	(4,215)	(1.0)	9,321	3.1
Total Specialty	8,297	5.6	7,517	11.1	27,863	6.8	37,701	12.4
	$148,765	100.0%	$67,644	100.0%	$410,927	100.0%	$303,850	100.0%
(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
U.S.	$148,249	99.7%	$71,709	106.0%	$400,594	97.5%	$293,075	96.5%
Worldwide (1) (2)	379	0.2	(4,065)	(6.0)	9,814	2.4	11,113	3.6
Caribbean (2)	—	—	—	—	(95)	—	328	0.1
Europe (2)	137	0.1	—	—	614	0.1	(666)	(0.2)
	$148,765	100.0%	$67,644	100.0%	$410,927	100.0%	$303,850	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

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

The following is a discussion and analysis of our results of operations for three and nine months ended September 30, 2013 and 2012 and financial condition as of September 30, 2013 and December 31, 2012. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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
We believe we are currently in a gradually hardening insurance market, but due to poor economic conditions and industry over capitalization, we do not expect rate increases to significantly exceed loss trends. Meanwhile, the reinsurance industry remains over capitalized and competitive with many sectors continuing to operate at levels that we believe are economically irrational. The over capitalization of the market is not uniform. There are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the possibility of partnering with companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk, and conserve our capital for a more opportune environment. Significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe that the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
As of September 30, 2013, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns due in part to improving loss experience or rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases coupled with the positive impact of state legislation addressing sinkhole fraud. However, we anticipate the non-catastrophe reinsurance pricing in this market will become more competitive. While we believe the property catastrophe retrocession contracts on which we participate are attractively priced, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business which is putting downward pressure on rates. U.S. employer health stop loss and non-standard private passenger automobile are stable at what we believe are profitable levels.
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
Our investment portfolio was conservatively postured with a net long position of 35.0% as of September 30, 2013. Equity markets in the first nine months of 2013 increased despite lackluster growth in corporate earnings. The increase in stock prices seems driven by a more stable environment and continued monetary policy stimulus. In the face of a more challenging earnings backdrop, and a continuation of emergency policies, we believe the market's rapid advance is creating a potentially unstable condition, which could resolve itself in a number of ways and is difficult to predict. We ended the quarter with a reduced gross exposure, positioning us to ride out future volatility and to take advantage of new opportunities. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on higher interest rates and foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.
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

Recently issued accounting standards and their impact to the Company have been presented under "Recently Adopted Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three and nine months ended September 30, 2013 and 2012

For the three months ended September 30, 2013, we reported a net income of $56.5 million, compared to a net income of $46.1 million reported for the same period in 2012. Our net investment income for the three months ended September 30, 2013 was $49.4 million, compared to a net investment income of $96.5 million reported for the same period in 2012. Our investment portfolio managed by DME Advisors, LP reported a gain of 4.0% for the three months ended September 30, 2013, compared to a gain of 8.8% for the same period in 2012. The underwriting income before general and administrative expenses for the three months ended September 30, 2013 was $16.0 million, compared to underwriting loss of $43.9 million for the same period in 2012. The increase in underwriting income for the three months ended September 30, 2013 was primarily due to a decrease in the composite ratio for the period. For the three months ended September 30, 2013, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 90.3%, driven by profitable performance in each of our four core areas of concentration, specifically Florida homeowners, non-standard automobile, employer stop loss and catastrophe retro. By comparison, our composite ratio for the third quarter of 2012 was 137.6%, primarily attributable to strengthening of loss reserves relating to commercial automobile business. The general and administrative expenses for the three months ended September 30, 2013 were $7.1 million compared to $4.6 million for the three months ended September 30, 2012. The increase was partially due to the non-investment related foreign exchange loss of $2.1 million reported during the third quarter of 2013, compared to $0.7 million for 2012, and partially due to an increase in personnel costs.

For the nine months ended September 30, 2013, we reported net income of $141.8 million, compared to net income of $75.2 million reported for the nine months ended September 30, 2012. Our net investment income for the nine months ended September 30, 2013 was $134.8 million, compared to a net investment income of $131.2 million reported for the same period in 2012. Our investment portfolio managed by DME Advisors, LP reported a gain of 12.2% for the nine months ended September 30, 2013, compared to a gain of 12.1% for the same period in 2012. The underwriting income before general and administrative expenses for the nine months ended September 30, 2013 was $29.6 million, compared to underwriting loss of $36.9 million reported for the nine months ended September 30, 2012. The underwriting income for the nine months ended September 30, 2013 included a reversal of $9.7 million of loss reserves (net of reinstatement premiums) relating to super-storm Sandy due to revised loss estimates during the first quarter of 2013. Based on updated information received from the insurer during the first quarter of 2013, claims relating to super-storm Sandy were no longer expected to breach into the coverage layer provided by our contract.

For the nine months ended September 30, 2013, our overall composite ratio was 92.7%, compared to 110.5% during the same period in 2012. General and administrative expenses increased for the nine months ended September 30, 2013 to $16.8 million from $13.6 million for the nine months ended September 30, 2012, primarily as a result of higher personnel costs, partially offset by a decrease in non-investment related foreign exchange loss of $0.2 million compared to $0.8 million for the same period in 2012.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended September 30, 2013, the fully diluted adjusted book value per share increased by $1.50 per share, or 6.2%, to $25.70 per share from $24.20 per share at June 30, 2013. For the three months ended September 30, 2013, the basic adjusted book value per share increased by $1.56 per share, or 6.3%, to $26.21 per share from $24.65 per share at June 30, 2013.

For the nine months ended September 30, 2013, the fully diluted adjusted book value per share increased by $3.69 per share, or 16.8%, to $25.70 per share from $22.01 per share at December 31, 2012. For the nine months ended September 30, 2013, the basic adjusted book value per share increased by $3.82 per share, or 17.1%, to $26.21 per share from $22.39 per share at December 31, 2012.

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

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (US GAAP)	$1,000,595	$941,216	$910,802	$860,410	$894,215
Less: Non-controlling interest in joint venture	(33,959)	(32,218)	(31,326)	(38,702)	(13,113)
Basic adjusted book value per share numerator	966,636	908,998	879,476	821,708	881,102
Add: Proceeds from in-the-money stock options issued and outstanding	18,462	18,528	18,768	18,975	19,294
Fully diluted adjusted book value per share numerator	$985,098	$927,526	$898,244	$840,683	$900,396
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	36,877,407	36,872,110	36,822,176	36,702,128	36,678,653
Add: In-the-money stock options and RSUs issued and outstanding	1,451,408	1,457,408	1,477,908	1,491,290	1,514,290
Fully diluted adjusted book value per share denominator	38,328,815	38,329,518	38,300,084	38,193,418	38,192,943
Basic adjusted book value per share	$26.21	$24.65	$23.88	$22.39	$24.02
Fully diluted adjusted book value per share	25.70	24.20	23.45	22.01	23.57

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
Frequency	$146,414	98.4%	$67,644	100.0%	$387,328	94.3%	$284,957	93.8%
Severity	2,351	1.6	—	—	23,599	5.7	18,893	6.2
Total	$148,765	100.0%	$67,644	100.0%	$410,927	100.0%	$303,850	100.0%

We expect quarterly reporting of premiums written to be volatile as a result of our opportunistic underwriting philosophy. Additionally, the composition of premiums written between frequency and severity business may vary from year to year depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2013, our frequency gross premiums written increased by $78.8 million, or 116.4%, primarily as a result of $46.9 million increase in our non-standard automobile premiums (motor liability and motor physical damage). The increase in non-standard automobile premiums was a result of our existing ceding insurers experiencing hardening market conditions, with higher underlying insurance rates and premium retention levels which resulted in higher premiums ceded to us. Additionally, on some of these contracts our quota share participation was higher than the comparable period which also contributed to the increase in gross premiums written. We wrote no commercial automobile premiums during the three months ended September 30, 2013. Personal lines contributed $36.0 million of the increase in frequency gross premiums written driven partially by our existing Florida homeowners' insurance business partners and partially as a result of a new contract entered into during 2013. The written premiums relating to personal lines for the comparative third quarter of 2012 were negatively impacted by a novation of a contract which resulted in the reversal of both gross written premiums and ceded premiums during the three months ended September 30, 2012. The increases in frequency gross premiums were partially offset by decreases in the general liability and workers' compensation lines of $3.8 million and $1.8 million, respectively. During 2013, we commuted and exited a multi-line contract which resulted in returned premiums relating to workers' compensation and general liability lines. To a lesser extent, the decrease in general liability premium was due to contracts we canceled during the fourth quarter of 2012.

For the nine months ended September 30, 2013, our frequency gross premiums written increased by $102.4 million, or 35.9%, primarily as a result of a $79.6 million increase in our non-standard automobile premiums (motor liability and motor physical damage) and $57.1 million increase in our personal lines Florida homeowners' business driven by the reasons explained above. The increases were offset by decreases in the general liability and workers' compensation lines of $20.9 million and $13.5 million, respectively, primarily due to the commutation of a multi-line contract and to a lesser extent, the decrease in general liability due to contracts we canceled during the fourth quarter of 2012. For the nine months ended September 30, 2013, there were no commercial motor premiums as all commercial motor contracts were canceled during 2012.

For the three months ended September 30, 2013, the increase in severity premiums written of $2.4 million, compared to the same period in 2012, was primarily due to a new multi-line severity contract written during the first quarter of 2013 for which the underlying business incepts at various dates throughout the year. Accordingly, premiums written are recorded based on the period in which the underlying risk incepts.

For the nine months ended September 30, 2013, the increase in severity premiums written of $4.7 million, or 24.9%, compared to the same period in 2012 was primarily due to new severity contracts written during the first quarter of 2013. This increase was partially offset by the reversal of reinstatement premiums written of $3.5 million in conjunction with the reversal of loss reserves relating to super-storm Sandy during the first quarter of 2013. Reinstatement premiums and additional premiums based on contractual terms are recognized as written premiums at the time losses are recorded, and, if required, adjusted in the period that changes in loss estimates are recorded.

Premiums Ceded

For the three and nine months ended September 30, 2013, premiums ceded were $2.4 million and $0.9 million, respectively. By comparison, premiums ceded for the three and nine months ended September 30, 2012 were $(30.6) million and $(24.2) million, respectively. The negative premiums ceded for the three and nine months ended September 30, 2012, were primarily due to Florida homeowners' personal lines contracts novated during those periods. During the nine months ended

September 30, 2013, we novated some of our retroceded contracts and returned the premiums ceded relating to those contracts, which offset the majority of the premiums ceded for three and nine months ended September 30, 2013.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
Frequency	$144,025	98.4%	$98,281	100.0%	$386,403	94.2%	$309,201	94.2%
Severity	2,351	1.6	—	—	23,599	5.8	18,893	5.8
Total	$146,376	100.0%	$98,281	100.0%	$410,002	100.0%	$328,094	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
Frequency	$156,724	95.6%	$111,886	96.0%	$392,527	96.6%	$333,931	95.9%
Severity	7,167	4.4	4,671	4.0	13,835	3.4	14,228	4.1
Total	$163,891	100.0%	$116,557	100.0%	$406,362	100.0%	$348,159	100.0%

Premiums relating to quota share contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended September 30, 2013, the frequency premiums earned increased by $44.8 million, or 40.1%, primarily as a result of our non-standard automobile contracts (motor liability and motor physical damage), which increased net premiums earned by $51.9 million. The increase was partially offset by a decrease of $4.9 million in commercial motor premiums earned as all commercial motor coverages were canceled during 2012. For the three months ended September 30, 2013, our personal lines premiums earned increased by $2.6 million primarily as a result of a new Florida homeowners' contract bound during the second quarter of 2013. For the three months ended September 30, 2013, our premiums earned for workers' compensation and general liability lines decreased by $1.8 million and $5.9 million, respectively, primarily due to a multi-line contract commuted during 2013.

For the nine months ended September 30, 2013, the frequency premiums earned increased by $58.6 million, or 17.5%, primarily as a result of our non-standard automobile contracts (motor liability and motor physical damage) which increased net premiums earned by $86.1 million. The increase was partially offset by a decrease of $16.1 million in commercial motor premiums earned as all commercial motor coverages were canceled during 2012 and a multi-line contract that was commuted during 2013. For the nine months ended September 30, 2013, our personal line's premiums earned increased by $8.9 million primarily as a result of a new Florida homeowners' contract bound during the second quarter of 2013. For the nine months ended September 30, 2013, our premiums earned for the general liability line decreased by $14.4 million primarily due to contracts we canceled and the multi-line contract which we commuted during 2013. In addition, the financial line's premiums earned decreased by $3.1 million due to the commutation of a surety and trade credit contract during 2012.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended September 30, 2013, severity net premiums earned increased by $2.5 million, or 53.4%, primarily as a result of new severity contracts entered into during 2013, partially offset by severity contracts which expired at the end of 2012 without being renewed.

For the nine months ended September 30, 2013, severity net premiums earned decreased by $0.4 million, or 2.8%, compared to the same period in 2012. The decrease was primarily due to the reversal of $2.9 million of reinstatement premiums earned in conjunction with the elimination of loss reserves relating to super-storm Sandy. The new severity contracts contributed

$9.6 million in earned premiums, which was partially offset by reductions in earned premiums from expired contracts and contracts renewed at lower risk exposure levels.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
Frequency	$93,194	98.8%	$119,902	94.7%	$247,474	103.6%	$269,792	97.3%
Severity	1,172	1.2	6,722	5.3	(8,485)	(3.6)	7,476	2.7
Total	$94,366	100.0%	$126,624	100.0%	$238,989	100.0%	$277,268	100.0%

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
For the three months ended September 30, 2013, the total losses incurred on frequency contracts decreased by $26.7 million, or 22.3%, partially due to the elimination of loss reserves on contracts commuted during 2013, and partially a function of the comparative prior year period's losses which included adverse loss development recorded during the third quarter of 2012 relating to commercial motor liability contracts. The decrease was partially offset by the increase in earned premiums for the three months ended September 30, 2013 compared to the same period in 2012.
For the nine months ended September 30, 2013, the total losses incurred on frequency contracts decreased by $22.3 million, or 8.3%, mainly due to the same reasons discussed above, and partially offset by the increase in earned premiums for the nine months ended September 30, 2013 compared to the same period in 2012.
Losses incurred as a percentage of premiums earned (i.e. referred to as the loss ratio) fluctuates based on the mix of business, and the favorable or adverse loss development on our larger contracts. For the three months ended September 30, 2013 and 2012, the loss ratios for our frequency business were 59.5% and 107.2%, respectively. The decrease in loss ratio was primarily attributable to the motor liability and personal lines. Favorable loss development during the three months ended September 30, 2013 relating to commercial automobile contracts contributed to the decrease in loss ratio. By comparison, the loss ratio for the comparative period in 2012 was significantly higher due to the increase in loss reserves recorded during the third quarter of 2012 relating to adverse loss development on commercial motor liability contracts. Personal lines loss ratios were lower during the three months ended September 30, 2013 due to a significant decrease in sinkhole claims on our Florida homeowners' business compared to the same period in 2012. The decrease in loss ratio was partially offset by an increase in general liability and health lines' loss ratios due to adverse loss development experienced in those lines.
For the nine months ended September 30, 2013 and 2012, the loss ratios for our frequency business were 63.0% and 80.8%, respectively. The decrease in loss ratio was primarily attributable to commercial motor liability business. The loss ratio for the nine months ended September 30, 2013 was positively impacted by the commercial automobile contracts, currently in run-off, which reported favorable loss development, whereas during the comparative period in 2012, adverse loss development on commercial automobile contracts had contributed to a higher loss ratio. Lower loss ratios for personal lines, non-standard automobile business, and health lines also contributed to the decrease in loss ratio for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was partially offset by adverse development on general liability contracts currently in run-off.
For the three months ended September 30, 2013 and 2012, the overall loss ratios for our severity business were 16.4% and 143.9%, respectively. The decrease in the severity loss ratio was due to no major catastrophe losses occurring during the period, whereas the loss ratio for the third quarter of 2012 included adverse loss development on claims relating to the 2010 New Zealand earthquake. Losses incurred on severity contracts for the current quarter relate primarily to non-catastrophe IBNR reserves recorded on the new severity contracts entered into during 2013.
For the nine months ended September 30, 2013 and 2012, the loss ratios for our severity business were (61.3)% and 52.5%, respectively. During the nine months ended September 30, 2013 loss reserves of $15.0 million relating to super-storm Sandy were reversed which resulted in negative losses incurred and a negative loss ratio for the nine months ended September 30,

2013. The loss from super-storm Sandy was previously reserved at the full limit of the excess of loss contract. However, during the first quarter of 2013, we received additional information from our client that indicated that the losses would not exceed the threshold of the layer of coverage provided under our contract. Excluding the effect of the loss reserve reversal, the severity loss ratio for the nine months ended September 30, 2013 was 38.9% compared to 52.5% for the same period in 2012. The 2013 loss ratio included a $4.0 million increase in loss reserves on a casualty clash contract based on updated information from the client indicating higher estimated ground up losses which in turn would increase the losses in the layer covered by us. By comparison the 2012 loss ratio included $9.0 million of loss reserves relating to the 2010 New Zealand earthquake. To a lesser extent, the severity loss ratio for the nine months ended September 30, 2013 included attritional loss reserves recorded on new severity contracts entered into during 2013.

Losses incurred can be further broken down into losses paid (recovered) and changes in loss and loss adjustment expense reserves as follows:

	Three months ended September 30
		2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$72,129	$(2,410)	$69,719	$67,056	$2,175	$69,231
Change in loss and loss adjustment expense reserves	22,507	2,140	24,647	54,488	2,905	57,393
Total	$94,636	$(270)	$94,366	$121,544	$5,080	$126,624

	Nine months ended September 30
		2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$259,281	$(5,995)	$253,286	$180,217	$(6,487)	$173,730
Change in loss and loss adjustment expense reserves	(30,753)	16,456	(14,297)	107,988	(4,450)	103,538
Total	$228,528	$10,461	$238,989	$288,205	$(10,937)	$277,268

For the nine months ended September 30, 2013, our net losses incurred on prior period contracts decreased by $4.1 million, which primarily related to the following:

●
$17.7 million of adverse loss development, net of retrocesssion recoveries, relating to general liability business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information;

●
Elimination of $15.0 million of reserves relating to super-storm Sandy based on additional information received from our client which indicated that the losses would not exceed the threshold of coverage provided under our contract. As a result of the reversal of loss reserves, we also reversed reinstatement premiums of $2.6 million;

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

●
$4.2 million favorable loss development relating to non-standard automobile business, primarily as a result of final settlement of losses upon commutation of a contract at an amount lower than originally reserved. To a lesser extent the favorable loss development was a result of better than expected loss development noted on other non-standard automobile contracts after a detailed review of existing claims data received from the clients, audits of claim files and actuarial analysis based on all available information. However, because these contracts included sliding scale ceding commission rates, the decrease in loss reserves was offset by a $3.4 million increase in ceding commissions recorded as acquisition costs; and

●
$3.9 million of favorable loss development, relating to commercial automobile business due to better than expected loss development on open claims and settling of claims at lower amounts than expected. Loss reserves were decreased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, our net loss reserves on prior period contracts increased by $53.8 million which primarily related to the following:

●
$18.8 million of adverse loss development on a commercial motor liability contract that had been in run off since 2010. The increase in loss reserves was based on updated loss data received from the third party claims adjuster and the client, as well as our quarterly analysis of the remaining open claims and the reserves required to settle and resolve all remaining claims and any new reported claims;

●
$21.9 million of adverse loss development, net of retrocesssion recoveries, relating to commercial motor liability exposures in run-off on two multi-line quota share contracts. Since these contracts were less mature than our other commercial motor liability contract, there was more uncertainty as to the ultimate losses to be paid. As a result we recorded loss reserves for the commercial motor portion of these contracts consistent with the loss ratio recorded for the more mature commercial motor contract. Loss reserves were increased on these contracts after extensive review of existing claims data, our previous experience with commercial motor liability business and actuarial analysis based on data received from third party claims handlers and the clients;

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

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	($ in thousands)				($ in thousands)
Frequency	$52,404	97.8%	$33,008	97.6%	$135,407	98.2%	$105,418	97.8%
Severity	1,160	2.2	812	2.4	2,472	1.8	2,333	2.2
Total	$53,564	100.0%	$33,820	100.0%	$137,879	100.0%	$107,751	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the three months ended September 30, 2013 and 2012, the acquisition cost ratios for frequency business were 33.4% and 29.5%, respectively. The higher acquisition costs were primarily related to higher commissions on non-standard automobile contracts that contain a sliding-scale commission structure which increases (or decreases) with loss ratio decreases (or increases). Since we commuted a contract at a lower loss ratio, the commissions were adjusted higher accordingly. To a lesser extent, the acquisition cost ratio for the personal line increased due to a new Florida homeowners' contract entered into during 2013, which is recorded at the higher end of the sliding scale commission rate due to a lower loss ratio estimate than our other personal lines contracts. For the three months ended September 30, 2013 and 2012, there were no other significant changes in the frequency acquisition cost ratio compared to the same period in 2012.

For the nine months ended September 30, 2013 and 2012, the acquisition cost ratios for frequency business were 34.5% and 31.6%, respectively. The higher acquisition cost ratio was due to higher commissions relating to non-standard automobile and Florida homeowners' contracts explained above. For the nine months ended September 30, 2013, there were no other significant changes in the frequency acquisition cost ratio compared to the same period in 2012.

For the three months ended September 30, 2013 and 2012, the acquisition cost ratios for severity business were 16.2% and 17.4%, respectively. The decrease related to a surety contract canceled at the end of 2012 which had a higher commission rate than our other severity contracts, partially offset by acquisition costs on new severity contracts written during 2013.

The acquisition cost ratios for severity business were 17.9% and 16.4% for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, the severity acquisition cost ratio appears higher due to the reversal of reinstatement earned premiums of $2.9 million during the period as discussed earlier (see Net Premiums Earned). Excluding the reinstatement premiums, the severity acquisition cost ratio was 15.0%.

Overall, our total acquisition cost ratios were 33.9% and 30.9% for the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Internal expenses	$4,316	$2,922	$14,151	$9,799
Corporate expenses	2,769	1,715	2,637	3,820
General and administrative expenses	$7,085	$4,637	$16,788	$13,619

For the three and nine months ended September 30, 2013, the increases in internal expenses were primarily related to increased personnel costs due to higher accruals for underwriting related bonuses as well as an increased head-count from the comparative periods.

Corporate expenses include those expenses directly related to being a publicly listed entity and certain non-core operating expenses as well as non-investment related foreign exchange gains and losses. For the three and nine months ended September 30, 2013, corporate expenses included non-investment related foreign exchange losses of $2.1 million and $0.2 million, respectively (2012: $0.7 million and $0.8 million, respectively).

For the three months ended September 30, 2013 and 2012, general and administrative expenses included $1.1 million and $1.0 million, respectively, for the expensing of the fair value of stock options and restricted stock and RSUs granted to employees and directors. General and administrative expenses for the nine months ended September 30, 2013 and 2012 include $2.7 million and $2.8 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Realized gains	$25,292	$24,055	$117,271	$18,542
Change in unrealized gains	50,225	106,026	69,660	168,584
Investment related foreign exchange gains (losses)	(3,692)	(989)	15,205	218
Interest, dividend and other income	6,037	5,437	17,677	14,101
Interest, dividend and other expenses	(11,890)	(10,076)	(37,756)	(26,152)
Investment advisor compensation	(16,524)	(28,003)	(47,223)	(44,132)
Net investment income (loss)	$49,448	$96,450	$134,834	$131,161

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the three months ended September 30, 2013, investment income, net of fees and expenses, resulted in a gain of 4.0% on our investments managed by DME Advisors, compared to a gain of 8.8% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, investment income, net of fees and expenses, resulted in a gain of 12.2% on our investments managed by DME Advisors, compared to a gain of 12.1% reported for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, included in the above table under interest, dividend and other expenses, was an impairment charge of $6.0 million related to a note receivable that was previously placed on non-accrual status, based on continued uncertainty surrounding the borrower's ability to repay the entire outstanding balance of the note on the maturity date.

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

For the three months ended September 30, 2013 and 2012, the gross investment return on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 5.4%, and 10.9%, respectively. For the nine months ended September 30, 2013 and 2012, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were 15.3% and 15.1%. These were comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Long portfolio gains (losses)	14.6%	13.1%	28.0%	19.0%
Short portfolio gains (losses)	(7.4)	(0.7)	(12.3)	0.8
Macro gains (losses)	(1.4)	(1.1)	1.0	(3.5)
Other income and expenses	(0.4)	(0.4)	(1.4)	(1.2)
Gross investment return	5.4%	10.9%	15.3%	15.1%

For the three and nine months ended September 30, 2013, included in investment advisor compensation was $4.6 million and $13.4 million, respectively (2012: $4.2 million and $12.5 million, respectively) relating to management fees paid to DME Advisors and $11.9 million and $33.8 million, respectively (2012: $23.8 million and $31.6 million, respectively) relating to performance allocation in accordance with the advisory agreement with DME Advisors.

Our investment advisor, DME Advisors, and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last business day of the month of the relevant posting, as well as information on our long and short exposures. Although DME Advisors discloses all investment positions to us, it may choose not to disclose certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest long positions and exposure information as disclosed by DME Advisors or its affiliates to their other clients.

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

As of September 30, 2013, a deferred tax asset, resulting solely from the temporary differences in timing of recognition of expenses for tax purposes, of $0.05 million (December 31, 2012: $0.1 million) was included in other assets on the condensed consolidated balance sheets. As of September 30, 2013, an accrual for current taxes payable of $0.8 million (December 31, 2012: $0.3 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Nine months ended September 30			Nine months ended September 30
		2013			2012
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	63.0%	(61.3)%	58.8%	80.8%	52.5%	79.6%
Acquisition cost ratio	34.5%	17.9%	33.9%	31.6%	16.4%	30.9%
Composite ratio	97.5%	(43.4)%	92.7%	112.4%	68.9%	110.5%
Internal expense ratio			3.5%			2.8%
Corporate expense ratio			0.6%			1.1%
Combined ratio			96.8%			114.4%

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

The combined ratio is the sum of the composite ratio, the internal expense ratio and the corporate expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take net investment income or loss into account. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of September 30, 2013, were $1,235.5 million, compared to $1,200.7 million as of December 31, 2012, an increase of $34.8 million, or 2.9%, primarily as a result of increase in financial contracts receivable (see below). The increase was partially offset by the disposal of a portion of our long equities and, to a lesser extent, the decrease in commodities during the nine months ended September 30, 2013. The decrease in commodities was due to a decline in the price of gold combined with the disposal of a portion of our physical gold holdings. As of September 30, 2013, our exposure to long investments increased to 106.0%, compared to 102.5% as of December 31, 2012, while our exposure to short investments increased to 71.0%, compared to 64.0% as of December 31, 2012. This exposure analysis is conducted on a delta-adjusted basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

Financial contracts receivable as of September 30, 2013 increased by $62.8 million, or 276.2%, compared to December 31, 2012, primarily due to total return equity swaps entered into during the nine months ended September 30, 2013. Financial contracts payable decreased by $1.7 million, or 8.5%, primarily due to put options disposed during the nine months ended September 30, 2013.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of September 30, 2013, we had borrowed $3.8 million (December 31, 2012: $73.7 million) from our prime brokers in order to purchase investment securities. In accordance with our investment guidelines, DME Advisors is allowed to use up to 15% net margin leverage for extended periods of time and up to 30% net margin leverage for periods of less than 30 days.

The amounts borrowed from prime brokers for investing decreased during the nine months ended September 30, 2013 as we disposed of some long equity securities and a portion of our physical gold holdings. Additionally, as of September 30, 2013, we had borrowed $235.2 million (December 31, 2012: $252.7 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers. The decrease in collateral pledged for letters of credit was due to a reinsurance contract commuted during the second quarter of 2013.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2013, 84.7% (December 31, 2012: 85.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 13.2% (December 31, 2012: 12.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.1% (December 31, 2012: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback they receive from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2013, $216.5 million (December 31, 2012: $258.5 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $213.8 million (December 31, 2012: $254.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $2.7 million (December 31, 2012: $3.6 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the three and nine months ended September 30, 2013, $4.9 million, of securities were transferred from Level 3 to Level 2 classification because these securities began actively trading on a listed exchange during the third quarter of 2013. However due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock up period expires. During the nine months ended September 30, 2013, $19.6 million of securities were transferred from Level 3 to Level 1 classification as these securities began actively trading on a listed exchange without any restrictions. During the nine months ended September 30, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up periods on certain securities expired and a discount factor was no longer applied in determining the fair value of the securities. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements. No other transfers into or out of Level 3 took place during the three and nine months ended September 30, 2013. Transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2012 are disclosed in Note 3 of the accompanying condensed consolidated financial statements.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of September 30, 2013, our securities sold, not yet purchased increased by $156.7 million, or 17.3%, to $1,065.1 million from $908.4 million at December 31, 2012, as we increased the number and size of short equity positions. Our short exposure increased from 64% to 71% primarily due to the addition of new short positions during the period. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on short sale may be caused by one or more of the following factors:

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

As of September 30, 2013, the restricted cash included $1,065.1 million relating to collateral for securities sold, not yet purchased, compared to $910.0 million as of December 31, 2012. Overall our restricted cash increased by $109.8 million, or 9.1%, from $1,206.8 million to $1,316.6 million, primarily as a result of needing more collateral to support the overall increase in securities sold, not yet purchased. The cash collateral held by derivative counterparties decreased by $27.8 million to $16.3 million during the nine months ended September 30, 2013 as a result of an increase in fair values of equity swaps which in turn resulted in a reduction in the amount of collateral required by the counterparties.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	September 30, 2013			December 31, 2012
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$120,731	$164,685	$285,416	$124,927	$182,536	$307,463
Severity	15,728	24,508	40,236	15,747	33,260	49,007
Total	$136,459	$189,193	$325,652	$140,674	$215,796	$356,470

The frequency loss reserves decreased by $22.0 million, or 7.2%, principally due to the reversal of loss reserves on contracts novated and commuted during 2013, partially offset by the increase in loss reserves relating to the general liability contracts in run-off due to adverse loss development. The decrease in severity loss reserves was principally due to the reversal of loss reserves relating to super-storm Sandy, partially offset by attritional loss reserves relating to the new severity contracts entered into during 2013. For most of our contracts written as of September 30, 2013, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of October 1, 2013, our maximum aggregate loss exposure to any series of natural peril events was $149.8 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States (1)	$110,774	$149,784
Europe	36,950	36,950
Japan	36,950	36,950
Rest of the world	74,470	74,470
Maximum Aggregate	110,774	149,784
(1) Includes the Caribbean

Loss and Loss Expenses Recoverable

For the nine months ended September 30, 2013, loss and loss expenses recoverable decreased by $16.5 million, or 47.8%, principally resulting from the novation of certain retrocession contracts during the period.

 Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased by $140.2 million to $1,000.6 million as of September 30, 2013, compared to $860.4 million as of December 31, 2012. Retained earnings increased due to net income of $141.8 million reported for the nine months ended September 30, 2013, while the non-controlling interest decreased by $4.7 million primarily due to withdrawal of funds by DME Advisors from the joint venture during the nine months ended September 30, 2013. The increase in additional paid-in capital of $3.1 million related to stock based compensation for the nine months ended September 30, 2013.

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

As of September 30, 2013, Greenlight Re was rated "A (Excellent)" with a stable outlook by A.M. Best, while GRIL was rated "A- (Excellent)" with a stable outlook. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2013, approximately 88% of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of September 30, 2013, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2013 and 2012, the net cash used in operating activities was $56.8 million and $34.7 million, respectively. Included in the net cash used in operating activities were investment related expenses (such as investment advisor compensation, and net interest and dividend expenses) of $67.3 million and $56.2 million for the nine months ended September 30, 2013 and 2012, respectively. Subtracting the investment related expenses from the net cash used in our operating activities results in net cash primarily provided by our underwriting activities which was $10.6 million and $21.5 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash from underwriting activities was primarily a result of approximately $37.1 million paid during second quarter of 2013 for commuting a reinsurance contract, and was partially offset by increase in premiums collected net of acquisition costs and claim payment. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

We generated $118.0 million from investing activities for the nine months ended September 30, 2013, mainly from the net sale of investments, partially offset by decrease in funds borrowed from prime brokers as we reduced our margin leverage. There were no significant cash flows related to financing activities during the nine months ended September 30, 2013.

As of September 30, 2013, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of September 30, 2013, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2013, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of September 30, 2013, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premium unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2013, we had four letter of credit facilities with an aggregate capacity of $760.0 million (December 31, 2012: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of September 30, 2013, an aggregate amount of $377.3 million (December 31, 2012: $416.5 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At September 30, 2013, total equity securities and cash and cash equivalents with a fair value in the aggregate of $418.7 million (December 31, 2012: $441.7 million) were pledged as security against the letters of credit issued. The decrease in letters of credit issued and the corresponding decrease in collateral pledged as security was a result of commutation of a contract during the second quarter of 2013.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2013.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2013.

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2013, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2014 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the nine months ended September 30, 2013.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of September 30, 2013, there were 962,181 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2013 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$556	$1,078	$814	$—	$2,448
Specialist service agreement	800	675	—	—	1,475
Private equity and limited partnerships (2)	9,890	—	—	—	9,890
Loss and loss adjustment expense reserves (3)	157,880	77,831	84,239	5,702	325,652
	$169,126	$79,584	$85,053	$5,702	$339,465
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of September 30, 2013, we had made total commitments of $38.2 million in private investments of which we had invested $28.3 million, and our remaining commitments to these investments total $9.9 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 30, 2013, $1,065.1 million of securities sold, not yet purchased, were secured by $1,065.1 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

On January 1, 2008, we entered into an Advisory Agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. The Advisory Agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. The original term of the Advisory Agreement was August 31, 2010 through December 31, 2013, which automatically renewed for another three years through December 31, 2016. The agreement renews for further three-year terms unless, 90 days prior to the end of the then current term, either DME Advisors terminates the agreement or any participant notifies DME Advisors of its desire to withdraw from the agreement. Pursuant to the Advisory Agreement, we pay a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and performance allocation of 20% on the net investment income of the Company’s share of assets managed by DME Advisors subject to a loss carry forward provision. The loss carry forward provision allows DME Advisors to earn reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate loss is earned. DME Advisors is not entitled to earn performance allocation in a year in which the investment portfolio incurs a loss. For the nine months ended September 30, 2013, $33.8 million of performance allocation was calculated at the 20% rate and included in net investment income.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    political risk.

Equity Price Risk

As of September 30, 2013, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2013, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $40.9 million, or 3.1%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2013, we had loss reserves reported in foreign currencies of £15.4 million. As of September 30, 2013, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $2.5 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $2.5 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2013, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2013:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Australian Dollar	$7,004	0.6%	$(3,634)	(0.3)%
Brazilian Real	2,334	0.2	(2,334)	(0.2)
British Pound	(3,104)	(0.2)	3,104	0.2
Chinese Yuan	28,779	2.2	(2,421)	(0.2)
Euro	5,997	0.4	(5,997)	(0.4)
Japanese Yen	24,934	1.9	(14,174)	(1.1)
Other	366	—	(366)	—
Total	$66,310	5.1%	$(25,822)	(2.0)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$13,282	1.02%	$(14,526)	(1.12)%
Credit default swaps	(87)	(0.01)	87	0.01
Interest rate options	444	0.03	(28)	—
Net exposure to interest rate risk	$13,639	1.04%	$(14,467)	(1.11)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of September 30, 2013, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2013, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2014 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. As of September 30, 2013, 2.0 million Class A ordinary shares remained authorized for repurchase under the plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the nine months ended September 30, 2013.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Amendment to Exhibit A-1, effective July 24, 2013, of the Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP., (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 29, 2013)

12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
October 30, 2013

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
October 30, 2013