Form 10-K
period 2013-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2014-02-18
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2013 was $718,464,935 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	30,799,607
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	Outstanding as of February 14, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2014 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 30, 2014 are incorporated by reference in Part III of this annual report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ (refer to Part I, Item 1A) and include but are not limited to:

●	Our results will likely fluctuate from period to period and may not be indicative of our long-term prospects;

●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;

●	The property and casualty reinsurance market may be affected by cyclical trends;

●	The effect of emerging claim and coverage issues on our business is uncertain;

●	Rating agencies may downgrade or withdraw either of our ratings;

●	We depend on DME Advisors, LP ("DME Advisors"), to implement our investment strategy;

●	Loss of key executives could adversely impact our ability to implement our business strategy; and

●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

Company Overview

Greenlight Capital Re is a holding company that was incorporated in July 2004 under the laws of the Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s Class A ordinary shares and Class B ordinary shares, or, collectively, the ordinary shares. On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, as well as an additional $50.0 million from a private placement of Class B ordinary shares.

We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us. We conduct our reinsurance operations through two licensed and regulated entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses on the European market and serves clients located in Europe. Our goal is to build long-term shareholder value utilizing our customer centric approach to underwriting. We selectively offer customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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

Description of Business

 Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority to write property and casualty reinsurance business as well as long term business (e.g., life insurance, long term disability, long term care, etc.); however, to date we have not written any long term business. GRIL is licensed and regulated by the Central Bank of Ireland to write property and casualty reinsurance business. Currently, we manage our business on the basis of one operating segment: property and casualty reinsurance. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

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

●
we implement a "cradle to grave" service philosophy where the same deal team underwrites and services each reinsurance contract rather than separating underwriting and servicing duties among many employees; and

●
we compensate our management with a cash bonus structure largely dependent on our underwriting results over a multi-year period rather than on premium volume or underwriting results in any given financial accounting period.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with DME Advisors LLC ("DME"). Our investment advisor, DME Advisors, is compensated with a fixed annual fee based on assets under management and the joint venture participant, DME, is compensated on the positive performance of our portfolio. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors and DME are both controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2016, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

Frequency business is characterized as contracts containing a potentially large number of smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer's financial strength, service and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. We also expect that over time the profit margins and return on equity of our frequency business will be lower than those of our severity business.

Severity business is typically characterized as contracts with the potential for significant losses emanating from one event or multiple events. Clients generally buy this protection to reduce volatility from their balance sheets, and accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than our frequency business.

Link to Table of Contents

While we intend to continue to add to, and diversify, our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where capacity and alternatives are underserved or constrained;

●	seek clients with appropriate expertise in their line of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with favorable returns on capital over the life of the contract; and

●	strengthen and expand relationships with existing clients.

The following table sets forth our gross premiums written by line of business:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Property
Aviation	$168	—%	$—	—%	$—	—%
Commercial lines	9,999	1.9	15,110	3.5	10,019	2.5
Energy	659	0.1	—	—	—	—
Motor physical damage	57,952	10.8	60,262	14.1	7,026	1.8
Personal lines	145,807	27.2	81,662	19.1	158,482	39.9
Total Property	214,585	40.0	157,034	36.7	175,527	44.2
Casualty
General liability (1)	(815)	(0.2)	22,462	5.3	34,379	8.6
Marine liability	1,956	0.4	2,240	0.5	360	0.1
Motor liability	253,698	47.4	178,204	41.7	86,937	21.9
Professional liability	29,901	5.6	17,301	4.0	20,631	5.2
Total Casualty	284,740	53.2	220,207	51.5	142,307	35.8
Specialty
Financial (1)	3,498	0.7	(256)	(0.1)	12,364	3.1
Health	37,094	6.9	33,874	7.9	38,640	9.7
Workers’ compensation (1)	(4,215)	(0.8)	16,985	4.0	28,821	7.2
Total Specialty	36,377	6.8	50,603	11.8	79,825	20.0
	$535,702	100.0%	$427,844	100.0%	$397,659	100.0%

(1)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Link to Table of Contents

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
U.S.	$497,044	92.8%	$399,082	93.3%	$353,999	89.0%
Worldwide (1)	9,821	1.8	11,134	2.6	22,595	5.7
Caribbean (2)	(95)	—	328	0.1	300	0.1
Europe	28,932	5.4	17,300	4.0	20,765	5.2
	$535,702	100.0%	$427,844	100.0%	$397,659	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

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

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

●	customized solutions that address the specific business needs of our clients;
●	rapid and substantive responses to proposal and pricing quote requests;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

Link to Table of Contents

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Largest broker	$282,337	52.7%	$242,665	56.7%	$139,251	35.0%
2nd largest broker	119,117	22.2	63,044	14.7	107,641	27.1
3rd largest broker	—	—	48,497	11.3	50,985	12.8
4th largest broker	—	—	—	—	49,398	12.4
	$401,454	74.9%	$354,206	82.7%	$347,275	87.3%

We believe that by maintaining close relationships with brokers, we are able to obtain access to a range of potential clients that meet our criteria. We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are received, reviewed and approved in our executive offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations”. In addition, we may assume a degree of credit risk of our reinsurance brokers. See ‘‘Item 1A. Risk Factors — Risks Related to Our Business — The involvement of reinsurance brokers subjects us to their credit risk.’’

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

Team Approach

Each transaction typically is assigned to a deal team comprised of at least an underwriter and an actuary to evaluate underwriting, structuring and pricing. Prior to committing capital to any transaction, the deal team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff, including underwriting, actuarial, risk management and finance. This group is provided an opportunity to critically evaluate the proposed transaction. Additionally, our Chief Executive Officer or Chief Underwriting Officer must agree that the transaction meets our underwriting guidelines before we submit a firm proposal. Our Chief Executive Officer and Chief Underwriting Officer maintain the exclusive ultimate authority to bind contracts.

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

Alignment of Company and Client’s Interests

We seek to ensure each contract we underwrite aligns our interests with our client’s interests. Specifically, depending upon the opportunity we may seek to:

●	pay our clients a commission based upon a predetermined percentage of the profit we realize on the business, which we refer to as a profit commission;
●	provide that the client pays a predetermined amount of all losses before our reinsurance policy incurs a loss payment, which we refer to as self-insured retentions;
●	provide that the client pays a predetermined proportion of all losses above a predetermined amount, which we refer to as co-participation; and/or
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

Integrated Underwriting Operations

We implement a ‘‘cradle to grave’’ service philosophy where the same deal team underwrites and services each reinsurance contract. We believe this method enables us to best understand the risks and likelihood of loss for any particular contract and to provide superior client service.

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

Underwriting Authorities

We use actuarial models that we produce and apply our underwriting guidelines to analyze each reinsurance opportunity before we commit capital. The Underwriting Committee of our Board of Directors, which we refer to as the Underwriting Committee, sets parameters for zonal and aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. Our approach to risk

Link to Table of Contents

control imposes an absolute loss limit on our natural catastrophic exposures rather than an estimate of probable maximum losses, and we have also established zonal and aggregate limits. We manage all non-catastrophic exposures and other risks by analyzing our maximum loss potential on a contract-by-contract basis. The maximum underwriting authorities, as set by our Underwriting Committee, may be amended from time to time, including as and when our capital base changes.

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

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of "A− (Excellent)" from A.M. Best Company, Inc., or "A.M. Best", or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, letters of credit or other collateral in the form of guarantees. As of December 31, 2013, the aggregate amount due from reinsurers from retrocessional coverages represents 5.1% (2012: 9.7%) of our gross outstanding loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2013 and 2012, no provision for uncollectible losses recoverable was considered necessary.

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

Claims Management

We implement a ‘‘cradle to grave’’ service philosophy where the same deal team underwrites and services each reinsurance contract.

Our claims management process begins upon receipt of claims submissions from our clients, which the underwriter reviews for authorization prior to entry and settlement. Additionally, our in-house claims manager is responsible for overseeing the review of claims and providing approval for complex or large claim settlements. We believe this ensures that we pay claims consistently with the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from our executive officers.

Where necessary, we conduct or contract for on-site claims audits at cedents and third party claims handlers, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we evaluate and monitor ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

Link to Table of Contents

Reserves

Our reserving philosophy is to reserve to our best estimates of the actual results of the risks underwritten. Our actuaries and underwriters provide reserving estimates on a quarterly basis calculated to meet our estimated future obligations. We reserve on a transaction by transaction basis. We engage independent external actuaries who review and provide an opinion on these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount we establish as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may also include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

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

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2013, we had letter of credit facilities with an aggregate capacity of $760.0 million (2012: $760.0 million). As of December 31, 2013, we had issued letters of credit totaling $379.1 million (2012: $416.5 million) to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd. and Transatlantic Reinsurance Company, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

While we have a limited operating history compared to most of our competitors, we believe that our approach to underwriting allows us to be successful in underwriting transactions against more established competitors.

Ratings

Currently, our reinsurance subsidiaries, Greenlight Re and GRIL are rated "A (Excellent)" with a stable outlook, and "A- (Excellent)" with a stable outlook, respectively, by A.M. Best. “A (Excellent)” and "A- (Excellent)" ratings from A.M. Best are the third and fourth highest of 15 ratings, respectively. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries' financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of either of our A.M. Best ratings would significantly and negatively affect our ability to implement our business strategy successfully.”

Link to Table of Contents

Regulations

Cayman Islands Insurance Regulation

The legislative framework for the carrying on of insurance and reinsurance business in and from within the Cayman Islands is provided by The Insurance Law, 2010 and underlying regulations thereto (or, the "Law") which was brought into force in the Cayman Islands with effect from November 1, 2012.

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

•	to submit to CIMA an annual return in the prescribed form together with:

1.	financial statements prepared in accordance with any internationally recognized accounting standards, audited by an independent auditor approved by CIMA;

2.	an actuarial valuation of Greenlight Re's assets and liabilities, certified by an actuary approved by CIMA;

3.	certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;

4.	confirmation that the information contained in Greenlight Re's license application, as modified by any subsequent changes, remains correct; and

5.	such other information as may be prescribed by CIMA; and

•	to pay an annual license fee.

It is the duty of CIMA:

●	to maintain a general review of insurance practices in the Cayman Islands;

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

Link to Table of Contents

conviction on indictment to a fine of 500,000 Cayman Islands dollars (which is approximately US$600,000) or to imprisonment for a term of five years or to both and to an additional 10,000 Cayman Islands dollars (which is approximately US$12,000) for every day after conviction that the breach continues.

Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law or has otherwise behaved in such a manner so as to cause CIMA to call into question the licensee’s fitness, CIMA may take one of a number of steps, including requiring the licensee to take steps to rectify the matter, suspending the license of the licensee, revoking the license, imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person to advise the licensee on the proper conduct of its affairs and to report to CIMA thereon, at the expense of the licensee, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as CIMA considers necessary. To date, we have not been subject to any such actions from CIMA.

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 (“Irish Regulations”). GRIL is required to comply at all times with the Irish Regulations and with any existing and future conditions imposed on it by the Central Bank of Ireland (“CBI”).  In addition, GRIL is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2011, regulations promulgated thereunder, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2013 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with rules including admissibility and diversification rules. Statutory reserves must be actuarially certified annually.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the president of Greenlight Capital, Inc. Effective January 1, 2014 we entered into a second amended and restated agreement (the “venture agreement”), wherein the Company, Greenlight Re, GRIL, and DME have agreed to create a joint venture for the purposes of managing certain jointly held assets. The venture agreement, which replaces the previous agreement dated August 31, 2010, expires on December 31, 2016 and will renew automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement. Simultaneously with the venture agreement, we entered into an investment advisory agreement (the "advisory agreement") with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture under the venture agreement. The advisory agreement term period mirrors that of the venture agreement.

Pursuant to the venture agreement and the advisory agreement, DME Advisors has the exclusive right to manage substantially all of our investable assets, subject to the investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL, for so long as the venture agreement is in effect. DME Advisors receives a monthly management fee based on an annual rate of 1.5% of the capital account balance of each participant. In addition, DME receives a performance allocation based on the positive performance change in such participant’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a participant's capital account (other than DME) incurs a loss, until all the losses are recouped

Link to Table of Contents

and an additional amount equal to 150% of the loss is earned. DME is not entitled to a performance allocation in a year in which the investment portfolio incurs a loss.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but the advisory agreement does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account, or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro-rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners, which we collectively refer to as the Greenlight Funds.

We have agreed to use commercially reasonable efforts to cause all of our current and future subsidiaries to enter into substantially similar venture agreements, provided that any such agreement shall be terminable on the same date that the venture agreement is terminable.

We have agreed to release DME and DME Advisors and their affiliates from, and to indemnify and hold them harmless against, any liability arising out of the venture agreement and the advisory agreement, subject to certain exceptions. Furthermore, DME and DME Advisors and their affiliates have agreed to indemnify us against any liability incurred in connection with certain actions.

Greenlight Re or GRIL may also withdraw as a participant under the venture agreement prior to the expiration of its term at any time only ‘‘for cause,’’ which the venture agreement defines as:

●	a material violation of applicable law relating to DME's or DME Advisors’ advisory business;

●	DME's or DME Advisors' gross negligence, willful misconduct or reckless disregard of any of DME's obligations under the venture agreement or DME Advisors' obligations under the advisory agreement;

●	a material breach by DME or DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or

●	a material breach by DME or DME Advisors of its obligations to return and deliver assets as we may request.

In addition, GRIL may withdraw as a participant under the venture agreement prior to the expiration of its term due to unsatisfactory long term performance of DME or DME Advisors, as determined solely by the Board of Directors of GRIL on each anniversary date of the venture agreement.

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying public or private corporate equities and current-pay debt instruments, selling securities

Link to Table of Contents

short and investing in trade claims, debt instruments of distressed issuers, sovereign debt, arbitrages, bank loan participations, derivatives (including options, warrants, swaps and futures), commodities, currencies, leases, break-ups, consolidations, reorganizations and limited partnerships. As of December 31, 2013, DME Advisors was in compliance with our investment guidelines.

Investment Guidelines

The investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL, which may be amended or modified from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders.

As of the date hereof, the investment guidelines for Greenlight Re currently state:

●
Composition of Investments: At least 80% of the assets in the investment portfolio will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development, (the "OECD"), high income countries, cash, cash equivalents and gold. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

●
Concentration of Investments: Other than cash, cash equivalents and United States government obligations and gold, no single investment in the investment portfolio will constitute more than 20% of the portfolio.

●
Liquidity: Assets will be invested in such fashion that Greenlight Re has a reasonable expectation that it can meet any of its liabilities as they become due. Greenlight Re will review with the investment advisor the liquidity of the portfolio on a periodic basis.

●
Monitoring: Greenlight Re will require the investment advisor to re-evaluate each position in the investment portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on the investment portfolio to Greenlight Re as Greenlight Re may reasonably determine.

●
Leverage: The investment portfolio may not employ greater than 15% indebtedness for borrowed money, including net margin balances, for extended time periods. The investment advisor may use, in the normal course of business, up to 30% indebtedness for periods of less than 30 days.

The investment guidelines for GRIL are identical to Greenlight Re's except for concentration of investments and leverage, which for GRIL are as follows:

●
Concentration of Investments: Other than cash, cash equivalents and United States government obligations, (1) no single investment in the investment portfolio will constitute more than 10% of the portfolio, (2) the 10 largest investments shall not constitute greater than 50% of the total investment portfolio, and (3) the investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies (or their subsidiaries).

●
Leverage: The investment portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. The investment advisor may use, in the normal course of business, an aggregate of up to 20% net margin leverage for periods of less than 30 days.

Link to Table of Contents

Investment Results

Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements:

	December 31
	2013		2012
	($ in thousands)
Debt instruments	$4,312	0.3%	$1,763	0.1%
Equities – listed	1,256,577	83.8	1,004,566	81.0
Exchange traded funds	25,579	1.7	38,149	3.1
Commodities	60,888	4.1	94,648	7.7
Private and unlisted equity securities	46,323	3.1	38,802	3.1
	1,393,679	93.0%	1,177,928	95.0%
Funds and cash held with brokers and swap counterparties	20,184	1.3	58,415	4.7
Financial contracts, net	85,191	5.7	3,107	0.3
Total long investments	$1,499,054	100.0%	$1,239,450	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2013		2012
	($ in thousands)
Equities – listed	$909,475	81.8%	$679,897	74.8%
Exchange traded funds	7,648	0.7%	—	—
Corporate debt – U.S.	8,368	0.8	7,708	0.9
Sovereign debt – Non U.S.	186,199	16.7	220,763	24.3
Total short investments	$1,111,690	100.0%	$908,368	100.0%

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

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors:

	December 31
	2013		2012
	Long %	Short %	Long %	Short %
Debt instruments	0.3%	(0.6)%	0.2%	(0.7)%
Equities & related derivatives	120.2	(69.2)	99.4	(63.3)
Private and unlisted equity securities	3.2	—	2.9	—
Total	123.7%	(69.8)%	102.5%	(64.0)%

Link to Table of Contents

As of December 31, 2013, our exposure to gold on a delta adjusted basis was 4.4% (2012: 11.0%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2013:

Sector	Long %	Short %	Net %
Basic Materials	2.9%	(9.9)%	(7.0)%
Consumer Cyclical	13.8	(12.6)	1.2
Consumer Non-Cyclical	3.5	(10.4)	(6.9)
Energy	10.7	(1.9)	8.8
Financial	14.2	(8.8)	5.4
Healthcare	9.7	(9.6)	0.1
Industrial	12.8	(7.3)	5.5
Technology	55.9	(9.3)	46.6
Utilities	0.2	—	0.2
Total	123.7%	(69.8)%	53.9%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2013:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	101.7%	(46.1)%	55.6%
Mid Cap Equity (≥$1 billion and <$5 billion)	17.4	(23.0)	(5.6)
Small Cap Equity (<$1 billion)	1.3	(0.1)	1.2
Debt Instruments	0.3	(0.6)	(0.3)
Other Investments	3.0	—	3.0
Total	123.7%	(69.8)%	53.9%

Investment Returns

A summary of our consolidated net investment income is as follows:

	Year ended December 31
	2013	2012	2011
	($ in thousands)
Realized gains	$141,976	$60,762	$139,760
Change in unrealized gains	154,791	67,569	(75,719)
Investment related foreign exchange gains (losses)	19,305	3,682	(6,953)
Interest and dividend income	22,265	21,131	17,528
Interest, dividend and other expenses	(47,665)	(38,545)	(30,837)
Investment advisor compensation	(72,532)	(35,658)	(20,661)
Net investment income	$218,140	$78,941	$23,118

Link to Table of Contents

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for the last five years are as follows: (1)

Quarter	2013	2012	2011	2010	2009
1st	5.8%	6.5%	(3.4)%	(1.9)%	4.6%
2nd	2.0	(3.3)	(1.9)	2.6	13.9
3rd	4.0	8.8	0.1	3.6	4.3
4th	6.6	(4.4)	7.6	6.5	6.4
Full Year	19.6%	7.1%	2.1%	11.0%	32.1%

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

Internal Risk Management

Our risk manager is responsible for the construct and review of our internal risk management function. We review our investment portfolio together with our reinsurance operations on a periodic basis to ensure that we have sufficient capital to withstand modeled losses on either or both of our investment and reinsurance portfolios. With the assistance of DME Advisors, we periodically analyze both our assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

Information Technology

Our information technology infrastructure is currently housed in our corporate offices in Grand Cayman, Cayman Islands. We have implemented backup procedures to ensure that data is backed up on a daily basis and can be restored in an appropriate time frame as needed.

We have a disaster recovery plan with respect to our information technology infrastructure that includes data and system replication between our Cayman and Dublin office locations. We believe we can access our core systems with insignificant outages and restore operation of our secondary systems in the event that our primary systems are unavailable due to a disaster or otherwise.

Employees

As of December 31, 2013, we had 30 full-time employees, 25 of whom were based in Grand Cayman, Cayman Islands and 5 based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Link to Table of Contents

Additional Information

Our website address is www.greenlightre.ky and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K and quarterly reports on Form 10-Q including XBRL instance documents, current reports on Form 8-K and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

ITEM 1A. RISK FACTORS

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Our Business

Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects.

The performance of our reinsurance operations and our investment portfolio will likely fluctuate from period to period. Fluctuations will result from a variety of factors, including:

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

Link to Table of Contents

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd. and Transatlantic Reinsurance Company as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

Further, our ability to compete may be harmed if insurance industry participants consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. If and when the insurance industry consolidates, competition for customers may become more intense, and the importance of acquiring and properly servicing each customer may become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly, and negatively, affect our business or our results of operations.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See ‘‘- Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

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

On the majority of premiums we underwrite, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Loss and Loss Adjustment Expense Reserves".

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

Link to Table of Contents

A downgrade or withdrawal of either of our A.M. Best ratings would significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has currently assigned a financial strength rating of ‘‘A (Excellent)’’ and "A- (Excellent)" for Greenlight Re and GRIL, respectively. A (Excellent) is the third highest of 15 ratings that A.M. Best issues. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries' financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;

●	if unfavorable financial or market trends impact us;

●	if our actual losses significantly exceed our loss reserves;

●	if we are unable to retain our senior management and other key personnel; or

●	if our investment portfolio incurs significant losses.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy.

Some of our reinsurance contracts provide the client with the right to terminate the agreement if our A.M. Best ratings are downgraded below certain rating thresholds. We expect that similar provisions will also be included in some contracts in the future. See "- A downgrade in our ratings below specified levels or a significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral".

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

Unpredictable developments, including courts granting increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes, wildfires and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures, affect the industry’s profitability. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations.

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

Link to Table of Contents

A downgrade in our ratings below specified levels or a significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral.

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

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2010 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of nine years (after having been legally and ordinarily resident in the Cayman Islands for a period of eight years a person may apply for permanent residence in accordance with the provisions of the Immigration Law) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could prevent us from continuing to implement our business strategy.

Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business. We utilize modeling tools to facilitate our pricing, reserving, and risk management tools to manage risks in our reinsurance portfolio. These models help us to control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

Link to Table of Contents

Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. Like all companies, our information technology and application systems may be vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, malicious cyber-attacks, computer viruses, hackers and general technology failures. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm our reputation or increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of data breaches, interruptions or failures in, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

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

Link to Table of Contents

repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition and results of operations could be significantly and negatively affected.

The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2013, we had two brokers (2012: three brokers) who each accounted for more than 10% of our gross written premiums, and in aggregate they accounted for approximately 74.9% (2012: 82.7%) of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the brokered business provided through brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

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

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, fires, explosions, volcanic eruptions and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

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

Link to Table of Contents

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

Link to Table of Contents

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

Similarly, if CIMA suspended or revoked our license, we could lose our exemption under the Investment Company Act of 1940, as amended (the "Investment Company Act") (See "— We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.")

Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Previously, Greenlight Re, our Cayman Islands subsidiary, was required to maintain a minimum net worth (as defined under the Law) of at least 100,000 Cayman Islands dollars (which was equal to approximately US$120,000).  During 2012, the Governor in Cabinet of the Cayman Islands adopted The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) in exercise of the powers conferred by section 40 of The Insurance Law, 2010. The Capital and Solvency Regulations impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$449.4 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the "Capital Requirements"). Greenlight Re has, as of December 31, 2013, been in compliance with the Capital Requirements.

GRIL, our Irish subsidiary, is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin of US$13.6 million as of December 31, 2013 as provided for in the Irish Insurance Acts 1909 to 2011, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2013 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct, issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with rules including admissibility and diversification rules. Statutory reserves must be actuarially certified annually.

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

Link to Table of Contents

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

More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II”, which will govern the prudential regulation of insurers and reinsurers, will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers

Link to Table of Contents

operating in the European Economic Area. While Solvency II was originally supposed to become effective by November 1 2012, there were a series of delays in the European Parliament vote to approve revised dates for transposition and implementation of Solvency II. In December 2013, the Council of European Union adopted Directive 2013/138/EC extending the deadline for its transposition into national law to March 31, 2015, with the Directive applying from January 1, 2016.

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

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments. Our advisory agreement with DME Advisors terminates on December 31, 2016, unless extended, and we have limited ability to terminate the advisory agreement earlier. We cannot assure you that DME Advisors will be successful in meeting our investment objectives or that the advisory agreement with DME Advisors will be renewed. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

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

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement expires on the date on which the venture agreement expires or terminates for any reason. The venture agreement requires that we utilize the advisory services of DME Advisors or its affiliates exclusively until December 31, 2016, subject to limited termination provisions. See “— The venture agreement has limited termination provisions.”

Link to Table of Contents

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

None of DME Advisors or its principals, including David Einhorn, Chairman of our Board of Directors and the President of Greenlight Capital, Inc., are obligated to devote any specific amount of time to the affairs of our Company. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by DME Advisors' affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to our advisory agreement with DME Advisors, DME Advisors has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreement does not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account or other accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford us any exclusivity or priority. DME Advisors' interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors' detriment, which may potentially adversely affect our investment opportunities and returns.

Although Mr. Einhorn, Chairman of our Board of Directors, recused himself from the vote by the Board of Directors of Greenlight Re approving and adopting Greenlight Re's investment guidelines, he is not, under Cayman Islands law, legally restricted from participating in making decisions with respect to Greenlight Re's investment guidelines. Accordingly, his involvement as a member of the Boards of Directors of Greenlight Capital Re, Ltd. and Greenlight Re may lead to a conflict of interest.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL's investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL's investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2013, we were invested in approximately 104 equity and debt securities and the largest five long and short positions comprised an aggregate of 50% and 16%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

Link to Table of Contents

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

The compensation arrangements of DME and DME Advisors may create an incentive to effect transactions that are risky or speculative.

Pursuant to the venture agreement and the advisory agreement, we are obligated to pay the following:

●	a 1.5% annual management fee to DME Advisors, regardless of the performance of our investment account, payable monthly based on the capital account balance of each participant; and

●
a performance allocation to DME based on the positive performance change in such participant's capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

The loss carry forward provision allows DME to earn reduced performance allocation of 10% of profits in any year subsequent to the year in which our investment account managed by DME Advisors incurs a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

While the performance compensation arrangement provides that losses will be carried forward as an offset against net profits in subsequent periods, DME and DME Advisors generally will not otherwise be penalized for realized losses or

Link to Table of Contents

decreases in the value of our portfolio. These performance compensation arrangements may create an incentive for DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.

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

As of December 31, 2013, representatives of DME Advisors sat on the board of directors of each of BioFuel Energy Corp., and Einstein Noah Restaurant Group, both of whose securities are publicly traded, as well as Ark Real Estate Partners LP, a privately-held company. As of December 31, 2013, our portfolio included investments in each of these companies.

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

The venture agreement has limited termination provisions.

The venture agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the venture agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The current venture agreement term ends on December 31, 2016 and will automatically renew for successive three-year terms unless at least 90 days prior to the end of the then current term, DME notifies us of its desire to terminate the venture agreement, or Greenlight Re or GRIL notifies DME of their desire to withdraw from the venture agreement. Greenlight Re or GRIL may also withdraw as participants under the venture agreement prior to the expiration of the venture agreement's term at any time only ‘‘for cause’’, which is defined as:

●	a material violation of applicable law relating to DME's or DME Advisors' advisory business;
●	DME's or DME Advisors' gross negligence, willful misconduct or reckless disregard of DME's obligations under the venture agreement or DME Advisors' obligations under the advisory agreement;
●	a material breach by DME or DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or
●	a material breach by DME or DME Advisors of its obligations to return and deliver assets as we may request.

In addition, GRIL may withdraw as a participant under the venture agreement prior to the expiration of its term due to unsatisfactory long term performance of DME or DME Advisors, as determined solely by the Board of Directors of GRIL on each anniversary date of the venture agreement.

Greenlight Re may not withdraw or terminate the venture agreement on the basis of performance. If Greenlight Re becomes dissatisfied with the results of the investment performance of DME or DME Advisors, we will be unable to hire new investment managers until the venture agreement expires by its terms or is terminated for cause.

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

Link to Table of Contents

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

Link to Table of Contents

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as "schemes of arrangement". The Companies Law (as amended) of the Cayman Islands (the "Companies Law") provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company.  Prior to the adoption of certain amendments to the Companies Law, the "scheme of arrangement" was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and easier for companies to merge or consolidate than the "schemes of arrangement" statutory provision, these provisions do not replace the "schemes of arrangement" provision which continues to apply. The procedural and legal requirements necessary to consummate these transactions under the merger provisions of the Companies Law or the "schemes of arrangement" provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

Under Cayman Islands law and practice, a "scheme of arrangement" must be approved at a shareholders' meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity's shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement. A merger requires approval by special resolution of the shareholders of each company (which normally requires, as a minimum, a two thirds majority of shareholders voting together as one class) and such other authorization, if any, as may be specified in such constituent company's articles of association.

Although a merger under the Companies Law does not require court approval, the convening of these meetings and the terms of an amalgamation under the "schemes of arrangement" provision must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors' interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

Link to Table of Contents

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

In certain circumstances, the total voting power of our Class A ordinary shares held by any one person will be reduced to less than 9.9% of the total issued and outstanding ordinary shares, and the total voting power of the Class B ordinary shares will

Link to Table of Contents

be reduced to 9.5% of the total voting power of the total issued and outstanding ordinary shares. In the event a holder of our Class A ordinary shares acquires shares representing 9.9% or more of the total voting power of our total ordinary shares or the Class B ordinary shares represent more than 9.5% of the total voting power of our total outstanding shares, there will be an effective reallocation of the voting power of the Class A ordinary shares or Class B ordinary shares which may cause a shareholder to acquire 5% or more of the voting power of the total ordinary shares.

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

As of December 31, 2013, David Einhorn owned 16.9% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences, including certain reporting requirements, generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that none of Greenlight Capital Re, Greenlight Re or GRIL has

Link to Table of Contents

been a PFIC from 2007 onwards. We cannot provide assurance that none of Greenlight Capital Re, Greenlight Re or GRIL will be a PFIC in any future taxable year.

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

In addition, sufficient risk must be transferred under an insurance entity’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in an insurance business, are subjective in nature and there is very little authority on these issues. We cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future.

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro-rata share of the CFC’s ‘‘subpart F income’’, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares (including the ownership limitations described below), will generally prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding Class A ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

a United States person who owns Class A ordinary shares directly or indirectly on the last day of the taxable year would most likely be required to include their pro-rata share of our related person insurance income for the taxable year in their income. This amount would be determined as if such related person insurance income were distributed proportionally to United States persons at that date. We do not expect that we will knowingly enter into reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of the Class A ordinary shares. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot assure you that this is or will continue to be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

    If a United States shareholder is treated as disposing of shares in a foreign insurance corporation that has related person insurance income and in which United States persons own 25% or more of the voting power or value of the entity’s shares, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the United States

Link to Table of Contents

shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe these rules should not apply to dispositions of Class A ordinary shares because Greenlight Capital Re is not directly engaged in the insurance business and because proposed United States Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Class A ordinary shares.

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

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. While the Cayman Islands is currently on the list of jurisdictions that have substantially implemented the internationally agreed tax standard, we are not able to predict if additional requirements will be imposed and if so whether changes arising from such additional requirements will subject us to additional taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under operating lease agreements which will expire on June 30, 2018 unless we renew the leases for an additional five year term. In addition, during 2011, GRIL entered into an operating lease agreement for office space in Dublin, Ireland which expires in 2031 but provides us an option to terminate the lease in 2016 or 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

Link to Table of Contents

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

	2013		2012
	High	Low	High	Low
First Quarter	$25.05	$22.62	$26.40	$23.50
Second Quarter	$25.42	$23.40	$26.00	$23.89
Third Quarter	$28.84	$24.64	$25.72	$23.25
Fourth Quarter	$34.42	$27.38	$25.87	$22.24

Holders

As of January 31, 2014, the number of holders of record of our Class A ordinary shares was approximately 42, not including beneficial owners of shares registered in nominee or street name who represent approximately 97.8% of the Class A ordinary shares issued and outstanding.

Dividends

Since inception, we have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, our ordinary shares.

Holders of ordinary shares are entitled to receive dividends when, as and if declared by the Board of Directors in accordance with the provisions of our Articles and the Companies Law. In the event of a liquidation, dissolution or winding-up of the Company, the holders of ordinary shares are entitled to share equally and ratably in our assets, if any remain after the payment of all of our debts and liabilities and the liquidation preference of any outstanding preferred shares.

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to

Link to Table of Contents

pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2013, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2013 against the total return index for the Russell 2000 Index, or RUT, and the A.M. Best’s Global Reinsurance Index, or AMBGR, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the AMBGR. The performance graph also assumes that all dividends are reinvested.

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

Link to Table of Contents

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2013, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2014 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. As of December 31, 2013, the Company was authorized to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2013, 2012, 2011, 2010 and 2009, as well as our selected historical consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

These historic results are not necessarily indicative of results for any future period. You should read the following selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	Year ended December 31
	2013	2012	2011	2010	2009
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Income Data
Gross premiums written	$535,702	$427,844	$397,659	$414,850	$258,818
Net premiums earned	547,899	466,714	379,775	287,701	214,680
Net investment income	218,140	78,941	23,118	104,006	199,861
Loss and loss adjustment expenses incurred, net	338,493	366,601	241,690	177,018	119,045
Acquisition costs, net	171,872	142,721	138,751	102,645	69,232
General and administrative expenses	21,718	17,539	13,892	16,187	18,994
Net income	$225,699	$14,598	$6,769	$90,642	$209,545
Earnings Per Share Data (1)
Basic	$6.13	$0.40	$0.19	$2.49	$5.78
Diluted	6.01	0.39	0.18	2.44	5.71
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	36,838,128	36,702,128	36,548,466	36,420,719	36,230,501
Diluted	37,585,167	37,361,338	37,286,454	37,224,173	36,723,552
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	61.8%	78.5%	63.6%	61.5%	55.4%
Acquisition cost ratio (3)	31.4%	30.6%	36.5%	35.7%	32.3%
Internal expense ratio (4)	3.2%	2.8%	2.8%	4.5%	7.4%
Corporate expense ratio (5)	0.7%	1.0%	0.9%	1.1%	1.4%
Combined ratio (6)	97.1%	112.9%	103.8%	102.8%	96.5%

Link to Table of Contents

	December 31
	2013	2012	2011	2010	2009
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$1,393,679	$1,177,928	$1,030,146	$1,034,554	$830,600
Cash and cash equivalents	3,722	21,890	42,284	45,540	31,717
Restricted cash and cash equivalents	1,334,074	1,206,837	957,462	977,293	590,871
Total assets	3,095,276	2,722,753	2,343,488	2,338,002	1,634,380
Securities sold, not yet purchased, at fair value	1,111,690	908,368	683,816	725,990	570,875
Due to prime brokers	314,702	326,488	260,359	273,071	—
Loss and loss adjustment expense reserves ^	329,894	356,470	241,279	186,467	137,360
Unearned premium reserves	173,057	188,185	225,735	234,983	118,899
Total liabilities	2,008,972	1,862,343	1,497,790	1,498,841	905,142
Total equity	1,086,304	860,410	845,698	839,161	729,238
Adjusted book value* (7)	1,051,595	821,708	803,103	793,403	698,641
Diluted adjusted book value* (8)	1,067,623	$840,683	821,318	809,993	715,264
Ordinary shares outstanding
Basic	37,046,814	36,702,128	36,538,149	36,455,784	36,318,842
Diluted (9)	38,257,545	38,193,418	38,007,149	37,874,784	37,740,182
Per Share Data
Basic adjusted book value per share* (10)	$28.39	$22.39	$21.98	$21.76	$19.24
Fully diluted adjusted book value per share* (11)	27.91	22.01	21.61	21.39	18.95

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the years presented above.

Link to Table of Contents

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

(2)	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
(4)	The internal expense ratio is the ratio of general and administrative expenses, excluding any corporate expenses, to net premiums earned.
(5)
The corporate expense ratio is the ratio of corporate expenses to net premiums earned. Corporate expenses include expenses relating to Greenlight Capital Re being a publicly listed entity and certain non-core operating expenses as well as non-investment related foreign exchange gains or losses.

(6)	The combined ratio is the sum of the loss ratio, acquisition cost ratio, the internal expense ratio and corporate expense ratio.
(7)	Adjusted book value equals total equity minus non-controlling interest in joint venture.
(8)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.
(9)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options and restricted stock units issued and outstanding at year end.
(10)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.
(11)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.
*
Adjusted book value, diluted adjusted book value, basic adjusted book value per share, and fully diluted adjusted book value per share are non-GAAP measures. For a reconciliation of the non-GAAP measures to the most comparable GAAP measures, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations".

^
For detailed discussion of change in loss and loss adjustment expenses, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition" and Note 7 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "we," "us," "our," "our company," "the Company", GLRE or Greenlight Capital Re refer to Greenlight Capital Re, Ltd. and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd. ("Greenlight Re"), Greenlight Reinsurance Ireland, Ltd. ("GRIL") and Verdant Holding Company, Ltd. ("Verdant"), unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the years ended December 31, 2013, 2012 and 2011 and financial condition as of December 31, 2013 and 2012. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

General

We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us. Our goal is to build long-term shareholder value utilizing our customer centric approach to underwriting. We selectively offer customized reinsurance solutions in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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

Link to Table of Contents

Because we employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over-capitalized. Over the past year there has been an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Additionally, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance. Notwithstanding the foregoing, the over-capitalization of the reinsurance industry may be countered by the introduction of more stringent capital requirements in the industry (particularly in Europe) and a sustained low interest rate environment. We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the development of strategic relationships and Greenlight Re's "A (Excellent)" and GRIL's "A- (Excellent)" ratings by A.M. Best.
We believe we are currently in a gradually hardening insurance market, but due to poor economic conditions and industry over-capitalization, we do not expect rate increases to significantly exceed loss trends. Meanwhile, the reinsurance industry remains over-capitalized and competitive with many sectors continuing to operate at levels that we believe are economically irrational. The over-capitalization of the market is not uniform. There are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the possibility of partnering with companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk, and conserve our capital for a more opportune environment. Significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe that the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
As of December 31, 2013, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns due in part to improving loss experience or rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases coupled with the positive impact of state legislation addressing sinkhole fraud. U.S. employer health stop loss and non-standard private passenger automobile are stable at what we believe are profitable levels. However, we anticipate the non-catastrophe reinsurance pricing in this market will become more competitive in 2014. While we believe the property catastrophe retrocession contracts on which we participate are attractively priced, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business, which is putting downward pressure on rates in this area.
We intend to continue to monitor market conditions to position ourselves to participate in future under-served or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.
Our investment portfolio had a net long exposure of 53.9% as of December 31, 2013. Equity markets rose significantly in 2013 despite lackluster growth in corporate earnings. The increase in stock prices seems driven by a more stable environment and continued monetary policy stimulus. In the face of a more challenging earnings backdrop, and a continuation of emergency policies, we believe the market's continued advance is creating a potentially unstable condition, which could resolve itself in a number of ways and is difficult to predict. Our exposure increased during the fourth quarter of 2013 due to the rising markets and new investment opportunities. Our goal in 2014 remains to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that will generate positive returns. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

Link to Table of Contents

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by U.S. GAAP. Within the property and casualty reinsurance segment, we analyze our underwriting operations using two categories:

●    frequency business; and
●    severity business.

Frequency business is generally characterized as contracts containing a potentially large number of smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength, service and expertise. We expect the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. We also expect that over time the profit margins and return on equity of our frequency business will be lower than those of our severity business.

Severity business is generally characterized as contracts with the potential for significant losses emanating from one event or multiple events. Clients generally buy this protection to reduce volatility from their balance sheets, and accordingly, we expect the results of severity business to be volatile from period to period. However, over the long term, we also expect that our severity business will generate higher profit margins and return on equity than our frequency business.

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

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses include an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

Acquisition costs primarily consist of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit fees, federal excise tax, and other direct expenses we incur that are directly related to underwriting reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

Link to Table of Contents

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

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which is typically three years. For restricted stock awards and restricted stock units, we calculate compensation cost using the grant date fair value of each award and expense the stock awards over their vesting period, which is typically three years.

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in "Part I. Item IA. — Risk Factors", cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of our significant accounting policies as well as recently issued accounting standards is included in Note 2 to the consolidated financial statements.

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

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, together with historical and industry data, are used to estimate what we believe will be the ultimate premium payable pursuant to each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us on a monthly or quarterly basis (depending on the terms of the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the amount of premiums that are written for stub periods that have not yet been reported. For example, for December year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have finalized our audited financial statements. Typically, premium estimates are only used for unreported stub periods, which accounts for a small percentage of our reported premiums written. We believe that estimating premiums written for these stub periods is standard reinsurance industry practice.

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

Link to Table of Contents

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

We establish reserves for contracts based on estimates of the ultimate cost of all losses including IBNR. These estimated ultimate reserves are based on our own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are periodically reviewed by the Company on a contract by contract basis and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and periodically adjusted. All adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves

Link to Table of Contents

applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

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

For all non-natural peril business, we initially reserve every individual contract to the expected loss and loss expense ratio that we calculated when we originally priced the business. In our pricing analysis, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare historic reserving data that we receive from our client, if any, to publicly available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the data. We require each of our clients to provide loss information for each reporting period, which, depending on the contract, could be monthly or quarterly. The loss information required depends on the terms and conditions of each contract and may include many years of history. Depending on the type of business underwritten, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We may also receive information by class or subclass of business. If the reserving data is not available from a client, we rely on industry data, as well as the judgment and experience of our underwriters and actuaries.

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

Link to Table of Contents

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

Our aggregate reserves are the sum of the point estimate of all contracts. We perform a quarterly loss reserve analysis on each contract regardless of the line of business. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. We generally calculate IBNR loss reserves for each contract by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. Each quarter, our reserving committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Actuary, Assistant Controller and Reserving Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s actuaries. The reserving committee discusses each contract individually and approves or revises the stated reserves.

Additionally, we contract with a third-party actuarial firm to perform a quarterly reserve review and to annually opine on the reasonableness and adequacy of our loss reserves. We provide our external actuary with our pricing models, reserving analysis and any other data they may request. Additionally, the actuarial firm may inquire as to the various assumptions and estimates that we may use in our reserving analysis. The external actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information that we may be asked to provide as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a reserve estimate for each contract in our portfolio and provides us with an aggregate recommended loss reserve, including IBNR. If there are material differences between our booked reserves and the actuarial firm’s recommended reserves, we review the differences and make any necessary adjustments to the booked reserves. To date there have been no material differences resulting from the external actuary's reviews.

Link to Table of Contents

Because of the uncertainties that surround our estimates of loss and loss adjustment expense reserves, we cannot be certain that ultimate loss and loss adjustment expense payments will not exceed our estimates, or be less than our estimates. If our estimated reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified, which would cause a charge to our earnings and a reduction of our capital. Similarly, if our estimated reserves are excessive, we would decrease loss reserves in such period in which the excess is identified. By way of illustration, since we started underwriting operations in 2006, the reserve re-estimation process has resulted in the following effect on the prior year reserves and the corresponding inverse effect on net income (excluding any adjustments for additional premiums, reinstatement premiums, profit commissions or ceding commissions) during each of the years ended December 31:

Calendar Year	Effect on prior year reserves	Effect on net income
($ in thousands)
2013	$6,120 decrease	$6,120 increase
2012	56,898 increase	56,898 decrease
2011	26,015 increase	26,015 decrease
2010	8,678 increase	8,678 decrease
2009	7,597 decrease	7,597 increase
2008	11,988 decrease	11,988 increase
2007	1,077 decrease	1,077 increase

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

Acquisition Costs. We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the related period of risk covered. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate experience of the contracts. The methodology for calculating profit commissions is specific to the individual contracts and varies from contract to contract. Typically profit commissions are calculated and accrued based on the expected loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Bonus Accruals. Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between two to five years from the end of the fiscal year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The Compensation Committee of our Board of Directors approves all quantitative bonuses prior to being paid. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards and restricted stock units based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Share purchase options are expensed over the vesting period on a graded vesting basis. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Our shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, we have determined our expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering our own historical volatility in determining the expected volatility. We

Link to Table of Contents

typically considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting the peer group. Additionally, we used the full life of the option, ten years, as the estimated term of the option, and we have assumed that dividends will not be paid. If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires significant judgment, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Results of Operations

Years ended December 31, 2013, 2012 and 2011

For the year ended December 31, 2013, we reported net income of $225.7 million, compared to net income of $14.6 million reported for the year ended December 31, 2012. Our investment portfolio reported net income of $218.1 million, or a return of 19.6%, for the year ended December 31, 2013, compared to net investment income of $78.9 million, or a return of 7.1%, for the same period in 2012. The underwriting income before general and administrative expenses for the year ended December 31, 2013 was $37.5 million, compared to underwriting loss of $42.6 million reported for the year ended December 31, 2012. The 2013 underwriting income included a reversal of $12.4 million of loss reserves (net of reinstatement premiums) relating to super-storm Sandy due to revised loss estimates recorded during 2013. Based on updated information received from the insurer during the first quarter of 2013, the insurer reported that claims relating to super-storm Sandy were no longer expected to breach into the coverage layer provided by our contract, and, therefore loss reserves were reversed. For the year ended December 31, 2013, our overall composite ratio was 93.2% compared to 109.1% for the year ended December 31, 2012. General and administrative expenses increased for the year ended December 31, 2013 to $21.7 million from $17.5 million for the year ended December 31, 2012, primarily as a result of higher personnel costs due to additional staff hired during 2013, as well as an increase in employee bonuses accrued due to favorable underwriting results.

For the year ended December 31, 2012, we reported net income of $14.6 million as compared to net income of $6.8 million for the year ended December 31, 2011. The net income reported for 2012 included net investment income of $78.9 million, compared to $23.1 million for 2011. Our investment portfolio reported a gain of 7.1% for the year ended December 31, 2012 compared to a gain of 2.1% for the year ended December 31, 2011. The underwriting loss before general and administrative expenses for the year ended December 31, 2012 increased to $42.6 million due to unfavorable loss development, compared to an underwriting loss of $0.7 million for the year ended December 31, 2011. The adverse loss development of $40.7 million on our commercial motor contracts contributed to the increase in underwriting loss during 2012. The underwriting loss also included $9.7 million of underwriting loss (net of reinstatement premiums) on a 2012 catastrophe contract relating to super-storm Sandy and $9.0 million of underwriting loss on a catastrophe contract relating to the 2010 New Zealand earthquake. General and administrative expenses increased for the year ended December 31, 2012 to $17.5 million from $13.9 million for the year ended December 31, 2011, primarily as a result of higher personnel costs due to additional staff hired during 2012.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During the year ended December 31, 2013, the fully diluted adjusted book value per share increased by $5.90 per share, or 26.8%, to $27.91 per share from $22.01 per share at December 31, 2012. For the year ended December 31, 2012, the fully diluted adjusted book value per share increased by $0.40 per share, or 1.9%, to $22.01 per share from $21.61 per share at December 31, 2011.

For the year ended December 31, 2013, the basic adjusted book value per share increased by $6.00 per share, or 26.8%, to $28.39 per share from $22.39 per share at December 31, 2012. During the year ended December 31, 2012, basic adjusted book value per share increased by $0.41 per share, or 1.9%, to $22.39 per share from $21.98 per share at December 31, 2011.

Basic adjusted book value per share is a non-GAAP measure as it excludes the non-controlling interest in a joint venture from total equity. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options and restricted stock units issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

Link to Table of Contents

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	December 31, 2013	December 31, 2012	December 31, 2011
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$1,086,304	$860,410	$845,698
Less: Non-controlling interest in joint venture	(34,709)	(38,702)	(42,595)
Basic adjusted book value per share numerator	1,051,595	821,708	803,103
Add: Proceeds from in-the-money stock options issued and outstanding	16,028	18,975	18,215
Fully diluted adjusted book value per share numerator	$1,067,623	$840,683	$821,318
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,046,814	36,702,128	36,538,149
Add: In-the-money stock options and RSUs issued and outstanding	1,210,731	1,491,290	1,469,000
Fully diluted adjusted book value per share denominator	38,257,545	38,193,418	38,007,149
Basic adjusted book value per share	$28.39	$22.39	$21.98
Fully diluted adjusted book value per share	$27.91	$22.01	$21.61

Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Frequency	$512,096	95.6%	$405,480	94.8%	$381,109	95.8%
Severity	23,606	4.4	22,364	5.2	16,550	4.2
Total	$535,702	100.0%	$427,844	100.0%	$397,659	100.0%

We expect quarterly reporting of premiums written to be volatile as our underwriting portfolio continues to develop. Additionally, the composition of premiums written between frequency and severity business may vary from year to year depending on the specific market opportunities that we pursue.

Year ended December 31, 2013

During 2013, we increased our gross premiums written by $107.9 million, or 25.2%, as we continued to grow our key areas of focus, principally, private passenger automobile insurance and Florida homeowners' insurance.

For the year ended December 31, 2013, the frequency gross premiums written increased by $106.6 million, or 26.3%, primarily as a result of growth in our motor liability and personal property contracts, which increased by $75.5 million, or 42.4%, and $57.9 million, or 73.9%, respectively. The motor liability line includes both commercial motor contracts as well as private passenger automobile contracts (also referred to as non-standard automobile). The increase in motor liability line was primarily driven by an increase of $77.9 million in private passenger automobile premiums written due to an increase in the volume of underlying business written by our clients. The increase in motor liability premiums were partially offset by a decrease of $2.4 million in commercial motor premiums written as we canceled all of our remaining commercial motor related contracts during 2013.

The increase of $57.9 million in the frequency gross premiums written in our personal property line was entirely related to the Florida homeowners' contracts. During 2013, we added a new relationship to our existing portfolio of Florida

Link to Table of Contents

homeowners' business which accounted for nearly half of the increase, while the remainder of the increase resulted from higher volume of written premiums assumed from our existing relationships.

Additionally, for the year ended December 31, 2013, our professional, financial and specialty health lines of business generated increases in frequency gross premiums written of $11.6 million, $5.5 million and $3.2 million, respectively. The increase in professional line premiums written was related to solicitors' professional indemnity contracts, which renewed in 2013 at a higher premium volume than the expiring contracts. The increase in financial lines was a result of growth in the surety business on existing contracts, while the increase in specialty health lines was due to increases in the volume of the underlying U.S. employer health stop loss premiums on existing contracts.

For the year ended December 31, 2013, the increases in frequency gross premiums written were offset by decreases in our workers' compensation and general liability lines, which decreased by $21.2 million and $23.6 million, respectively, primarily relating to the commutation of a multi-line contract and the termination of another multi-line contract, both of which included coverages for workers' compensation and general liability.

For the year ended December 31, 2013, the increase in severity gross premiums written of $1.2 million, or 5.6%, compared to the same period in 2012 was primarily due to new severity contracts written during 2013. This increase was partially offset by the reversal of reinstatement premiums written of $3.5 million in conjunction with the reversal of loss reserves relating to super-storm Sandy during the first quarter of 2013. Reinstatement premiums and additional premiums based on contractual terms are recognized as written premiums at the time losses are recorded, and, if required, adjusted in the period in which changes in loss estimates are recorded.

Year ended December 31, 2012

For the year ended December 31, 2012, the frequency gross premiums written increased by $24.4 million, or 6.4%, primarily as a result of increases in our motor liability and motor physical damage lines which increased by $91.3 million and $53.2 million, respectively. The motor liability line includes both commercial motor contracts as well as private automobile contracts. The increase in motor liability line includes an increase of $143.5 million in private automobile premiums written as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $52.3 million in commercial motor premiums written as we canceled all of our commercial motor related contracts during 2012. The increase in motor physical damage premiums written was entirely related to the new non-standard automobile contracts.

The increases in premiums written for motor liability and motor physical damage lines were offset by decreases in other lines of business. The largest decrease related to personal lines which decreased $76.3 million as we novated certain of our Florida homeowners' contracts and their corresponding retroceded contracts which resulted in a $35.4 million reversal in both gross written premiums and ceded premiums. The remainder of the decrease in gross premiums written for the Florida homeowners' contracts was principally due to contracts which were renewed during 2012, at a lower quota share percentage than the expiring contracts, and to a lesser degree due to the termination of a contract during the fourth quarter of 2011. Our workers' compensation and general liability lines decreased by $11.8 million and $10.9 million, respectively, because during the fourth quarter of 2012 we canceled our multi-line contracts which included coverages for commercial motor, workers' compensation and general liability whereby we did not assume any further new business written by the ceding insurer. In addition, the financial line premiums decreased $12.8 million due to the commutation of a surety and trade credit contract, while the health line premiums decreased by $4.8 million primarily due to a contract we did not renew in 2012, and the professional liability line premiums decreased $3.5 million due to lower volume of underlying business written by our clients.

For the year ended December 31, 2012, the increase in severity gross premiums written of $5.8 million, or 35.1%, compared to the same period in 2011 was principally due to additional premiums of $3.5 million written during the fourth quarter of 2012 in order to reinstate coverage limit on a catastrophe contract that incurred a full limit loss from super-storm Sandy. Reinstatement premiums and additional premiums based on contractual terms are recognized as written premiums at the time losses are recorded, and if required, adjusted in future periods based on changes in loss estimates. There were no reinstatement or additional premiums recorded during the year ended December 31, 2011. The remainder of the increase in severity gross premiums written related to the renewal of our existing multi-line property catastrophe contracts with higher aggregate limits as well as higher pricing. During the year ended December 31, 2012, we restructured some of our property catastrophe contracts and increased our limits of coverage while also increasing the thresholds for losses entering our layers of coverage. As a result, while direct comparison of pricing is not possible, overall we obtained slightly higher prices on renewing contracts that had no claims reported during the prior year and significantly higher prices on catastrophe contracts that experienced losses during 2011.

Link to Table of Contents

Premiums Ceded

For the years ended December 31, 2013, 2012 and 2011, retrocessional premiums ceded were $2.8 million, $(24.3) million and $46.9 million, respectively. For the year ended December 31, 2013, our ceded premiums increased by $27.1 million. The increase was primarily the result of negative ceded premiums being reported in 2012 due to retrocessional premiums being returned upon the termination of certain contracts in 2012.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Frequency	$509,316	95.6%	$429,755	95.1%	$334,189	95.3%
Severity	23,606	4.4	22,364	4.9	16,550	4.7
Total	$532,922	100.0%	$452,119	100.0%	$350,739	100.0%

Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Frequency	$529,779	96.7%	$444,455	95.2%	$360,231	94.9%
Severity	18,120	3.3	22,259	4.8	19,544	5.1
Total	$547,899	100.0%	$466,714	100.0%	$379,775	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

Year ended December 31, 2013

For the year ended December 31, 2013, the frequency net premiums earned increased by $85.3 million, or 19.2%, compared to the same period in 2012 primarily as a result of our motor liability, motor physical damage and personal property contracts, which increased net premiums earned by $89.9 million, $12.7 million and $16.6 million, respectively. The increase in motor liability line includes an increase of $101.7 million in private automobile premiums earned as a result of increased premium volume on the underlying business. The increase was partially offset by a decrease of $11.8 million in commercial motor premiums earned primarily due to a multi-line contract that was commuted during 2013. The increase in motor physical damage premiums earned was entirely related to the corresponding increase in the non-standard automobile contracts. The increase in personal property premiums earned related to Florida homeowners' insurance contracts for the same reasons discussed above for increase in premiums written.

The increases in frequency net premiums earned were offset by decreases in our general liability and workers' compensation premiums earned, which decreased by $27.0 million and $8.0 million, respectively, primarily because during 2013 we commuted a multi-line contract that included coverages for commercial motor, workers' compensation and general liability.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the year ended December 31, 2013, severity net premiums earned decreased $4.1 million, or 18.6%, compared to the same period in 2012. The decrease was primarily due to the reversal of $2.9 million of reinstatement premiums earned in conjunction with the elimination of loss reserves relating to super-storm Sandy. During 2013, we entered into new severity contracts which contributed $11.5 million in earned premiums, which was partially offset by reductions in earned premiums

Link to Table of Contents

from contracts that expired and were not renewed, and contracts renewed at lower premium amounts due to our participation being at lower risk exposure levels.

Year ended December 31, 2012

For the year ended December 31, 2012, the frequency net premiums earned increased $84.2 million, or 23.4%, compared to 2011 primarily as a result of our motor liability and motor physical damage contracts which increased net premiums earned by $101.3 million and $47.1 million, respectively. The increase in motor liability line includes an increase of $132.6 million in private automobile premiums earned as a result of new non-standard automobile contracts entered into during late 2011 and early 2012, offset by a decrease of $31.3 million in commercial motor premiums earned as we canceled the multi-line contracts with commercial motor coverages during 2012. The increase in motor physical damage premiums earned was entirely related to the new non-standard automobile contracts. Our professional liability line reported a $6.9 million increase in premiums earned for the year ended December 31, 2012 as the premiums for the contracts written in late 2011 were fully earned during 2012.

The increases in premiums earned on motor liability and motor physical damage lines were offset by decreases in our other lines of business. For the year ended December 31, 2012, premiums earned on our Florida homeowners' contracts decreased by $38.6 million primarily due to a contract commuted during the fourth quarter of 2011. Our general liability and workers' compensation premiums earned decreased by $7.4 million and $6.4 million, respectively, because during the fourth quarter of 2012 we canceled our multi-line contracts which included coverages for commercial motor, workers' compensation and general liability. In addition, the financial line earned premiums decreased by $8.5 million due to the commutation of a surety and trade credit contract. Our health line premiums earned decreased by $13.5 million primarily due to some health contracts not renewed during 2012, as well as lower underlying business written by our existing clients.

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

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Frequency	$347,217	102.6%	$344,074	93.9%	$236,729	97.9%
Severity	(8,724)	(2.6)	22,527	6.1	4,961	2.1
Total	$338,493	100.0%	$366,601	100.0%	$241,690	100.0%

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as we deem appropriate to reflect our best estimates based on updated information and our internal actuarial estimates. We expect losses incurred on our severity business to be volatile depending on the number and magnitude of catastrophic events from year to year.

Year ended December 31, 2013

For the year ended December 31, 2013, the net losses incurred on frequency contracts increased by $3.1 million, or 0.9%. This increase is the net result of the 19.2% increase in earned premiums, partially offset by the decrease in loss reserves primarily related to commercial motor contracts currently in run off. For the year ended December 31, 2013, the incurred losses relating to commercial motor contracts were negative $2.1 million compared to $53.2 million in 2012. During 2012, we had increased the loss reserves relating to these contracts based on loss data, which had indicated adverse loss development due to several large losses and overall higher settlement amounts expected on open claims. For the year ended December 31, 2013, the incurred losses on these contracts decreased as we reversed some of the loss reserves due to favorable loss development and

Link to Table of Contents

due to commutation of a multi-line contract during 2013. The commuted multi-line contract also included coverage for general liability and workers' compensation which also contributed to the decrease in loss reserves.
Net losses incurred as a percentage of net premiums earned (i.e. loss ratio) fluctuate based on the mix of business, and the favorable or adverse development of our larger contracts. For the years ended December 31, 2013 and 2012, the overall loss ratios for our frequency business were 65.5% and 77.4%, respectively. The decrease in loss ratio was primarily due to the absence of any further adverse loss development on commercial motor liability contracts during 2013. The commercial motor liability contracts, in aggregate, reported favorable loss development during 2013. By comparison, the loss ratio had spiked in 2012 due to the increase in loss reserves booked during 2012 relating to the commercial motor liability contracts. The decrease in commercial motor liability loss ratios for the year ended December 31, 2013 were partially offset by adverse loss development relating to general liability contracts that are currently in run off.

For the years ended December 31, 2013 and 2012, the loss ratios for our severity business were (48.1)% and 101.2%, respectively. The net losses incurred on severity contracts of $(8.7) million for the year ended December 31, 2013, included $(15.0) million of loss reserves reversed during 2013 relating to super-storm Sandy. During 2012, the estimated loss from super-storm Sandy was reserved at the full limit of the excess of loss contract. However, during the first quarter of 2013, we received additional information from our client that indicated that the losses would not exceed the threshold of the layer of coverage provided under our contract. Excluding the effect of the super-storm Sandy related contract, the severity loss ratio for the year ended December 31, 2013 was 29.9% compared to 45.2% for the year ended December 31, 2012. The 2013 losses incurred on severity contracts included a $4.0 million increase in loss reserves on a casualty clash contract based on updated information from the client indicating higher estimated ground up losses which in turn would increase the losses in the layer covered by us. By comparison, the 2012 loss ratio included $9.0 million of loss reserves relating to the 2010 New Zealand earthquake. To a lesser extent, the severity loss ratio for the year ended December 31, 2013 included attritional loss reserves recorded on new severity contracts entered into during 2013.

Year ended December 31, 2012

For the year ended December 31, 2012, the net losses incurred on frequency contracts increased by $107.3 million, or 45.3%, partially due to the 23.4% increase in frequency earned premiums discussed above, and partially due to adverse loss development on contracts containing commercial motor liability coverages. During 2012, the updated loss data relating to these contracts indicated adverse loss development due to several large losses and overall higher settlement amounts expected on open claims.
For the years ended December 31, 2012 and 2011, the overall loss ratios for our frequency business were 77.4% and 65.7%, respectively. The increase in loss ratio was primarily attributable to an increase in loss reserves relating to the commercial motor liability contracts discussed above. Excluding the commercial motor liability contracts, the frequency loss ratios were 67.0% and 56.9% for the years ended December 31, 2012 and 2011, respectively. Notwithstanding the commercial motor liability contracts, our frequency loss ratios were negatively impacted by the change in mix of business as the Florida homeowners' earned premiums became a smaller portion of our overall business while non-standard automobile earned premiums accounted for a significantly greater portion of our business. Since the non-standard automobile line of business normally has a higher loss ratio than the Florida homeowners' contracts, our overall frequency loss ratio increased accordingly. Another factor contributing to the increase in the frequency loss ratio for the year ended December 31, 2012 was the higher loss ratios for some of our Florida homeowners' contracts impacted by sinkhole losses and damage caused by hurricane Isaac and tropical storm Debby during 2012.

For the years ended December 31, 2012 and 2011, the loss ratios for our severity business were 101.2% and 25.4%, respectively. The losses incurred on severity contracts of $22.5 million for the year ended December 31, 2012, included $15.0 million of loss reserves relating to super-storm Sandy, and an increase of $9.0 million of loss reserves relating to the 2010 New Zealand earthquake. The loss from super-storm Sandy relates to one contract and has been reserved at the full limit of $15.0 million. The loss relating to the 2010 New Zealand earthquake was increased to the full limit of $10.0 million during 2012 based on the expectation of higher insured losses due to changes in building codes and engineering requirements for rebuilding in New Zealand. Partially offsetting these increases were the elimination of loss reserves of $0.7 million and $0.8 million on a professional indemnity contract and a commercial excess of loss contract, respectively, as underlying losses are no longer expected to reach a level that would impact these contracts.

Link to Table of Contents

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Year ended December 31
		2013			2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$355,275	$(7,386)	$347,889	$264,630	$(8,146)	$256,484	$215,176	$(10,546)	$204,630
Change in loss and loss adjustment expense reserves	(27,019)	17,623	(9,396)	115,011	(4,894)	110,117	54,641	(17,581)	37,060
Total	$328,256	$10,237	$338,493	$379,641	$(13,040)	$366,601	$269,817	$(28,127)	$241,690

For the year ended December 31, 2013, the decrease in ceded reserves of $17.6 million was primarily related to a commuted multi-line frequency contract and its related retroceded contract, which was also commuted simultaneously.
For the year ended December 31, 2012, the increase in ceded reserves of $4.9 million was primarily related to the retrocession of multi-line frequency casualty contracts, which experienced adverse loss development during 2012.
For the year ended December 31, 2011, the increase in ceded reserves of $17.6 million was primarily related to the retrocession of multi-line frequency casualty contracts, which experienced adverse loss development during 2011. To a lesser extent, the increase in ceded reserves was a result of new retroceded quota share contracts written during 2011 related to the Florida homeowners’ inward contracts.
For the year ended December 31, 2013, our net loss reserves on prior period contracts decreased by $6.1 million, which primarily related to the following:

●
Elimination of $15.0 million of reserves relating to super-storm Sandy based on additional information received from our client which indicated that the losses would not exceed the threshold of coverage provided under our contract. As a result of the reversal of loss reserves, we also reversed reinstatement premiums earned of $2.6 million;

●
$4.0 million of favorable loss development relating to commercial automobile business due to better than expected loss development on open claims and settling of claims at lower amounts than expected. Loss reserves were decreased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information;

●
$3.0 million favorable loss development relating to a non-standard automobile contract as a result of final settlement of losses upon commutation of the contract at an amount lower than originally reserved. However, because this contract included a sliding scale ceding commission rate, the decrease in loss reserves was offset by a $2.3 million increase in ceding commissions recorded as acquisition costs;

●
$2.4 million favorable loss development relating to Florida homeowners' insurance business due to better than expected development on sinkhole claims, primarily as a result of legislative changes implemented in the State of Florida during 2012;

●
$17.7 million of adverse loss development, net of retrocesssion recoveries, relating to general liability business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information; and

●
$4.0 million of adverse loss development on a 2007 casualty clash contract based on updated claims and loss information received from the client. The new information indicated that ground up losses under the contract estimated by the client had increased resulting in additional losses attaching to our layer. As a result of this increase in loss reserves, we recorded reinstatement premiums of $1.2 million.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2013.

Link to Table of Contents

For the year ended December 31, 2012, our net loss reserves on prior period contracts increased by $56.9 million, which primarily related to the following:

●
$18.8 million of adverse loss development on a commercial motor liability contract that has been in run-off since 2010. The increase in loss reserves was based on updated loss data received from the third party claims adjuster and the client, as well as our quarterly analysis of the remaining open claims and the reserves required to settle and resolve all remaining claims and any new reported claims;

●
$21.9 million of adverse loss development, net of retrocession recoveries, relating to commercial motor liability exposures that are currently in run-off on two multi-line quota share contracts. Since these contracts are less mature than our other commercial motor liability contract, there is more uncertainty as to the ultimate losses to be paid. As a result we have recorded loss reserves for the commercial motor portion of these contracts consistent with the loss ratio recorded for the more mature commercial motor contract. Loss reserves were increased on these contracts after extensive review of existing claims data, our previous experience with commercial motor liability business and actuarial analysis based on data received from third party claims handlers and the client;

●
$9.0 million of adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This adverse loss development resulted from revised estimated losses expected on the underlying policies by the ceding insurer, primarily due to complex engineering and structural requirements as well as building-code changes being implemented in New Zealand. The updated loss reserves resulted in a full limit loss of $10.0 million under this contract; and

●
$4.6 million of adverse loss development, net of retrocession recoveries, on prior period Florida homeowners' contracts due to a combination of an increase in attritional losses as well as an increase in sinkhole losses based on updated information received from the ceding insurer during the period as well as a reassessment in connection with our quarterly reserve analysis. These contracts contain sliding scale commission adjustments which offset some of the adverse loss development. Therefore, $4.6 million of adverse loss development was offset by a reduction of $1.3 million in commission expenses.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2012.

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

●
Adverse loss development of $9.7 million, net of retrocession recoveries, on multi-line quota share contracts based on data received from the clients and a reassessment in connection with our quarterly reserve analysis which indicated higher large loss activity on the accounts than originally expected;

●	Adverse loss development of $1.6 million on Florida homeowners’ contracts based on data received from the client and a reassessment in connection with our quarterly reserve analysis; and

●	Favorable loss development of $1.3 million relating to a specialty health contract based on data received from the client and a reassessment in connection with our quarterly reserve analysis.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2011.

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

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Frequency	$168,109	97.8%	$139,598	97.8%	$134,658	97.1%
Severity	3,763	2.2	3,123	2.2	4,093	2.9
Total	$171,872	100.0%	$142,721	100.0%	$138,751	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. For the years ended December 31, 2013, 2012 and 2011, the acquisition cost ratios for frequency business were 31.7%, 31.4% and 37.4%, respectively. The acquisition cost ratios for severity business were 20.8%, 14.0% and 20.9% for the years ended December 31, 2013, 2012 and 2011, respectively. Overall, our total acquisition cost ratios were 31.4%, 30.6%, and 36.5% for the years ended December 31, 2013, 2012 and 2011, respectively.

Year ended December 31, 2013

For the year ended December 31, 2013, the slightly higher frequency acquisition cost ratio was primarily related to higher commissions on private passenger automobile contracts that contain a sliding-scale commission structure which increases (or decreases) with loss ratio decreases (or increases). Since we commuted a contract at a lower loss ratio, the commission was adjusted higher accordingly. To a lesser extent, the acquisition cost ratio for personal lines increased due to a new Florida homeowners' contract entered into during 2013, which is recorded at the higher end of the sliding scale commission rate due to a lower loss ratio estimate than our other personal lines contracts.

For the year ended December 31, 2013, the higher severity acquisition cost ratio was related to acquisition costs on new severity contracts written during 2013. Additionally, the 2012 acquisition cost ratio was lower as a result of the reinstatement premiums earned relating to super-storm Sandy which incurred no corresponding incremental commissions or brokerage expense.

Year ended December 31, 2012

For the year ended December 31, 2012, the decrease in the frequency acquisition cost ratio was primarily related to the change in mix of business. The non-standard automobile contracts which carry lower ceding commissions than our other frequency contracts, accounted for approximately 46% of frequency earned premiums for the year ended December 31, 2012, compared to 6% for the same period in 2011. Likewise, the Florida homeowners' contracts which carry higher ceding commissions than our other frequency contracts, accounted for approximately 27% of our frequency earned premiums in 2012 compared to 44% in 2011. Therefore, the increase in the volume of personal automobile business combined with the decrease in Florida homeowners' business, resulted in a decrease in the overall frequency acquisition cost ratio. Additionally, due to the adverse loss development on a Florida homeowners' contract, the sliding scale ceding commissions were adjusted downward which also contributed to the decrease in acquisition costs.

For the year ended December 31, 2012, the decrease in the severity acquisition cost ratio was primarily related to lower brokerage fees on a catastrophe contract renewed during 2012, combined with the fact that the reinstatement premium earned during 2012 did not incur any brokerage or commission expenses.

Link to Table of Contents

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2013	2012	2011
	($ in thousands)
Internal expenses	$17,683	$13,105	$10,450
Corporate expenses	4,035	4,434	3,442
General and administrative expenses	$21,718	$17,539	$13,892

Internal expenses include all general and administrative expenses except for corporate expenses. Corporate expenses include those expenses directly related to being a publicly listed entity and certain non-core operating expenses as well as non-investment related foreign exchange gains and losses.

For the year ended December 31, 2013, the increase in internal expenses was primarily related to an increase of $3.9 million in personnel costs (including share based compensation) due to higher accruals for underwriting related bonuses and an increase in head-count from the comparative period.

For the year ended December 31, 2013, corporate expenses included non-investment related foreign exchange losses of $0.8 million (2012: $0.8 million, 2011: $0.0 million).

Our total general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, were $21.7 million, $17.5 million, and $13.9 million, respectively. General and administrative expenses for the years ended December 31, 2013, 2012 and 2011 included $3.8 million, $3.7 million and $2.9 million, respectively, for the expensing of the fair value of stock options, RSUs and restricted stock granted to employees and directors.

For the year ended December 31, 2012, the increase in internal expenses was primarily related to an increase of $2.2 million in personnel costs (including share based compensation) compared to 2011. This was mainly due to the 2011 personnel costs being unusually low as a result of the reversal of employee bonus accruals due to deteriorating underwriting results related to prior underwriting years and the reversal of share based compensation expense relating to the retirement of our former chief executive officer during 2011. To a lesser extent, the higher personnel costs during 2012 were due to our Cayman Islands and Dublin offices adding five new employees.

Non-investment related foreign exchange losses accounted for $0.8 million of the increase in corporate expenses for the year ended December 31, 2012.

Net Investment Income

A summary of our net investment income is as follows:

	Year ended December 31
	2013	2012	2011
	($ in thousands)
Realized gains	$141,976	$60,762	$139,760
Change in unrealized gains	154,791	67,569	(75,719)
Investment related foreign exchange gains (losses)	19,305	3,682	(6,953)
Interest and dividend income	22,265	21,131	17,528
Interest, dividend and other expenses	(47,665)	(38,545)	(30,837)
Investment advisor compensation	(72,532)	(35,658)	(20,661)
Net investment income	$218,140	$78,941	$23,118

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2013, investment income, net of all fees and expenses, resulted

Link to Table of Contents

in a gain of 19.6% on our investment portfolio. This compares to a gain of 7.1% and a gain of 2.1% reported for the years ended December 31, 2012 and 2011, respectively.

For the year ended December 31, 2013, included in the above table under interest, dividend and other expenses, was an impairment charge of $6.0 million related to a note receivable that was previously placed on non-accrual status, based on continued uncertainty surrounding the borrower's ability to repay the entire outstanding balance of the note on the maturity date.

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

For the years ended December 31, 2013, 2012 and 2011, the gross investment return on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were 24.6%, 9.0% and 2.7%, respectively, and were comprised of the following:

	Year ended December 31
	2013	2012	2011
Long portfolio gains (losses)	41.2%	21.6%	(1.1)%
Short portfolio gains (losses)	(17.0)%	(6.3)%	5.9%
Macro gains (losses)	2.2%	(4.6)%	(0.4)%
Other income and expenses	(1.8)%	(1.7)%	(1.7)%
Gross investment return	24.6%	9.0%	2.7%

For the year ended December 31, 2013, included in investment advisor compensation was $18.3 million (2012: $16.9 million, 2011: $15.2 million) relating to management fees paid to DME Advisors and $54.2 million (2012: $18.8 million, 2011: $5.4 million) relating to performance allocation in accordance with the prior investment advisory agreement with DME Advisors.

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

 Income Taxes

Greenlight Re and Greenlight Capital Re are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. We have been granted an exemption by the Governor-In-Cabinet from any taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

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

As of December 31, 2013, a deferred tax asset of $0.05 million (2012: $0.05 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the consolidated balance sheets. As of December 31, 2013, an accrual for current taxes payable of $0.3 million (2012: $0.3 million) was recorded in other liabilities on the consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than

Link to Table of Contents

not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, Greenlight Re, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Year ended December 31
		2013			2012			2011
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	65.5%	(48.1)%	61.8%	77.4%	101.2%	78.5%	65.7%	25.4%	63.6%
Acquisition cost ratio	31.7%	20.8%	31.4%	31.4%	14.0%	30.6%	37.4%	20.9%	36.5%
Composite ratio	97.2%	(27.3)%	93.2%	108.8%	115.2%	109.1%	103.1%	46.3%	100.1%
Internal expense ratio			3.2%			2.8%			2.8%
Corporate expense ratio			0.7%			1.0%			0.9%
Combined ratio			97.1%			112.9%			103.8%

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

Link to Table of Contents

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments (including financial contracts receivable) reported in the consolidated balance sheets as of December 31, 2013, were $1,497.7 million compared to $1,200.7 million as of December 31, 2012, an increase of $297.0 million, or 24.7%, primarily due to additional purchases of investments during the year ended December 31, 2013, and to a lesser extent due to an increase in the market values of our long equities. As of December 31, 2013, our exposure to long investments increased to 123.7%, compared to 102.5% as of December 31, 2012, while our exposure to short investments increased to 69.8%, compared to 64.0% as of December 31, 2012, as we increased the number and size of long and short positions in our portfolio. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of December 31, 2013, we had borrowed $112.5 million (2012: $73.7 million) from our prime brokers in order to purchase investment securities. In accordance with our current investment guidelines, DME Advisors may use margin leverage up to 15% for Greenlight Re and up to 5% for GRIL for extended time periods and an aggregate of 30% for Greenlight Re and 20% for GRIL for periods not exceeding 30 days. At December 31, 2013, the margin borrowing from prime brokers for our investment portfolio was within these guidelines. The increase in amounts borrowed from prime brokers for investing was due to the increase in our exposure to long and short investments during the year ended December 31, 2013. In addition, as of December 31, 2013, we had borrowed $202.2 million (2012: $252.7 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of December 31, 2013, 85.9% (2012: 85.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.3% (2012: 12.9%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.8% (2012: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2013, $222.6 million (2012: $258.5 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $218.8 million (2012: $254.9 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $3.8 million (2012: $3.6 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the year ended December 31, 2013, equity securities with a fair value of $24.6 million, on the date of transfer, were transferred out of Level 3 classification. During the year ended December 31, 2013, $2.4 million, of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 classification. Details regarding the transfers and reconciliation of Level 3 investments are presented in Note 3 of the accompanying consolidated financial statements. No other transfers into or out of Level 3 took place during the year ended December 31, 2013.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of December 31, 2013, our securities sold, not yet purchased increased by $203.3 million, or 22.4%, to $1,111.7 million from $908.4 million at December 31, 2012, as we increased the number and size of short positions and increased the short exposure in our portfolio from 64.0% to 69.8%. As of December 31, 2013, the restricted cash included $1,111.7 million relating to collateral for securities sold, not yet purchased compared to $910.0 million as of December 31, 2012. Overall our restricted cash increased by $127.3 million, or 10.5%, from $1,206.8 million to $1,334.1 million, primarily as a result of needing more collateral to support the overall increase in securities sold, not yet purchased. This increase was partially offset by

Link to Table of Contents

a decrease in restricted cash relating to our letters of credit outstanding which decreased as a result of a contract commuted during 2013.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net

 At December 31, 2013, reinsurance balances receivable were $167.3 million compared to $173.2 million as of December 31, 2012, a decrease of $5.9 million, or 3.4%. The decrease in the reinsurance balances receivable was primarily attributable to a private passenger automobile contract which terminated on December 31, 2013. Since this contract ended on a cut-off basis, any uncollected and unearned premiums were reversed at December 31, 2013 resulting in a decrease in reinsurance balances receivable. The decrease was partially offset by the increase in premiums written during the year ended December 31, 2013.

Reinsurance balances receivable also includes ceding commissions recoverable from ceding insurers as well as amounts collectible from retrocessionaires for reimbursement of losses paid. At December 31, 2013, uncollateralized loss reserves recoverable of $12.8 million related to an unrated retrocessionaire that is contractually obligated to post collateral but failed to do so. During 2013, an arbitration panel ruled in favor of the Company. The retrocessionaire has challenged the arbitration award, seeking to set it aside. A judge in the Grand Court in Grand Cayman subsequently ordered the retrocessionaire to post security in the amount of the arbitration award pending a hearing on the merits. Additionally, at December 31, 2013 the parent entity of the retrocessionaire was also delinquent in its payment to the Company of $12.0 million relating to ceding commission adjustments included in reinsurance balances receivable. The Company has initiated legal proceedings in order to enforce its contractual rights. The Company believes it will be successful in its pending legal actions. The entire reinsurance balance receivable is considered collectible and, therefore, no provision for uncollectible balances was recorded at December 31, 2013.

  At December 31, 2013, deferred acquisition costs (net of retrocession) decreased by $7.4 million, or 12.5%, compared to December 31, 2012. The decrease was primarily due to the corresponding decrease in unearned premium reserves which decreased $15.1 million, or 8.0% during the same period. The decrease in unearned premium reserves was principally due to the termination of a private passenger automobile contract on December 31, 2013. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2013, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	December 31, 2013			December 31, 2012
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$122,042	$167,986	$290,028	$124,927	$182,536	$307,463
Severity	15,783	24,083	39,866	15,747	33,260	49,007
Total	$137,825	$192,069	$329,894	$140,674	$215,796	$356,470

The decrease in frequency loss reserves as of December 31, 2013, is partially due to the commutation of a multi-line quota share contract during 2013, partially offset by the estimated losses incurred associated with the increase in premiums earned during the year ended December 31, 2013. See "Note 7. Loss and Loss Adjustment Expense Reserves" for a summary of changes in outstanding loss and loss adjustment expense reserves. The decrease in severity loss reserves as of December 31, 2013, is principally a result of reversal of IBNR loss reserves relating to super-storm Sandy. For most of the contracts written as of December 31, 2013, our risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Link to Table of Contents

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of January 1, 2014, our maximum aggregate loss exposure to any series of natural peril events was $177.4 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus estimated reinstatement or additional premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides any single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	106,380	177,390
Europe	35,380	38,480
Japan	35,380	38,480
Rest of the world	35,380	38,480
Maximum Aggregate	106,380	177,390

For the year ended December 31, 2013, loss and loss adjustment expenses recoverable decreased by $17.6 million, or 51.2%, principally due to the commutation of a multi-line retroceded contract.

Funds Withheld

For the year ended December 31, 2013, funds withheld decreased by $7.3 million, or 41.9%, principally due to the commutation of a multi-line retroceded contract. As part of the commutation agreement, we returned the funds that we were withholding as collateral against the retrocessionaire's future obligations.

Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased by $225.9 million to $1,086.3 million as of December 31, 2013, compared to $860.4 million as of December 31, 2012. Retained earnings increased due to net income of $225.7 million reported for the year ended December 31, 2013, while the non-controlling interest decreased by $4.0 million primarily due to withdrawal of funds by DME Advisors from the joint venture during the year ended December 31, 2013. The increase in additional paid-in capital of $4.2 million related to stock compensation expense and from stock options exercised during the year ended December 31, 2013.

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

As of December 31, 2013, Greenlight Re was rated “A (Excellent)” with a stable outlook, while GRIL was rated "A- (Excellent)" with a stable outlook, each by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Link to Table of Contents

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2013, approximately 89% of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of December 31, 2013, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our consolidated statements of income for each reporting period.

For the years ended December 31, 2013, 2012 and 2011, the net cash used in operating activities was $92.7 million, $50.6 million and $25.9 million, respectively. Included in the net cash used in operating activities were investment related expenses (such as investment advisor compensation, and net interest and dividend expenses) of $97.9 million, $53.1 million, $34.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Therefore, excluding the investment related expenses, the net cash provided by our operating activities was $5.2 million, $2.5 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, we increased the net cash provided by our operating activities (excluding investment related expenses) compared to the prior year as a result of cash generated from our underwriting activities. However, compared to 2011, our net cash from operating activities (excluding investment related expenses) has decreased for each of the last two years primarily as a result of claims being paid on our older underwriting contracts that have matured or are currently in run off. Additionally, the decrease has been in part due to the growth in private passenger automobile contracts for which claims are typically paid over a shorter period than our other contracts. For the years ended December 31, 2013 and 2012, the private passenger automobile contracts (including motor physical damage) made up a larger portion of our business (58.4% and 55.3% of gross written premiums, respectively, compared to 9.9% for 2011). As a result more claims were paid over a shorter period, therefore, decreasing the amount of cash generated from operating activities. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

We generated $74.0 million from investing activities for the year ended December 31, 2013, partially as a result of a decrease in cash collateral posted relating to the letters of credit issued and partially from the disposition of financial contracts.There were no significant cash flows related to financing activities during the year ended December 31, 2013.

As of December 31, 2013, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of December 31, 2013, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2013, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of December 31, 2013, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premium unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

Link to Table of Contents

As of December 31, 2013, we had four letter of credit facilities with an aggregate capacity of $760.0 million (2012: $760.0 million) with various financial institutions. See Note 14 of the accompanying consolidated financial statements for details on each of these facilities. As of December 31, 2013, an aggregate amount of $379.1 million (2012: $416.5 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At December 31, 2013, total equity securities and cash and cash equivalents with a fair value in the aggregate of $410.3 million (2012: $441.7 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities for the year ended December 31, 2013.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. In order to provide us with additional flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions and other general corporate purposes, in June 2012, we renewed our Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the year ended December 31, 2013.

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2013, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2014 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. As of December 31, 2013, the Company was authorized to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2013.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of December 31, 2013, there were 961,587 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2013 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$557	$1,057	$699	$—	$2,313
Specialist service agreement	700	550	—	—	1,250
Private equity and limited partnerships (2)	6,280	—	—	—	6,280
Loss and loss adjustment expense reserves (3)	180,554	88,382	55,525	5,433	329,894
	$188,091	$89,989	$56,224	$5,433	$339,737

(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

Link to Table of Contents

(2)    As of December 31, 2013, we had made total commitments of $18.7 million in private investments of which we have invested $12.4 million, and our remaining commitments to these investments total $6.3 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in Greenlight Re's and GRIL's investment portfolio may be held in private equity securities without specific approval from their respective Boards of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of December 31, 2013, $1,111.7 million of securities sold, not yet purchased, were secured by $1,111.7 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at expiry. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 14 to the accompanying consolidated financial statements.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 14 to the accompanying consolidated financial statements.

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

On January 1, 2008, we entered into an agreement wherein the Company and DME Advisors agreed to create a joint venture for the purposes of managing certain jointly-held assets. This agreement was amended effective August 31, 2010 to include GRIL as a participant to the agreement. Effective January 1, 2014, the agreement was amended and restated to replace DME Advisors with DME Advisors, LLC ("DME") as the participant to the joint venture (the "venture agreement"). Simultaneously, the Company, its reinsurance subsidiaries and DME entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). The term of the venture agreement and the advisory agreement is January 1, 2014 through December 31, 2016, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we pay DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2013, $54.2 million of performance allocation was calculated at the 20% rate and included in net investment income.

In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The service agreement had an

Link to Table of Contents

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the years ended December 31, 2013, 2012 and 2011, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	commodity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk; and

•	political risk.

Equity Price Risk

As of December 31, 2013, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2013, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $70.5 million, or 5.1%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivative securities directly impacted by fluctuations in the prices of commodities. As of December 31, 2013, our investment portfolio included exposure to changes in commodity prices, through ownership of physical commodities and commodity-linked derivative securities. As of December 31, 2013, a 10% decline in the price of

Link to Table of Contents

each of these commodities and commodity-linked securities would have resulted in a $6.7 million, or 0.5%, decline in the fair value of our total investment portfolio. We, along with our investment advisor, periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2013, we had loss reserves reported in foreign currencies of £17.8 million. As of December 31, 2013, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $2.9 million. Alternatively, a 10% increase in the U.S. dollar against the GBP would result in a reduction of $2.9 million in our recorded loss reserves.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2013, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2013:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Australian Dollar	$9,679	0.7%	$(4,617)	(0.3)%
Brazilian Real	2,280	0.2	(2,280)	(0.2)
British Pound	(5,555)	(0.4)	5,555	0.4
Chinese Yuan	12,673	0.9	(953)	(0.1)
Japanese Yen	26,237	1.9	(13,344)	(1.0)
Other	510	—	(510)	—
Total	$45,824	3.3%	$(16,149)	(1.2)%

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

Link to Table of Contents

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$13,270	0.96%	$(14,456)	(1.05)%
Credit default swaps	(72)	(0.01)	72	0.01
Interest rate options	461	0.03	(23)	—
Net exposure to interest rate risk	$13,659	0.98%	$(14,407)	(1.04)%

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

Political Risk

We are exposed to political risk to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trade securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our investment strategy and underwriting operations. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see "Item 1A. Risk Factors").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth under Part IV Item 15.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

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
February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
February 18, 2014	February 18, 2014

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
February 18, 2014	February 18, 2014

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
February 18, 2014	February 18, 2014

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
February 18, 2014	February 18, 2014

/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
February 18, 2014

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘‘Item 9A. Controls and Procedures - Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 18, 2014

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2013 and 2012 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 18, 2014

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2013	2012
Assets
Investments
Debt instruments, trading, at fair value	$4,312	$1,763
Equity securities, trading, at fair value	1,282,156	1,042,715
Other investments, at fair value	107,211	133,450
Total investments	1,393,679	1,177,928
Cash and cash equivalents	3,722	21,890
Restricted cash and cash equivalents	1,334,074	1,206,837
Financial contracts receivable, at fair value	104,048	22,744
Reinsurance balances receivable	167,340	173,221
Loss and loss adjustment expenses recoverable	16,829	34,451
Deferred acquisition costs, net	51,797	59,177
Unearned premiums ceded	3,173	3,616
Notes receivable	16,049	19,330
Other assets	4,565	3,559
Total assets	$3,095,276	$2,722,753
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,111,690	$908,368
Financial contracts payable, at fair value	18,857	19,637
Due to prime brokers	314,702	326,488
Loss and loss adjustment expense reserves	329,894	356,470
Unearned premium reserves	173,057	188,185
Reinsurance balances payable	38,789	35,292
Funds withheld	10,126	17,415
Other liabilities	11,857	10,488
Total liabilities	2,008,972	1,862,343
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,791,865 (2012: 30,447,179): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2012: 6,254,949))	3,705	3,670
Additional paid-in capital	496,622	492,469
Retained earnings	551,268	325,569
Shareholders’ equity attributable to shareholders	1,051,595	821,708
Non-controlling interest in joint venture	34,709	38,702
Total equity	1,086,304	860,410
Total liabilities and equity	$3,095,276	$2,722,753

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2013, 2012 and 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2013	2012	2011
Revenues
Gross premiums written	$535,702	$427,844	$397,659
Gross premiums ceded	(2,780)	24,275	(46,920)
Net premiums written	532,922	452,119	350,739
Change in net unearned premium reserves	14,977	14,595	29,036
Net premiums earned	547,899	466,714	379,775
Net investment income	218,140	78,941	23,118
Other income (expense), net	(950)	(259)	253
Total revenues	765,089	545,396	403,146
Expenses
Loss and loss adjustment expenses incurred, net	338,493	366,601	241,690
Acquisition costs, net	171,872	142,721	138,751
General and administrative expenses	21,718	17,539	13,892
Total expenses	532,083	526,861	394,333
Income before income tax expense	233,006	18,535	8,813
Income tax expense	(538)	(86)	(247)
Net income including non-controlling interest	232,468	18,449	8,566
Income attributable to non-controlling interest in joint venture	(6,769)	(3,851)	(1,797)
Net income	$225,699	$14,598	$6,769
Earnings per share
Basic	$6.13	$0.40	$0.19
Diluted	$6.01	$0.39	$0.18
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	36,838,128	36,702,128	36,548,466
Diluted	37,585,167	37,361,338	37,286,454

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2010	$3,646	$485,555	$304,202	$793,403	$45,758	$839,161
Issue of Class A ordinary shares, net of forfeitures	8	—	—	8	—	8
Share-based compensation expense, net of forfeitures	—	2,923	—	2,923	—	2,923
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(4,960)	(4,960)
Income attributable to non-controlling interest in joint venture	—	—	—	—	1,797	1,797
Net income	—	—	6,769	6,769	—	6,769
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698

Issue of Class A ordinary shares, net of forfeitures	$16	$316	$—	$332	$—	$332
Share-based compensation expense, net of forfeitures	—	3,675	—	3,675	—	3,675
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(7,744)	(7,744)
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,851	3,851
Net income	—	—	14,598	14,598	—	14,598
Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410

Issue of Class A ordinary shares, net of forfeitures	$35	$492	$—	$527	$—	$527
Share-based compensation expense, net of forfeitures	—	3,661	—	3,661	—	3,661
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,762)	(10,762)
Income attributable to non-controlling interest in joint venture	—	—	—	—	6,769	6,769
Net income	—	—	225,699	225,699	—	225,699
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011
(expressed in thousands of U.S. dollars)

	2013	2012	2011
Cash provided by (used in) operating activities
Net income	$225,699	$14,598	$6,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(154,792)	(67,307)	76,170
Net realized (gains) losses on investments and financial contracts	(141,976)	(60,762)	(139,760)
Foreign exchange (gains) losses on restricted cash and cash equivalents, net	(19,305)	(3,682)	6,953
Income attributable to non-controlling interest in joint venture	6,769	3,851	1,797
Share-based compensation expense, net of forfeitures	3,675	3,689	2,931
Depreciation expense	325	250	232
Net change in
Reinsurance balances receivable	5,881	(31,943)	(31,711)
Loss and loss adjustment expenses recoverable	17,622	(4,693)	(17,782)
Deferred acquisition costs, net	7,380	9,548	18,664
Unearned premiums ceded	443	23,617	(19,809)
Other assets	(291)	1,683	(1,378)
Loss and loss adjustment expense reserves	(26,576)	115,191	54,812
Unearned premium reserves	(15,128)	(37,550)	(9,248)
Reinsurance balances payable	3,497	3,100	18,215
Funds withheld	(7,289)	(20,616)	8,957
Other liabilities	1,369	434	(1,732)
Net cash used in operating activities	(92,697)	(50,592)	(25,920)
Investing activities
Purchases of investments, trading	(931,036)	(830,515)	(848,274)
Sales of investments, trading	933,356	903,344	812,235
Purchases of financial contracts	(64,153)	(70,658)	(51,277)
Dispositions of financial contracts	90,282	39,417	49,389
Securities sold, not yet purchased	940,486	822,718	847,821
Dispositions of securities sold, not yet purchased	(766,680)	(645,225)	(778,744)
Change in due to prime brokers	(11,786)	66,129	(12,712)
Change in restricted cash and cash equivalents, net	(107,932)	(245,693)	12,878
Change in notes receivable, net	3,281	(1,893)	(3,232)
Non-controlling interest withdrawal from joint venture	(10,762)	(7,744)	(4,960)
Fixed assets additions	(1,040)	—	(460)
Net cash provided by investing activities	74,016	29,880	22,664
Financing activities
Net proceeds from exercise of stock options	513	318	—
Net cash provided by financing activities	513	318	—
Net decrease in cash and cash equivalents	(18,168)	(20,394)	(3,256)
Cash and cash equivalents at beginning of the period	21,890	42,284	45,540
Cash and cash equivalents at end of the period	$3,722	$21,890	$42,284
Supplementary information
Interest paid in cash	$23,741	$23,506	$15,882
Interest received in cash	1,468	1,213	530
Income tax paid in cash	531	216	499

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012 and 2011

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Re"), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the "Law") and is subject to regulation by the Cayman Islands Monetary Authority ("CIMA"), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering. During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly-owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Ltd. ("GRIL"), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 ("Irish Regulations"). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the ‘‘Company” refers collectively to GLRE and its consolidated subsidiaries.

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of a contract. A reinstatement premium is not due until there is a full limit loss event and therefore, in accordance with U.S. GAAP, the Company records a reinstatement premium as written only in the event that a client incurs a full limit loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums, are earned over the remaining coverage period.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2013 and 2012, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2013, $10.5 million (2012: $9.6 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2013, $3.7 million (2012: $1.5 million and 2011: $3.9 million) of net profit commission expenses were included in acquisition costs, respectively, on the consolidated statements of income.

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

For the year ended December 31, 2013, the notes receivable earned interest at annual interest rates ranging from 10.0% to 16.0% and had remaining maturity terms ranging from approximately 2 years to 5 years. Interest income earned on notes receivable is included under net investment income in the consolidated statements of income.

At December 31, 2013, included in the notes receivable balance was $10.5 million (2012: $16.5 million), related to a note placed on non-accrual status based on expectations of the Company’s ability to collect any interest that would accrue up to maturity. For the years ended December 31, 2013, 2012 and 2011, no interest was received relating to the note placed on non-accrual status. During the years ended December 31, 2013, 2012 and 2011, the Company recorded an impairment charge of $6.0 million, $0 and $0, respectively, relating to the accrued interest and principal on the note placed on non-accrual status. Impairment charges are included under net investment income in the consolidated statements of income.

At December 31, 2013, included in the notes receivable balance was $0.1 million of accrued interest (2012: $2.0 million). Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at December 31, 2013 and 2012, were expected to be fully collectible and therefore no other provision for uncollectible amounts was deemed necessary at December 31, 2013 and 2012.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2013, included in the consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable were $1.6 million and $0 of deposit assets and deposit liabilities (2012: $5.1 million and $0.7 million), respectively. For the year ended December 31, 2013, $1.3 million was

Link to Table of Contents

included in other income (expense), net, relating to losses on deposit accounted contracts (2012: $0.2 million, 2011: $0.9 million). For the years ended December 31, 2013, 2012 and 2011, there was no gain on deposit accounted contracts recorded.

Fixed Assets

Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2013, 2012 and 2011, there were no impairments in fixed assets.

At December 31, 2013, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(206)	$350
Furniture and fixtures	620	(340)	280
Leasehold improvements	2,002	(703)	1,299
Total	$3,178	$(1,249)	$1,929

At December 31, 2012, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$200	$(200)	$—
Furniture and fixtures	451	(232)	219
Leasehold improvements	1,487	(492)	995
Total	$2,138	$(924)	$1,214

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party.

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

Link to Table of Contents

Share-Based Compensation

The Company has established a stock incentive plan for directors, employees and consultants. In addition, the Company granted share purchase options in 2004 to a service provider in exchange for services received (see Note 10).

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares and restricted stock units ("RSUs") based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period. Share purchase options are expensed over the vesting period on a graded vesting basis.

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

If actual results differ significantly from these estimates and assumptions, particularly in relation to the Company’s estimation of volatility which requires the most judgment, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Foreign Exchange

The reporting and functional currency of the Company and all its subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are translated at the exchange rate in effect at the balance sheet date and translation exchange gains and losses, if any, are included in the consolidated statements of income.

Other Assets

Other assets consist primarily of investment income receivable, prepaid expenses, fixed assets and deferred tax assets.

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals.  At December 31, 2013, other liabilities included accrued bonus of $4.3 million (2012: $2.8 million). Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between two to five years from the end of the fiscal year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Also included in other liabilities are accruals for income taxes payable, professional fees and other general expenses.

Link to Table of Contents

Non-controlling Interest

Non-controlling interest in joint venture on the consolidated balance sheets represents DME Advisors, LP’s (‘‘DME Advisors”) share of assets in the joint venture whereby DME Advisors manages jointly held assets as disclosed in Note 13. DME Advisors’ share of investment income or loss is included in the consolidated statements of income as income attributable to non-controlling interest in joint venture.

Comprehensive Income (Loss)

The Company has no other comprehensive income (loss), other than the net income (loss) disclosed in the consolidated statements of income.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share includes the dilutive effect of RSUs and additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all RSUs, stock options outstanding and all participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Year ended December 31
	2013	2012	2011
Weighted average shares outstanding - basic	36,838,128	36,702,128	36,548,466
Effect of dilutive service provider share-based awards	144,726	147,036	170,056
Effect of dilutive employee and director share-based awards	602,313	512,174	567,932
Weighted average share outstanding - diluted	37,585,167	37,361,338	37,286,454
Anti-dilutive stock options outstanding	218,197	180,000	180,000

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service ("IRS"). Verdant’s taxable income is generally expected to be taxed at a rate of 35%.

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

Link to Table of Contents

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2013 were $142.0 million (2012: $60.8 million gains, 2011: $139.8 million gains). Gross realized gains were $352.9 million (2012: $268.1 million, 2011: $337.9 million) and gross realized losses were $210.9 million (2012: $207.3 million, 2011: $198.1 million). For the year ended December 31, 2013, included in net investment income in the consolidated statements of income were $154.8 million of net gains (2012: $67.6 million of net gains, 2011: $75.7 million of net losses) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2013, cash and investments with a fair value of $410.3 million (2012: $441.7 million) have been pledged as security against letters of credit issued.

As of December 31, 2013, the Company’s investment in Apple Inc. and Micron Technology Inc. were the only investments in excess of 10% of the Company’s shareholders’ equity, with fair values of $161.4 million and $147.0 million, or 14.9% and 13.5% of shareholders' equity, respectively. As of December 31, 2012, the Company’s investment in gold and gold derivatives was the only investment in excess of 10% of the Company’s shareholders’ equity, with fair values of $97.6 million, or 11.3% of shareholders' equity.

   Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income in the consolidated statements of income.

Link to Table of Contents

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2013:

	Fair value measurements as of December 31, 2013
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$3,785	$527	$4,312
Listed equity securities	1,274,920	7,236	—	1,282,156
Commodities	60,888	—	—	60,888
Private and unlisted equity securities	—	—	46,323	46,323
Financial contracts receivable	4,500	99,548	—	104,048
	$1,340,308	$110,569	$46,850	$1,497,727
Liabilities:
Listed equity securities, sold not yet purchased	$(917,123)	$—	$—	$(917,123)
Debt instruments, sold not yet purchased	—	(194,567)	—	(194,567)
Financial contracts payable	—	(18,857)	—	(18,857)
	$(917,123)	$(213,424)	$—	$(1,130,547)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2012:

	Fair value measurements as of December 31, 2012
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$1,503	$260	$1,763
Listed equity securities	1,040,562	2,153	—	1,042,715
Commodities	94,649	—	—	94,649
Private and unlisted equity securities	—	—	38,801	38,801
Financial contracts receivable	—	22,744	—	22,744
	$1,135,211	$26,400	$39,061	$1,200,672
Liabilities:
Listed equity securities, sold not yet purchased	$(679,897)	$—	$—	$(679,897)
Debt instruments, sold not yet purchased	—	(228,471)	—	(228,471)
Financial contracts payable	—	(19,637)	—	(19,637)
	$(679,897)	$(248,108)	$—	$(928,005)

Link to Table of Contents

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$260	$38,801	$39,061
Purchases	9,224	38,086	47,310
Sales	(9,224)	(7,252)	(16,476)
Total realized and unrealized gains (losses) and amortization included in earnings, net	267	1,269	1,536
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(24,581)	(24,581)
Ending balance	$527	$46,323	$46,850

During the year ended December 31, 2013, $5.0 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities started actively trading on a listed exchange during 2013. However due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expires. Additionally, during the year ended December 31, 2013, $19.6 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 1 as these securities began actively trading on listed exchange and there were no lock-up restrictions on these securities. During the year ended December 31, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

2012	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$465	$31,179	$263	$31,907
Purchases	—	11,518	—	11,518
Sales	(1)	(1,754)	—	(1,755)
Total realized and unrealized gains (losses) and amortization included in earnings, net	(204)	2,834	(263)	2,367
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(4,976)	—	(4,976)
Ending balance	$260	$38,801	$—	$39,061

During the year ended December 31, 2012, $32.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. Additionally, for the year ended December 31, 2012, $5.0 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities began actively trading on a listed exchange during the year ended December 31, 2012. However, due to lock-up period restrictions on these securities, a liquidity discount was used in determining their fair value at December 31, 2012, and therefore classified as Level 2.

There were no other transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2013 and 2012.

Link to Table of Contents

For the year ended December 31, 2013, included in net investment income in the consolidated statements of income were realized gains relating to Level 3 securities of $0.7 million (2012: realized gains of $0.6 million). For Level 3 classified securities held as of the reporting date, the change in unrealized losses for the year ended December 31, 2013 of $1.1 million (2012: unrealized gains of $2.0 million) were included in net investment income in the consolidated statements of income. In addition, for the year ended December 31, 2013, amortization expense of $0 (2012: $0.3 million) relating to financial contracts receivable valued using unobservable inputs, was included in other income (expense), net.

Investments

Debt Instruments, Trading

At December 31, 2013, the following investments were included in debt instruments, trading:

2013	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,116	$—	$(1,589)	$527
Corporate debt – Non U.S.	3,761	115	(91)	3,785
Total debt instruments	$5,877	$115	$(1,680)	$4,312

At December 31, 2012, the following investments were included in debt instruments, trading:

2012	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,317	$205	$(1,856)	$666
Corporate debt – Non U.S.	1,179	—	(82)	1,097
Total debt instruments	$3,496	$205	$(1,938)	$1,763

The maturity distribution for debt instruments held at December 31, 2013 and 2012, was as follows:

	2013		2012
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	—	—	—	—
From five to ten years	—	—	—	—
More than ten years	5,877	4,312	3,496	1,763
	$5,877	$4,312	$3,496	$1,763

Investment in Equity Securities, Trading

At December 31, 2013, the following long positions were included in investment in equity securities, trading:

2013	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$923,594	$361,695	$(28,712)	$1,256,577
Exchange traded funds	50,253	—	(24,674)	25,579
	$973,847	$361,695	$(53,386)	$1,282,156

Link to Table of Contents

At December 31, 2012, the following long positions were included in investment in equity securities, trading:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$875,322	$199,519	$(70,275)	$1,004,566
Exchange traded funds	38,819	—	(670)	38,149
	$914,141	$199,519	$(70,945)	$1,042,715

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of December 31, 2013 and 2012, commodities were comprised of gold bullion.

At December 31, 2013, the following securities were included in other investments:

2013	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$54,633	$6,255	$—	$60,888
Private and unlisted equity securities	45,544	8,170	(7,391)	46,323
	$100,177	$14,425	$(7,391)	$107,211

At December 31, 2012, the following securities were included in other investments:

2012	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$59,929	$34,719	$—	$94,648
Private and unlisted equity securities	36,672	4,914	(2,784)	38,802
	$96,601	$39,633	$(2,784)	$133,450

As of December 31, 2013, included in private and unlisted equity securities are investments in private equity funds with a fair value of $41.6 million (2012: $24.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to December 31, 2013. The private equity funds have varying lock-up periods and as of December 31, 2013, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse. As of December 31, 2013, the Company had $6.3 million (2012: $12.6 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

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

Link to Table of Contents

At December 31, 2013, the following securities were included in investments in securities sold, not yet purchased:

2013	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(836,708)	$57,854	$(130,621)	$(909,475)
Exchange traded funds	(6,318)	—	(1,330)	(7,648)
Corporate debt – U.S.	(8,135)	2	(235)	(8,368)
Sovereign debt – Non U.S.	(170,375)	—	(15,824)	(186,199)
	$(1,021,536)	$57,856	$(148,010)	$(1,111,690)

At December 31, 2012, the following securities were included in investments in securities sold, not yet purchased:

2012	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(697,278)	$76,172	$(58,791)	$(679,897)
Corporate debt – U.S.	(7,353)	26	(381)	(7,708)
Sovereign debt – Non U.S.	(207,122)	—	(13,641)	(220,763)
	$(911,753)	$76,198	$(72,813)	$(908,368)

Financial Contracts

As of December 31, 2013 and 2012, the Company had entered into total return swaps, CDS, options, futures, forwards and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At December 31, 2013, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	JPY	71,162	$383
Futures	JPY/USD	117,494	4,500
Interest rate options	USD	391,559	26
Put options	USD	217,359	12,923
Total return swaps – equities	EUR/GBP/HKD/USD	178,988	83,325
Warrants and rights on listed equities	EUR	5,237	2,891
Total financial contracts receivable, at fair value			$104,048
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	273,877	$(3,625)
Credit default swaps, purchased – sovereign debt	USD	251,467	(3,980)
Forwards	KRW	32,100	(58)
Total return swaps – equities	EUR/GBP/HKD	36,983	(11,194)
Total financial contracts payable, at fair value			$(18,857)

Link to Table of Contents

At December 31, 2012, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	90,374	$4,498
Credit default swaps, purchased – corporate debt	USD	39,665	265
Interest rate options	USD	2,299,933	109
Put options	USD	314,695	17,709
Total return swaps – equities	GBP/HKD/JPY	3,664	163
Total financial contracts receivable, at fair value			$22,744
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	234,212	$(3,365)
Credit default swaps, purchased – sovereign debt	USD	251,467	(5,443)
Put options	USD	16,071	(1,636)
Total return swaps – equities	GBP/HKD	76,697	(9,193)
Warrants and rights on listed equities	USD/CAD	—	—
Total financial contracts payable, at fair value			$(19,637)

As of December 31, 2013 and 2012, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options (under financial contracts receivable) are options on foreign currencies, primarily the Japanese Yen, the Australian Dollar and the Chinese Yuan, denominated in U.S. dollars.

Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options, a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2013, the Company held OTC put options (long) with fair values of $12.9 million. As of December 31, 2012, the Company held OTC put options (long) and call options (long) with fair values of $17.2 million and $1.5 million, respectively.

Link to Table of Contents

During the years ended December 31, 2013, 2012 and 2011, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Year ended December 31
		2013	2012	2011
		($ in thousands)
Credit default swaps, issued – corporate debt	Net investment income (loss)	$—	$—	$4,785
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(3,552)	(7,342)	1,042
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(1,087)	(5,086)	14,957
Currency forwards	Net investment income (loss)	11,209	—	(3,612)
Futures	Net investment income (loss)	12,504	(13,064)	(2,365)
Interest rate options	Net investment income (loss)	(82)	(2,127)	(9,625)
Options, warrants, and rights	Net investment income (loss)	21,446	(8,988)	(29,185)
Total return swaps – equities	Net investment income (loss)	85,638	(13,176)	8,094
Weather derivative swap	Other income (expense), net	—	(263)	(451)
Total		$126,076	$(50,046)	$(16,360)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the year ended December 31, 2013, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2013	Year ended December 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Currency forwards	$423,443	$115,884
Futures	401,672	292,529
Interest rate options (1)	—	376,385
Options (1)	930,410	965,991
Total return swaps	194,343	88,404
Total	$1,949,868	$1,839,193
(1) Exited amount excludes options which expired or were exercised during the period.

Link to Table of Contents

For the year ended December 31, 2012, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2012	Year ended December 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Credit default swaps	$—	$45,966
Futures	1,033,604	1,208,785
Options (1)	818,319	436,033
Total return swaps	67,755	61,535
Weather derivative swap	—	5,000
Total	$1,919,678	$1,757,319
(1) Exited amount excludes options which expired or were exercised during the period.

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security.

As of December 31, 2013, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2013	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet	(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$104,048	$—	$104,048	$(45,168)	$58,880
Financial contracts payable	(18,857)	—	(18,857)	34,859	16,002
Securities sold, not yet purchased	(1,111,690)	—	(1,111,690)	1,111,690	—

As of December 31, 2012, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2012	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet	(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$22,744	$—	$22,744	$(947)	$21,797
Financial contracts payable	(19,637)	—	(19,637)	39,268	19,631
Securities sold, not yet purchased	(908,368)	—	(908,368)	908,368	—

Link to Table of Contents

4.        DUE TO PRIME BROKERS

As of December 31, 2013, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Notes 6 and 14). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At December 31, 2013, the amounts due to prime brokers included $202.2 million (2012: $252.7 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $112.5 million (2012: $73.7 million) of borrowing relating to investment purchases.

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

5.        CASH AND CASH EQUIVALENTS

	2013	2012
	($ in thousands)
Cash at banks	$3,674	$7,561
Cash held with brokers	48	14,329
Total cash and cash equivalents	$3,722	$21,890

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

	2013	2012
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$1,111,690	$910,003
Cash collateral relating to letters of credit issued	202,248	252,748
Cash and cash equivalents held by swap counterparties	20,136	44,086
Total restricted cash and cash equivalents	$1,334,074	$1,206,837

Link to Table of Contents

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2013	2012	2011
	($ in thousands)
Gross balance at January 1	$356,470	$241,279	$186,467
Less: Losses recoverable	(34,451)	(29,758)	(11,976)
Net balance at January 1	322,019	211,521	174,491
Incurred losses related to:
Current year	344,613	309,703	215,675
Prior years	(6,120)	56,898	26,015
Total incurred	338,493	366,601	241,690
Paid losses related to:
Current year	(177,871)	(130,717)	(81,732)
Prior years	(170,018)	(125,767)	(122,898)
Total paid	(347,889)	(256,484)	(204,630)
Foreign currency revaluation	442	381	(30)
Net balance at December 31	313,065	322,019	211,521
Add: Losses recoverable	16,829	34,451	29,758
Gross balance at December 31	$329,894	$356,470	$241,279

For the year ended December 31, 2013, the net favorable loss development relating to prior year contracts amounted to $6.1 million and was primarily related to the following:

●
Elimination of $15.0 million of reserves relating to super-storm Sandy based on additional information received from the client which indicated that the losses would not exceed the threshold of coverage provided under the contract. As a result of the reversal of loss reserves, the Company also reversed reinstatement premiums earned of $2.6 million;

●
$4.0 million of favorable loss development relating to commercial automobile business due to better than expected loss development on open claims and settling of claims at lower amounts than expected. Loss reserves were decreased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information;

●
$3.0 million favorable loss development relating to a non-standard automobile contract as a result of final settlement of losses upon commutation of the contract at an amount lower than originally reserved. However, because this contract included a sliding scale ceding commission rate, the decrease in loss reserves was offset by a $2.3 million increase in ceding commissions recorded as acquisition costs;

●
$2.4 million favorable loss development relating to Florida homeowners' insurance business due to better than expected development on sinkhole claims, primarily as a result of legislative changes implemented in the State of Florida during 2012;

●
$17.7 million of adverse loss development, net of retrocession recoveries, relating to general liability business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information; and

●
$4.0 million of adverse loss development on a 2007 casualty clash contract based on updated claims and loss information received from the client. The new information indicated that ground up losses under the contract estimated by the client had increased resulting in additional losses attaching to the Company's layer. As a result of this increase in loss reserves, the Company recorded reinstatement premiums of $1.2 million.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2013.

Link to Table of Contents

For the year ended December 31, 2012, the net loss reserves on prior period contracts increased by $56.9 million which primarily related to the following:

●
$18.8 million of adverse loss development on a commercial motor liability contract that has been in run-off since 2010. The increase in loss reserves was based on updated loss data received from the third party claims adjuster and the client, as well as the Company's quarterly analysis of the remaining open claims and the reserves required to settle and resolve all remaining claims and any new reported claims;

●
$21.9 million of adverse loss development, net of retrocession recoveries, relating to commercial motor liability exposures that are currently in run-off on two multi-line quota share contracts. Since these contracts are less mature than the Company's other commercial motor liability contract, there is more uncertainty as to the ultimate losses to be paid. As a result, the Company has recorded loss reserves for the commercial motor portion of these contracts consistent with the loss ratio recorded for the more mature commercial motor contract. Loss reserves were increased on these contracts after extensive review of existing claims data, the Company's previous experience with commercial motor liability business and actuarial analysis based on data received from third party claims handlers and the client;

●
$9.0 million of adverse loss development on a 2010 natural peril contract relating to the 2010 New Zealand earthquake. This adverse loss development resulted from revised estimated losses expected on the underlying policies by the ceding insurer, primarily due to complex engineering and structural requirements as well as building-code changes being implemented in New Zealand. The updated loss reserves resulted in a full limit loss of $10.0 million under this contract; and

●
$4.6 million of adverse loss development, net of retrocession recoveries, on prior period Florida homeowners' contracts due to a combination of an increase in attritional losses as well as an increase in sinkhole losses based on updated information received from the ceding insurer during the period as well as a reassessment in connection with the Company's quarterly reserve analysis. These contracts contain sliding scale commission adjustments which offset some of the adverse loss development. Therefore, $4.6 million of adverse loss development was offset by a reduction of $1.3 million in commission expenses.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2012.

For the year ended December 31, 2011, the net losses incurred included $26.0 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2011, the loss development on prior year contracts primarily related to the following:

●
Adverse loss development of $15.7 million based on data received from the client and the Company's reserve analysis relating to prior year commercial motor liability contracts that are in run-off. The Company received additional loss data from the client during 2011 that indicated higher than expected paid and incurred losses. During 2011, based on a review of the client’s actual loss data and as part of the Company's quarterly reserve analysis, the Company increased its loss reserves accordingly;

●
Adverse loss development of $9.7 million, net of retrocession recoveries, on multi-line quota share contracts based on data received from the clients and a reassessment in connection with the Company's quarterly reserve analysis which indicated higher large loss activity on the accounts than originally expected;

●	Adverse loss development of $1.6 million on Florida homeowners’ contracts based on data received from the client and a reassessment in connection with the Company's quarterly reserve analysis; and

●
Favorable loss development of $1.3 million relating to a specialty health contract based on data received from the client and a reassessment in connection with the Company's quarterly reserve analysis.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2011.

At December 31, 2013 and 2012, loss and loss adjustment expense reserves were comprised of the following:

Link to Table of Contents

	2013	2012
	($ in thousands)
Case reserves	$137,825	$140,674
IBNR	192,069	215,796
Total	$329,894	$356,470

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

For the year ended December 31, 2013, loss and loss adjustment expenses incurred of $338.5 million (2012: $366.6 million and 2011: $241.7 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $(10.2) million (2012: $13.0 million and 2011: $28.1 million). The negative loss and loss expenses recovered for the year ended December 31, 2013, were due to reversal of loss reserves on retrocession contracts that were novated during the first quarter of 2013.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2013, the Company had loss reserves recoverable of $16.8 million (December 31, 2012: $34.3 million) with unrated retrocessionaires. At December 31, 2013 and 2012, $4.0 million and $11.4 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral, and the remainder was secured by other collateral in the form of guarantees.

At December 31, 2013, uncollateralized loss reserves recoverable of $12.8 million related to an unrated retrocessionaire who is contractually obligated to post collateral but has failed to do so. During 2013, an arbitration panel ruled in favor of the Company. The retrocessionaire challenged the arbitration award, seeking to set it aside. A judge in the Grand Court in Grand Cayman subsequently ordered the retrocessionaire to post security in the amount of the arbitration award pending a hearing on the merits. Additionally, at December 31, 2013 the parent entity of the retrocessionaire was also delinquent in its payment to the Company of $12.0 million relating to ceding commission adjustments included in reinsurance balances receivable. The Company has initiated legal proceedings in order to enforce its contractual rights. The Company believes it will be successful in its pending legal actions.

The Company regularly evaluates the financial condition of all its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At December 31, 2013 and 2012, no provision for uncollectible losses recoverable was considered necessary.

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2013, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

The Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008 (the "Articles"), provide that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote an amount of shares which would cause any United States person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

Link to Table of Contents

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

As of December 31, 2013, the Company had an unused Form S-3 registration statement, declared effective by the SEC on July 10, 2009, which was renewed in June 2012 and expires in June 2015 unless renewed, for an aggregate principal amount of $200 million in securities.

Shares authorized for issuance are comprised of 300,000 (2012: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2012: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible directors, employees and consultants. As of December 31, 2013, 20,000 (2012: 250,000) Class A ordinary shares remained available for future issuance relating to share purchase options granted to the service provider, and 961,587 (2012: 1,136,504) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2014, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2013, 2.0 million shares remained available under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	2013		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,447,179	6,254,949	30,283,200	6,254,949	30,200,835	6,254,949
Issue of ordinary shares, net of forfeitures	344,686	—	163,979	—	82,365	—
Balance – end of year	30,791,865	6,254,949	30,447,179	6,254,949	30,283,200	6,254,949

Previously, Greenlight Re, the Company's reinsurance subsidiary based in the Cayman Islands, was required to maintain a minimum net worth of US$120,000. During 2012, CIMA adopted the Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the "Insurance Regulations"). The Insurance Regulations impose a Minimum Capital Requirement of US$50.0 million and a Prescribed Capital Requirement of $449.4 million on Greenlight Re as of December 31, 2013. Greenlight Re's statutory capital and surplus of $988.7 million exceeded the Minimum Capital Requirement as well as the Prescribed Capital Requirement. For the years ended December 31, 2013, 2012 and 2011, Greenlight Re's net income was $229.8 million, $15.3 million, and $10.3 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re's GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2013 and 2012.

As of December 31, 2013, none of the Company's retained earnings were restricted from payment of dividends to the Company's shareholders. However, since most of the Company's capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company's subsidiaries would likely be required in order to fund a dividend to the Company's shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. As of December 31, 2013, $539.3 million of Greenlight Re's capital and surplus was available for distribution as dividends. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has

Link to Table of Contents

powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2013, $6.0 million of GRIL's capital and surplus was available for distribution as dividends.

GRIL is obliged to maintain a minimum level of capital (the "Required Minimum Margin"). As of December 31, 2013 and 2012 GRIL met those requirements. As of December 31, 2013 and 2012, GRIL's statutory capital and surplus was the same as its U.S. GAAP capital and surplus of $46.1 million and $42.5 million, respectively. The required solvency margin for GRIL as of December 31, 2013 and 2012 was $13.6 million and $8.3 million, respectively. GRIL's statutory net income (loss) was $3.6 million, $1.8 million and $(1.6) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

10.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants as detailed in Note 9 above.

Service Provider Share Purchase Options

On September 20, 2004, the Company had granted share purchase options to a service provider to purchase 400,000 Class A ordinary shares at an exercise price of $10 per share. The Company had previously repurchased 100,000 of the share purchase options. During the year ended December 31, 2013, 230,000 share purchase options were exercised (2012: 0, 2011: 50,000) resulting in the issuance of 161,734 Class A ordinary shares (2012: 0, 2011: 25,843). As of December 31, 2013, there were 20,000 service provider share purchase options outstanding (2012: 250,000) with an exercise price of $10 per share option, which will expire in August 2014.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

For the year ended December 31, 2013, 111,231 (2012: 112,477, 2011: 99,573) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2013, the Company also issued to non-employee directors an aggregate of 36,374 (2012: 35,994, 2011: 36,565) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contain similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2013, 16,826 (2012: 7,492, 2011: 79,616) restricted shares were forfeited by employees who left the Company prior to the expiration of the vesting period. For the year ended December 31, 2013, in accordance with U.S. GAAP, stock compensation expense of $0.2 million (2012: $0.2 million, 2011: $0.8 million) relating to the forfeited restricted shares was reversed.

The Company recorded $3.2 million of share-based compensation expense relating to restricted shares for the year ended December 31, 2013 (2012: $3.1 million, 2011: $2.4 million). As of December 31, 2013, there were $3.5 million (2012: $3.4 million, 2011: $3.0 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.7 years (2012: 1.7 years, 2011: 1.6 years). For the year ended December 31, 2013, the total fair value of restricted shares vested was $2.8 million (2012: $3.3 million, 2011: $3.3 million).

Link to Table of Contents

The restricted share award activity during the years ended December 31, 2013 and 2012 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2011	358,563	$21.03
Granted	148,471	24.60
Vested	(191,136)	17.34
Forfeited	(7,492)	25.36
Balance at December 31, 2012	308,406	24.93
Granted	147,605	24.59
Vested	(110,194)	25.08
Forfeited	(16,826)	24.55
Balance at December 31, 2013	328,991	$24.74

Employee and Director Stock Options

     For the year ended December 31, 2013, 38,197 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2012: 45,290). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2014, 2015 and 2016, and expire 10 years after the grant date. The grant date fair value of these options was $13.09 per share (2012: $11.04 per share), based on the Black-Scholes option pricing model. The Company’s shares have not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, the Company determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility in determining the expected volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2013	2012	2011
Risk free rate	2.85%	1.50%	2.27%
Estimated volatility	35.00%	35.00%	35.00%
Expected term (in years)	10	10	10
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0%

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2013 related to employee and director stock options was $0.6 million (2012: $0.6 million, 2011: $0.5 million). At December 31, 2013, the total compensation cost related to non-vested options not yet recognized was $0.4 million (2012: $0.5 million, 2011: $0.6 million) to be recognized over a weighted average period of 1.5 years (2012: 1.5 years, 2011: 1.7 years) assuming the employees complete their service period for vesting of the options.

For the year ended December 31, 2013, 56,500 (2012: 23,000, 2011: 0) stock options were exercised resulting in the issuance of 52,173 (2012: 23,000, 2011: 0) Class A ordinary shares. The intrinsic value of options exercised during the year ended December 31, 2013 was $0.8 million (2012: $0.2 million, 2011: $0.0 million). For any options exercised, the Company issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Link to Table of Contents

Employee and director stock option activity during the years ended December 31, 2013 and 2012 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2011	1,399,000	$15.06	$6.73
Granted	45,290	23.80	11.04
Exercised	(23,000)	13.85	7.13
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2012	1,421,290	15.36	6.87
Granted	38,197	26.44	13.09
Exercised	(56,500)	11.44	5.70
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2013	1,402,987	$15.82	$7.08

At December 31, 2013, the weighted-average remaining contractual term for options outstanding was 3.3 years (2012: 4.1 years).

At December 31, 2013, 1,326,694 (2012: 1,337,323) stock options were exercisable. These options had a weighted-average exercise price of $15.35 (2012: $14.92) and a weighted-average remaining contractual term of 3.0 years (2012: 3.8 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2013 was $13.09 (2012: $11.04, 2011: $10.32). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 was $25.1 million and $24.4 million, respectively (2012: $12.2 million and $12.1 million, respectively). During the year ended December 31, 2013, 45,871 (2012: 36,323, 2011: 85,000) options vested which had a weighted average grant date fair value of $11.08 (2012: $10.55, 2011: $9.00).

Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the year ended December 31, 2013, 5,941 (2012: nil, 2011: nil) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2012	—	$—
Granted	5,941	24.41
Vested	—	—
Forfeited	—	—
Balance at December 31, 2013	5,941	$24.41

For the years ended December 31, 2013, 2012 and 2011, the general and administrative expenses included stock compensation expense (net of forfeitures) of $3.8 million, $3.7 million and $2.9 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

Link to Table of Contents

11.      NET INVESTMENT INCOME

A summary of net investment income (loss) for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	($ in thousands)
Realized gains	$141,976	$60,762	$139,760
Change in unrealized gains	154,791	67,569	(75,719)
Investment related foreign exchange gains (losses)	19,305	3,682	(6,953)
Interest and dividend income	22,265	21,131	17,528
Interest, dividend and other expenses	(47,665)	(38,545)	(30,837)
Investment advisor compensation	(72,532)	(35,658)	(20,661)
Net investment income	$218,140	$78,941	$23,118

Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2013, investment income, net of all fees and expenses, resulted in a gain of 19.6% on the investment portfolio. This compares to a gain of 7.1% and a gain of 2.1% reported for the years ended December 31, 2012 and 2011, respectively.

12.      TAXATION

The Company and Greenlight Re are each domiciled in the Cayman Islands and under current Cayman Islands law, no corporate entity, including the Company and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. Each of the Company and Greenlight Re intends to conduct all of its operations in a manner that will not cause it to be treated as engaging in a trade or business within the United States and will not cause it to be subject to current U.S. federal income taxation on its net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, there can be no assurance that the IRS will not successfully assert that the Company or Greenlight Re is engaged in a trade or business within the U.S.

Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the IRS. Verdant’s taxable income is taxed at an effective tax rate of 35%. GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is taxed at a rate of 12.5% on its trading income.

At December 31, 2013, included in the consolidated balance sheet under other assets is a deferred tax asset of $0.05 million (2012: $0.05 million) resulting solely from the temporary differences in recognition of expenses. An accrual has been recorded for current taxes payable under other liabilities in the consolidated balance sheet at December 31, 2013 for $0.3 million (2012: $0.3 million). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, Greenlight Re, GRIL or Verdant.

Link to Table of Contents

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2013, 2012 and 2011:

	2013	2012		2011
	($ in thousands)
Current tax (expense) benefit	$(534)	$(246)		$(226)
Tax recovered	—	169	(1)	—
Deferred tax (expense) benefit	(4)	(9)		(21)
Income tax (expense) benefit	$(538)	$(86)		$(247)

(1) During the year ended December 31, 2012, $0.2 million of tax refunds were received by GRIL relating to its operating losses for the 2011 tax year which were carried back and applied against the taxes previously paid for the 2010 tax year.

13.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

As of December 31, 2013, the Company and its reinsurance subsidiaries were party to an investment advisory agreement with DME Advisors (the "prior agreement") under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purpose of managing certain jointly held assets. Effective January 1, 2014, the prior agreement was amended and restated to replace DME Advisors with DME Advisors, LLC ("DME") as the participant to the joint venture (the "venture agreement"). Simultaneously, the Company, its reinsurance subsidiaries and DME entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). DME and DME Advisors are related to the Company and an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the prior agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors was allocated, subject to a loss carry forward provision, to DME Advisors’ account. The loss carry forward provision allowed DME Advisors to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the aggregate investment loss was earned. DME Advisors was not entitled to earn a performance allocation in a year in which the investment portfolio incurred a loss. For the year ended December 31, 2013, the net investment income (see Note 11) was net of performance allocation of $54.2 million (2012: $18.8 million, 2011: $5.4 million). Effective January 1, 2014, pursuant to the venture agreement, the terms of the performance allocation remained unchanged except that the performance allocation is allocated to DME instead of DME Advisors.

Additionally, pursuant to the prior agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s capital account managed by DME Advisors was payable to DME Advisors. For the year ended December 31, 2013, the net investment income (see Note 11) is net of management fees of $18.3 million (2012: $16.9 million, 2011: $15.2 million). The management fees have been fully paid as of December 31, 2013. Under the advisory agreement, the 0.125% monthly fee will continue to be paid to DME Advisors.

Pursuant to the prior agreement, the Company had agreed to indemnify DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company would reimburse DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME Advisors. For the year ended December 31, 2013, there were no indemnification payments made by the Company. Pursuant to the advisory agreement and the venture agreement, the Company continues to indemnity DME Advisors and DME. See Note 17 for further details on the venture agreement and the advisory agreement.

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

Link to Table of Contents

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At December 31, 2013, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

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
	$760,000

As of December 31, 2013, an aggregate amount of $379.1 million (2012: $416.5 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of December 31, 2013, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $410.3 million (2012: $441.7 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2013 and 2012.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of December 31, 2013.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2013.

The total rent expense related to leased office space for the year ended December 31, 2013 was $0.5 million, (2012: $0.4 million, 2011: $0.3 million ).

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

Private Equity and Limited Partnerships

From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of December 31, 2013, the Company had

Link to Table of Contents

commitments to invest an additional $6.3 million (2012: $20.8 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2014	2015	2016	2017	2018	Thereafter	Total
	($ in thousands)
Operating lease obligations	$557	$557	$500	$466	$233	$—	$2,313
Specialist service agreement	700	400	150	—	—	—	1,250
Private equity and limited partnerships (1)	6,280	—	—	—	—	—	6,280
	$7,537	$957	$650	$466	$233	$—	$9,843

(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2014.

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

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company's gross written premiums:

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Largest broker	$282,337	52.7%	$242,665	56.7%	$139,251	35.0%
2nd largest broker	119,117	22.2	63,044	14.7	107,641	27.1
3rd largest broker	—	—	48,497	11.3	50,985	12.8
4th largest broker	—	—	—	—	49,398	12.4
	$401,454	74.9%	$354,206	82.7%	$347,275	87.3%

Link to Table of Contents

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2013		2012		2011
	($ in thousands)
Property
Aviation	$168	—%	$—	—%	$—	—%
Commercial lines	9,999	1.9	15,110	3.5	10,019	2.5
Energy	659	0.1	—	—	—	—
Motor physical damage	57,952	10.8	60,262	14.1	7,026	1.8
Personal lines	145,807	27.2	81,662	19.1	158,482	39.9
Total Property	214,585	40.0	157,034	36.7	175,527	44.2
Casualty
General liability (1)	(815)	(0.2)	22,462	5.3	34,379	8.6
Marine liability	1,956	0.4	2,240	0.5	360	0.1
Motor liability	253,698	47.4	178,204	41.7	86,937	21.9
Professional liability	29,901	5.6	17,301	4.0	20,631	5.2
Total Casualty	284,740	53.2	220,207	51.5	142,307	35.8
Specialty
Financial (1)	3,498	0.7	(256)	(0.1)	12,364	3.1
Health	37,094	6.9	33,874	7.9	38,640	9.7
Workers’ compensation (1)	(4,215)	(0.8)	16,985	4.0	28,821	7.2
Total Specialty	36,377	6.8	50,603	11.8	79,825	20.0
	$535,702	100.0%	$427,844	100.0%	$397,659	100.0%

(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2013		2012		2011
	($ in thousands)
U.S.	$497,044	92.8%	$399,082	93.3%	$353,999	89.0%
Worldwide (1)	9,821	1.8	11,134	2.6	22,595	5.7
Caribbean (2)	(95)	—	328	0.1	300	0.1
Europe	28,932	5.4	17,300	4.0	20,765	5.2
	$535,702	100.0%	$427,844	100.0%	$397,659	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Link to Table of Contents

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2013:

	2013 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$126,964	$135,198	$148,765	$124,775
Gross premiums ceded	3,978	(2,514)	(2,389)	(1,855)
Net premiums written	130,942	132,684	146,376	122,920
Change in net unearned premium reserves	(21,471)	316	17,515	18,617
Net premiums earned	109,471	133,000	163,891	141,537
Net investment income	61,139	24,247	49,448	83,306
Other income (expense), net	389	(488)	(1)	(850)
Total revenues	170,999	156,759	213,338	223,993
Expenses
Loss and loss adjustment expenses incurred, net	66,278	78,345	94,366	99,504
Acquisition costs, net	41,296	42,936	53,521	34,119
General and administrative expenses	3,760	5,943	7,085	4,930
Total expenses	111,334	127,224	154,972	138,553
Income before income tax expense	59,665	29,535	58,366	85,440
Income tax (expense) benefit	(308)	(142)	(90)	2
Net income including non-controlling interest	59,357	29,393	58,276	85,442
Net loss attributable to non-controlling interest in joint venture	(2,624)	(893)	(1,740)	(1,512)
Net income	$56,733	$28,500	$56,536	$83,930
Earnings per share
Basic	$1.54	$0.77	$1.53	$2.27
Diluted	$1.52	$0.76	$1.50	$2.22
Weighted average number of ordinary shares used in the determination of earnings per share:
Basic	36,730,315	36,830,046	36,875,716	36,908,919
Diluted	37,424,894	37,537,500	37,645,053	37,746,223

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2012:

	2012 Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$152,220	$83,986	$67,644	$123,994
Gross premiums ceded	(10,994)	4,602	30,637	30
Net premiums written	141,226	88,588	98,281	124,024
Change in net unearned premium reserves	(39,637)	41,426	18,276	(5,470)
Net premiums earned	101,589	130,014	116,557	118,554
Net investment income (loss)	71,606	(36,896)	96,450	(52,219)
Other income (expense), net	(212)	(236)	191	(2)
Total revenues	172,983	92,882	213,198	66,333
Expenses
Loss and loss adjustment expenses incurred, net	63,307	87,337	126,624	89,333
Acquisition costs, net	36,025	37,905	33,820	34,971
General and administrative expenses	4,624	4,359	4,637	3,919
Total expenses	103,956	129,601	165,081	128,223
Income (loss) before income tax expense	69,027	(36,719)	48,117	(61,890)
Income tax (expense) benefit	(262)	201	(645)	620
Net income (loss) including non-controlling interest	68,765	(36,518)	47,472	(61,270)
Net (income) loss attributable to non-controlling interest in joint venture	(3,632)	449	(1,335)	667
Net income (loss)	$65,133	$(36,069)	$46,137	$(60,603)
Earnings (loss) per share
Basic	$1.78	$(0.98)	$1.26	$(1.65)
Diluted	$1.75	$(0.98)	$1.23	$(1.65)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,550,953	36,660,267	36,678,653	36,702,128
Diluted	37,279,371	36,660,267	37,402,725	36,702,128

17. SUBSEQUENT EVENTS

Effective January 1, 2014, the Company, Greenlight Re, GRIL and DME, (each a "Participant" and collectively the "Participants"), entered into a venture agreement for the purpose of managing certain jointly held assets of each of the Participants. The venture agreement amends and restates the prior agreement dated August 31, 2010 among the Company, Greenlight Re, GRIL and DME Advisors.
The venture agreement (i) replaces DME Advisors with DME as a Participant and (2) simultaneously provides for the Participants to enter into an advisory agreement with DME Advisors.
The term of the venture agreement is January 1, 2014 through December 31, 2016. The term of the prior agreement was from August 31, 2010 through December 31, 2013. The venture agreement renews automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME notifies the other Participants of its desire to terminate the venture agreement or any other Participant notifies DME of its desire to withdraw from the venture agreement. During the term of the venture agreement, neither the Company, Greenlight Re nor GRIL shall engage an investment advisor other than DME or DME Advisors (or an affiliate of DME) to manage its investable assets (as defined in the venture agreement). Additionally, the Company, Greenlight Re and GRIL have agreed to use commercially reasonable efforts to cause each of their respective current and future subsidiaries to become participants or enter into similar agreements.

Link to Table of Contents

Other than the duration, the material terms of the venture agreement are identical to the prior agreement. In particular, pursuant to the venture agreement:
•DME Advisors will receive a monthly management fee based on an annual rate of 1.5% of the capital account balance of each Participant; and

•DME will receive a performance allocation based on the positive performance change in such Participant’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.
The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a Participant’s capital account (other than DME) incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME is not entitled to a performance allocation in a year in which the investment portfolio incurs a loss.
Each of the Company, Greenlight Re and GRIL has agreed to release DME and its affiliates from, and to indemnify and hold them harmless against, any liability arising out of the venture agreement, subject to certain exceptions. Furthermore, DME has agreed to indemnify the Company, Greenlight Re, and GRIL against any liability incurred in connection with certain actions.
The Company, Greenlight Re or GRIL may withdraw as a Participant under the venture agreement with at least 90 days notice prior to the end of the then current term and prior to the expiration of the venture agreement's term only ‘‘for cause,’’ which the agreement defines as:

•	a material violation of applicable law relating to DME’s or DME Advisors' business;

•	DME’s or DME Advisors' gross negligence, willful misconduct or reckless disregard of any of DME's obligations under this agreement or DME Advisors' obligations under the advisory agreement;

•	a material breach by DME or DME Advisors of Greenlight Re’s or GRIL's investment guidelines that is not cured within a 15-day period; or

•	a material breach by DME or DME Advisors' of its obligations to return and deliver assets as any other Participant may request.
In addition, GRIL may withdraw as a Participant under the venture agreement prior to the expiration of its term due to unsatisfactory long term performance of DME or DME Advisors as determined solely by the Board of Directors of GRIL on each anniversary date of the venture agreement.
Additionally, effective January 1, 2014, Greenlight Re, GRIL, DME, and DME Advisors entered into the advisory agreement to provide discretionary advisory services relating to the assets and liabilities of the Participants. Pursuant to the advisory agreement, DME Advisors may formulate the overall investment strategy to be carried out for the Participants, and exercise full discretion in the management of the trading, investment transactions and related borrowing activities of the Participants in order to implement such strategy. The management fee shall be debited against the account of each Participant (other than DME) and paid in cash to DME Advisors on the first day of each month.
Each Participant has agreed to release DME Advisors and its affiliates from, and to indemnify and hold them harmless against, any liability arising out of the investment agreement, subject to certain exceptions such as gross negligence, willful misconduct or reckless disregard of its obligations or uncured breach of the investment guidelines. Furthermore, DME Advisors has agreed to indemnify each of the Participants against any liability incurred in connection with certain actions.

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2013

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$5,877	$4,312	$4,312
Equity securities, trading, at fair value
Common stocks, listed	923,594	1,256,577	1,256,577
Exchange traded funds	50,253	25,579	25,579
Total equity securities, trading, at fair value	973,847	1,282,156	1,282,156
Total investments, trading	$979,724	$1,286,468	$1,286,468
Other investments, at fair value
Private and unlisted equities securities	$54,633	$60,888	$60,888
Commodities	45,544	46,323	46,323
Total other investments, at fair value	100,177	107,211	107,211
Total investments	$1,079,901	$1,393,679	$1,393,679

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$5	$14
Investment in subsidiaries	1,035,423	807,148
Note receivable	3,728	1,675
Due from subsidiaries	16,247	14,241
Total assets	$1,055,403	$823,078
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$3,808	$1,370
Total liabilities	3,808	1,370
Shareholders’ equity
Share capital	3,705	3,670
Additional paid-in capital	496,622	492,469
Retained earnings	551,268	325,569
Total shareholders’ equity	1,051,595	821,708
Total liabilities and shareholders’ equity	$1,055,403	$823,078

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2013	2012	2011
	($ in thousands)
Revenue
Investment income	$1,100	$810	$740
Total revenues	1,100	810	740
Expenses
General and administrative expenses	3,735	3,603	2,884
Net income (loss) before equity in earnings of consolidated subsidiaries	(2,635)	(2,793)	(2,144)
Equity in earnings of consolidated subsidiaries	228,334	17,391	8,913
Consolidated net income	$225,699	$14,598	$6,769

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2013	2012	2011
	($ in thousands)
Cash provided by (used in) operating activities
Net income	$225,699	$14,598	$6,769
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	(228,334)	(17,391)	(8,913)
Share-based compensation expense	3,675	3,689	2,884
Change in
Due from subsidiaries	(2,006)	(52)	(1,523)
Due to subsidiaries	2,438	587	783
Total operating activities	1,472	1,431	—
Investing activities
Change in note receivable	(2,053)	(1,675)	—
Contributed surplus to subsidiaries, net	59	(85)	—
Total investing activities	(1,994)	(1,760)	—
Financing activities
Net proceeds from exercise of stock options	513	318	—
Total financing activities	513	318	—
Net (decrease) increase in cash and cash equivalents	(9)	(11)	—
Cash and cash equivalents at beginning of the year	14	25	25
Cash and cash equivalents at end of the year	$5	$14	$25

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2013	Property & Casualty	$51,797	$329,894	$173,057	$547,899	$218,140	$338,493	$171,872	$21,718	$535,702
2012	Property & Casualty	$59,177	$356,470	$188,185	$466,714	$78,941	$366,601	$142,721	$17,539	$427,844
2011	Property & Casualty	$68,725	$241,279	$225,735	$379,775	$23,118	$241,690	$138,751	$13,892	$397,659

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2013	Property & Casualty	$—	$2,780	$535,702	$532,922	101%
2012	Property & Casualty	$—	$(24,275)	$427,844	$452,119	95%
2011	Property & Casualty	$—	$46,920	$397,659	$350,739	113%

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.2 (1)	Greenlight Capital Re, Ltd. Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-139993)
10.3 (1)	Form of Restricted Stock Award Agreement by and between the Registrant and the Grantee (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-139993)
10.4 (1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993)
10.5 (1)	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-139993)
10.6 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Award (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement No. 333-139993)
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

10.9 (1)
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 2, 2009)

10.10 (1)
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

10.12 (1)
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

10.14 (1)	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 4, 2010)
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
10.18
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.19
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.20
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

Link to Table of Contents

10.21
Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 2, 2010)

10.22
Letter of Credit Agreement, effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 22, 2011)

10.23 (1)
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 30, 2012)

10.24 (1)
Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on February 21, 2012)

10.25 (1)
Employment Agreement, dated September 28, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Claude Wagner (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on February 21, 2012)

10.26
Amendment to amended letter of credit agreement executed on December 16, 2011 between Greenlight Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 21, 2012)

10.27
Amended letter of credit agreement effective as of December 16, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on February 21, 2012)

10.28
Second Amended and Restated Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., Greenlight Capital Re, Ltd. (for limited purposes) and DME Advisors, LLC, Amended and Restated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 7, 2014)

10.29
Investment Advisory Agreement among DME Advisors, LP, The Venture Among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd. and DME Advisors, LLC, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd. and DME Advisors, LLC, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 7, 2014)

12.1	Ratio of earnings to fixed charges and preferred share dividends.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Form 10-K filed on February 22, 2011)
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.