Form 10-Q
period 2014-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2014-05-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,982,296
Class B Ordinary Shares, $0.10 par value	6,254,949
(Class)	Outstanding as of May 2, 2014

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$4,330	$4,312
Equity securities, trading, at fair value	1,227,911	1,282,156
Other investments, at fair value	110,709	107,211
Total investments	1,342,950	1,393,679
Cash and cash equivalents	4,283	3,722
Restricted cash and cash equivalents	1,228,916	1,334,074
Financial contracts receivable, at fair value	82,623	104,048
Reinsurance balances receivable	185,833	167,340
Loss and loss adjustment expenses recoverable	16,192	16,829
Deferred acquisition costs, net	53,046	51,797
Unearned premiums ceded	6,050	3,173
Notes receivable	15,917	16,049
Other assets	5,475	4,565
Total assets	$2,941,285	$3,095,276
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$986,408	$1,111,690
Financial contracts payable, at fair value	23,659	18,857
Due to prime brokers	285,896	314,702
Loss and loss adjustment expense reserves	329,012	329,894
Unearned premium reserves	177,332	173,057
Reinsurance balances payable	43,382	38,789
Funds withheld	9,804	10,126
Other liabilities	12,598	11,857
Total liabilities	1,868,091	2,008,972
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,958,744 (2013: 30,791,865): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,949 (2013: 6,254,949))	3,721	3,705
Additional paid-in capital	497,574	496,622
Retained earnings	542,387	551,268
Shareholders’ equity attributable to shareholders	1,043,682	1,051,595
Non-controlling interest in joint venture	29,512	34,709
Total equity	1,073,194	1,086,304
Total liabilities and equity	$2,941,285	$3,095,276

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31,
	2014	2013
Revenues
Gross premiums written	$118,901	$126,964
Gross premiums ceded	(5,940)	3,978
Net premiums written	112,961	130,942
Change in net unearned premium reserves	(1,272)	(21,471)
Net premiums earned	111,689	109,471
Net investment income (loss)	(10,150)	61,139
Other income, net	441	389
Total revenues	101,980	170,999
Expenses
Loss and loss adjustment expenses incurred, net	67,363	66,278
Acquisition costs, net	37,796	41,296
General and administrative expenses	6,459	3,760
Total expenses	111,618	111,334
Income (loss) before income tax expense	(9,638)	59,665
Income tax (expense) benefit	560	(308)
Net income (loss) including non-controlling interest	(9,078)	59,357
(Income) loss attributable to non-controlling interest in joint venture	197	(2,624)
Net income (loss)	$(8,881)	$56,733
Earnings (loss) per share
Basic	$(0.24)	$1.54
Diluted	$(0.24)	$1.52
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	36,808,386	36,730,315
Diluted	36,808,386	37,424,894

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2014 and 2013
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410
Issue of Class A ordinary shares, net of forfeitures	12	207	—	219	—	219
Share-based compensation expense, net of forfeitures	—	816	—	816	—	816
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,000)	(10,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	2,624	2,624
Net income	—	—	56,733	56,733	—	56,733
Balance at March 31, 2013	$3,682	$493,492	$382,302	$879,476	$31,326	$910,802

Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304
Issue of Class A ordinary shares, net of forfeitures	16	—	—	16	—	16
Share-based compensation expense, net of forfeitures	—	952	—	952	—	952
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(5,000)	(5,000)
Loss attributable to non-controlling interest in joint venture	—	—	—	—	(197)	(197)
Net loss	—	—	(8,881)	(8,881)	—	(8,881)
Balance at March 31, 2014	$3,721	$497,574	$542,387	$1,043,682	$29,512	$1,073,194

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2014 and 2013
(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2014	2013
Cash provided by (used in) operating activities

Net income (loss)	$(8,881)	$56,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	102,477	(65,730)
Net realized (gains) losses on investments and financial contracts	(89,627)	(13,446)
Foreign exchange (gains) losses on restricted cash and cash equivalents, net	(542)	(13,979)
Income (loss) attributable to non-controlling interest in joint venture	(197)	2,624
Share-based compensation expense, net of forfeitures	968	828
Depreciation expense	114	63
Net change in
Reinsurance balances receivable	(18,493)	(22,777)
Loss and loss adjustment expenses recoverable	637	13,318
Deferred acquisition costs, net	(1,249)	(4,850)
Unearned premiums ceded	(2,877)	1,148
Other assets	(1,024)	72
Loss and loss adjustment expense reserves	(882)	(6,568)
Unearned premium reserves	4,275	19,409
Reinsurance balances payable	4,593	(10)
Funds withheld	(322)	(4,347)
Other liabilities	741	2,961
Performance compensation payable to related party	—	16,113
Net cash used in operating activities	(10,289)	(18,438)
Investing activities
Purchases of investments, trading	(275,575)	(193,083)
Sales of investments, trading	367,235	174,204
Purchases of financial contracts	(7,201)	(26,162)
Dispositions of financial contracts	18,006	5,639
Securities sold, not yet purchased	249,867	350,963
Dispositions of securities sold, not yet purchased	(413,508)	(180,158)
Change in due to prime brokers	(28,806)	40,193
Change in restricted cash and cash equivalents, net	105,700	(157,747)
Change in notes receivable, net	132	3,465
Non-controlling interest withdrawal from joint venture	(5,000)	(10,000)
Net cash provided by investing activities	10,850	7,314
Financing activities
Net proceeds from exercise of stock options	—	207
Net cash provided by financing activities	—	207
Net increase (decrease) in cash and cash equivalents	561	(10,917)
Cash and cash equivalents at beginning of the period	3,722	21,890
Cash and cash equivalents at end of the period	$4,283	$10,973
Supplementary information
Interest paid in cash	$3,600	$4,250
Interest received in cash	165	254
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2014

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Re"), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the "Law") and is subject to regulation by the Cayman Islands Monetary Authority ("CIMA"), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering. During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Ltd. ("GRIL"), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 ("Irish Regulations"). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the "Company" refers collectively to GLRE and its consolidated subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol "GLRE".

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.
The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the period. Actual results could differ from these estimates.

Restricted Cash and Cash Equivalents

The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased, and to collateralize the letters of credit issued under certain letter of credit facilities (see Notes 4 and 8). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased, and letters of credit issued. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2014 and December 31, 2013, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions, which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2014, $11.2 million (December 31, 2013: $10.5 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2014, $0.9 million (2013: $0.9 million) of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. The Company regularly reviews all notes receivable individually for impairment and records provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the value of the note is not considered impaired but there is uncertainty as to the collection of interest based on the terms of the note. The Company resumes accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

For the three months ended March 31, 2014, the notes receivable earned interest at annual interest rates ranging from 10.0% to 16.0% and had remaining maturity terms ranging from approximately 2 years to 5 years. Interest income earned on notes receivable is included under net investment income (loss) in the condensed consolidated statements of income.

At March 31, 2014, included in the notes receivable balance was $10.5 million (December 31, 2013: $10.5 million), related to a note placed on non-accrual status based on expectations of the Company’s ability to collect any interest that would accrue up to maturity. For the three months ended March 31, 2014 and 2013, no interest was received relating to the note placed on non-accrual status. During the three months ended March 31, 2014 and 2013, the Company recorded an impairment charge of nil and $6.0 million, respectively, relating to the accrued interest and principal on the note placed on non-accrual status. There were no other impairment charges for the three months ended March 31, 2014 and 2013. Impairment charges are included under net investment income (loss) in the condensed consolidated statements of income.

At March 31, 2014, included in the notes receivable balance was $0.1 million of accrued interest (December 31, 2013: $0.1 million). Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at March 31, 2014 and December 31, 2013, were expected to be fully collectible and therefore no other provision for uncollectible amounts was deemed necessary at March 31, 2014 or December 31, 2013.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2014, included in the condensed consolidated balance sheets under reinsurance balances receivable were $1.5 million (December 31, 2013: $1.6 million) of deposit assets. For the three months ended March 31, 2014, there was no activity included in other income, net, relating to losses on deposit accounted contracts (2013: $10,967). For the three months ended March 31, 2014 there was no gain on deposit accounted contracts recorded (2013: $0.2 million).

Fixed Assets

Fixed assets are included in other assets on the condensed consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are 5 years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term.

At March 31, 2014, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(224)	$332
Furniture and fixtures	620	(370)	250
Leasehold improvements	2,002	(769)	1,233
Total	$3,178	$(1,363)	$1,815

At December 31, 2013, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(206)	$350
Furniture and fixtures	620	(340)	280
Leasehold improvements	2,002	(703)	1,299
Total	$3,178	$(1,249)	$1,929

The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three months ended March 31, 2014 and 2013, there were no impairments in fixed assets.

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

For securities classified as "trading securities" and "other investments", any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income (loss) in the condensed consolidated statements of income.

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

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps ("CDS"), futures, options, currency forwards and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be obligated to make payments upon settlement of the contract.

Total return swap agreements, included on the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company may not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on interest rates, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income (loss) in the condensed consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income (loss) in the condensed consolidated statements of income.

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

	Three months ended March 31,
	2014	2013
Weighted average shares outstanding - basic	36,808,386	36,730,315
Effect of dilutive service provider share-based awards	—	145,671
Effect of dilutive employee and director share-based awards	—	548,908
Weighted average share outstanding - diluted	36,808,386	37,424,894
Anti-dilutive stock options outstanding	40,000	180,000
Participating securities excluded from calculation of loss per share	384,323	—

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

None.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2014:

	Fair value measurements as of March 31, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$3,726	$604	$4,330
Listed equity securities	1,227,911	—	—	1,227,911
Commodities	64,894	—	—	64,894
Private and unlisted equity securities	—	—	45,815	45,815
Financial contracts receivable	—	82,623	—	82,623
	$1,292,805	$86,349	$46,419	$1,425,573
Liabilities:
Listed equity securities, sold not yet purchased	$(787,003)	$—	$—	$(787,003)
Debt instruments, sold not yet purchased	—	(199,405)	—	(199,405)
Financial contracts payable	(1,210)	(22,449)	—	(23,659)
	$(788,213)	$(221,854)	$—	$(1,010,067)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2013:

	Fair value measurements as of December 31, 2013
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$3,785	$527	$4,312
Listed equity securities	1,274,920	7,236	—	1,282,156
Commodities	60,888	—	—	60,888
Private and unlisted equity securities	—	—	46,323	46,323
Financial contracts receivable	4,500	99,548	—	104,048
	$1,340,308	$110,569	$46,850	$1,497,727
Liabilities:
Listed equity securities, sold not yet purchased	$(917,123)	$—	$—	$(917,123)
Debt instruments, sold not yet purchased	—	(194,567)	—	(194,567)
Financial contracts payable	—	(18,857)	—	(18,857)
	$(917,123)	$(213,424)	$—	$(1,130,547)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$527	$46,323	$46,850
Purchases	—	937	937
Sales	—	(1,956)	(1,956)
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	77	511	588
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$604	$45,815	$46,419

During the three months ended March 31, 2014, no securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2, and no securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 1. During the three months ended March 31, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired.

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

During the three months ended March 31, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2013.

For the three months ended March 31, 2014, included in net investment income (loss) in the condensed consolidated statements of income were net realized gains relating to Level 3 securities of $0.3 million (2013: net realized gains of $0.3 million). For Level 3 classified securities held as of the reporting date, net unrealized gains for the three months ended March 31, 2014 of $0.3 million (2013: net unrealized losses of $3.5 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At March 31, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,116	$—	$(1,512)	$604
Corporate debt – Non U.S.	3,761	78	(113)	3,726
Total debt instruments	$5,877	$78	$(1,625)	$4,330

At December 31, 2013, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,116	$—	$(1,589)	$527
Corporate debt – Non U.S.	3,761	115	(91)	3,785
Total debt instruments	$5,877	$115	$(1,680)	$4,312

The maturity distribution for debt instruments held at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014		December 31, 2013
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	—	—	—	—
From five to ten years	—	—	—	—
More than ten years	5,877	4,330	5,877	4,312
	$5,877	$4,330	$5,877	$4,312

Investment in Equity Securities, Trading

At March 31, 2014, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$950,138	$281,901	$(32,697)	$1,199,342
Exchange traded funds	50,253	—	(21,684)	28,569
	$1,000,391	$281,901	$(54,381)	$1,227,911

At December 31, 2013, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$923,594	$361,695	$(28,712)	$1,256,577
Exchange traded funds	50,253	—	(24,674)	25,579
	$973,847	$361,695	$(53,386)	$1,282,156

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of March 31, 2014 and December 31, 2013, commodities were comprised of gold bullion.

At March 31, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$54,633	$10,261	$—	$64,894
Private and unlisted equity securities	40,256	8,252	(2,693)	45,815
	$94,889	$18,513	$(2,693)	$110,709

At December 31, 2013, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$54,633	$6,255	$—	$60,888
Private and unlisted equity securities	45,544	8,170	(7,391)	46,323
	$100,177	$14,425	$(7,391)	$107,211

As of March 31, 2014, included in private and unlisted equity securities are investments in private equity funds with a fair value of $41.1 million (December 31, 2013: $41.6 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to March 31, 2014. The private equity funds have varying lock-up periods and as of March 31, 2014, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse. As of March 31, 2014, the Company had $11.5 million (December 31, 2013: $6.3 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At March 31, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(709,203)	$58,538	$(134,258)	$(784,923)
Exchange traded funds	(2,129)	49	—	(2,080)
Corporate debt – U.S.	(7,066)	2	(101)	(7,165)
Sovereign debt – Non U.S.	(170,375)	—	(21,865)	(192,240)
	$(888,773)	$58,589	$(156,224)	$(986,408)

At December 31, 2013, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(836,708)	$57,854	$(130,621)	$(909,475)
Exchange traded funds	(6,318)	—	(1,330)	(7,648)
Corporate debt – U.S.	(8,135)	2	(235)	(8,368)
Sovereign debt – Non U.S.	(170,375)	—	(15,824)	(186,199)
	$(1,021,536)	$57,856	$(148,010)	$(1,111,690)

Financial Contracts

As of March 31, 2014 and December 31, 2013, the Company had entered into total return swaps, CDS, options, futures, forwards and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At March 31, 2014, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Interest rate options	USD	391,559	$—
Put options	USD	182,216	7,399
Total return swaps – equities	EUR/GBP/HKD/USD	155,238	70,305
Warrants and rights on listed equities	EUR	29,489	4,919
Total financial contracts receivable, at fair value			$82,623
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	273,877	$(2,867)
Credit default swaps, purchased – sovereign debt	USD	251,467	(3,554)
Forwards	KRW	36,877	(2)
Total return swaps – equities	EUR/GBP/HKD	101,332	(16,026)
Futures	USD	34,652	(1,210)
Total financial contracts payable, at fair value			$(23,659)

At December 31, 2013, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	JPY	71,162	$383
Futures	JPY/USD	117,494	4,500
Interest rate options	USD	391,559	26
Put options	USD	217,359	12,923
Total return swaps – equities	EUR/GBP/HKD/USD	178,988	83,325
Warrants and rights on listed equities	EUR	5,237	2,891
Total financial contracts receivable, at fair value			$104,048
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	273,877	$(3,625)
Credit default swaps, purchased – sovereign debt	USD	251,467	(3,980)
Forwards	KRW	32,100	(58)
Total return swaps – equities	EUR/GBP/HKD	36,983	(11,194)
Total financial contracts payable, at fair value			$(18,857)

As of March 31, 2014 and December 31, 2013, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options (under financial contracts receivable) are options on foreign currencies, primarily the Japanese Yen, the Australian Dollar and the Chinese Yuan, denominated in U.S. dollars.

During the three months ended March 31, 2014 and 2013, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended March 31,
		2014	2013
		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$11	$(1,601)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(206)	102
Currency forwards	Net investment income (loss)	(503)	3,735
Futures	Net investment income (loss)	(4,879)	(559)
Interest rate options	Net investment income (loss)	(26)	(34)
Options, warrants, and rights	Net investment income (loss)	(9,619)	11,935
Total return swaps – equities	Net investment income (loss)	6,419	11,663
Total		$(8,803)	$25,241

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended March 31, 2014
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Currency forwards	$—	$63,191
Futures	35,862	114,667
Options, warrants and rights (1)	402,220	59,506
Total return swaps	44,469	29,082
Total	$482,551	$266,446
(1) Exited amount excludes options which expired or were exercised during the period.

For the three months ended March 31, 2013, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Three months ended March 31, 2013
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Currency forwards	$119,618	$115,883
Futures	127,195	127,754
Options (1)	320,105	4,054
Total return swaps	31,266	29,283
Total	$598,184	$276,974
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

As of March 31, 2014, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

March 31, 2014	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$82,623	$—	$82,623	$(20,398)	$(37,165)	$25,060
Financial contracts payable	(23,659)	—	(23,659)	20,398	3,261	—

As of December 31, 2013, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2013	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$104,048	$—	$104,048	$(18,857)	$(49,422)	$35,769
Financial contracts payable	(18,857)	—	(18,857)	18,857	—	—

4.        DUE TO PRIME BROKERS

As of March 31, 2014, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At March 31, 2014, the amounts due to prime brokers included $203.9 million (December 31, 2013: $202.2 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $82.0 million (December 31, 2013: $112.5 million) of borrowing relating to investment purchases.

Greenlight Re's investment guidelines allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

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

For the three months ended March 31, 2014, loss and loss adjustment expenses incurred of $67.4 million (2013: $66.3 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.3 million (2013: negative $11.5 million). The negative loss and loss expenses recovered for the three months ended March 31, 2013 was due to reversal of loss reserves on retrocession contracts that were novated during the first quarter of 2013.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2014, the Company had losses recoverable of $16.2 million (December 31, 2013: $16.8 million) with unrated retrocessionaires. At March 31, 2014 and December 31, 2013, $3.9 million and $4.0 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral, and the remainder was secured by other collateral in the form of guarantees.

At March 31, 2014, an uncollateralized loss reserves recoverable of $12.3 million (December 31, 2013: $12.8 million)related to an unrated retrocessionaire who is contractually obligated to post collateral but has failed to do so. During 2013, an arbitration panel ruled in favor of the Company. The retrocessionaire challenged the arbitration award, seeking to set it aside. A judge in the Grand Court in Grand Cayman subsequently ordered the retrocessionaire to post security in the amount of the arbitration award pending a hearing on the merits, whereupon the retrocessionaire challenged the posting of security. Additionally, at March 31, 2014, the parent entity of the retrocessionaire was also delinquent in its payment to the Company of $12.0 million (December 31, 2013: $12.0 million) relating to ceding commission adjustments included in reinsurance balances receivable. The Company has initiated legal proceedings in order to enforce its contractual rights. The Company believes it will be successful in its pending legal actions.

The Company regularly evaluates the financial condition of all its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At March 31, 2014 and December 31, 2013, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. Shares authorized for issuance are comprised of 300,000 (2013: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2013: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible employees, directors and consultants. As of March 31, 2014, 20,000 (2013: 20,000) Class A ordinary shares remained available for future issuance relating to share purchase options granted to the service provider, and 832,353 (December 31, 2013: 961,587) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Service Provider Share Purchase Options

On September 20, 2004, the Company granted share purchase options to a service provider to purchase 400,000 Class A ordinary shares at an exercise price of $10.00 per share. As of March 31, 2014, there were 20,000 share purchase options outstanding (December 31, 2013: 20,000) with an exercise price of $10.00 per share option, which expire in August 2014.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2014, 119,566 (2013: 111,019) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2014, no (2013: 7,971) restricted shares were forfeited by employees who left the Company prior to the expiration of the vesting period. For the three months ended March 31, 2014, in accordance with U.S. GAAP, no stock compensation expense (2013: $0.1 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the three months ended March 31, 2014 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2013	328,991	$24.74
Granted	119,566	32.60
Vested	(64,234)	26.10
Forfeited	—	—
Balance at March 31, 2014	384,323	$26.96

Employee and Director Stock Options

For the three months ended March 31, 2014, 72,000 (2013: 18,000) stock options were exercised resulting in 47,313 Class A ordinary shares issued (2013: 18,000). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.
The intrinsic value of options exercised during the three months ended March 31, 2014 was $1.5 million (2013: $0.2 million).
Employee and director stock option activity during the three months ended March 31, 2014 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2013	1,402,987	$15.82	$7.08
Granted	—	—	—
Exercised	(72,000)	11.10	5.57
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2014	1,330,987	$16.07	$7.16

 Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2014, 9,668 (2013: 4,618) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee RSU activity during the three months ended March 31, 2014 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2013	5,941	$24.41
Granted	9,668	32.60
Vested	—	—
Forfeited	—	—
Balance at March 31, 2014	15,609	$29.72

For the three months ended March 31, 2014 and 2013, the general and administrative expenses included stock compensation expense (net of forfeitures) of $1.0 million and $0.8 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

7.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

As of December 31, 2013, the Company and its reinsurance subsidiaries were party to an investment advisory agreement with DME Advisors (the "prior agreement") under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purpose of managing certain jointly held assets. Effective January 1, 2014, the prior agreement was amended and restated to replace DME Advisors with DME Advisors, LLC ("DME") as the participant to the joint venture (the "venture agreement"). Simultaneously, the Company, its reinsurance subsidiaries and DME entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). DME and DME Advisors are related to the Company and are an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2014, no performance allocation (2013: $16.1 million) was included in net investment income (loss) due to net investment loss for the period.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three months ended March 31, 2014 are management fees of $5.0 million (2013: $4.3 million). The management fees have been fully paid as of March 31, 2014.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the three months ended March 31, 2014, there were no indemnification payments made by the Company.

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

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At March 31, 2014, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A.	$200,000	July 20, 2014	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2015	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2014	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2015	120 days prior to termination date
	$760,000

As of March 31, 2014, an aggregate amount of $382.8 million (December 31, 2013: $379.1 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2014, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $408.7 million (December 31, 2013: $410.3 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2014 and December 31, 2013.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2014.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2014.

The total rent expense related to leased office space for the three months ended March 31, 2014 was $0.1 million (2013: $0.1 million).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the service provider. If the agreement is terminated, the Company is obligated to make minimum payments for twelve months starting on September 1 of the year in which the agreement is terminated, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to this agreement.

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2014, the Company had commitments to invest an additional $11.5 million (December 31, 2013: $6.3 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2014	2015	2016	2017	2018	Thereafter	Total
	($ in thousands)
Operating lease obligations	$418	$557	$500	$466	$233	$—	$2,174
Specialist service agreement	600	675	600	300	—	—	2,175
Private equity and limited partnerships (1)	11,518	—	—	—	—	—	11,518
	$12,536	$1,232	$1,100	$766	$233	$—	$15,867
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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31,
	2014		2013
	($ in thousands)
Property
Aviation	$290	0.2%	$96	0.1%
Commercial	6,345	5.3	5,126	4.0
Energy	2,131	1.8	1,553	1.2
Motor physical damage	7,176	6.0	12,830	10.1
Personal	38,007	32.0	34,022	26.8
Total Property	53,949	45.3	53,627	42.2
Casualty
General liability (1)	1,191	1.0	(1,237)	(0.9)
Marine liability	3,847	3.2	603	0.5
Motor liability	38,114	32.1	56,678	44.6
Professional liability	312	0.3	1,012	0.8
Total Casualty	43,464	36.6	57,056	45.0
Specialty
Financial	1,200	1.0	246	0.2
Health	20,288	17.1	12,704	10.0
Workers’ compensation	—	—	3,331	2.6
Total Specialty	21,488	18.1	16,281	12.8
	$118,901	100.0%	$126,964	100.0%
(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31,
	2014		2013
	($ in thousands)
U.S.	$104,525	87.9%	$117,539	92.6%
Worldwide (1)	14,064	11.8	9,435	7.4
Caribbean (2)	—	—	(375)	(0.3)
Europe	312	0.3	365	0.3
	$118,901	100.0%	$126,964	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2014 and 2013 and financial condition as of March 31, 2014 and December 31, 2013. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over-capitalized. Over the past year, there has been an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Additionally, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance. Notwithstanding the foregoing, the over-capitalization of the reinsurance industry may be countered by the introduction of more stringent capital requirements in the industry (particularly in Europe) and a sustained low interest rate environment. We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the continuing development of strategic relationships and Greenlight Re's "A (Excellent)" and GRIL's "A- (Excellent)" ratings by A.M. Best.
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
As of March 31, 2014, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns due in part to improving loss experience or rate increases that are in excess of loss trends. In particular, the Florida homeowners' insurance market continues to experience rate increases coupled with the positive impact of state legislation addressing sinkhole fraud. However, we anticipate the non-catastrophe reinsurance pricing in this market will become more competitive in 2014. U.S. employer health stop loss and non-standard private passenger automobile are stable at what we believe are profitable levels. While we believe the property catastrophe retrocession contracts on which we participate are attractively priced, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business, which is putting downward pressure on rates.
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
Our investment portfolio had a net long exposure of 52.4% as of March 31, 2014. Equity markets traded in a tight range in the first quarter of 2014 with some indexes slightly up while others slightly down. Our net exposure increased during the quarter as we found new long and short investment opportunities. Our goal in 2014 remains to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that will generate positive returns. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.
Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company, if any, are presented under "Recently Adopted Accounting Standards" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014, we reported a net loss of $8.9 million, compared to net income of $56.7 million reported for the three months ended March 31, 2013. Our net investment loss for the three months ended March 31, 2014 was $10.2 million, compared to a net investment income of $61.1 million reported for the same period in 2013. Our investment portfolio managed by DME Advisors, LP reported a loss of 0.7% for the three months ended March 31, 2014, compared to a gain of 5.8% for the same period in 2013. The underwriting income before general and administrative expenses for the three months ended March 31, 2014 was $6.5 million, compared to underwriting income of $1.9 million reported for the three months ended March 31, 2013. The increase in underwriting income for the three months ended March 31, 2014 was primarily due to a decrease in the loss ratio of our frequency business during the period. For the three months ended March 31, 2014, our overall composite ratio decreased to 94.1%, compared to 98.2% during the same period in 2013. General and administrative expenses increased for the three months ended March 31, 2014 to $6.5 million from $3.8 million for the three months ended March 31, 2013, primarily as a result of non-investment related foreign exchange loss of $0.3 million compared to a foreign exchange gain of $2.0 million for the same period in 2013. To a lesser extent, the increases in general and administrative expense related to increased personnel costs mainly related to employee bonuses.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended March 31, 2014, the fully diluted adjusted book value per share decreased by $0.30 per share, or 1.1%, to $27.61 per share from $27.91 per share at December 31, 2013. For the three months ended March 31, 2014, the basic adjusted book value per share decreased by $0.34 per share, or 1.2%, to $28.05 per share from $28.39 per share at December 31, 2013.

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

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$1,073,194	$1,086,304	$1,000,595	$941,216	$910,802
Less: Non-controlling interest in joint venture	(29,512)	(34,709)	(33,959)	(32,218)	(31,326)
Basic adjusted book value per share numerator	1,043,682	1,051,595	966,636	908,998	879,476
Add: Proceeds from in-the-money stock options issued and outstanding	20,297	16,028	18,462	18,528	18,768
Fully diluted adjusted book value per share numerator	$1,063,979	$1,067,623	$985,098	$927,526	$898,244
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,213,693	37,046,814	36,877,407	36,872,110	36,822,176
Add: In-the-money stock options and RSUs issued and outstanding	1,326,596	1,210,731	1,451,408	1,457,408	1,477,908
Fully diluted adjusted book value per share denominator	38,540,289	38,257,545	38,328,815	38,329,518	38,300,084
Basic adjusted book value per share	$28.05	$28.39	$26.21	$24.65	$23.88
Fully diluted adjusted book value per share	27.61	27.91	25.70	24.20	23.45

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31,
	2014		2013
	($ in thousands)
Frequency	$102,085	85.9%	$114,790	90.4%
Severity	16,816	14.1	12,174	9.6
Total	$118,901	100.0%	$126,964	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2014, our frequency gross premiums written decreased by $12.7 million, or 11.1%, compared to the same period in 2013. The decrease primarily related to the motor liability and physical damage lines which together decreased by $24.2 million as a result of our decision to not renew a significant non-standard automobile contract due to highly competitive reinsurance pricing and uncertainty about the ceding insurer's ability to continue producing profitable business. Additionally, we wrote no workers' compensation premiums during the quarter since we had commuted a multi-line contract during 2013, which accounted for $3.3 million of the decrease in gross written premiums during the three months ended March 31, 2014. The decreases were offset by an increase of $7.6 million in the specialty health line, exclusively relating to employer health stop-loss contracts, and an increase of $4.1 million in the personal line, exclusively relating to the Florida homeowners' insurance contracts.

For the three months ended March 31, 2014, the severity gross premiums written increased by $4.6 million, or 38.1%, to $16.8 million, compared to $12.2 million during the same period in 2013. The severity premiums written during the first quarter of 2013, included a $3.5 million reversal of reinstatement premiums in conjunction with the elimination of loss reserves relating to super-storm Sandy in the first quarter of 2013. There were no severity premium reversals during the first quarter of 2014.

During the first quarter of 2014, we renewed several of our existing catastrophe retro contracts and entered into two new relationships. We also decided to not renew an expiring catastrophe retro contract due to inadequate pricing.

Premiums Ceded

For the three months ended March 31, 2014, premiums ceded were $5.9 million compared to negative $4.0 million for the three months ended March 31, 2013. The negative premiums ceded for the three months ended March 31, 2013 were primarily due to retroceded contracts that we novated and returned the premiums ceded relating to those contracts. During the three months ended March 31, 2014, the increase in ceded premiums were primarily due to a new retroceded contract entered into in order to reduce our net exposure to natural peril catastrophe events.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31,
	2014		2013
	($ in thousands)
Frequency	$99,898	88.4%	$118,768	90.7%
Severity	13,063	11.6	12,174	9.3
Total	$112,961	100.0%	$130,942	100.0%

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31,
	2014		2013
	($ in thousands)
Frequency	$105,418	94.4%	$107,912	98.6%
Severity	6,271	5.6	1,559	1.4
Total	$111,689	100.0%	$109,471	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended March 31, 2014, the frequency net premiums earned decreased by $2.5 million, or 2.3%, compared to the same period in 2013. The decrease primarily related to the workers' compensation line and general liability line which decreased by $11.3 million and $3.5 million, respectively, as a result of a multi-line contract commuted during 2013. The decreases were offset by increases of $4.0 million relating to solicitors' professional indemnity contracts, $3.0 million relating to non-standard motor liability contracts, $2.9 million relating to employer health stop-loss contracts and $2.6 million relating to Florida homeowners' insurance contracts. While we did not renew a significant non-standard motor liability contract during the first quarter of 2014, we expect the impact on earned premiums will be more prominent in future quarters of 2014.

For the three months ended March 31, 2014, severity net premiums earned were $6.3 million compared to $1.6 million for the same period in 2013. The increase of $4.7 million, or 302.2%, was partially due to the reversal of reinstatement premiums in the first quarter of 2013, and partially due to the new and renewed catastrophe retro contracts bound during the first quarter of 2014.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended March 31,
	2014		2013
	($ in thousands)
Frequency	$66,184	98.2%	$76,823	115.9%
Severity	1,179	1.8	(10,545)	(15.9)
Total	$67,363	100.0%	$66,278	100.0%

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
For the three months ended March 31, 2014, the total losses incurred on frequency contracts decreased by $10.6 million, or 13.8%, compared to the same period in 2013, as a result of a multi-line contract (workers' compensation and general liability) commuted during 2013. The decrease was partially offset by increases in losses incurred relating to the motor liability, specialty health and professional lines due to the increase in earned premiums for these lines.
Losses incurred as a percentage of premiums earned (i.e. referred to as the loss ratio) fluctuates based on the mix of business, and the favorable or adverse loss development on our larger contracts. For the three months ended March 31, 2014 and 2013, the loss ratios for our frequency business were 62.8% and 71.2%, respectively. The lower loss ratio for the first quarter of 2014 was primarily attributable to the commuted multi-line contract for workers' compensation and general liability lines. However, during the first quarter of 2014, the loss ratio on the specialty health line increased significantly due to adverse loss development on a prior year employer medical stop-loss contract.
For the three months ended March 31, 2014 and 2013, the loss ratios for our severity business were 18.8% and (676.4%), respectively. During the three months ended March 31, 2013, loss reserves of $15.0 million relating to super-storm Sandy were reversed which resulted in negative losses incurred and a negative loss ratio for the three months ended March 31, 2013. Excluding the effect of the loss reserve reversal (and the corresponding reversal of reinstatement premiums), the severity loss ratio for the three months ended March 31, 2013 was 99.9%. This included a $4.0 million increase in loss reserves on a casualty clash contract. By comparison, during the first quarter 2014, our severity business was not impacted by any catastrophe losses or adverse loss development. The severity loss ratio of 18.8%, and the incurred losses of $1.2 million, related to attrition loss reserves on non-catastrophe exposed business.

Losses incurred can be further broken down into losses paid (recovered) and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31,
		2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$68,728	$(946)	$67,782	$60,002	$(1,851)	$58,151
Change in loss and loss adjustment expense reserves	(1,055)	636	(419)	(5,192)	13,319	8,127
Total	$67,673	$(310)	$67,363	$54,810	$11,468	$66,278

For the three months ended March 31, 2014, our net losses incurred on prior period contracts decreased by $1.5 million, which primarily related to the following:

●
$4.9 million of favorable loss development relating to non-standard automobile business, primarily as a result of better than expected loss development noted on all of our non-standard automobile contracts after a detailed review of existing claims data received from the clients, audits of claim files and actuarial analysis based on all available information. However, because these contracts included sliding scale ceding commission rates, the decrease in loss reserves was offset by a $2.3 million increase in ceding commissions recorded as acquisition costs; and

●
$3.0 million of adverse loss development relating to the employer medical stop-loss business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information.

There were no other significant developments of prior period reserves during the three months ended March 31, 2014.

For the three months ended March 31, 2013, our net loss reserves on prior period contracts increased by $1.6 million, which primarily related to the following:

●
$16.8 million of adverse loss development, net of retrocesssion recoveries, relating to general liability business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information;

●
$4.0 million of adverse loss development on a 2007 casualty clash contract based on updated claims and loss information received from the client. The new information indicated that ground up losses under the contract estimated by the client had increased resulting in additional losses attaching to our layer. As a result of this increase in loss reserves, we recorded reinstatement premiums of $1.2 million; and

●
Elimination of $15.0 million of reserves relating to super-storm Sandy based on additional information received from our client which indicated that the losses would not exceed the threshold for entering into the layer of coverage provided by our contract. As a result of the reversal of loss reserves, we also reversed reinstatement premiums of $2.6 million.

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

	Three months ended March 31,
	2014		2013
	($ in thousands)
Frequency	$36,785	97.3%	$40,576	98.3%
Severity	1,011	2.7	720	1.7
Total	$37,796	100.0%	$41,296	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. For the three months ended March 31, 2014 and 2013, the acquisition cost ratios for frequency business were 34.9% and 37.6%, respectively. The lower acquisition costs were primarily related to a multi-line contract commuted during 2013. The decrease was partially offset by higher acquisition cost ratios relating to the Florida homeowners' contracts entered into during 2013, which are recorded at the higher end of the sliding scale commission rate due to a lower loss ratio estimate than the prior year's contracts.

The acquisition cost ratios for severity business were 16.1% and 46.2% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2013, the severity acquisition cost ratio appears higher due to the reversal of reinstatement earned premiums during the first quarter of 2013 as discussed earlier (see Net Premiums Earned). Excluding the reinstatement premiums, the severity acquisition cost ratio for first quarter 2013 was 16.1%.

Overall, our total acquisition cost ratios were 33.8% and 37.7% for the three months ended March 31, 2014 and 2013, respectively.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31,
	2014	2013
	($ in thousands)
Internal expenses	$5,377	$4,885
Corporate expenses	1,082	(1,125)
General and administrative expenses	$6,459	$3,760

General and administrative expenses for the three months ended March 31, 2014 and 2013 include $1.0 million and $0.8 million, respectively, for the expensing of the fair value of stock options and restricted stock granted to employees and directors.

For the three months ended March 31, 2014, the increases in internal expenses were primarily related to increased personnel costs mainly related to employee bonuses.

Corporate expenses include those expenses directly related to being a publicly listed entity and certain non-core operating expenses as well as non-investment related foreign exchange gains and losses. For the three months ended March 31, 2014, corporate expenses included non-investment related foreign exchange losses of $0.3 million compared to a gain of $2.0 million for the same period in 2013.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31,
	2014	2013
	($ in thousands)
Realized gains	$89,627	$13,446
Change in unrealized gains	(102,477)	65,730
Investment related foreign exchange gains	542	13,979
Interest and dividend income	16,398	3,952
Interest, dividend and other expenses	(9,252)	(15,543)
Investment advisor compensation	(4,988)	(20,425)
Net investment income (loss)	$(10,150)	$61,139

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the three months ended March 31, 2014, investment income, net of fees and expenses, resulted in a loss of (0.7)% on our investments managed by DME Advisors, compared to a gain of 5.8% reported for the three months ended March 31, 2013.

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

For the three months ended March 31, 2014 and 2013, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were (0.7)% and 7.2%, respectively. These were comprised of the following:

	Three months ended March 31,
	2014	2013
Long portfolio gains (losses)	3.9%	9.0%
Short portfolio gains (losses)	(2.7)	(3.3)
Macro gains (losses)	(1.5)	1.9
Other income and expenses	(0.4)	(0.4)
Gross investment return	(0.7)%	7.2%

For the three months ended March 31, 2014, included in investment advisor compensation was $5.0 million (2013: $4.3 million) relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors; and nil (2013: $16.1 million) relating to performance allocation in accordance with the venture agreement with DME (see Item 1. Financial Statements, "Note 7. Related Party Transactions"). Due to a negative investment return, no performance allocation was recorded for the three months ended March 31, 2014.

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

As of March 31, 2014, an accrual for current taxes payable of $0.2 million (December 31, 2013: $0.3 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Three months ended March 31,			Three months ended March 31,
		2014			2013
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	62.8%	18.8%	60.3%	71.2%	(676.4)%	60.5%
Acquisition cost ratio	34.9%	16.1%	33.8%	37.6%	46.2%	37.7%
Composite ratio	97.7%	34.9%	94.1%	108.8%	(630.2)%	98.2%
Internal expense ratio			4.8%			4.5%
Corporate expense ratio			1.0%			(1.0)%
Combined ratio			99.9%			101.7%

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

Financial Condition

Investments, Financial Contracts Receivable, Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of March 31, 2014, were $1,425.6 million, compared to $1,497.7 million as of December 31, 2013, a decrease of $72.1 million, or 4.8%, primarily due to the disposal of certain long equity securities and exiting certain derivative financial contracts during the period. As of March 31, 2014, our exposure to long investments decreased to 117.1%, compared to 123.7% as of December 31, 2013. This exposure analysis is conducted on a delta-adjusted basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

Financial contracts receivable as of March 31, 2014 decreased by $21.4 million, or 20.6%, compared to December 31, 2013, primarily due to decrease in put options and certain total return equity swaps and futures contracts exited during the three months ended March 31, 2014.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of March 31, 2014, we had borrowed $82.0 million (December 31, 2013: $112.5 million) from our prime brokers in order to purchase investment securities. In accordance with Greenlight Re's investment guidelines,

DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days. The amounts borrowed from prime brokers for investing decreased during the three months ended March 31, 2014 as we disposed of some long equity securities and derivative financial contracts.

Additionally, as of March 31, 2014, we had borrowed $203.9 million (December 31, 2013: $202.2 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2014, 85.4% (December 31, 2013: 85.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.7% (December 31, 2013: 12.3%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.9%  (December 31, 2013: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2014, $217.5 million (December 31, 2013: $222.6 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $216.9 million (December 31, 2013: $218.8 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.6 million (December 31, 2013: $3.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the three months ended March 31, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up periods on certain securities expired and a discount factor was no longer applied in determining the fair value of the securities. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements. No transfers into or out of Level 3 took place during the three months ended March 31, 2014. Transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2013 are disclosed in Note 3 of the accompanying condensed consolidated financial statements.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of March 31, 2014, our securities sold, not yet purchased decreased by $125.3 million, or 11.3%, to $986.4 million from $1,111.7 million at December 31, 2013, as we covered some of our short equity positions and reduced our short exposure from 69.8% at year end 2013 to 64.7% as of March 31, 2014. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on a short sale may be caused by one or more of the following factors:

•	Fluctuations in the share price due to an overall positive investment market;

•	Sudden unexpected changes in the underlying business model of the issuer;

•	Changes in laws and regulations relating to short sales;

•	Press releases and earnings guidance issued by the issuer;

•	A merger or acquisition of the issuer at a price in excess of the current share price;

•	The shares of the issuer becoming difficult to borrow; or

•	A short squeeze.

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of March 31, 2014, Greenlight Re's

investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, hence limiting the potential adverse impact on our results of operations and financial position.

As of March 31, 2014, the restricted cash included $986.4 million relating to collateral for securities sold, not yet purchased, compared to $1,111.7 million as of December 31, 2013. Overall our restricted cash decreased by $105.2 million, or 7.9%, from $1,334.1 million to $1,228.9 million, in conjunction with the decrease in securities sold, not yet purchased. The cash collateral held by derivative counterparties decreased by $18.5 million to $38.6 million during the three months ended March 31, 2014 as a result of a decrease in total return equity swaps. Additionally, as of March 31, 2014, included in restricted cash and cash equivalents was $203.9 million (December 31, 2013: $202.2 million) of cash borrowed under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	March 31, 2014			December 31, 2013
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$123,864	$164,221	$288,085	$122,042	$167,986	$290,028
Severity	15,847	25,080	40,927	15,783	24,083	39,866
Total	$139,711	$189,301	$329,012	$137,825	$192,069	$329,894

The frequency loss reserves decreased by $1.9 million, or 0.7%, while the severity loss reserves increased by $1.1 million, or 2.7%. For most of our contracts written as of March 31, 2014, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of April 1, 2014, our maximum aggregate loss exposure to any series of natural peril events was $150.2 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Europe, Japan and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$91,317	$150,243
Europe	35,375	38,475
Japan	35,375	38,475
Rest of the world	35,375	38,475
Maximum Aggregate	91,317	150,243

 Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, decreased by $13.1 million to $1,073.2 million as of March 31, 2014, compared to $1,086.3 million as of December 31, 2013. Retained earnings decreased due to net loss of $8.9 million reported for the three months ended March 31, 2014, while the non-controlling interest decreased by $5.2 million primarily due to withdrawal of funds by DME from the joint venture during the three months ended March 31, 2014. The increase in additional paid-in capital of $1.0 million related to stock based compensation for the three months ended March 31, 2014.

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

As of March 31, 2014, Greenlight Re was rated "A (Excellent)" with a stable outlook by A.M. Best, while GRIL was rated "A- (Excellent)" with a stable outlook. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2014, approximately 91% of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of March 31, 2014, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2014 and 2013, the net cash used in operating activities was $10.3 million and $18.4 million, respectively. Included in the net cash used in operating activities were investment related expenses (income), such as investment advisor compensation, and net interest and dividend expenses (income), of $(2.2) million and $32.0 million for the three months ended March 31, 2014 and 2013, respectively. Excluding the investment related expenses (income) from the net cash used in our operating activities results in net cash primarily provided by (used in) our underwriting activities which was $(12.4) million and $13.6 million for the three months ended March 31, 2014 and 2013, respectively. The use of cash from underwriting activities was primarily a result of the losses paid exceeding the premiums collected (net of acquisition costs) during first quarter of 2014. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

We generated $10.9 million from investing activities for the three months ended March 31, 2014, mainly from the net sale of investments, partially offset by decrease in funds borrowed from prime brokers as we reduced our margin leverage. There were no significant cash flows related to financing activities during the three months ended March 31, 2014.

As of March 31, 2014, we believe we have sufficient cash flow from operations to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of March 31, 2014, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2014, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of March 31, 2014, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premium unless appropriate measures are in place from reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2014, we had four letter of credit facilities with an aggregate capacity of $760.0 million (December 31, 2013: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of March 31, 2014, an aggregate amount of $382.8 million (December 31, 2013: $379.1 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At March 31, 2014, total equity securities and cash and cash equivalents with a fair value in the aggregate of $408.7 million (December 31, 2013: $410.3 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2014.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2014.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The current share repurchase plan expires on June 30, 2015 unless renewed by the Board of Directors. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2014.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of March 31, 2014, there were 832,353 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2014 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$557	$1,034	$583	$—	$2,174
Specialist service agreement	788	1,387	—	—	2,175
Private equity and limited partnerships (2)	11,518	—	—	—	11,518
Loss and loss adjustment expense reserves (3)	159,767	90,488	67,836	10,921	329,012
	$172,630	$92,909	$68,419	$10,921	$344,879
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of March 31, 2014, we had made total commitments of $24.6 million in private investments of which we had invested $13.1 million, and our remaining commitments to these investments total $11.5 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of March 31, 2014, $986.4 million of securities sold, not yet purchased, were secured by $986.4 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2014, no performance allocation was recorded due to a net investment loss report for the period.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•commodity price risk:

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    political risk.

Equity Price Risk

As of March 31, 2014, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2014, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $67.1 million, or 5.0%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivative securities directly impacted by fluctuations in the prices of commodities. As of March 31, 2014, our investment portfolio included exposure to changes in commodity prices, through ownership of physical commodities and commodity-linked derivative securities. As of March 31, 2014, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a $10.0 million, or 0.7%, decline in the fair value of our total investment portfolio. We, along with our investment advisor, periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2014, we had loss reserves (case reserves and IBNR) reported in foreign currencies of £21.1 million. As of March 31, 2014, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $3.5 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $3.5 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2014, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Australian Dollar	$4,445	0.3%	$(428)	—%
Brazilian Real	2,370	0.2	(2,370)	(0.2)
British Pound	(574)	(0.1)	574	0.1
Chinese Yuan	20,050	1.5	(1,478)	(0.1)
Euro	(451)	—	451	—
Japanese Yen	13,408	1.0	(3,624)	(0.3)
Other	(972)	(0.1)	972	0.1
Total	$38,276	2.8%	$(5,903)	(0.4)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$13,364	0.99%	$(14,546)	(1.07)%
Credit default swaps	(54)	—	54	—
Interest rate options	16	—	—	—
Net exposure to interest rate risk	$13,326	0.99%	$(14,492)	(1.07)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2014, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2014, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2015 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. As of March 31, 2014, 2.0 million Class A ordinary shares remained authorized for repurchase under the plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2014.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
May 5, 2014

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
May 5, 2014