Form 10-Q
period 2014-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2014-11-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,086,062
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of October 31, 2014

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$23,648	$4,312
Equity securities, trading, at fair value	1,214,510	1,282,156
Other investments, at fair value	149,926	107,211
Total investments	1,388,084	1,393,679
Cash and cash equivalents	8,802	3,722
Restricted cash and cash equivalents	1,367,168	1,334,074
Financial contracts receivable, at fair value	37,103	104,048
Reinsurance balances receivable	165,515	167,340
Loss and loss adjustment expenses recoverable	11,214	16,829
Deferred acquisition costs, net	38,245	51,797
Unearned premiums ceded	5,264	3,173
Notes receivable	2,046	16,049
Other assets	7,454	4,565
Total assets	$3,030,895	$3,095,276
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,113,300	$1,111,690
Financial contracts payable, at fair value	30,133	18,857
Due to prime brokers	266,677	314,702
Loss and loss adjustment expense reserves	278,504	329,894
Unearned premium reserves	133,921	173,057
Reinsurance balances payable	43,051	38,789
Funds withheld	7,462	10,126
Other liabilities	12,234	11,857
Performance compensation payable to related party	10,852	—
Total liabilities	1,896,134	2,008,972
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,078,295 (2013: 30,791,865): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2013: 6,254,949))	3,733	3,705
Additional paid-in capital	499,638	496,622
Retained earnings	600,172	551,268
Shareholders’ equity attributable to shareholders	1,103,543	1,051,595
Non-controlling interest in joint venture	31,218	34,709
Total equity	1,134,761	1,086,304
Total liabilities and equity	$3,030,895	$3,095,276

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Revenues
Gross premiums written	$97,200	$148,765	$249,755	$410,927
Gross premiums ceded	(2,706)	(2,389)	(11,405)	(925)
Net premiums written	94,494	146,376	238,350	410,002
Change in net unearned premium reserves	(15,003)	17,515	40,685	(3,640)
Net premiums earned	79,491	163,891	279,035	406,362
Net investment income (loss)	(54,027)	49,448	49,755	134,834
Other income (expense), net	(22)	(1)	401	(100)
Total revenues	25,442	213,338	329,191	541,096
Expenses
Loss and loss adjustment expenses incurred, net	53,028	94,366	177,035	238,989
Acquisition costs, net	22,478	53,521	85,844	137,753
General and administrative expenses	3,327	7,085	16,727	16,788
Total expenses	78,833	154,972	279,606	393,530
Income (loss) before income tax expense	(53,391)	58,366	49,585	147,566
Income tax (expense) benefit	254	(90)	828	(540)
Net income (loss) including non-controlling interest	(53,137)	58,276	50,413	147,026
Loss (income) attributable to non-controlling interest in joint venture	1,369	(1,740)	(1,509)	(5,257)
Net income (loss)	$(51,768)	$56,536	$48,904	$141,769
Earnings (loss) per share
Basic	$(1.40)	$1.53	$1.31	$3.85
Diluted	$(1.40)	$1.50	$1.29	$3.78
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,984,650	36,875,716	37,214,809	36,820,199
Diluted	36,984,650	37,645,053	37,874,627	37,541,623

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2014 and 2013
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410
Issue of Class A ordinary shares, net of forfeitures	18	509	—	527	—	527
Share-based compensation expense, net of forfeitures	—	2,632	—	2,632	—	2,632
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,000)	(10,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	5,257	5,257
Net income	—	—	141,769	141,769	—	141,769
Balance at September 30, 2013	$3,688	$495,610	$467,338	$966,636	$33,959	$1,000,595

Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304
Issue of Class A ordinary shares, net of forfeitures	28	—	—	28	—	28
Share-based compensation expense, net of forfeitures	—	3,016	—	3,016	—	3,016
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(5,000)	(5,000)
Income attributable to non-controlling interest in joint venture	—	—	—	—	1,509	1,509
Net income	—	—	48,904	48,904	—	48,904
Balance at September 30, 2014	$3,733	$499,638	$600,172	$1,103,543	$31,218	$1,134,761

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2014 and 2013
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2014	2013
Cash provided by (used in) operating activities

Net income	$48,904	$141,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	182,681	(69,660)
Net realized gains on investments and financial contracts	(266,708)	(117,271)
Foreign exchange (gains) losses on restricted cash and cash equivalents, net	6,032	(15,205)
Income attributable to non-controlling interest in joint venture	1,509	5,257
Share-based compensation expense, net of forfeitures	3,044	2,646
Depreciation expense	334	222
Net change in
Reinsurance balances receivable	1,825	(21,843)
Loss and loss adjustment expenses recoverable	5,615	16,455
Deferred acquisition costs, net	13,552	(2,906)
Unearned premiums ceded	(2,091)	473
Other assets	(3,223)	(27)
Loss and loss adjustment expense reserves	(51,390)	(30,818)
Unearned premium reserves	(39,136)	3,125
Reinsurance balances payable	4,262	3,630
Funds withheld	(2,664)	(7,946)
Other liabilities	377	1,530
Performance compensation payable to related party	10,852	33,818
Net cash used in operating activities	(86,225)	(56,751)
Investing activities
Purchases of investments, trading	(898,614)	(540,222)
Sales of investments, trading	1,059,145	790,513
Purchases of financial contracts	(16,697)	(57,748)
Dispositions of financial contracts	101,522	67,282
Securities sold, not yet purchased	710,954	700,299
Dispositions of securities sold, not yet purchased	(791,357)	(652,999)
Change in due to prime brokers	(48,025)	(87,414)
Change in restricted cash and cash equivalents, net	(39,126)	(94,542)
Change in notes receivable, net	18,503	3,546
Non-controlling interest withdrawal from joint venture	(5,000)	(10,000)
Fixed assets additions	—	(684)
Net cash provided by investing activities	91,305	118,031
Financing activities
Net proceeds from exercise of stock options	—	513
Net cash provided by financing activities	—	513
Net increase in cash and cash equivalents	5,080	61,793
Cash and cash equivalents at beginning of the period	3,722	21,890
Cash and cash equivalents at end of the period	$8,802	$83,683
Supplementary information
Interest paid in cash	$17,302	$19,907
Interest received in cash	419	793
Income tax paid in cash	—	260

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2014

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

The results for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full calendar year.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2014 and December 31, 2013, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions, which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2014, $12.1 million (December 31, 2013: $10.5 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2014, $0.4 million and $1.8 million, respectively (2013: $0.9 million and $2.1 million, respectively), of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

At September 30, 2014, there were no notes receivable placed on non-accrual status (December 31, 2013: $10.5 million). During the nine months ended September 30, 2013, the Company had recorded an impairment charge of $6.0 million relating to the accrued interest and principal on a note placed on non-accrual status. During 2014, the Company sold this note receivable to a third party for a gain of $4.5 million. There were no other impairment charges for the three and nine months ended September 30, 2014 and 2013.

At September 30, 2014, the notes receivable earned interest at an annual interest rate of 13.5% and had a remaining maturity term of one year. Interest income and realized gains or losses on sale of notes receivable are included under net investment income in the condensed consolidated statements of income. Impairment charges are also included under net investment income in the condensed consolidated statements of income.

At September 30, 2014, included in the notes receivable balance was $0.0 million of accrued interest (December 31, 2013: $0.1 million). Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at September 30, 2014 and December 31, 2013, were expected to be fully collectible and therefore no other provision for uncollectible amounts was deemed necessary at September 30, 2014 or December 31, 2013.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2014, included in the condensed consolidated balance sheets under reinsurance balances receivable were $0.7 million (December 31, 2013: $1.6 million) of deposit assets. For the three and nine months ended September 30, 2014, there was $0.0 million and $0.1 million, respectively, included in other income relating to losses on deposit accounted contracts (2013: $0.0 million and $0.5 million, respectively). For the three and nine months ended September 30, 2014 and 2013, there was no gain on deposit accounted contracts recorded.

Fixed Assets

Fixed assets are included in other assets on the condensed consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the nine months ended September 30, 2014 and 2013, there were no impairments in fixed assets.

At September 30, 2014, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(259)	$297
Furniture and fixtures	620	(424)	196
Leasehold improvements	2,002	(900)	1,102
Total	$3,178	$(1,583)	$1,595

At December 31, 2013, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(206)	$350
Furniture and fixtures	620	(340)	280
Leasehold improvements	2,002	(703)	1,299
Total	$3,178	$(1,249)	$1,929

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

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps ("CDS"), futures, options, currency forwards and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be obligated to make payments upon settlement of the contract.

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

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Weighted average shares outstanding - basic	36,984,650	36,875,716	37,214,809	36,820,199
Effect of dilutive service provider share-based awards	—	157,281	11,383	150,039
Effect of dilutive employee and director share-based awards	—	612,056	648,435	571,385
Weighted average shares outstanding - diluted	36,984,650	37,645,053	37,874,627	37,541,623
Anti-dilutive stock options outstanding	—	180,000	—	218,197
Participating securities excluded from calculation of loss per share	334,090	—	—	—

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2014:

	Fair value measurements as of September 30, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$23,026	$622	$23,648
Listed equity securities	1,210,244	4,266	—	1,214,510
Commodities	99,016	—	—	99,016
Private and unlisted equity securities	—	—	50,910	50,910
Financial contracts receivable	8,026	29,077	—	37,103
	$1,317,286	$56,369	$51,532	$1,425,187
Liabilities:
Listed equity securities, sold not yet purchased	$(848,950)	$—	$—	$(848,950)
Debt instruments, sold not yet purchased	—	(264,350)	—	(264,350)
Financial contracts payable	—	(30,133)	—	(30,133)
	$(848,950)	$(294,483)	$—	$(1,143,433)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2013:

	Fair value measurements as of December 31, 2013
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$3,785	$527	$4,312
Listed equity securities	1,274,920	7,236	—	1,282,156
Commodities	60,888	—	—	60,888
Private and unlisted equity securities	—	—	46,323	46,323
Financial contracts receivable	4,500	99,548	—	104,048
	$1,340,308	$110,569	$46,850	$1,497,727
Liabilities:
Listed equity securities, sold not yet purchased	$(917,123)	$—	$—	$(917,123)
Debt instruments, sold not yet purchased	—	(194,567)	—	(194,567)
Financial contracts payable	—	(18,857)	—	(18,857)
	$(917,123)	$(213,424)	$—	$(1,130,547)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$601	$50,827	$51,428	$527	$46,323	$46,850
Purchases	—	961	961	—	3,032	3,032
Sales	—	(10)	(10)	—	(2,071)	(2,071)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings, net	21	3,176	3,197	95	7,670	7,765
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(4,044)	(4,044)	—	(4,044)	(4,044)
Ending balance	$622	$50,910	$51,532	$622	$50,910	$51,532

During the three and nine months ended September 30, 2014, $4.0 million securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2 as these securities began actively trading on a listed exchange during the third quarter. However, due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expires. During the nine months ended September 30, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2014.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$4,838	$43,257	$48,095	$260	$38,801	$39,061
Purchases	3,604	416	4,020	8,230	31,756	39,986
Sales	—	(829)	(829)	(28)	(6,934)	(6,962)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings, net	—	2,198	2,198	(20)	1,055	1,035
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(4,945)	(4,945)	—	(24,581)	(24,581)
Ending balance	$8,442	$40,097	$48,539	$8,442	$40,097	$48,539

During the three and nine months ended September 30, 2013, $4.9 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities began actively trading on a listed exchange during the third quarter of 2013. However due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expires. Additionally, during the nine months ended September 30, 2013, $19.6 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 1 as these securities began actively trading on a listed exchange and there were no lock-up restrictions on these securities. During the nine months ended September 30, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014, included in net investment income (loss) in the condensed consolidated statements of income were net realized gains relating to Level 3 securities of $0.0 million and $0.3 million, respectively (2013: net realized gains of $0.3 million and $0.6 million, respectively).

For Level 3 classified securities held as of the reporting date, net unrealized gains for the three and nine months ended September 30, 2014 of $2.4 million and $6.7 million, respectively (three and nine months ended September 30, 2013: net unrealized gain of $1.2 million and net unrealized loss of $1.5 million, respectively), were included in net investment income in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At September 30, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,116	$—	$(1,494)	$622
Corporate debt – Non U.S.	5,870	204	(666)	5,408
Sovereign debt – Non U.S.	17,712	202	(296)	17,618
Total debt instruments	$25,698	$406	$(2,456)	$23,648

At December 31, 2013, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,116	$—	$(1,589)	$527
Corporate debt – Non U.S.	3,761	115	(91)	3,785
Total debt instruments	$5,877	$115	$(1,680)	$4,312

The maturity distribution for debt instruments held at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014		December 31, 2013
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	—	—	—	—
From five to ten years	2,109	1,568	—	—
More than ten years	23,589	22,080	5,877	4,312
	$25,698	$23,648	$5,877	$4,312

Investment in Equity Securities, Trading

At September 30, 2014, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$991,691	$243,728	$(43,859)	$1,191,560
Exchange traded funds	42,126	—	(19,176)	22,950
Total equity securities	$1,033,817	$243,728	$(63,035)	$1,214,510

At December 31, 2013, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$923,594	$361,695	$(28,712)	$1,256,577
Exchange traded funds	50,253	—	(24,674)	25,579
Total equity securities	$973,847	$361,695	$(53,386)	$1,282,156

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of September 30, 2014 and December 31, 2013, commodities were comprised of gold bullion.

At September 30, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$95,815	$3,201	$—	$99,016
Private and unlisted equity securities	38,299	14,707	(2,096)	50,910
	$134,114	$17,908	$(2,096)	$149,926

At December 31, 2013, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$54,633	$6,255	$—	$60,888
Private and unlisted equity securities	45,544	8,170	(7,391)	46,323
	$100,177	$14,425	$(7,391)	$107,211

As of September 30, 2014, included in private and unlisted equity securities are investments in private equity funds with a fair value of $11.7 million (December 31, 2013: $41.6 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to September 30, 2014. Also included in private and unlisted equity securities are investments in private equity funds with a fair value of $32.8 million (December 31, 2013: nil) determined based on the price of a transaction agreement between a third party and the private equity funds. Since the closing of the transaction agreement is subject to various shareholder and regulatory approvals, the purchase price was discounted to allow for the risk of the transaction not closing. As of December 31, 2013, these private equity funds were valued at $26.3 million based on unadjusted net asset values reported by the fund managers.

The private equity funds have varying lock-up periods and as of September 30, 2014, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse. As of September 30, 2014, the Company had $9.4 million (December 31, 2013: $6.3 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

At September 30, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(763,551)	$64,963	$(128,315)	$(826,903)
Exchange traded funds	(21,297)	25	(774)	(22,046)
Corporate debt – U.S.	(7,066)	316	(11)	(6,761)
Sovereign debt – Non U.S.	(246,589)	3,331	(14,332)	(257,590)
	$(1,038,503)	$68,635	$(143,432)	$(1,113,300)

At December 31, 2013, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(836,708)	$57,854	$(130,621)	$(909,475)
Exchange traded funds	(6,318)	—	(1,330)	(7,648)
Corporate debt – U.S.	(8,135)	2	(235)	(8,368)
Sovereign debt – Non U.S.	(170,375)	—	(15,824)	(186,199)
	$(1,021,536)	$57,856	$(148,010)	$(1,111,690)

Financial Contracts

As of September 30, 2014 and December 31, 2013, the Company had entered into total return swaps, CDS, options, warrants, rights, futures, forwards and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At September 30, 2014, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	KRW	30,202	$1,167
Futures	USD	43,454	5,306
Interest rate options	USD	78,000	—
Put options	USD	272,799	11,873
Total return swaps – equities	GBP/HKD/RON/USD	155,717	16,037
Warrants and rights on listed equities	EUR/USD	4,874	2,720
Total financial contracts receivable, at fair value			$37,103
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	221,198	$(1,681)
Credit default swaps, purchased – sovereign debt	USD	251,467	(2,345)
Total return swaps – equities	EUR/GBP/HKD/INR	116,899	(26,107)
Total financial contracts payable, at fair value			$(30,133)
 (1) USD = US Dollar; JPY = Japanese Yen; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; RON = Romanian New Leu; INR = Indian Rupee.

At December 31, 2013, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	JPY	71,162	$383
Futures	JPY/USD	117,494	4,500
Interest rate options	USD	391,559	26
Put options	USD	217,359	12,923
Total return swaps – equities	EUR/GBP/HKD/USD	178,988	83,325
Warrants and rights on listed equities	EUR	5,237	2,891
Total financial contracts receivable, at fair value			$104,048
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	273,877	$(3,625)
Credit default swaps, purchased – sovereign debt	USD	251,467	(3,980)
Forwards	KRW	32,100	(58)
Total return swaps – equities	EUR/GBP/HKD	36,983	(11,194)
Total financial contracts payable, at fair value			$(18,857)
 (1) USD = US Dollar; JPY = Japanese Yen; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; RON = Romanian New Leu; INR = Indian Rupee.

As of September 30, 2014 and December 31, 2013, included in interest rate options are contracts on U.S. and Japanese interest rates denominated in U.S. dollars. Included in put options (under financial contracts receivable) are options on foreign currencies, primarily the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

During the three and nine months ended September 30, 2014 and 2013, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income		Gain (loss) on derivatives recognized in income
		Three months ended September 30		Nine months ended September 30
		2014	2013	2014	2013
		($ in thousands)		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$(11)	$(589)	$(157)	$(2,847)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(72)	(942)	(286)	(957)
Forwards	Net investment income (loss)	1,289	(1,282)	(1,442)	5,780
Futures	Net investment income (loss)	8,617	3,628	4,657	4,677
Interest rate options	Net investment income (loss)	—	(97)	(26)	(62)
Options, warrants, and rights	Net investment income (loss)	240	(12,025)	(17,868)	20,681
Total return swaps – equities	Net investment income (loss)	(5,642)	38,825	24,432	59,507
Total		$4,421	$27,518	$9,310	$86,779

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2014	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Forwards	$—	$10,943	$—	$74,134
Futures	—	21,570	128,823	192,134
Options, warrants and rights (1)	230,132	—	757,232	128,147
Total return swaps	20,985	77,600	96,546	127,148
Total	$251,117	$110,113	$982,601	$521,563
(1) Exited amount excludes options which expired or were exercised during the period.

For the three and nine months ended September 30, 2013, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2013	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Forwards	$30,817	$—	$417,754	$115,884
Futures	—	12,778	218,519	180,027
Interest rate options (1)	—	95,400	—	376,385
Options, warrants and rights (1)	232,530	272,988	765,509	814,812
Total return swaps	16,606	6,736	187,862	54,846
Total	$279,953	$387,902	$1,589,644	$1,541,954
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

As of September 30, 2014, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

September 30, 2014	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$37,103	$—	$37,103	$(18,469)	$(1,929)	$16,705
Financial contracts payable	(30,133)	—	(30,133)	18,469	11,664	—

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

4.        DUE TO PRIME BROKERS

As of September 30, 2014, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At September 30, 2014, the amounts due to prime brokers included $174.9 million (December 31, 2013: $202.2 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $91.8 million (December 31, 2013: $112.5 million) of borrowing relating to investment purchases.

Greenlight Re's investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

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

For the three months ended September 30, 2014, loss and loss adjustment expenses incurred of $53.0 million (2013: $94.4 million) reported on the condensed consolidated statements of income are net of loss and loss adjustment expenses recovered and recoverable of $0.5 million (2013: $0.3 million). For the nine months ended September 30, 2014, loss and loss adjustment expenses incurred of $177.0 million (2013: $239.0 million) reported on the condensed consolidated statements of income are net of loss and loss adjustment expenses recovered and recoverable of $1.6 million (2013: negative $10.5 million). The negative loss and loss adjustment expenses recovered for the nine months ended September 30, 2013 were due to reversal of loss reserves on retrocession contracts that were novated during 2013.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2014, the Company had losses recoverable of $11.2 million (December 31, 2013: $16.8 million) with unrated retrocessionaires. At September 30, 2014 and December 31, 2013, $2.4 million and $4.0 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company, while $6.5 million and nil, respectively, were secured through a trust account and the remainder was secured by other collateral in the form of guarantees.

At September 30, 2014, an uncollateralized loss reserve recoverable of $2.3 million (December 31, 2013: $12.8 million) was related to an unrated retrocessionaire who is contractually obligated to post collateral for the entire balance but has failed to do so. During 2013, an arbitration panel ruled in favor of the Company. The retrocessionaire challenged the arbitration award, seeking to set it aside. A judge in the Grand Court in Grand Cayman subsequently ordered the retrocessionaire to post security in the amount of the arbitration award pending a hearing on the merits, whereupon the retrocessionaire challenged the posting of security. During 2014, the retrocession contract was novated to an affiliate of the retrocessionaire, which partially funded a trust account with collateral for the benefit of the Company.

Additionally, at September 30, 2014, the parent entity of the retrocessionaire was also delinquent in its payment to the Company of $11.0 million (December 31, 2013: $12.0 million) relating to ceding commission adjustments which are included in reinsurance balances receivable. The Company initiated legal proceedings in order to enforce its contractual rights. By Opinion and Order dated July 28, 2014, the United States District Court for the Southern District of New York (the "Court") granted, in part, the Company's summary judgment motion. Subsequently, on October 15, 2014, the Court entered the judgment in the Company's favor.

The Company regularly evaluates the financial condition of all its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At September 30, 2014 and December 31, 2013, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants. Shares authorized for issuance are comprised of 300,000 (December 31, 2013: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (December 31, 2013: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible employees, directors and consultants. As of September 30, 2014, no (December 31, 2013: 20,000) Class A ordinary shares remained available for future issuance relating to share purchase options granted to the service provider, and 799,555 (December 31, 2013: 961,587) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Service Provider Share Purchase Options

On September 20, 2004, the Company granted share purchase options to a service provider to purchase 400,000 Class A ordinary shares at an exercise price of $10.00 per share. During the third quarter of 2014, all of the remaining 20,000 share purchase options outstanding were exercised, resulting in the net issuance of 13,861 Class A ordinary shares (net of shares surrendered as a result of the cashless exercise of stock options).

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.
For the nine months ended September 30, 2014, 119,566 (2013: 111,231) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.
 For the nine months ended September 30, 2014, the Company also issued to non-employee directors an aggregate of 28,060 (2013: 36,374) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.
For the nine months ended September 30, 2014, 27,083 (2013: 16,826) restricted shares were forfeited by employees who left the Company prior to the expiration of the vesting period. For the nine months ended September 30, 2014, in accordance with U.S. GAAP, $0.2 million of stock compensation expense (2013: $0.2 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the nine months ended September 30, 2014 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2013	328,991	$24.74
Granted	147,626	32.57
Vested	(115,444)	25.35
Forfeited	(27,083)	27.32
Balance at September 30, 2014	334,090	$27.78

Employee and Director Stock Options

For the nine months ended September 30, 2014, 31,821 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2013: 38,197). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2015, 2016 and 2017 and expire 10 years after the grant date. The grant date fair value of these options was $15.71 per share (2013: $13.09 per share), based on the Black-Scholes option pricing model. The estimate of expected volatility for options granted during 2014 was based on the daily historical trading data of the Company's Class A ordinary shares from the date that these shares commenced trading (May 24, 2007) to August 1, 2014. For options granted prior to 2014, the Company had determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility.
The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2014	2013
Risk free rate	2.47%	2.85%
Estimated volatility	34%	35%
Expected term (in years)	10	10
Dividend yield	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

For the nine months ended September 30, 2014, 232,500 (2013: 44,500) stock options were exercised by directors and employees resulting in 151,972 Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options (2013: 44,500). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the nine months ended September 30, 2014 was $4.9 million (2013: $0.6 million).
Employee and director stock option activity during the nine months ended September 30, 2014 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2013	1,402,987	$15.82	$7.08
Granted	31,821	32.37	15.71
Exercised	(232,500)	11.24	5.65
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2014	1,202,308	$17.14	$7.59

 Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2014, 9,668 (2013: 5,347) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee RSU activity during the nine months ended September 30, 2014 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2013	5,941	$24.41
Granted	9,668	32.60
Vested	—	—
Forfeited	—	—
Balance at September 30, 2014	15,609	$29.72

For the nine months ended September 30, 2014 and 2013, the general and administrative expenses included stock compensation expense (net of forfeitures) of $3.0 million and $2.7 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2014, performance allocation of $(13.2) million and $10.9 million, respectively (2013: $11.9 million and $33.8 million, respectively), was included in net investment income. The negative performance allocation for the three months ended September 30, 2014 was due to the reversal of previously accrued performance allocation expense resulting from negative investment returns for the third quarter of 2014.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three and nine months ended September 30, 2014 were management fees of $5.3 million and $15.4 million, respectively (2013: $4.6 million and $13.4 million, respectively). The management fees have been fully paid as of September 30, 2014.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the nine months ended September 30, 2014, there were no indemnification payments made by the Company.

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

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At September 30, 2014, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A.	$200,000	July 20, 2015	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2015	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2015	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2016	120 days prior to termination date
	$760,000

As of September 30, 2014, an aggregate amount of $321.4 million (December 31, 2013: $379.1 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of September 30, 2014, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $356.4 million (December 31, 2013: $410.3 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2014 and December 31, 2013.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of September 30, 2014.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2014.

The total rent expense related to leased office space for the three and nine months ended September 30, 2014 was $0.1 million and $0.4 million, respectively (2013: $0.1 million and $0.3 million, respectively).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for twelve months starting on September 1 of the year in which the agreement is terminated, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to the agreement as of September 30, 2014.

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of September 30, 2014, the Company had commitments to invest an additional $9.4 million (December 31, 2013: $6.3 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of September 30, 2014.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2014	2015	2016	2017	2018	Thereafter	Total
	($ in thousands)
Operating lease obligations	$139	$557	$500	$466	$233	$—	$1,895
Specialist service agreement	225	750	300	—	—	—	1,275
Private equity and limited partnerships (1)	9,395	—	—	—	—	—	9,395
	$9,759	$1,307	$800	$466	$233	$—	$12,565

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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Property
Aviation	$—	—%	$—	—%	$290	0.1%	$96	—%
Commercial	1,953	2.0	789	0.5	9,183	3.7	10,523	2.6
Energy	—	—	—	—	2,131	0.9	1,553	0.4
Motor physical damage	7,405	7.6	21,557	14.5	19,759	7.9	48,895	11.9
Personal	23,728	24.4	34,521	23.2	49,236	19.7	108,181	26.3
Total Property	33,086	34.0	56,867	38.2	80,599	32.3	169,248	41.2
Casualty
General liability (1)	4,260	4.4	1,668	1.1	7,176	2.9	(544)	(0.1)
Marine liability	20	—	—	—	3,867	1.6	603	0.1
Motor liability	41,177	42.4	81,474	54.8	108,631	43.5	212,174	51.6
Professional liability	4,378	4.5	459	0.3	4,786	1.9	1,583	0.4
Total Casualty	49,835	51.3	83,601	56.2	124,460	49.9	213,816	52.0
Specialty
Financial	812	0.8	806	0.6	3,830	1.5	2,103	0.5
Health	13,113	13.5	7,491	5.0	40,512	16.2	29,975	7.3
Workers’ compensation (1)	354	0.4	—	—	354	0.1	(4,215)	(1.0)
Total Specialty	14,279	14.7	8,297	5.6	44,696	17.8	27,863	6.8
	$97,200	100.0%	$148,765	100.0%	$249,755	100.0%	$410,927	100.0%

(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
U.S.	$89,641	92.2%	$148,249	99.7%	$227,753	91.2%	$400,594	97.5%
Worldwide (1)	7,426	7.7	379	0.2	21,491	8.6	9,814	2.4
Caribbean (2)	—	—	—	—	(30)	—	(95)	—
Europe	133	0.1	137	0.1	541	0.2	614	0.1
	$97,200	100.0%	$148,765	100.0%	$249,755	100.0%	$410,927	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013 and financial condition as of September 30, 2014 and December 31, 2013. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over-capitalized. Over the past year, there has been an influx of new capital for peak zone catastrophe risk from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers. Additionally, we believe that the slowdown in worldwide economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance. Notwithstanding the foregoing, the over-capitalization of the reinsurance industry may be countered by the introduction of more stringent capital requirements in the industry (particularly in Europe) and a sustained low interest rate environment. We believe that we are well positioned to compete for frequency business due to our increasing market recognition, the continuing development of strategic relationships and both Greenlight Re's and GRIL's "A (Excellent)" rating by A.M. Best.
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
As of September 30, 2014, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns. We believe that the Florida homeowners, U.S. employer health stop loss and non-standard private passenger automobile sectors are stable at what we believe are profitable levels. While we believe the property catastrophe retrocession contracts on which we participate are attractively priced, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business, which is putting downward pressure on rates.
While the competitive market conditions are making it challenging to find new business that meets our return hurdles, we have a pipeline of attractive opportunities that we hope to underwrite over the medium term. We intend to continue to monitor market conditions to position ourselves to participate in future under-served or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.
Our investment portfolio had a net long exposure of 40.0% as of September 30, 2014. Market volatility has increased, and our goal for the remainder of 2014 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that will generate positive returns. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

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

Results of Operations

Three and nine months ended September 30, 2014 and 2013

For the three months ended September 30, 2014, we reported net loss of $51.8 million, compared to net income of $56.5 million reported for the same period in 2013. Our net investment loss for the three months ended September 30, 2014 was $54.0 million, compared to a net investment income of $49.4 million reported for the same period in 2013. Our investment portfolio managed by DME Advisors, LP reported a loss of 3.7% for the three months ended September 30, 2014, compared to a gain of 4.0% for the same period in 2013. The underwriting income before general and administrative expenses for the three months ended September 30, 2014 was $4.0 million, compared to $16.0 million for the same period in 2013. The decrease in underwriting income for the three months ended September 30, 2014 was primarily due to an increase in the composite ratio for the period. For the three months ended September 30, 2014, our composite ratio was 95.0%, compared to 90.3% during the same period in 2013. General and administrative expenses for the three months ended September 30, 2014 decreased by $3.8 million, to $3.3 million, compared to $7.1 million for the comparative period in 2013, primarily due to fluctuations in non-investment related foreign exchange gains and losses which are included in general and administrative expenses.

For the nine months ended September 30, 2014, we reported net income of $48.9 million, compared to net income of $141.8 million reported for the same period in 2013. Our net investment income for the nine months ended September 30, 2014 was $49.8 million, compared to a net investment income of $134.8 million reported for the same period in 2013. Our investment portfolio managed by DME Advisors, LP reported a gain of 3.2% for the nine months ended September 30, 2014, compared to a gain of 12.2% for the same period in 2013. The underwriting income before general and administrative expenses for the nine months ended September 30, 2014 was $16.2 million, compared to underwriting income of $29.6 million reported for the same period in 2013. The decrease in underwriting income for the nine months ended September 30, 2014 was primarily due to an increase in the composite ratio for the period. For the nine months ended September 30, 2014, our composite ratio was 94.2%, compared to 92.7% during the same period in 2013. General and administrative expenses for the nine months ended September 30, 2014 decreased slightly to $16.7 million from $16.8 million for the nine months ended September 30, 2013. Included in the general and administrative expenses for the nine months ended September 30, 2014 was a non-investment related foreign exchange gain of $1.0 million compared to a foreign exchange loss of $0.2 million for the same period in 2013.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended September 30, 2014, the fully diluted adjusted book value per share decreased by $1.31 per share, or 4.3%, to $29.16 per share from $30.47 per share at June 30, 2014. For the three months ended September 30, 2014, the basic adjusted book value per share decreased by $1.39 per share, or 4.5%, to $29.56 per share from $30.95 per share at June 30, 2014.

For the nine months ended September 30, 2014, the fully diluted adjusted book value per share increased by $1.25 per share, or 4.5%, to $29.16 per share from $27.91 per share at December 31, 2013. For the nine months ended September 30, 2014, the basic adjusted book value per share increased by $1.17 per share, or 4.1%, to $29.56 per share from $28.39 per share at December 31, 2013.

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

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$1,134,761	$1,185,195	$1,073,194	$1,086,304	$1,000,595
Less: Non-controlling interest in joint venture	(31,218)	(31,087)	(29,512)	(34,709)	(33,959)
Basic adjusted book value per share numerator	1,103,543	1,154,108	1,043,682	1,051,595	966,636
Add: Proceeds from in-the-money stock options issued and outstanding	20,609	18,881	20,297	16,028	18,462
Fully diluted adjusted book value per share numerator	$1,124,152	$1,172,989	$1,063,979	$1,067,623	$985,098
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,333,190	37,295,312	37,213,693	37,046,814	36,877,407
Add: In-the-money stock options and RSUs issued and outstanding	1,217,917	1,202,096	1,326,596	1,210,731	1,451,408
Fully diluted adjusted book value per share denominator	38,551,107	38,497,408	38,540,289	38,257,545	38,328,815
Basic adjusted book value per share	$29.56	$30.95	$28.05	$28.39	$26.21
Fully diluted adjusted book value per share	29.16	30.47	27.61	27.91	25.70

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Frequency	$91,967	94.6%	$146,414	98.4%	$225,230	90.2%	$387,328	94.3%
Severity	5,233	5.4	2,351	1.6	24,525	9.8	23,599	5.7
Total	$97,200	100.0%	$148,765	100.0%	$249,755	100.0%	$410,927	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2014, our frequency gross premiums written decreased by $54.4 million, or 37.2%, compared to the same period in 2013. The decrease was primarily the result of a private passenger motor contract terminated at the end of 2013 which accounted for $57.7 million of the decrease in frequency gross premiums written during the quarter ended September 30, 2014 compared to the same period in 2013. Additionally, some of our Florida homeowners' contracts (personal lines) renewed during 2014 at a smaller share ceded to us, with the cedants retaining a larger share compared to the expiring contracts. As a result, the personal lines gross premiums written decreased by $12.3 million for the three months ended September 30, 2014, compared to the same period in 2013. These decreases were partially offset by increases in all other lines of business driven by new and renewal contracts entered into during the current fiscal year.

For the nine months ended September 30, 2014, our frequency gross premiums written decreased by $162.1 million, or 41.9%, compared to the same period in 2013. The decrease primarily related to the motor (liability and physical damage) and personal lines of business. The terminated private passenger motor contract as discussed in the preceding paragraph accounted for $129.3 million of the decrease in gross premiums written during the nine months ended September 30, 2014 compared to the same period in 2013. The personal lines gross premiums written decreased by $57.5 million during the nine months ended September 30, 2014 compared to the same period in 2013 due to the decrease in our share of the Florida homeowners' contracts renewed during the period as discussed in the preceding paragraph. These decreases were partially offset by increases in all other lines of business driven by new and renewal contracts entered into during the nine months ended September 30, 2014.

For the three months ended September 30, 2014, our severity gross premiums written increased by $2.9 million, or 122.6%, compared to the same period in 2013, primarily due to a quota share catastrophe contract that had higher underlying premiums written during the third quarter of 2014, accounting for $2.5 million of the increase in severity gross premiums.

For the nine months ended September 30, 2014, our severity gross premiums written increased by $0.9 million, or 3.9%, compared to the same period in 2013. The increase was primarily due to new and renewed catastrophe retrocession contracts bound during 2014, partially offset by catastrophe contracts not renewed due to inadequate pricing.

Premiums Ceded

For the three and nine months ended September 30, 2014, premiums ceded were $2.7 million and $11.4 million, respectively, compared to $2.4 million and $0.9 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, the increases in ceded premiums compared to the same periods in 2013 were partially due to a new retroceded contract entered into in order to reduce our net exposure to natural peril catastrophe events, and partially due to an increase in premium volumes on certain assumed contracts which we proportionally retrocede to entities affiliated with the ceding insurers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Frequency	$89,261	94.5%	$144,025	98.4%	$217,578	91.3%	$386,403	94.2%
Severity	5,233	5.5	2,351	1.6	20,772	8.7	23,599	5.8
Total	$94,494	100.0%	$146,376	100.0%	$238,350	100.0%	$410,002	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the term of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Frequency	$73,387	92.3%	$156,724	95.6%	$261,247	93.6%	$392,527	96.6%
Severity	6,104	7.7	7,167	4.4	17,788	6.4	13,835	3.4
Total	$79,491	100.0%	$163,891	100.0%	$279,035	100.0%	$406,362	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended September 30, 2014, the frequency premiums earned decreased by $83.3 million, or 53.2%, compared to the same period in 2013. The decrease was primarily as a result of a private passenger motor contract terminated at the end of 2013 which accounted for $58.5 million of the decrease in net premiums earned during the quarter ended September 30, 2014. Additionally, the volume of premiums earned on other private passenger motor contracts decreased by $15.1 million compared to the same period in 2013. This decrease was due to a reduction in earned premiums reported for the third quarter of 2014 resulting from lower quota share participation on certain contracts renewed during 2014. The personal lines premiums earned also decreased by $13.2 million compared to the same period in 2013. The decrease was a net result of our Florida homeowners' contracts renewals, some of which renewed at a smaller share ceded to us and the cedants retaining a larger share compared to the expiring contracts. The decreases in frequency net premiums earned were partially offset by a $4.7 million increase in professional liability premiums earned due to an increase in the volume of underlying business relating to solicitors' professional indemnity contracts.

For the nine months ended September 30, 2014, the frequency net premiums earned decreased by $131.3 million, or 33.4%, compared to the same period in 2013. The decrease was primarily attributed to a private passenger motor contract terminated at the end of 2013 which accounted for $101.6 million of the decrease. Additionally, the volume of premiums earned on other private passenger motor contracts decreased by $6.8 million compared to the same period in 2013. This decrease was due to a reduction in earned premiums reported for the first nine months of 2014 resulting from lower quota share participation on certain contracts renewed during 2014. The personal line premiums earned decreased by $24.8 million during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the reason explained in the preceding paragraph. Other decreases in net premiums earned related to the workers' compensation line and the general liability line which decreased by $11.2 million and $3.9 million, respectively, primarily as a result of a multi-line contract commuted during 2013. The decreases in frequency net premiums earned were partially offset by increases in the volume of underlying business in other lines including $13.4 million relating to solicitors' professional indemnity contracts and $4.0 million relating to employer health stop-loss contracts.

For the three months ended September 30, 2014, the severity premiums earned decreased by $1.1 million, or 14.8%, compared to the same period in 2013. The decrease was a net impact of severity contracts not renewed during 2014 due to inadequate pricing partially offset by new and renewed severity contracts entered into during 2014.

For the nine months ended September 30, 2014, severity net premiums earned increased by $4.0 million, or 28.6%, compared to the same period in 2013. The increase is partially a function of the reversal of reinstatement premiums reflected in the comparative period and partially due to the new and renewed severity contracts entered into during 2014. The increases were partially offset by decreases due to catastrophe contracts expired but not renewed during 2014 due to inadequate pricing.

Net Losses Incurred

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Frequency	$51,666	97.4%	$93,194	98.8%	$174,447	98.5%	$247,474	103.6%
Severity	1,362	2.6	1,172	1.2	2,588	1.5	(8,485)	(3.6)
Total	$53,028	100.0%	$94,366	100.0%	$177,035	100.0%	$238,989	100.0%

We establish reserves for each contract based on estimates of the ultimate cost of all losses, including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust them as we deem appropriate to reflect our best estimates based on updated information and our internal actuarial estimates. We expect losses incurred on our severity business to be volatile depending on the frequency and magnitude of catastrophic events from year to year.

For the three months ended September 30, 2014, the net losses incurred on frequency contracts decreased by $41.5 million, or 44.6%, compared to the same period in 2013, primarily as a result of a private passenger motor contract terminated at the end of 2013 and to a lesser extent as a net result of our renewed Florida homeowners' contracts, some of which renewed at a smaller share ceded to us and the cedants retaining a larger share compared to the expiring contracts.

For the nine months ended September 30, 2014, the total net losses incurred on frequency contracts decreased by $73.0 million, or 29.5%, compared to the same period in 2013, primarily as a result of a private passenger motor contract terminated at the end of 2013 ($65.8 million impact). The general liability line reported a decrease in losses incurred of $21.6 million primarily related to adverse loss development included in the comparative 2013 period, whereas during the nine months ended September 30, 2014, there was no adverse loss development on this contract. The personal lines losses incurred decreased by $12.9 million as a result of our Florida homeowners' contracts renewals as explained in the preceding paragraph. The workers' compensation line reported a decrease in losses incurred of $7.5 million relating to a multi-line contract being commuted during 2013. The decrease in net losses incurred was partially offset by increases in net losses incurred relating to the specialty health line ($12.3 million) and the professional line ($13.5 million) due to increases in earned premiums as well as adverse loss development on prior year contracts. Additionally, the comparative period in 2013 included a reduction of $11.2 million in losses incurred due to favorable loss development on commercial motor contracts, whereas there was no further loss development on these contracts during the nine months ended September 30, 2014.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. For the three months ended September 30, 2014 and 2013, the loss ratios for our frequency business were 70.4% and 59.5%, respectively. For the nine months ended September 30, 2014 and 2013, the loss ratios for our frequency business were 66.8% and 63.0%, respectively. The higher loss ratio for the three and nine months ended September 30, 2014 related to adverse loss development on a prior year employer medical stop-loss contract and a solicitors' indemnity contract. Additionally, the loss ratio on the motor line was also higher primarily due to a current year private passenger motor contract which has a higher expected loss ratio compared to the prior year contract. Additionally, the loss ratio for the nine months ended September 30, 2013 included significant favorable loss development on a commercial motor contract which caused the 2013 loss ratio to be lower than the loss ratio for the nine months ended September 30, 2014. The increases in the loss ratio for the nine months ended September 30, 2014 were partially offset by a lower loss ratio on the general liability line due to no adverse loss development on general liability contracts compared to the same period in 2013.

For the three months ended September 30, 2014 and 2013, the loss ratios for our severity business were 22.3% and 16.4%, respectively. The increase in severity loss ratio was due to the change in mix of severity business compared to the same period in 2013. During the nine months ended September 30, 2014 we opted not to renew some of our expiring natural peril catastrophe contracts due to inadequate pricing. Instead, we added aggregate excess of loss severity contracts on which attritional loss reserves are recorded as premiums are earned.

For the nine months ended September 30, 2014 and 2013, the loss ratios for our severity business were 14.5% and (61.3%), respectively. During the nine months ended September 30, 2013, $15.0 million of loss reserves relating to super-storm Sandy were reversed which resulted in negative losses incurred and a negative loss ratio. Excluding the effect of that loss reserve reversal (and the corresponding reversal of reinstatement premiums), the severity loss ratio for the nine months ended September 30, 2013 was 38.9% which included a $4.0 million increase in loss reserves on a casualty clash contract. By comparison, during the nine months ended September 30, 2014, our severity business was not impacted by any catastrophe losses and a favorable loss development on an excess of loss catastrophe contract contributed to a lower severity loss ratio of 14.5%.

Losses incurred can be further broken down into losses paid (recovered) and changes in loss and loss adjustment expense reserves as follows:

	Nine months ended September 30
		2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$229,430	$(7,260)	$222,170	$259,281	$(5,995)	$253,286
Change in loss and loss adjustment expense reserves	(50,749)	5,614	(45,135)	(30,753)	16,456	(14,297)
Total	$178,681	$(1,646)	$177,035	$228,528	$10,461	$238,989

For the nine months ended September 30, 2014, our net losses incurred on prior period contracts increased by $3.8 million, which primarily related to the following:

●
$3.0 million of adverse loss development relating to the employer medical stop-loss business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information;

●
$3.2 million of adverse loss development relating to a solicitors' professional indemnity contract as a result of a combination of large claims reported and increases in case reserves on several smaller claims. Loss reserves were increased on this contract after a detailed review of existing claims data received from the client, audits of claim files at the third party claims administrator and actuarial analysis based on all available information. The contract terms included sliding scale ceding commission rates and profit commissions. As a result, the increase in loss reserves was offset by a $0.6 million decrease in ceding commissions and profit commissions which were recorded as decreases to acquisition costs;

●
$2.2 million of adverse loss development relating to general liability business. Loss reserves were increased on this business after a detailed review of existing claims data received from the client, audits of claim files at the third party claims administrator and actuarial analysis based on all available information;

●
$3.8 million of favorable loss development relating to private passenger automobile business, primarily as a result of better than expected loss development noted on our private passenger automobile contracts after a detailed review of existing claims data received from the clients, audits of claim files and actuarial analysis based on all available information. Since these contracts included sliding scale ceding commission rates, the decrease in loss reserves was offset by a $1.5 million increase in ceding commissions recorded as acquisition costs; and

●
$0.9 million of favorable loss development relating to an excess of loss catastrophe contract based on updated loss information received from the cedant indicating better than expected loss experience. The contract terms included a profit commission payable to the cedant. As a result, the favorable loss development was offset by a $0.1 million increase in profit commissions recorded as acquisition costs.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2014.

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

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Frequency	$21,243	94.5%	$52,361	97.8%	$82,416	96.0%	$135,281	98.2%
Severity	1,235	5.5	1,160	2.2	3,428	4.0	2,472	1.8
Total	$22,478	100.0%	$53,521	100.0%	$85,844	100.0%	$137,753	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. For the three months ended September 30, 2014 and 2013, the acquisition cost ratios for frequency business were 28.9% and 33.4%, respectively, primarily due to the private passenger motor contracts currently in force having lower ceding commissions compared to the contracts in force during the same period in 2013.

For the nine months ended September 30, 2014 and 2013, the acquisition cost ratios for frequency business were 31.5% and 34.5%, respectively, for the same reasons explained in the preceding paragraph. Additionally, the lower acquisition cost ratio was also attributed to solicitors' professional indemnity contracts driven by lower commissions due to adverse loss development.

For the three months ended September 30, 2014 and 2013, the acquisition cost ratios for severity business were 20.2% and 16.2%, respectively. The higher acquisition cost ratio during the 2014 period was primarily due to higher commissions on a new excess of loss catastrophe contract bound during the third quarter of 2014.

The acquisition cost ratios for severity business were 19.3% and 17.9% for the nine months ended September 30, 2014 and 2013, respectively. Overall, our total acquisition cost ratios were 30.8% and 33.9% for the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Internal expenses	$5,287	$4,316	$15,376	$14,151
Corporate expenses	(1,960)	2,769	1,351	2,637
General and administrative expenses	$3,327	$7,085	$16,727	$16,788

For the three months ended September 30, 2014 and 2013, general and administrative expenses included $1.2 million and $1.1 million, respectively, of expenses related to stock compensation granted to employees and directors. For the nine months ended September 30, 2014 and 2013, general and administrative expenses included $3.0 million and $2.7 million, respectively, of expenses related to stock compensation granted to employees and directors.

Corporate expenses included those expenses directly related to being a publicly listed entity and certain non-core operating expenses as well as non-investment related foreign exchange gains and losses. For the three and nine months ended September 30, 2014, corporate expenses included non-investment related foreign exchange gain of $2.7 million and $1.0 million, respectively, compared to foreign exchange loss of $2.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. The increase in non-investment related foreign exchange gain during the three and nine months ended September 30, 2014 was due to the weakening of the British pound resulting in a decrease in the loss reserves denominated in British pound. For further details please refer to foreign currency risk disclosed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk". Excluding the foreign exchange gains and losses, the general and administrative expenses for the three and nine months ended September 30, 2014 increased by $1.0 million and $1.2 million, respectively. The increase was primarily related to personnel costs including stock compensation expenses.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Realized gains	$91,355	$25,292	$266,708	$117,271
Change in unrealized gains	(146,024)	50,225	(182,681)	69,660
Investment related foreign exchange gains	(1,904)	(3,692)	(6,032)	15,205
Interest and dividend income	3,704	6,037	27,670	17,677
Interest, dividend and other expenses	(9,076)	(11,890)	(29,646)	(37,756)
Investment advisor compensation	7,918	(16,524)	(26,264)	(47,223)
Net investment income (loss)	$(54,027)	$49,448	$49,755	$134,834

Included in the above table under realized gains for the nine months ended September 30, 2014, was a gain of $4.5 million on the sale of a note receivable. For the comparative nine months ended September 30, 2013, included in the above table under interest, dividend and other expenses, was an impairment charge of $6.0 million related to the same note receivable that was subsequently sold in 2014.

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended September 30, 2014, investment income, net of fees and expenses, resulted in a loss of 3.7% on our investments managed by DME Advisors, compared to a gain of 4.0% reported for the same period in 2013. The investment loss was primarily driven by an increase in unrealized losses on our equity-based investments (listed equities and total return swaps) due to fluctuations in the market values of these securities.

For the nine months ended September 30, 2014, investment income, net of fees and expenses, resulted in a gain of 3.2% on our investments managed by DME Advisors, compared to a gain of 12.2% reported for the nine months ended September 30, 2013. The lower investment gain was primarily driven by an increase in unrealized losses on our equity-based investments (listed equities and total return swaps) due to fluctuations in the market values of these securities.

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

For the three months ended September 30, 2014 and 2013, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were (4.7)% and 5.4%, respectively. For the nine months ended September 30, 2014 and 2013, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were 4.1% and 15.3%, respectively. These were comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Long portfolio gains (losses)	(2.3)%	14.6%	15.3%	28.0%
Short portfolio gains (losses)	(1.2)	(7.4)	(6.8)	(12.3)
Macro gains (losses)	(0.8)	(1.4)	(3.1)	1.0
Other income and expenses	(0.4)	(0.4)	(1.3)	(1.4)
Gross investment return	(4.7)%	5.4%	4.1%	15.3%
Net investment return	(3.7)%	4.0%	3.2%	12.2%

For the three and nine months ended September 30, 2014, included in investment advisor compensation were $5.3 million and $15.4 million, respectively (2013: $4.6 million and $13.4 million, respectively) relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. Additionally, for the three and nine months ended September 30, 2014, included in investment advisor compensation were $(13.2) million and $10.9 million, respectively (2013: $11.9 million and $33.8 million, respectively) relating to performance allocation in accordance with the venture agreement with DME (see Item 1. Financial Statements, "Note 7. Related Party Transactions"). The negative performance allocation for the three months ended September 30, 2014 was due to the reversal of previously accrued performance allocation expense resulting from negative investment returns for the third quarter of 2014.

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

As of September 30, 2014, an accrual for current taxes payable of $0.1 million (December 31, 2013: $0.3 million) was recorded in other liabilities on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Nine months ended September 30			Nine months ended September 30
		2014			2013
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	66.8%	14.5%	63.4%	63.0%	(61.3)%	58.8%
Acquisition cost ratio	31.5%	19.3%	30.8%	34.5%	17.9%	33.9%
Composite ratio	98.3%	33.8%	94.2%	97.5%	(43.4)%	92.7%
Internal expense ratio			5.5%			3.5%
Corporate expense ratio			0.5%			0.6%
Combined ratio			100.2%			96.8%

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

Financial Condition

Investments, Financial Contracts Receivable, Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of September 30, 2014, were $1,425.2 million, compared to $1,497.7 million as of December 31, 2013, a decrease of $72.5 million, or 4.8%, primarily due to the net decrease in fair market values of our equity-based long investments resulting in unrealized losses during the period, partially offset by the purchase of gold bullion and equity securities during the period. As of September 30, 2014, our exposure to long investments decreased to 107.6%, compared to 123.7% as of December 31, 2013. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities and derivatives on any of these instruments.

Financial contracts receivable as of September 30, 2014 decreased by $66.9 million, or 64.3%, compared to December 31, 2013, primarily due to a decrease in total return equity swaps resulting from a decrease in the market values of the underlying equities and to a lesser extent due to futures contracts exited during the nine months ended September 30, 2014.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of September 30, 2014, we had borrowed $91.8 million (December 31, 2013: $112.5 million) from our prime brokers in order to purchase investment securities. In accordance with Greenlight Re's investment guidelines, DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days. The decrease in amounts borrowed from prime brokers for investing during the nine months ended September 30, 2014 was related to the decrease in the exposure to long investments.

Additionally, as of September 30, 2014, we had borrowed $174.9 million (December 31, 2013: $202.2 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers. The decrease was a result of a decrease in letters of credit issued mainly relating to a reinsurance contract terminated at the end of 2013.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of September 30, 2014, 84.3% (December 31, 2013: 85.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 13.7% (December 31, 2013: 12.3%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.0%  (December 31, 2013: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2014, $303.9 million (December 31, 2013: $222.6 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $303.3 million (December 31, 2013: $218.8 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.6 million (December 31, 2013: $3.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the three and nine months ended September 30, 2014, $4.0 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2 as these securities began actively trading on a listed exchange during the third quarter. However, due to certain lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expires. A detailed reconciliation of Level 3 investments is presented in Note 3 of the accompanying condensed consolidated financial statements. No other transfers into or out of Level 3 took place during the three and nine months ended September 30, 2014. During the nine months ended September 30, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up periods on certain securities expired and a discount factor was no longer applied in determining the fair value of the securities. Transfers between Level 1, Level 2 and

Level 3 fair value measurements during the three and nine months ended September 30, 2013 are disclosed in Note 3 of the accompanying condensed consolidated financial statements.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of September 30, 2014, our securities sold, not yet purchased were $1,113.3 million compared to $1,111.7 million at December 31, 2013, and our short exposure was 67.6% as of September 30, 2014 compared to 69.8% at December 31, 2013. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on a short sale may be caused by one or more of the following factors:

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of September 30, 2014, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, hence limiting the potential adverse impact on our results of operations and financial position.

As of September 30, 2014, the restricted cash included $1,113.3 million relating to collateral for securities sold, not yet purchased, compared to $1,111.7 million as of December 31, 2013.

Overall, our restricted cash increased by $33.1 million, or 2.5%, from $1,334.1 million to $1,367.2 million. The cash collateral held by derivative counterparties increased by $58.9 million to $79.0 million during the nine months ended September 30, 2014 as a result of an increase in the collateral requirements relating to new and existing total return equity swaps. Additionally, as of September 30, 2014, included in restricted cash and cash equivalents was $174.9 million (December 31, 2013: $202.2 million) of cash borrowed under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	September 30, 2014			December 31, 2013
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$111,659	$127,364	$239,023	$122,042	$167,986	$290,028
Severity	16,256	23,225	39,481	15,783	24,083	39,866
Total	$127,915	$150,589	$278,504	$137,825	$192,069	$329,894

During the nine months ended September 30, 2014, the frequency loss reserves decreased by $51.0 million, or 17.6%, while the severity loss reserves decreased by $0.4 million, or 1.0%. The decrease is primarily due to losses paid during 2014 on our frequency contracts that are in run-off and the Florida homeowners' insurance contracts that were cut-off and renewed at lower shares ceded to us during 2014. For most of our contracts written as of September 30, 2014, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of October 1, 2014, our maximum aggregate loss exposure to any series of natural peril events was $102.7 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$81,994	$102,696
Europe	36,369	43,869
Japan	36,369	43,869
Rest of the world	36,369	43,869
Maximum Aggregate	81,994	102,696

 Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased by $48.5 million to $1,134.8 million as of September 30, 2014, compared to $1,086.3 million as of December 31, 2013. Retained earnings increased due to net income of $48.9 million reported for the nine months ended September 30, 2014, while the non-controlling interest decreased by $3.5 million primarily due to withdrawal of funds by DME from the joint venture during the nine months ended September 30, 2014. The increase in additional paid-in capital of $3.0 million related to stock based compensation for the nine months ended September 30, 2014.

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

As of October 31, 2014, Greenlight Re and GRIL were each rated "A (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If an independent rating agency downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2014, approximately 92% (December 31, 2013: 89%) of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of September 30, 2014, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2014 and 2013, the net cash used in operating activities was $86.2 million and $56.8 million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses, of $28.2 million and $67.3 million for the nine months ended September 30, 2014 and 2013, respectively. Excluding the investment related expenses from the net cash used in our operating activities results in net cash primarily used in our underwriting activities which was $58.0 million for the nine months ended September 30, 2014, and net cash primarily provided by our underwriting activities which was $10.6 million for the nine months ended September 30, 2013. The use of cash from underwriting activities was primarily a result of the losses paid exceeding the premiums collected (net of acquisition costs) during the nine months ended September 30, 2014. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

We generated $91.3 million (2013: $118.0 million) from investing activities for the nine months ended September 30, 2014, mainly from the net sale of investments, partially offset by a decrease in funds borrowed from prime brokers as we reduced our margin leverage. There were no significant cash flows related to financing activities during the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of September 30, 2014, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2014, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of September 30, 2014, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2014, we had four letter of credit facilities with an aggregate capacity of $760.0 million (December 31, 2013: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of September 30, 2014, an aggregate amount of $321.4 million (December 31, 2013: $379.1 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At September 30, 2014, total equity securities and cash and cash equivalents with a fair value in the aggregate of $356.4 million (December 31, 2013: $410.3 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2014.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2014.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The current share repurchase plan expires on June 30, 2015 unless renewed by the Board of Directors. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the nine months ended September 30, 2014.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of September 30, 2014, there were 799,555 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2014 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$557	$989	$349	$—	$1,895
Specialist service agreement	825	450	—	—	1,275
Private equity and limited partnerships (2)	9,395	—	—	—	9,395
Loss and loss adjustment expense reserves (3)	118,643	85,951	59,040	14,870	278,504
	$129,420	$87,390	$59,389	$14,870	$291,069
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of September 30, 2014, we had made total commitments of $24.6 million in private investments of which we had invested $15.2 million, and our remaining commitments to these investments total $9.4 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 30, 2014, $1,113.3 million of securities sold, not yet purchased, were secured by $1,113.3 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2014, performance allocation of $(13.2) million and $10.9 million, respectively, was recorded in net investment income. The negative performance allocation for the three months ended September 30, 2014 was due to the reversal of previously accrued performance allocation expense resulting from negative investment returns for the third quarter of 2014. For the three and nine months ended September 30, 2014, management fees of $5.3 million and $15.4 million, respectively, were recorded in net investment income.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•    equity price risk;

•commodity price risk:

•    foreign currency risk;

•    interest rate risk;

•    credit risk; and

•    political risk.

Equity Price Risk

As of September 30, 2014, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2014, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $50.2 million, or 3.6%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivative securities directly impacted by fluctuations in the prices of commodities. As of September 30, 2014, our investment portfolio included exposure to changes in gold prices, through ownership of physical gold. As of September 30, 2014, a 10% decline in the price of gold would have resulted in a $9.9 million, or 0.7%, decline in the fair value of our total investment portfolio. We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2014, we had loss reserves (case reserves and IBNR) reported in foreign currencies of £27.6 million. As of September 30, 2014, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $4.5 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $4.5 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2014, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(1,762)	(0.1)%	$1,762	0.1%
Brazilian Real	2,187	0.2	(2,187)	(0.2)
British Pound	(1,837)	(0.1)	1,837	0.1
Chinese Yuan	18,421	1.3	(1,989)	(0.1)
Japanese Yen	29,133	2.1	(8,307)	(0.6)
Other	127	—	(127)	—
Total	$46,269	3.4%	$(9,011)	(0.7)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$16,462	1.19%	$(17,809)	(1.29)%
Credit default swaps	(25)	—	25	—
Net exposure to interest rate risk	$16,437	1.19%	$(17,784)	(1.29)%

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

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of September 30, 2014, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2014, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2015 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. As of September 30, 2014, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the nine months ended September 30, 2014.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1	Employment Agreement, dated July 31, 2014, by and among Greenlight Reinsurance, Ltd. and James McNichols.
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
November 3, 2014

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
November 3, 2014