Form 10-K
period 2014-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2015-02-17
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2014 was $976,961,597 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	31,159,035
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of February 13, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2015 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 29, 2015 are incorporated by reference in Part III of this annual report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) and include but are not limited to:

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

We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. We conduct our reinsurance operations through two licensed and regulated reinsurance entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on the European market and serves clients located in Europe. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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

In addition, from time to time, we may seek to form long-term strategic alliances with insurance companies and general agents to complement our property and casualty reinsurance business and our non-traditional investment approach. To facilitate such strategic alliances, we formed Verdant, which, among other activities, has made and may make strategic investments in a select group of property and casualty insurers and general agents in the United States.

Because we employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Description of Business

 Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority ("CIMA") to write property and casualty reinsurance business as well as long term business (e.g., life insurance, long term disability, long term care, etc.); however, to date we have not written any long term business. GRIL is licensed and regulated by the Central Bank of Ireland ("CBI") to write property and casualty reinsurance business. Currently, we manage our business on the basis of one operating segment: property and casualty reinsurance. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

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

●
we implement a "cradle to grave" service philosophy where the same deal team underwrites and services each reinsurance contract rather than separating underwriting and servicing duties among many employees; and

●
we compensate our management with a cash bonus structure largely dependent on our underwriting results over a multi-year period rather than on premium volume or preliminary underwriting results in any given financial accounting period.

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

Link to Table of Contents

While we intend to continue to add to, and diversify, our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where capacity and alternatives are underserved or constrained;

●	seek clients with appropriate expertise in their line of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with favorable returns on capital over the life of the contract; and

●	strengthen and expand relationships with existing clients.

The following table sets forth our gross premiums written by line of business:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Property
Aviation	$391	0.1%	$168	—%	$—	—%
Commercial	11,529	3.6	9,999	1.9	15,110	3.5
Energy	2,131	0.6	659	0.1	—	—
Motor physical damage	24,008	7.4	57,952	10.8	60,262	14.1
Personal	64,479	19.9	145,807	27.2	81,662	19.1
Total Property	102,538	31.6	214,585	40.0	157,034	36.7
Casualty
General liability (1)	11,639	3.6	(815)	(0.2)	22,462	5.3
Marine liability	5,120	1.6	1,956	0.4	2,240	0.5
Motor liability	127,858	39.5	253,698	47.4	178,204	41.7
Professional liability	27,009	8.4	29,901	5.6	17,301	4.0
Total Casualty	171,626	53.1	284,740	53.2	220,207	51.5
Specialty
Financial (1)	5,292	1.6	3,498	0.7	(256)	(0.1)
Health	43,837	13.5	37,094	6.9	33,874	7.9
Workers’ compensation (1)	730	0.2	(4,215)	(0.8)	16,985	4.0
Total Specialty	49,859	15.3	36,377	6.8	50,603	11.8
	$324,023	100.0%	$535,702	100.0%	$427,844	100.0%

(1)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Link to Table of Contents

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
U.S. and Caribbean	$275,402	85.0%	$496,949	92.8%	$399,410	93.4%
Worldwide (1)	31,106	9.6	9,821	1.8	11,134	2.6
Europe	17,432	5.4	28,932	5.4	17,300	4.0
Asia	83	—	—	—	—	—
	$324,023	100.0%	$535,702	100.0%	$427,844	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

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

We have entered into a service agreement with a specialist service provider. Under the agreement, the specialist provides administration and support in developing and maintaining relationships, reviewing and recommending programs and managing risks on certain specialty lines of business. The service provider does not have any authority to bind us to any reinsurance contracts.

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

●	customized solutions that address the specific business needs of our clients;
●	rapid and substantive responses to proposal and pricing quote requests;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

Link to Table of Contents

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Largest broker	$161,405	49.8%	$282,337	52.7%	$242,665	56.7%
2nd largest broker	61,809	19.1	119,117	22.2	63,044	14.7
3rd largest broker	40,773	12.6	—	—	48,497	11.3
	$263,987	81.5%	$401,454	74.9%	$354,206	82.7%

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

Retrocessional Coverage

We may from time to time purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and, therefore, can be used as a tool to align our interests with those of our counterparties.

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

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of "A- (Excellent)" from A.M. Best Company, Inc. ("A.M. Best") or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, letters of credit or other collateral in the form of guarantees. As of December 31, 2014, the aggregate amount due from reinsurers from retrocessional coverages represents 4.4% (2013: 5.1%) of our gross outstanding loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2014 and 2013, no provision for uncollectible losses recoverable was considered necessary.

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

Link to Table of Contents

Reserves

Our reserving philosophy is to reserve to our best estimates of the actual results of the risks underwritten. Our actuaries provide reserving estimates on a quarterly basis calculated to meet our estimated future obligations. We reserve on a transaction by transaction basis. We engage independent external actuaries who review and provide an opinion on these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount we establish as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may also include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

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

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2014, we had letter of credit facilities with an aggregate capacity of $760.0 million (2013: $760.0 million). As of December 31, 2014, we had issued letters of credit totaling $273.7 million (2013: $379.1 million) to clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See ‘‘Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.’’

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

While most of our competitors have had a longer operating history than us, we believe that our approach to underwriting allows us to be successful in underwriting transactions against more established competitors.

Ratings

Currently, our reinsurance subsidiaries, Greenlight Re and GRIL are both rated "A (Excellent)" with a stable outlook by A.M. Best. The “A (Excellent)” rating from A.M. Best is the third highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries' financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of either of our A.M. Best ratings would significantly and negatively affect our ability to implement our business strategy successfully.”

Link to Table of Contents

Regulations

Cayman Islands Insurance Regulation

The legislative framework for the carrying on of insurance and reinsurance business in and from within the Cayman Islands is comprised of The Insurance Law, 2010 and underlying regulations thereto (the "Law") which was brought into force in the Cayman Islands effective as of November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Law and is subject to regulation by CIMA.

As the holder of a Class D insurer license, Greenlight Re is permitted to carry on reinsurance business from the Cayman Islands, but, except with the prior written approval of CIMA, may not carry on any insurance or reinsurance business where the underlying risk originates and resides in the Cayman Islands.

Greenlight Re is required to comply with the following principal requirements under the Law:

●	to maintain capital and a margin of solvency in accordance with the capital and solvency requirements prescribed by the Law;

●	to carry on its business in accordance with the terms of the license application submitted to CIMA and to seek the prior approval of CIMA for any proposed change thereto;

●	to maintain adequate arrangements for the management of risks and a system of governance as approved by CIMA;

●
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

●	to submit to CIMA an annual return in the prescribed form together with:
1. financial statements prepared in accordance with any internationally recognized accounting standards, audited by an independent auditor approved by CIMA;
2. an actuarial valuation of Greenlight Re's assets and liabilities, certified by an actuary approved by CIMA;
3. certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;
4. confirmation that the information contained in Greenlight Re's license application, as modified by any subsequent changes, remains correct; and
5. such other information as may be prescribed by CIMA; and

●	to pay an annual license fee.

Link to Table of Contents

It is the duty of CIMA:

●	to maintain a general review of insurance practices in the Cayman Islands;

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

Where CIMA believes that a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may direct the licensee to cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with such a CIMA direction may be punishable on summary conviction by a fine of up to 100,000 Cayman Islands dollars (which is approximately US$120,000) or to imprisonment for a term of ten years or to both, and on conviction on indictment to a fine of 500,000 Cayman Islands dollars (which is approximately US$600,000) or to imprisonment for a term of five years or to both and to an additional 10,000 Cayman Islands dollars (which is approximately US$12,000) for every day after conviction that the breach continues.

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Communities (Reinsurance) Regulations 2006 (the “Irish Regulations”). GRIL is required to comply at all times with the Irish Regulations and with any existing and future conditions imposed on it by CBI.  In addition, GRIL is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2011, regulations promulgated thereunder, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2014 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by CBI (the "Insurance Acts and Regulations"). Assets constituting statutory reserves must comply with rules including admissibility and diversification rules. Statutory reserves must be actuarially certified annually. Effective January 1, 2016, GRIL will be required to comply with a new European regulatory regime under EU Directive 2009/138/EC (known as "Solvency II"). Solvency II is expected to be adopted into Irish law by March 31, 2015, and will replace the existing solvency requirements of the CBI and will require insurers and reinsurers in Europe to meet risk-based solvency requirements.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME

Link to Table of Contents

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

Link to Table of Contents

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying publicly listed equity securities and corporate debt, selling securities short and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives and other instruments. As of December 31, 2014, DME Advisors was in compliance with our investment guidelines.

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

●
Leverage: The investment portfolio may not employ greater than 15% indebtedness for borrowed money, including net margin balances, for extended time periods. The investment advisor may employ, in the normal course of business, up to 30% indebtedness for periods of less than 30 days.

Link to Table of Contents

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

Investment Results

Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements:

	December 31
	2014		2013
	($ in thousands)
Debt instruments	$49,212	3.2%	$4,312	0.3%
Equities – listed	1,246,427	82.4	1,256,577	83.8
Exchange traded funds	19,748	1.3	25,579	1.7
Commodities	96,872	6.4	60,888	4.1
Private and unlisted equity securities	18,719	1.2	46,323	3.1
	1,430,978	94.5%	1,393,679	93.0%
Funds and cash held with brokers and swap counterparties	79,806	5.3	20,184	1.3
Financial contracts, net	2,579	0.2	85,191	5.7
Total long investments	$1,513,363	100.0%	$1,499,054	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2014		2013
	($ in thousands)
Equities – listed	$823,390	75.5%	$909,475	81.8%
Exchange traded funds	10,838	1.0%	7,648	0.7
Corporate debt – U.S.	6,064	0.6	8,368	0.8
Sovereign debt – Non U.S.	250,439	22.9	186,199	16.7
Total short investments	$1,090,731	100.0%	$1,111,690	100.0%

    DME Advisors also reports the composition of our managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options and other macro positions. In addition, under this methodology, the exposure for total return swaps is reported at full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price.

Link to Table of Contents

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors:

	December 31
	2014		2013
	Long %	Short %	Long %	Short %
Debt instruments	1.0%	(2.8)%	0.3%	(0.6)%
Equities & related derivatives	102.1	(64.1)	120.2	(69.2)
Private and unlisted equity securities	2.7	—	3.2	—
Total	105.8%	(66.9)%	123.7%	(69.8)%

As of December 31, 2014, our exposure to gold on a delta adjusted basis was 6.8% (2013: 4.4%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2014:

Sector	Long %	Short %	Net %
Basic Materials	4.0%	(7.3)%	(3.3)%
Consumer Cyclical	10.0	(8.6)	1.4
Consumer Non-Cyclical	—	(1.8)	(1.8)
Energy	7.2	(2.2)	5.0
Financial	22.3	(10.3)	12.0
Healthcare	2.1	(13.3)	(11.2)
Industrial	11.4	(3.2)	8.2
Technology	48.8	(20.1)	28.7
Utilities	—	(0.1)	(0.1)
Total	105.8%	(66.9)%	38.9%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2014:

Capitalization	Long %	Short %	Net %
Large Cap Equity (≥$5 billion)	74.0%	(45.6)%	28.4%
Mid Cap Equity (≥$1 billion and <$5 billion)	24.6	(19.9)	4.7
Small Cap Equity (<$1 billion)	3.5	(1.0)	2.5
Debt Instruments	1.0	(0.4)	0.6
Other Investments	2.7	—	2.7
Total	105.8%	(66.9)%	38.9%

Link to Table of Contents

Investment Returns

A summary of our consolidated net investment income is as follows:

	Year ended December 31
	2014	2013	2012
	($ in thousands)
Realized gains	$353,264	$141,976	$60,762
Change in unrealized gains	(172,402)	154,791	67,569
Investment related foreign exchange gains (losses)	(1,684)	19,305	3,682
Interest and dividend income	31,422	22,265	21,131
Interest, dividend and other expenses	(38,892)	(47,665)	(38,545)
Investment advisor compensation	(49,133)	(72,532)	(35,658)
Net investment income	$122,575	$218,140	$78,941

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for the last five years are as follows: (1)

Quarter	2014	2013	2012	2011	2010
1st	(0.7)%	5.8%	6.5%	(3.4)%	(1.9)%
2nd	8.1	2.0	(3.3)	(1.9)	2.6
3rd	(3.7)	4.0	8.8	0.1	3.6
4th	5.3	6.6	(4.4)	7.6	6.5
Full Year	8.7%	19.6%	7.1%	2.1%	11.0%

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

Internal Risk Management

Our risk manager is responsible for the construct and review of our internal risk management function. We review our investment portfolio together with our reinsurance operations on a periodic basis to ensure that we have sufficient capital to withstand losses on either or both of our investment and reinsurance portfolios under stressed scenarios. With the assistance of DME Advisors, we periodically analyze both our assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

Information Technology

Our information technology infrastructure is currently housed in our corporate offices in Grand Cayman, Cayman Islands. We have implemented backup procedures to ensure that data is backed up on a daily basis and can be restored in an appropriate time frame as needed.

Link to Table of Contents

We have a disaster recovery plan with respect to our information technology infrastructure that includes data and systems replication between our Cayman Islands office and Dublin office and other off-site locations. We believe we can access our core systems with insignificant outages and restore operation of our secondary systems in the event that our primary systems are unavailable due to a disaster or otherwise.

Employees

As of December 31, 2014, we had 31 full-time employees, 26 of whom were based in Grand Cayman, Cayman Islands and 5 were based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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

Further, our ability to compete may be harmed if insurance industry participants continue to consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. If and when the insurance industry further consolidates, competition for customers may become more intense, and the importance of acquiring and properly servicing each customer may become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly, and negatively, affect our business or our results of operations.

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

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has currently assigned a financial strength rating of ‘‘A (Excellent)’’ for each of Greenlight Re and GRIL. A (Excellent) is the third highest of 15 ratings that A.M. Best issues. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries' financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

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

Link to Table of Contents

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

The global economic downturns and any significant weakness in the U.S. economy could harm our business, our liquidity and financial condition and our stock price.

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

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2014 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of nine years (after having been legally and ordinarily resident in the Cayman Islands for a period of eight years a person may apply for permanent residence in accordance with the provisions of the Immigration Law) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could prevent us from continuing to implement our business strategy.

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

Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. Like all companies, our information technology and application systems may be vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, malicious cyber-attacks, computer viruses, hackers and general technology failures. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, result in a violation of applicable privacy or other laws, harm our reputation, cause a loss of customers or give rise to monetary fines or penalties or otherwise increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of data breaches, interruptions or failures in, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

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

Link to Table of Contents

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

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2014, we had three brokers (2013: two brokers) who each accounted for more than 10% of our gross written premiums, and in aggregate they accounted for approximately 81.5% (2013: 74.9%) of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the brokered business provided through brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

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

Link to Table of Contents

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

We may be subject to the credit risk of our brokers, cedents and agents.

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

Link to Table of Contents

premiums for policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the client will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with brokers around the world.

In addition, we are also exposed to the credit risk of our cedents and agents, who, pursuant to their contracts with us, may be required to pay us profit commission, additional premiums, reinstatement premiums, and adjustments to ceding commissions over a period of time, which in some cases may extend beyond the initial period of risk coverage. Insolvency, liquidity problems, distressed financial condition or the general effects of an economic recession may increase the risk that our cedents or agents may not pay a part of or the full amount of their obligations to us. To the extent our cedents or agents become unable to pay us, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements. While we generally seek to mitigate this risk through, among other things, collateral agreements, funds withheld, corporate guarantees and right of offset of receivables against any losses payable, an increased inability of customers to fulfill their obligations to us could have an adverse effect on our financial condition and results of operations.

Our reinsurance balances receivable at December 31, 2014 totaled $151.2 million, which included premiums, losses and ceding commissions receivable, a majority of which are not collateralized. We cannot assure you that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

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

The failure of any risk management and loss limitation methods we employ, as well as an unexpected accumulation of attritional losses, could have a material adverse effect on our financial condition and results of operations.
We seek to limit our loss exposure in a variety of ways, including by writing many of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event, employing coverage restrictions and following prudent underwriting guidelines for each program written. In the case of proportional treaties, we generally seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We also seek to limit our loss exposure through geographic diversification. Notwithstanding these loss limitation techniques, one or more future catastrophic or other events could result in claims that substantially exceed our expectations in ways limiting the applicability of these techniques, which could have a material adverse effect on our financial condition and results of operations.
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

Link to Table of Contents

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$443.5 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the "Capital Requirements"). Greenlight Re has, as of December 31, 2014, been in compliance with the Capital Requirements.

GRIL, our Irish subsidiary, is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin of US$13.6 million as of December 31, 2014 as provided for in the Irish Insurance Acts 1909 to 2011, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2014 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct, issued by CBI (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with rules including admissibility and diversification rules. Statutory reserves must be actuarially certified annually.

Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in financial or other activities, enhanced supervision, financial or other penalties or liquidation. Further,

Link to Table of Contents

any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

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

Link to Table of Contents

More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II”, (Directive 2009/138/EC) which will govern the prudential regulation of insurers and reinsurers, will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area. Solvency II is expected to be transposed into national law by March 31, 2015 and will be applicable from January 1, 2016.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL's investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL's investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2014, we were invested in approximately 102 equity and debt securities and the largest five long and short positions comprised an aggregate of 35% and 15%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

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

As of December 31, 2014, representatives of DME Advisors (including Mr. Einhorn) sat on the board of Green Brick Partners Inc., whose securities are publicly traded and were included in our portfolio as of December 31, 2014.

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

As of December 31, 2014, David Einhorn owned 16.7% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences, including certain reporting requirements, generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We believe that each of Greenlight Capital Re and Greenlight Re was a PFIC in 2006, 2005 and 2004. We do not believe, although we cannot assure you, that none of Greenlight Capital Re, Greenlight Re or GRIL has been a PFIC from 2007 onwards. We cannot provide assurance that none of Greenlight Capital Re, Greenlight Re or GRIL will be a PFIC in any future taxable year.

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

	2014		2013
	High	Low	High	Low
First Quarter	$34.24	$29.97	$25.05	$22.62
Second Quarter	$34.70	$30.83	$25.42	$23.40
Third Quarter	$35.18	$31.55	$28.84	$24.64
Fourth Quarter	$33.87	$30.18	$34.42	$27.38

Holders

As of January 31, 2015, the number of holders of record of our Class A ordinary shares was approximately 45, not including beneficial owners of shares registered in nominee or street name who represent approximately 97.1% of the Class A ordinary shares issued and outstanding.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2014, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2014 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

The performance reflected in the graph above is not necessarily indicative of future performance.

This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 5, 2008, our Board of Directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 30, 2014, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2015 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. As of December 31, 2014, the Company was authorized to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2014.

Link to Table of Contents

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010, as well as our selected historical consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

	Year ended December 31
	2014	2013	2012	2011	2010
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Income Data
Gross premiums written	$324,023	$535,702	$427,844	$397,659	$414,850
Net premiums earned	354,240	547,899	466,714	379,775	287,701
Net investment income	122,575	218,140	78,941	23,118	104,006
Loss and loss adjustment expenses incurred, net	234,986	338,493	366,601	241,690	177,018
Acquisition costs, net	107,665	171,872	142,721	138,751	102,645
General and administrative expenses	21,926	21,718	17,539	13,892	16,187
Net income	$109,592	$225,699	$14,598	$6,769	$90,642
Earnings Per Share Data (1)
Basic	$2.94	$6.13	$0.40	$0.19	$2.49
Diluted	2.89	6.01	0.39	0.18	2.44
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,242,687	36,838,128	36,702,128	36,548,466	36,420,719
Diluted	37,874,387	37,585,167	37,361,338	37,286,454	37,224,173
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	66.3%	61.8%	78.5%	63.6%	61.5%
Acquisition cost ratio (3)	30.4%	31.4%	30.6%	36.5%	35.7%
Internal expense ratio (4)	6.0%	3.2%	2.8%	2.8%	4.5%
Corporate expense ratio (5)	0.2%	0.7%	1.0%	0.9%	1.1%
Combined ratio (6)	102.9%	97.1%	112.9%	103.8%	102.8%

Link to Table of Contents

	December 31
	2014	2013	2012	2011	2010
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$1,430,978	$1,393,679	$1,177,928	$1,030,146	$1,034,554
Cash and cash equivalents	12,030	3,722	21,890	42,284	45,540
Restricted cash and cash equivalents	1,296,914	1,334,074	1,206,837	957,462	977,293
Total assets	2,995,292	3,095,276	2,722,753	2,343,488	2,338,002
Securities sold, not yet purchased, at fair value	1,090,731	1,111,690	908,368	683,816	725,990
Due to prime brokers	211,070	314,702	326,488	260,359	273,071
Loss and loss adjustment expense reserves ^	264,243	329,894	356,470	241,279	186,467
Unearned premium reserves	128,736	173,057	188,185	225,735	234,983
Total liabilities	1,801,251	2,008,972	1,862,343	1,497,790	1,498,841
Total equity	1,194,041	1,086,304	860,410	845,698	839,161
Adjusted book value* (7)	1,165,151	1,051,595	821,708	803,103	793,403
Diluted adjusted book value* (8)	1,184,779	1,067,623	840,683	821,318	809,993
Ordinary shares outstanding
Basic	37,384,543	37,046,814	36,702,128	36,538,149	36,455,784
Diluted (9)	38,516,460	38,257,545	38,193,418	38,007,149	37,874,784
Per Share Data
Basic adjusted book value per share* (10)	$31.17	$28.39	$22.39	$21.98	$21.76
Fully diluted adjusted book value per share* (11)	30.76	27.91	22.01	21.61	21.39

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the years presented above.

Link to Table of Contents

(1)
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Diluted earnings per share is calculated by taking into account the effects of exercising all dilutive stock options. In the event of a net loss, any stock options outstanding are excluded from the calculation of diluted loss per share. Unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities") are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, the participating securities are excluded from both basic and diluted loss per share.

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2014, 2013 and 2012 and financial condition as of December 31, 2014 and 2013. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over-capitalized. An influx of new capital, particularly for peak zone catastrophe risk, from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers has contributed to the over-capitalization. Additionally, we believe that the slowdown in global economic activity continues to weaken the overall demand for property and casualty insurance and, accordingly, reinsurance. However, the over-capitalization of the market is not uniform across all insurers and reinsurers and there are many insurers and reinsurers, including those that are deemed with lower financial security profiles, that have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance offering and our differentiated underwriting strategy, together with our “A (Excellent)” rating by A.M.Best, positions us well to compete for new business.
One component of our underwriting strategy is to identify and partner with companies that have suffered dislocation. Accordingly, as the market suffers, we believe we may have increased underwriting opportunities, which we will pursue if we believe pricing is economically rational. Conversely, if the reinsurance market continues to soften, we anticipate that we will seek to maintain or even reduce premium writings rather than accept mispriced risk in order to conserve our capital for a more opportune environment. We believe that significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies with traditional fixed income investment strategies and we believe that the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
As of December 31, 2014, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns. We believe that, in general, the Florida homeowners, U.S. employer health stop loss and non-standard private passenger automobile sectors are stable and priced at profitable levels. However, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business, which has put downward pressure on rates. We renewed certain of our existing catastrophe retrocession relationships at January 1, 2015 and also wrote some new catastrophe retrocession deals with new partners. We have repositioned our catastrophe retrocession book of business from predominantly excess of loss contracts to quota share contracts. We have found there to be less available capacity from alternative capital providers for quota share contracts in this area and as such terms and pricing are more favorable. Additionally, we have recently secured new contracts with larger, syndicated reinsurance placements for general casualty and professional liability business which have a longer duration of claim payments than the business we have written in the past.
While the competitive market conditions have made finding new business that meets our return hurdles challenging, we believe that we have a strong pipeline of attractive opportunities with counterparties that seek highly customized structures, terms and conditions, which aligns well with our underwriting strategy. Further, we intend to continue to monitor market conditions and pursue multiple opportunities to best position ourselves to participate in future under-served or capacity-constrained markets as they arise and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.

The reinsurance industry has recently experienced several announcements of mergers and acquisitions ("M&A") between large reinsurance companies. We believe there is likely to be further consolidation in the industry. However, this consolidation will not likely result in a significant reduction in total capital within the industry, but simply a concentration of capital in fewer, larger participants. Due to the reduction in the number of competitors in the industry, we believe pricing may partially stabilize. We also believe that while some business may be further restricted to only the largest reinsurance companies in the industry, this consolidation may create an opportunity for us as more capacity may be made available to other reinsurers.

Our investment portfolio had a net long exposure of 38.9% as of December 31, 2014. Our goal for 2015 continues to be to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Equity market valuations are stretched while monetary policy remains very accommodative globally. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

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

 In addition, we may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services provided by Verdant and fees relating to overrides, profit commissions and early termination of contracts.

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

Link to Table of Contents

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

Premium Revenues and Risk Transfer. Our property and casualty reinsurance premiums are recorded as premiums written based upon contract terms and information received from ceding companies and their brokers. For excess of loss reinsurance contracts, premiums are typically stated as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is typically based on an estimate of subject premiums expected to be written by the client during the contract term. The minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known. For catastrophe contracts that contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums are earned over the remaining coverage period.

For each quota share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using our best estimates and then adjust our estimates based on actual reports provided by our client and based on our expectations of industry developments. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates can be greater for quota share contracts than for excess of loss contracts. All premiums on quota share contracts are earned over the risk coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, together with historical and industry data, are used to estimate what we believe will be the ultimate premium payable pursuant to each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us on a monthly or quarterly basis (depending on the terms of the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the amount of premiums that are written for stub periods that have not yet been reported to us by the client. For example, for December year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have finalized our audited financial statements. Typically, premium estimates are only used for unreported stub periods, which accounts for a small percentage of our reported premiums written. We believe that estimating premiums written for these stub periods is standard reinsurance industry practice.

Link to Table of Contents

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

Link to Table of Contents

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

For natural peril exposed business, we generally establish loss reserves based on loss payments and case reserves reported by our clients when, and if, received. We then add our estimates for IBNR losses to the case reserves. To establish our IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written and management’s judgment.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

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

Generally, we obtain regular updates of premium and loss related information for the current period and historical periods, which we utilize to update our initial expected loss and loss expense ratio. There may be a time lag from when claims are reported to our client and when our client reports the claims to us. This time lag may impact our loss reserve estimates from period to period. Client reports, whether due monthly or quarterly, have set reporting dates of when they are due to us (for example, fifteen days after month end). As such, the time lag in the client’s reporting depends upon the terms of the specific contract. The timing of the reporting requirements is designed so that we receive premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of our contracts that have the potential for large single event losses have provisions that such loss notification needs to be received immediately upon the occurrence of an event. Once we receive this updated information, we use a variety of standard actuarial methods in our analysis each quarter. Such methods may include:

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

For each contract, we utilize each reserving methodology that our actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. We use various actuarial methods to provide data point estimates to aid us in our estimation of reasonable and adequate loss reserves. In setting our reserves, we do not select a range of estimates that may be subject to adjustment. We analyze reserves on a contract by contract basis and do not reserve based on aggregated product lines. Whether we use one methodology, a combination of methodologies or all methodologies depends upon the contract and the judgment of the actuaries responsible for the contract. We do not have a set weighting of the various methods we use. Certain of the methods we consider are more appropriate depending on the type and structure of the contract, how mature is the contract, and the duration of the expected paid losses on the contract. For example, the data estimation for contracts that are relatively new and therefore have little paid loss development is more appropriately considered using the Bornhuetter-Ferguson Reported Loss Method than a paid loss development method.

Our aggregate reserves are the sum of the point estimate of all contracts. We perform a quarterly loss reserve analysis on each contract regardless of the line of business. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. We generally calculate IBNR loss reserves for each contract by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. Each quarter, our reserving committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Actuarial Officer, Assistant Controller and Reserving Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s actuaries. The reserving committee discusses each contract individually and approves or revises the stated reserves.

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

Calendar Year	Effect on prior year reserves	Effect on net income
($ in thousands)
2014	$18,229 increase	$18,229 decrease
2013	6,120 decrease	6,120 increase
2012	56,898 increase	56,898 decrease
2011	26,015 increase	26,015 decrease
2010	8,678 increase	8,678 decrease
2009	7,597 decrease	7,597 increase
2008	11,988 decrease	11,988 increase

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

Acquisition Costs. We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the related period of risk covered. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate experience of the contracts. The methodology for calculating profit commissions is specific to the individual contracts and varies from contract to contract. Typically profit commissions are calculated and accrued based on the expected ultimate loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Bonus Accruals. Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between two to five years from the end of the fiscal year in which the business was underwritten. Any subsequent changes to the quantitative bonus are incorporated into the following open underwriting year. The Compensation Committee of our Board of Directors approves all quantitative bonuses prior to being paid. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards and restricted stock units based on the price of the Company’s common shares at the grant date and recognize the expense over the vesting period. Share purchase options are expensed over the vesting period on a graded vesting basis. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. Effective from August 2014, the estimate of expected volatility was based on the daily historical trading data of our Class A ordinary shares from the date that these shares commenced trading (May 24, 2007) to the grant date.

Link to Table of Contents

Prior to 2014, our shares had not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, for share purchase options granted prior to 2014, we determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering our own historical volatility in determining the expected volatility. We typically considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting the peer group. Additionally, we used the full life of the option, ten years, as the estimated term of the option, and we have assumed that dividends will not be paid.

If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires significant judgment, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Results of Operations

Years ended December 31, 2014, 2013 and 2012

For the year ended December 31, 2014, we reported net income of $109.6 million, compared to net income of $225.7 million reported for the year ended December 31, 2013. Our investment portfolio reported net income of $122.6 million, or a return of 8.7%, for the year ended December 31, 2014, compared to net investment income of $218.1 million, or a return of 19.6%, for the same period in 2013. The underwriting income before general and administrative expenses for the year ended December 31, 2014 was $11.6 million, compared to underwriting income of $37.5 million reported for the year ended December 31, 2013. The decrease in underwriting income was driven by adverse loss development on prior year contracts and to a lesser extent by lower volume of premiums earned during 2014 compared to 2013. By comparison, the 2013 underwriting income included a reversal of $12.4 million of loss reserves (net of reinstatement premiums) relating to super-storm Sandy due to revised loss estimates recorded during 2013. For the year ended December 31, 2014, our overall composite ratio was 96.7% compared to 93.2% for the year ended December 31, 2013. General and administrative expenses increased slightly for the year ended December 31, 2014 to $21.9 million from $21.7 million for the year ended December 31, 2013, primarily as a result of higher quantitative bonuses accrued relating to the 2012, 2013 and 2014 underwriting years which was partially offset by a gain on foreign exchange.

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

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. During the year ended December 31, 2014, the fully diluted adjusted book value per share increased by $2.85 per share, or 10.2%, to $30.76 per share from $27.91 per share at December 31, 2013. For the year ended December 31, 2013, the fully diluted adjusted book value per share increased by $5.90 per share, or 26.8%, to $27.91 per share from $22.01 per share at December 31, 2012.

For the year ended December 31, 2014, the basic adjusted book value per share increased by $2.78 per share, or 9.8%, to $31.17 per share from $28.39 per share at December 31, 2013. During the year ended December 31, 2013, basic adjusted book value per share increased by $6.00 per share, or 26.8%, to $28.39 per share from $22.39 per share at December 31, 2012.

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

	December 31, 2014	December 31, 2013	December 31, 2012
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$1,194,041	$1,086,304	$860,410
Less: Non-controlling interest in joint venture	(28,890)	(34,709)	(38,702)
Basic adjusted book value per share numerator	1,165,151	1,051,595	821,708
Add: Proceeds from in-the-money stock options issued and outstanding	19,628	16,028	18,975
Fully diluted adjusted book value per share numerator	$1,184,779	$1,067,623	$840,683
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,384,543	37,046,814	36,702,128
Add: In-the-money stock options and RSUs issued and outstanding	1,131,917	1,210,731	1,491,290
Fully diluted adjusted book value per share denominator	38,516,460	38,257,545	38,193,418
Basic adjusted book value per share	$31.17	$28.39	$22.39
Fully diluted adjusted book value per share	$30.76	$27.91	$22.01

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Frequency	$295,861	91.3%	$512,096	95.6%	$405,480	94.8%
Severity	28,162	8.7	23,606	4.4	22,364	5.2
Total	$324,023	100.0%	$535,702	100.0%	$427,844	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

Year ended December 31, 2014

During 2014, our gross premiums written decreased by $211.7 million, or 39.5%, primarily due to a private passenger motor contract that we terminated at the end of 2013 and due to some of our personal property contracts renewed during 2014 at a smaller share ceded to us. However, during the second half of 2014, we entered into several new relationships which offset some of the decrease in gross premiums written during 2014.

For the year ended December 31, 2014, the frequency gross premiums written decreased by $216.2 million, or 42.2%, primarily relating to the motor line (physical damage and liability) and personal property line. The motor line gross premiums written decreased by $137.0 million relating to a private passenger motor contract that we terminated at the end of 2013 on a run-off basis. Additionally, our remaining private passenger motor contracts reported a decrease of $24.3 million in gross premiums written during 2014, compared to the same period in 2013, due to competitive pricing pressure on the underlying premiums written by the insurers. The personal property line frequency gross premiums written decreased by $78.3 million, primarily relating to a decrease in our share of the Florida homeowners' contracts which renewed during 2014, with the cedents

Link to Table of Contents

choosing to retain a larger share on the renewed contracts compared to the expiring contracts. The decrease in frequency gross premiums written was partially offset by a number of new contracts entered into relating to the general liability, specialty health and workers' compensation lines of business.

For the year ended December 31, 2014, the increase in severity gross premiums written of $4.6 million, or 19.3%, compared to the same period in 2013 was primarily due to new and renewed severity contracts written during 2014, including excess of loss and multi-line property and casualty retrocession contracts.

Year ended December 31, 2013

During 2013, we increased our gross premiums written by $107.9 million, or 25.2%, as we continued to grow our key areas of focus, principally, private passenger automobile insurance and Florida homeowners' insurance.

For the year ended December 31, 2013, the frequency gross premiums written increased by $106.6 million, or 26.3%, primarily as a result of growth in our motor liability and personal property contracts, which increased by $75.5 million, or 42.4%, and $57.9 million, or 73.9%, respectively. The motor liability line includes both commercial motor contracts as well as private passenger automobile contracts (also referred to as non-standard automobile). The increase in motor liability line was primarily driven by an increase of $77.9 million in private passenger automobile premiums written due to an increase in the volume of underlying business written by our clients. The increase in motor liability premiums was partially offset by a decrease of $2.4 million in commercial motor premiums written as we canceled all of our remaining commercial motor related contracts during 2013.

The increase of $57.9 million in the frequency gross premiums written in our personal property line was entirely related to the Florida homeowners' contracts. During 2013, we added a new relationship to our existing portfolio of Florida homeowners' business which accounted for nearly half of the increase, while the remainder of the increase resulted from higher volume of written premiums assumed from our existing relationships.

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

Premiums Ceded

For the years ended December 31, 2014, 2013 and 2012, retrocessional premiums ceded were $13.5 million, $2.8 million and $(24.3) million, respectively. For the year ended December 31, 2014, our ceded premiums increased by $10.7 million partially relating to a retrocession contract purchased during 2014 in order to reduce our net exposure to natural peril catastrophe events, and partially relating to higher premiums on the inward contracts which are proportionally retroceded to entities affiliated with the ceding insurers.

For the year ended December 31, 2013, the ceded premiums increased by $27.1 million primarily as a result of negative ceded premiums reported in 2012 due to retrocessional premiums returned upon the termination of certain contracts in 2012.

Link to Table of Contents

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Frequency	$286,121	92.1%	$509,316	95.6%	$429,755	95.1%
Severity	24,409	7.9	23,606	4.4	22,364	4.9
Total	$310,530	100.0%	$532,922	100.0%	$452,119	100.0%

The movement in net premiums written is the net result of the increases or decreases in gross premiums written and premiums ceded as explained in the preceding paragraphs.

Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Frequency	$330,617	93.3%	$529,779	96.7%	$444,455	95.2%
Severity	23,623	6.7	18,120	3.3	22,259	4.8
Total	$354,240	100.0%	$547,899	100.0%	$466,714	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

Year ended December 31,2014

For the year ended December 31, 2014, the frequency net premiums earned decreased by $199.2 million, or 37.6%, compared to the same period in 2013. The decrease was primarily attributed to a private passenger motor contract terminated at the end of 2013 which accounted for $159.5 million of the decrease. Additionally, the volume of premiums earned on other private passenger motor contracts decreased by $13.9 million compared to the same period in 2013. This decrease was due to a reduction in earned premiums reported during 2014 resulting from competitive pricing pressure on the underlying premiums written by the insurers. The personal line premiums earned decreased by $40.1 million during 2014 compared to the same period in 2013 primarily due to the explanation provided above under Gross Premiums Written. Other decreases in net premiums earned related to the workers' compensation line and the general liability line which decreased by $11.1 million and $2.4 million, respectively, primarily as a result of certain multi-line contracts terminated during 2013. The decreases in frequency net premiums earned were partially offset by net premiums earned on new contracts and increases in the volume of underlying business in other lines including $10.3 million relating to professional liability contracts and $3.0 million relating to employer health stop-loss contracts.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the year ended December 31, 2014, severity net premiums earned increased $5.5 million, or 30.4%, compared to the same period in 2013. The increase is partially a function of the reversal of reinstatement premiums reflected in the comparative period and partially due to the new and renewed severity contracts entered into during 2014. The increases were partially offset by decreases due to catastrophe contracts expired but not renewed during 2014 due to inadequate pricing.

Year ended December 31, 2013

For the year ended December 31, 2013, the frequency net premiums earned increased by $85.3 million, or 19.2%, compared to the same period in 2012 primarily as a result of our motor liability, motor physical damage and personal property contracts, which increased net premiums earned by $89.9 million, $12.7 million and $16.6 million, respectively. The increase in

Link to Table of Contents

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

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the year ended December 31, 2013, severity net premiums earned decreased $4.1 million, or 18.6%, compared to the same period in 2012. The decrease was primarily due to the reversal of $2.9 million of reinstatement premiums earned in conjunction with the elimination of loss reserves relating to super-storm Sandy. During 2013, we entered into new severity contracts which contributed $11.5 million in earned premiums, which was partially offset by reductions in earned premiums from contracts that expired and were not renewed, and contracts renewed at lower premium amounts due to our participation being at lower risk exposure levels.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Frequency	$231,185	98.4%	$347,217	102.6%	$344,074	93.9%
Severity	3,801	1.6	(8,724)	(2.6)	22,527	6.1
Total	$234,986	100.0%	$338,493	100.0%	$366,601	100.0%

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

Year ended December 31 2014

For the year ended December 31, 2014, the net losses incurred on frequency contracts decreased by $116.0 million, or 33.4%. This decrease was primarily the net result of the 37.6% decrease in net premiums earned relating to a private passenger motor contract terminated at the end of 2013 and Florida homeowners' personal property contracts renewed at a lower assigned share. Additionally, the multi-line contracts terminated and commuted during 2013 also contributed to the decrease in incurred losses for the year ended December 31, 2014. The decreases were partially offset by an increase in losses incurred relating to adverse loss development on general liability, commercial motor, solicitors' professional liability and employers' medical stop-loss contracts (see Note 7 of the consolidated financial statements for details).
Net losses incurred as a percentage of net premiums earned (i.e. the loss ratio) fluctuates based on the mix of business, and the favorable or adverse development of our larger contracts. For the years ended December 31, 2014 and 2013, the overall loss ratios for our frequency business were 69.9% and 65.5%, respectively. The higher loss ratio for the year ended December 31, 2014 was due to adverse loss development relating to prior period general liability, commercial motor, solicitors' professional liability and employers' medical stop-loss. Additionally, the loss ratio on the motor line was also higher primarily due to current year private passenger motor contracts reporting higher expected loss ratios compared to the prior year contracts. The increase in the loss ratio for the year ended December 31, 2014 was partially offset by a lower loss ratio for the general liability line due to a decrease in the amount of adverse loss development during 2014 compared to the adverse loss development during 2013.

Link to Table of Contents

For the years ended December 31, 2014 and 2013, the loss ratios for our severity business were 16.1% and (48.1)%, respectively. During the year ended December 31, 2014 our severity business was not impacted by any major catastrophe events. The net losses incurred on severity contracts of $3.8 million for the year ended December 31, 2014, primarily related to attritional loss reserves on certain excess of loss contracts. The negative loss ratio of (48.1)% for the comparable year ended December 31, 2013, was due to the reversal of loss reserves relating to super-storm Sandy. Excluding the effect of that loss reserve reversal (and the corresponding reversal of reinstatement premiums), the severity loss ratio for the year ended December 31, 2013 was 29.9% which included a $4.0 million increase in loss reserves on a casualty clash contract.

Year ended December 31, 2013

For the year ended December 31, 2013, the net losses incurred on frequency contracts increased by $3.1 million, or 0.9%. This increase is the net result of the 19.2% increase in earned premiums, partially offset by the decrease in loss reserves primarily related to commercial motor contracts currently in run off. For the year ended December 31, 2013, the incurred losses relating to commercial motor contracts were negative $2.1 million compared to $53.2 million in 2012. During 2012, we had increased the loss reserves relating to these contracts based on loss data, which had indicated adverse loss development due to several large losses and overall higher settlement amounts expected on open claims. For the year ended December 31, 2013, the incurred losses on these contracts decreased as we reversed some of the loss reserves due to favorable loss development and due to commutation of a multi-line contract during 2013. The commuted multi-line contract also included coverage for general liability and workers' compensation which also contributed to the decrease in loss reserves.
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

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Year ended December 31
		2014			2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$303,272	$(9,695)	$293,577	$355,275	$(7,386)	$347,889	$264,630	$(8,146)	$256,484
Change in loss and loss adjustment expense reserves	(63,897)	5,306	(58,591)	(27,019)	17,623	(9,396)	115,011	(4,894)	110,117
Total	$239,375	$(4,389)	$234,986	$328,256	$10,237	$338,493	$379,641	$(13,040)	$366,601

Link to Table of Contents

For the year ended December 31, 2014, the change in ceded loss reserves of $5.3 million was primarily a result of a decrease in loss reserves recoverable driven by losses reported on retroceded contracts. For the year ended December 31, 2013, the change in ceded reserves of $17.6 million was primarily related to a commuted multi-line frequency contract and its related retroceded contract, which was also commuted simultaneously. For the year ended December 31, 2012, the increase in ceded reserves of $4.9 million was primarily related to the retrocession of multi-line frequency casualty contracts, which experienced adverse loss development during 2012.
For the year ended December 31, 2014, our net loss reserves on prior period contracts increased by $18.2 million, which primarily related to adverse loss development on general liability, commercial motor, solicitors' professional liability and employers' medical stop-loss businesses, partially offset by favorable loss development on private passenger automobile business. For the year ended December 31, 2013, our net loss reserves on prior period contracts decreased by $6.1 million, which primarily related to elimination of reserves relating to super-storm Sandy, favorable loss development on the private passenger automobile, commercial motor and personal property businesses, which was partially offset by adverse loss development on the general liability and casualty clash businesses. For the year ended December 31, 2012, our net loss reserves on prior period contracts increased by $56.9 million, which primarily related to the 2010 New Zealand earthquake losses and adverse loss development on the commercial motor, and personal property businesses. For further details on prior period loss developments please refer to Note 7 of the consolidated financial statements.

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

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Frequency	$103,008	95.7%	$168,109	97.8%	$139,598	97.8%
Severity	4,657	4.3	3,763	2.2	3,123	2.2
Total	$107,665	100.0%	$171,872	100.0%	$142,721	100.0%

We expect that acquisition costs will be higher for frequency business than for severity business. Since acquisition costs directly relate to the premiums acquired, the volume of acquisition expenses generally vary in accordance with the amount of premiums earned. For the year ended December 31, 2014, our total acquisition costs decreased by 37.4% while our net earned premiums decreased by 35.3%. Since our acquisition costs decreased by a greater percentage than our earned premiums, it caused our reported total acquisition cost ratio to also decrease. Overall, our total acquisition cost ratios were 30.4%, 31.4%, and 30.6% for the years ended December 31, 2014, 2013 and 2012, respectively.

Year ended December 31 2014

For the years ended December 31, 2014 and 2013, the acquisition cost ratios for frequency business were 31.2% and 31.7%, respectively. For the year ended December 31, 2014, the slightly lower frequency acquisition cost ratio was related to a combination of decreases in specialty health, professional liability and workers' compensation lines, partially offset by increases in general liability and personal property lines. Acquisition cost ratio for the motor line remained unchanged due to the lower ceding commissions on the in-force private passenger contracts being entirely offset by an increase in sliding scale commission adjustments from the favorable loss development on prior period private passenger contracts.

For the years ended December 31, 2014 and 2013, the acquisition cost ratios for severity business were 19.7% and 20.8%, respectively. The acquisition cost ratio reported for the year ended 2013 was higher due to the impact of reinstatement premiums reversed during 2013 relating to super-storm Sandy with no corresponding reversal of commissions. Excluding the impact of this reversal, the 2013 acquisition cost ratio was 18.0%. The acquisition cost ratio on the new severity contracts written during 2014 was higher due to a change in mix of business. During the year ended 2014, we wrote several new severity quota share contracts which had higher ceding commissions than the catastrophe excess of loss contracts written during 2013.

Link to Table of Contents

Year ended December 31, 2013

For the years ended December 31, 2013 and 2012, the acquisition cost ratios for frequency business were 31.7% and 31.4%, respectively. The slightly higher frequency acquisition cost ratio in 2013 was primarily related to higher commissions on private passenger automobile contracts that contain a sliding-scale commission structure which increases (or decreases) when the loss ratio decreases (or increases). Since we commuted a contract at a lower loss ratio, the commission was adjusted higher accordingly. To a lesser extent, the acquisition cost ratio for personal lines increased due to a new Florida homeowners' contract entered into during 2013, which is recorded at the higher end of the sliding scale commission rate due to a lower loss ratio estimate than our other personal lines contracts.

For the years ended December 31, 2013 and 2012, the severity acquisition cost ratios were 20.8% and 14.0%, respectively. For the year ended December 31, 2013, the higher severity acquisition cost ratio was partially related to the impact of the reinstatement premiums reversed during 2013 relating to super-storm Sandy with no corresponding reversal of commissions. Excluding the impact of this reversal, the 2013 acquisition cost ratio was 18.0%. Additionally, the higher acquisition cost ratio also related to higher commissions on new severity contracts written during 2013. Additionally, the 2012 acquisition cost ratio was lower as a result of the reinstatement premiums earned relating to super-storm Sandy.

General and Administrative Expenses

Our total general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, were $21.9 million, $21.7 million, and $17.5 million, respectively. General and administrative expenses for the years ended December 31, 2014, 2013 and 2012 included $4.0 million, $3.8 million and $3.7 million, respectively, for the expensing of the fair value of stock options, RSUs and restricted stock granted to employees and directors.

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2014	2013	2012
	($ in thousands)
Internal expenses	$21,341	$17,683	$13,105
Corporate expenses	585	4,035	4,434
General and administrative expenses	$21,926	$21,718	$17,539

Internal expenses include all general and administrative expenses except for corporate expenses. Corporate expenses include those expenses directly related to being a publicly listed entity and certain non-core operating expenses as well as non-investment related foreign exchange gains and losses.

For the year ended December 31, 2014, the increase in internal expenses was primarily related to higher underwriting quantitative bonuses estimated relating to the 2012, 2013 and 2014 underwriting years, and to a lesser extent, related to information technology system upgrades and an increase in head-count from the comparative period in 2013.

For the year ended December 31, 2013, the increase in internal expenses was primarily related to an increase of $3.9 million in personnel costs (including share based compensation) due to an increase in head-count from the comparative period in 2012 and higher accruals for underwriting related bonuses.

For the year ended December 31, 2014, corporate expenses included non-investment related foreign exchange gains of $2.6 million (2013: loss of $0.8 million, 2012: loss of $0.8 million).

Link to Table of Contents

Net Investment Income

A summary of our net investment income is as follows:

	Year ended December 31
	2014	2013	2012
	($ in thousands)
Realized gains	$353,264	$141,976	$60,762
Change in unrealized gains	(172,402)	154,791	67,569
Investment related foreign exchange gains (losses)	(1,684)	19,305	3,682
Interest and dividend income	31,422	22,265	21,131
Interest, dividend and other expenses	(38,892)	(47,665)	(38,545)
Investment advisor compensation	(49,133)	(72,532)	(35,658)
Net investment income	$122,575	$218,140	$78,941

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the year ended December 31, 2014, investment income, net of all fees and expenses, resulted in a gain of 8.7% on our investment portfolio. This compares to a gain of 19.6% and a gain of 7.1% reported for the years ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, included in the above table under interest, dividend and other expenses, was an impairment charge of $6.0 million related to a note receivable that was subsequently sold in 2014 at a gain of $4.5 million. The gain was included in the above table under realized gains for the year ended December 31, 2014.

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

For the years ended December 31, 2014, 2013 and 2012, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were 10.8%, 24.6% and 9.0%, respectively, and were comprised of the following:

	Year ended December 31
	2014	2013	2012
Long portfolio gains (losses)	17.8%	41.2%	21.6%
Short portfolio gains (losses)	(4.2)%	(17.0)%	(6.3)%
Macro gains (losses)	(1.1)%	2.2%	(4.6)%
Other income and expenses	(1.7)%	(1.8)%	(1.7)%
Gross investment return	10.8%	24.6%	9.0%

For the year ended December 31, 2014, included in investment advisor compensation was $20.6 million (2013: $18.3 million, 2012: $16.9 million) relating to management fees paid to DME Advisors and $28.5 million (2013: $54.2 million, 2012: $18.8 million) relating to performance allocation to DME in accordance with the investment advisory agreement.

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

Link to Table of Contents

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

As of December 31, 2014, a deferred tax asset of $0.03 million (2013: $0.05 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the consolidated balance sheets. As of December 31, 2014, an accrual for current taxes recoverable of $0.8 million (2013: payable of $0.3 million) was recorded on the consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Year ended December 31
		2014			2013			2012
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	69.9%	16.1%	66.3%	65.5%	(48.1)%	61.8%	77.4%	101.2%	78.5%
Acquisition cost ratio	31.2%	19.7%	30.4%	31.7%	20.8%	31.4%	31.4%	14.0%	30.6%
Composite ratio	101.1%	35.8%	96.7%	97.2%	(27.3)%	93.2%	108.8%	115.2%	109.1%
Internal expense ratio			6.0%			3.2%			2.8%
Corporate expense ratio			0.2%			0.7%			1.0%
Combined ratio			102.9%			97.1%			112.9%

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

Link to Table of Contents

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

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments and financial contracts receivable reported in the consolidated balance sheets as of December 31, 2014, were $1,478.1 million compared to $1,497.7 million as of December 31, 2013, a decrease of $19.6 million, or 1.3%. The decrease primarily related to financial contracts receivable, partially offset by the purchases of gold bullion and corporate and sovereign debt securities during the year ended December 31, 2014. Financial contracts receivable as of December 31, 2014 decreased by $56.9 million, or 54.7%, compared to December 31, 2013, primarily related to decreases in the total return equity swaps, as certain equity swaps were disposed during 2014, and partially due to decreases in the market prices of the underlying equities during 2014. As of December 31, 2014, our exposure to long investments decreased to 105.8%, compared to 123.7% as of December 31, 2013, while our exposure to short investments decreased to 66.9%, compared to 69.8% as of December 31, 2013, as we decreased our margin leverage and reduced the number and size of short positions in our portfolio. This exposure analysis is conducted on a notional basis and does not include gold, CDS, sovereign debt, cash, foreign currency positions, interest rate options and other macro positions.

Financial contracts payable as of December 31, 2014 increased by $25.7 million, or 136.5%, compared to December 31, 2013, primarily due to an increase in total return equity swaps payable resulting from decreases in the market prices of the underlying equities during 2014.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of December 31, 2014, we had borrowed $76.1 million (2013: $112.5 million) from our prime brokers in order to purchase investment securities. In accordance with our current investment guidelines, DME Advisors may use margin leverage up to 15% for Greenlight Re and up to 5% for GRIL for extended time periods and an aggregate of 30% for Greenlight Re and 20% for GRIL for periods not exceeding 30 days. At December 31, 2014, the margin borrowing from prime brokers for our investment portfolio was within these guidelines. The decrease in amounts borrowed from prime brokers for investing was consistent with the decrease in our exposure to long and short investments during the year ended December 31, 2014. In addition, as of December 31, 2014, we had borrowed $135.0 million (2013: $202.2 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of income. As of December 31, 2014, 83.9% (2013: 85.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 14.5% (2013: 12.3%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.6% (2013: 1.8%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2014, $316.4 million (2013: $222.6 million) of our investments

Link to Table of Contents

(longs, shorts and derivatives) were valued based on broker quotes, of which $315.7 million (2013: $218.8 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.7 million (2013: $3.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

During the year ended December 31, 2014, equity securities with a fair value of $4.0 million, on the date of transfer, were transferred out of Level 3 classification. During the year ended December 31, 2014, $14.4 million of securities at fair value based on the date of transfer were transferred from Level 2 to Level 1 classification. Details regarding the transfers and reconciliation of Level 3 investments are presented in Note 3 of the accompanying consolidated financial statements. No other transfers into or out of Level 3 took place during the year ended December 31, 2014.

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

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of December 31, 2014, our securities sold, not yet purchased decreased by $21.0 million, or 1.9%, to $1,090.7 million from $1,111.7 million at December 31, 2013, as we reduced the number and size of short positions and decreased the short exposure in our portfolio from 69.8% to 66.9%. As of December 31, 2014, the restricted cash included $1,090.7 million relating to collateral for securities sold, not yet purchased compared to $1,111.7 million as of December 31, 2013.

Overall our restricted cash decreased by $37.2 million, or 2.8%, from $1,334.1 million to $1,296.9 million, primarily as a result of needing less collateral to support the securities sold, not yet purchased and as a result of a decrease of $67.3 million in restricted cash relating to our letters of credit outstanding. This decrease was partially offset by an increase of $51.1 million in cash collateral held by derivative counterparties.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of December 31, 2014, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, hence limiting the potential adverse impact on our results of operations and financial position.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net

At December 31, 2014, reinsurance balances receivable were $151.2 million compared to $167.3 million as of December 31, 2013, a decrease of $16.2 million, or 9.7%. The decrease in the reinsurance balances receivable was primarily attributable to the decrease in premiums written during the year ended December 31, 2014.

Included in reinsurance balance receivable were $10.3 million of ceding commissions due from a ceding insurer and $6.8 million from its affiliated retrocessionaire that were past due. See Note 8 and Note 17 of the accompanying consolidated financial statements for details.

At December 31, 2014, deferred acquisition costs (net of retrocession) decreased by $17.4 million, or 33.5%, compared to December 31, 2013. The decrease was primarily due to the corresponding decrease in unearned premium reserves which decreased by $44.3 million, or 25.6%, during the same period. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is

Link to Table of Contents

recognized. As of December 31, 2014, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	December 31, 2014			December 31, 2013
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$103,357	$124,173	$227,530	$122,042	$167,986	$290,028
Severity	13,692	23,021	36,713	15,783	24,083	39,866
Total	$117,049	$147,194	$264,243	$137,825	$192,069	$329,894

The decrease in frequency loss reserves as of December 31, 2014 was partially due to the decrease in premiums earned for the year ended December 31, 2014 and partially due to losses paid on contracts currently in run-off. See "Note 7. Loss and Loss Adjustment Expense Reserves" for a summary of changes in outstanding loss and loss adjustment expense reserves. The decrease in severity loss reserves as of December 31, 2014, was principally a result of losses paid during the 2014 year for which loss reserves had been established in the prior year.

For the year ended December 31, 2014, loss and loss adjustment expenses recoverable decreased by $5.3 million, or 31.5%, principally due to the losses recovered on retrocession contracts exceeding the loss reserves added on retrocession contracts during the year ended 2014.

For most of the contracts written as of December 31, 2014, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business includes contracts that contain or may contain natural peril loss exposure. As of January 1, 2015, our maximum aggregate loss exposure to any series of natural peril events was $216.2 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus estimated reinstatement or additional premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean, Europe, Japan and the rest of the world. The following table provides any single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	162,516	216,222
Europe	119,003	118,321
Japan	119,003	118,321
Rest of the world	119,003	118,321
Maximum Aggregate	162,516	216,222

Funds Withheld

For the year ended December 31, 2014, funds withheld decreased by $3.6 million, or 35.2%, primarily as a result of funds withheld relating to a retroceded contract that were offset against the losses recoverable on that contract.

Link to Table of Contents

Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, increased by $107.7 million to $1,194.0 million as of December 31, 2014, compared to $1,086.3 million as of December 31, 2013. Retained earnings increased due to net income of $109.6 million reported for the year ended December 31, 2014, while the non-controlling interest decreased by $5.8 million primarily due to a net withdrawal of funds by DME from the joint venture during the year ended December 31, 2014. The increase in additional paid-in capital of $3.9 million related to stock compensation expense and from stock options exercised during the year ended December 31, 2014.
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

As of December 31, 2014, Greenlight Re and GRIL were each rated "A (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2014, approximately 92% (December 31, 2013: 89%) of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of December 31, 2014, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our consolidated statements of income for each reporting period.

For the years ended December 31, 2014, 2013 and 2012, the net cash used in operating activities was $133.7 million, $92.7 million and $50.6 million, respectively. Included in the net cash used in operating activities were investment related expenses (such as investment advisor compensation, and net interest and dividend expenses) of $56.6 million, $97.9 million and $53.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Excluding the investment related expenses from the net cash used in our operating activities, results in net cash primarily provided by (used in) our underwriting activities of $(77.1) million, $5.2 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the 2014 year, the use of cash for underwriting activities was primarily a result of losses paid in excess of the premiums collected (net of acquisition costs) due to decrease in premiums written during the year. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. During the year ended December 31, 2014, we had a decrease in premiums written (and collected) while at the same time we continued to pay losses on contracts written in prior years. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from (used in) our underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

Link to Table of Contents

We generated $142.0 million (2013: $74.0 million) from investing activities for the year ended December 31, 2014, mainly from the net sale of investments, partially offset by a decrease in funds borrowed from our prime brokers as we reduced our margin leverage. There were no significant cash flows related to financing activities during the year ended December 31, 2014 and 2013.

As of December 31, 2014, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We believe that our future operational needs for liquidity can be readily fulfilled from the use of cash, funds generated from underwriting activities and investment income, including realized gains. As of December 31, 2014, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2014, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of December 31, 2014, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2014, we had four letter of credit facilities with an aggregate capacity of $760.0 million (2013: $760.0 million) with various financial institutions. See Note 8 of the accompanying consolidated financial statements for details on each of these facilities. As of December 31, 2014, an aggregate amount of $273.7 million (2013: $379.1 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At December 31, 2014, total equity securities and cash and cash equivalents with a fair value in the aggregate of $302.6 million (2013: $410.3 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2014.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the year ended December 31, 2014.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market or through privately negotiated transactions. The current share repurchase plan expires on June 30, 2015 unless renewed by the Board of Directors. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2014.

Link to Table of Contents

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of December 31, 2014, there were 803,558 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2014 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$557	$966	$233	$—	$1,756
Specialist service agreement	750	300	—	—	1,050
Private equity and limited partnerships (2)	8,929	—	—	—	8,929
Loss and loss adjustment expense reserves (3)	138,062	87,424	21,427	17,330	264,243
	$148,298	$88,690	$21,660	$17,330	$275,978

(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of December 31, 2014, we had made total commitments of $22.9 million in private investments of which we had invested $14.0 million, and our remaining commitments to these investments total $8.9 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of December 31, 2014, $1,090.7 million of securities sold, not yet purchased, were secured by $1,090.7 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at expiry. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying consolidated financial statements.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 8 to the accompanying consolidated financial statements.

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for twelve months starting on September 1 of the year in which the agreement is terminated, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 8 to the accompanying consolidated financial statements.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2014, performance allocation of $28.5 million, was recorded in net investment income. For the year ended December 31, 2014, management fees of $20.6 million, were recorded in net investment income.

In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors provides investor relations services to us for compensation of $5,000 per month plus expenses. The service agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the years ended December 31, 2014, 2013 and 2012, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Link to Table of Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	commodity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk; and

•	political risk.

Equity Price Risk

As of December 31, 2014, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of December 31, 2014, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $54.1 million, or 3.8%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivative securities directly impacted by fluctuations in the prices of commodities. As of December 31, 2014, our investment portfolio included exposure to changes in gold prices, through ownership of physical gold. As of December 31, 2014, a 10% decline in the price of gold would have resulted in a $9.7 million, or 0.7%, decline in the fair value of our total investment portfolio. We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of December 31, 2014, we had loss reserves (case reserves and IBNR) reported in foreign currencies of £27.5 million. As of December 31, 2014, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $4.3 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $4.3 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of

Link to Table of Contents

investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2014, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(2,069)	(0.1)%	$2,069	0.1%
Brazilian Real	1,625	0.1	(1,625)	(0.1)
British Pound	(2,812)	(0.2)	2,812	0.2
Chinese Yuan	32,810	2.3	(3,243)	(0.2)
Japanese Yen	22,083	1.6	(19,879)	(1.4)
Other	768	0.1	(768)	(0.1)
Total	$52,405	3.8%	$(20,634)	(1.5)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$15,445	1.09%	$(16,652)	(1.17)%
Credit default swaps	(15)	—	15	—
Net exposure to interest rate risk	$15,430	1.09%	$(16,637)	(1.17)%

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

Link to Table of Contents

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

In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. We closely and regularly monitor our concentration of credit risk with each prime broker and if necessary, transfer cash or securities between prime brokers to diversify and mitigate our credit risk. Other than our investment in derivative contracts and corporate and sovereign debt, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no other significant concentrations of credit risk.

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

Link to Table of Contents

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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
February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
February 17, 2015	February 17, 2015

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
February 17, 2015	February 17, 2015

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
February 17, 2015	February 17, 2015

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
February 17, 2015	February 17, 2015

/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
February 17, 2015

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 17, 2015

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA
February 17, 2015

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013
Assets
Investments
Debt instruments, trading, at fair value	$49,212	$4,312
Equity securities, trading, at fair value	1,266,175	1,282,156
Other investments, at fair value	115,591	107,211
Total investments	1,430,978	1,393,679
Cash and cash equivalents	12,030	3,722
Restricted cash and cash equivalents	1,296,914	1,334,074
Financial contracts receivable, at fair value	47,171	104,048
Reinsurance balances receivable	151,185	167,340
Loss and loss adjustment expenses recoverable	11,523	16,829
Deferred acquisition costs, net	34,420	51,797
Unearned premiums ceded	4,027	3,173
Notes receivable	1,566	16,049
Other assets	5,478	4,565
Total assets	$2,995,292	$3,095,276
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,090,731	$1,111,690
Financial contracts payable, at fair value	44,592	18,857
Due to prime brokers	211,070	314,702
Loss and loss adjustment expense reserves	264,243	329,894
Unearned premium reserves	128,736	173,057
Reinsurance balances payable	40,372	38,789
Funds withheld	6,558	10,126
Other liabilities	14,949	11,857
Total liabilities	1,801,251	2,008,972
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,129,648 (2013: 30,791,865): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2013: 6,254,949))	3,738	3,705
Additional paid-in capital	500,553	496,622
Retained earnings	660,860	551,268
Shareholders’ equity attributable to shareholders	1,165,151	1,051,595
Non-controlling interest in joint venture	28,890	34,709
Total equity	1,194,041	1,086,304
Total liabilities and equity	$2,995,292	$3,095,276

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013	2012
Revenues
Gross premiums written	$324,023	$535,702	$427,844
Gross premiums ceded	(13,493)	(2,780)	24,275
Net premiums written	310,530	532,922	452,119
Change in net unearned premium reserves	43,710	14,977	14,595
Net premiums earned	354,240	547,899	466,714
Net investment income	122,575	218,140	78,941
Other income (expense), net	413	(950)	(259)
Total revenues	477,228	765,089	545,396
Expenses
Loss and loss adjustment expenses incurred, net	234,986	338,493	366,601
Acquisition costs, net	107,665	171,872	142,721
General and administrative expenses	21,926	21,718	17,539
Total expenses	364,577	532,083	526,861
Income before income tax expense	112,651	233,006	18,535
Income tax (expense) benefit	624	(538)	(86)
Net income including non-controlling interest	113,275	232,468	18,449
Income attributable to non-controlling interest in joint venture	(3,683)	(6,769)	(3,851)
Net income	$109,592	$225,699	$14,598
Earnings per share
Basic	$2.94	$6.13	$0.40
Diluted	$2.89	$6.01	$0.39
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,242,687	36,838,128	36,702,128
Diluted	37,874,387	37,585,167	37,361,338

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2011	$3,654	$488,478	$310,971	$803,103	$42,595	$845,698
Issue of Class A ordinary shares, net of forfeitures	16	316	—	332	—	332
Share-based compensation expense, net of forfeitures	—	3,675	—	3,675	—	3,675
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(7,744)	(7,744)
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,851	3,851
Net income	—	—	14,598	14,598	—	14,598
Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410

Issue of Class A ordinary shares, net of forfeitures	35	492	—	527	—	527
Share-based compensation expense, net of forfeitures	—	3,661	—	3,661	—	3,661
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,762)	(10,762)
Income attributable to non-controlling interest in joint venture	—	—	—	—	6,769	6,769
Net income	—	—	225,699	225,699	—	225,699
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304

Issue of Class A ordinary shares, net of forfeitures	33	—	—	33	—	33
Share-based compensation expense, net of forfeitures	—	3,931	—	3,931	—	3,931
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(9,502)	(9,502)
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,683	3,683
Net income	—	—	109,592	109,592	—	109,592
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars)

	2014	2013	2012
Cash provided by (used in) operating activities
Net income	$109,592	$225,699	$14,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	172,403	(154,792)	(67,307)
Net realized gains on investments and financial contracts	(353,264)	(141,976)	(60,762)
Foreign exchange (gains) losses on restricted cash and cash equivalents, net	1,684	(19,305)	(3,682)
Income attributable to non-controlling interest in joint venture	3,683	6,769	3,851
Share-based compensation expense, net of forfeitures	3,964	3,675	3,689
Depreciation expense	436	325	250
Net change in
Reinsurance balances receivable	16,155	5,881	(31,943)
Loss and loss adjustment expenses recoverable	5,306	17,622	(4,693)
Deferred acquisition costs, net	17,377	7,380	9,548
Unearned premiums ceded	(854)	443	23,617
Other assets	(1,349)	(291)	1,683
Loss and loss adjustment expense reserves	(65,651)	(26,576)	115,191
Unearned premium reserves	(44,321)	(15,128)	(37,550)
Reinsurance balances payable	1,583	3,497	3,100
Funds withheld	(3,568)	(7,289)	(20,616)
Other liabilities	3,092	1,369	434
Net cash used in operating activities	(133,732)	(92,697)	(50,592)
Investing activities
Purchases of investments, trading	(1,603,856)	(931,036)	(830,515)
Sales of investments, trading	1,722,936	933,356	903,344
Purchases of financial contracts	(13,302)	(64,153)	(70,658)
Dispositions of financial contracts	113,011	90,282	39,417
Securities sold, not yet purchased	934,769	940,486	822,718
Dispositions of securities sold, not yet purchased	(952,843)	(766,680)	(645,225)
Change in due to prime brokers	(103,632)	(11,786)	66,129
Change in restricted cash and cash equivalents, net	35,476	(107,932)	(245,693)
Change in notes receivable, net	18,983	3,281	(1,893)
Non-controlling interest withdrawal from joint venture, net	(9,502)	(10,762)	(7,744)
Fixed assets additions	—	(1,040)	—
Net cash provided by investing activities	142,040	74,016	29,880
Financing activities
Net proceeds from exercise of stock options	—	513	318
Net cash provided by financing activities	—	513	318
Net increase (decrease) in cash and cash equivalents	8,308	(18,168)	(20,394)
Cash and cash equivalents at beginning of the period	3,722	21,890	42,284
Cash and cash equivalents at end of the period	$12,030	$3,722	$21,890
Supplementary information
Interest paid in cash	$21,482	$23,741	$23,506
Interest received in cash	562	1,468	1,213
Income tax paid in cash	—	531	216

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012

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

Premium estimates are reviewed by management at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the period in which they are determined. Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are expected and may result in significant adjustments in any period. A significant portion of amounts included in reinsurance balances receivable represent estimated premiums written, net of commissions and brokerage, and are not currently due based on the terms of the underlying contracts.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2014 and 2013, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2014, $11.0 million (2013: $10.5 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended

Link to Table of Contents

December 31, 2014, $2.7 million (2013: $3.7 million and 2012: $1.5 million) of net profit commission expense was included in acquisition costs, respectively, on the consolidated statements of income.

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

At December 31, 2014, there were no notes receivable placed on non-accrual status (2013: $10.5 million). During the year ended December 31, 2013, the Company had recorded an impairment charge of $6.0 million relating to the accrued interest and principal on a note placed on non-accrual status. During 2014, the Company sold this note receivable to a third party for a gain of $4.5 million. There were no other impairment charges for the years ended December 31, 2014, 2013 and 2012.

At December 31, 2014, the notes receivable earned interest at an annual interest rate of 13.5% and had a remaining maturity term of six months. Interest income and realized gains or losses on sale of notes receivable are included under net investment income in the consolidated statements of income. Impairment charges are also included under net investment income in the consolidated statements of income.

At December 31, 2014, there was no accrued interest included in the notes receivable balance (2013: $0.1 million). Based on management’s assessment, the recorded values of the notes receivable, net of any impairment charges, at December 31, 2014 and 2013, were expected to be fully collectible and therefore no provision for uncollectible amounts was deemed necessary at December 31, 2014 and 2013.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are

Link to Table of Contents

recorded in the consolidated statements of income as other income. At December 31, 2014 and 2013, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

Fixed Assets

Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2014, 2013 and 2012, there were no impairments in fixed assets.

At December 31, 2014, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(277)	$279
Furniture and fixtures	620	(442)	178
Leasehold improvements	2,002	(966)	1,036
Total	$3,178	$(1,685)	$1,493

At December 31, 2013, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(206)	$350
Furniture and fixtures	620	(340)	280
Leasehold improvements	2,002	(703)	1,299
Total	$3,178	$(1,249)	$1,929

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

For securities classified as "trading securities", and "other investments", any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income (loss) in the consolidated statements of income.

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

Total return swap agreements, included on the consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company may not own, over a specified time frame. In addition, the Company may also be obligated to pay or receive other payments based on interest rates, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income (loss) in the consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income (loss) in the consolidated statements of income.

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

Link to Table of Contents

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares and restricted stock units ("RSUs") based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period.

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The model requires estimation of various inputs such as estimated term, forfeiture and dividend rates and expected volatility. The Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures and no dividends paid during the life of the options. Effective from 2014, the estimate of expected volatility is based on the daily historical trading data of the Company's Class A ordinary shares from the date that these shares commenced trading (May 24, 2007) to the grant date. Prior to 2014, the Company's share had not been publicly traded for a sufficient length of time to reasonably estimate the expected volatility. Therefore, for share purchase options granted prior to 2014, the Company determined the expected volatility based primarily on the historical volatility of similar entities. The Company considered factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company used a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility.

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

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals. At December 31, 2014, other liabilities included accrued bonus of $7.6 million (2013: $4.8 million). Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid, with the approval of the Compensation Committee, in annual installments between two to five years from the end of the fiscal year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Also included in other liabilities are accruals for income taxes payable, professional fees and other general expenses.

Link to Table of Contents

Non-controlling Interest

Non-controlling interest in joint venture on the consolidated balance sheets represents DME Advisors, LLC’s (‘‘DME”) share of assets in the joint venture whereby DME is a participant in the joint venture as disclosed in Note 13. DME’s share of investment income or loss is included in the consolidated statements of income as income attributable to non-controlling interest in joint venture.

Comprehensive Income (Loss)

The Company has no other comprehensive income or loss, other than the net income or loss disclosed in the consolidated statements of income.

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

	Year ended December 31
	2014	2013	2012
Weighted average shares outstanding - basic	37,242,687	36,838,128	36,702,128
Effect of dilutive service provider share-based awards	8,498	144,726	147,036
Effect of dilutive employee and director share-based awards	623,202	602,313	512,174
Weighted average shares outstanding - diluted	37,874,387	37,585,167	37,361,338
Anti-dilutive stock options outstanding	—	218,197	180,000

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

Recently Adopted Accounting Pronouncements

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2014 were $353.3 million (2013: $142.0 million gains, 2012: $60.8 million gains). Gross realized gains were $612.7 million (2013: $352.9 million, 2012: $268.1 million) and gross realized losses were $259.4 million (2013: $210.9 million, 2012: $207.3 million). For the year ended December 31, 2014, included in net investment income in the consolidated statements of income were $172.4 million of net losses (2013: $154.8 million of net gains, 2012: $67.6 million of net gains) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2014, cash and investments with a fair value of $302.6 million (2013: $410.3 million) have been pledged as security against letters of credit issued.

As of December 31, 2014, the Company’s investment in Micron Technology Inc. was the only investment in excess of 10% of the Company’s shareholders’ equity, with a fair value of $151.1 million, or 12.7% of shareholders' equity. As of December 31, 2013, the Company’s investments in Apple Inc. and Micron Technology Inc., were the only investments in excess of 10% of the Company’s shareholders’ equity, with fair values of $161.4 million and $147.0 million, or 14.9% and 13.5%, respectively, of shareholders' equity.

   Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income (loss) in the consolidated statements of income.

Link to Table of Contents

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2014:

	Fair value measurements as of December 31, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$26,953	$22,259	$49,212
Listed equity securities	1,259,298	6,877	—	1,266,175
Commodities	96,872	—	—	96,872
Private and unlisted equity securities	—	—	18,719	18,719
Financial contracts receivable	2,463	44,708	—	47,171
	$1,358,633	$78,538	$40,978	$1,478,149
Liabilities:
Listed equity securities, sold not yet purchased	$(834,228)	$—	$—	$(834,228)
Debt instruments, sold not yet purchased	—	(256,503)	—	(256,503)
Financial contracts payable	—	(44,592)	—	(44,592)
	$(834,228)	$(301,095)	$—	$(1,135,323)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2013:

	Fair value measurements as of December 31, 2013
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$3,785	$527	$4,312
Listed equity securities	1,274,920	7,236	—	1,282,156
Commodities	60,888	—	—	60,888
Private and unlisted equity securities	—	—	46,323	46,323
Financial contracts receivable	4,500	99,548	—	104,048
	$1,340,308	$110,569	$46,850	$1,497,727
Liabilities:
Listed equity securities, sold not yet purchased	$(917,123)	$—	$—	$(917,123)
Debt instruments, sold not yet purchased	—	(194,567)	—	(194,567)
Financial contracts payable	—	(18,857)	—	(18,857)
	$(917,123)	$(213,424)	$—	$(1,130,547)

Link to Table of Contents

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$527	$46,323	$46,850
Purchases	21,561	3,958	25,519
Sales	—	(37,252)	(37,252)
Total realized and unrealized gains included in earnings, net	171	9,734	9,905
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(4,044)	(4,044)
Ending balance	$22,259	$18,719	$40,978

During the year ended December 31, 2014, $4.0 million securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2 as these securities began actively trading on a listed exchange during the third quarter. However, due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expires. During the year ended December 31, 2014, $14.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2014.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$260	$38,801	$39,061
Purchases	9,224	38,086	47,310
Sales	(9,224)	(7,252)	(16,476)
Total realized and unrealized gains included in earnings, net	267	1,269	1,536
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(24,581)	(24,581)
Ending balance	$527	$46,323	$46,850

During the year ended December 31, 2013, $5.0 million of securities, at fair value based on the date of transfer, were transferred from Level 3 to Level 2, as these securities began actively trading on a listed exchange during the third quarter of 2013. However due to lock-up restrictions on these securities, they were classified as Level 2 upon transfer until the lock-up period expired. Additionally, during the year ended December 31, 2013, $19.6 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 1 as these securities began actively trading on a listed exchange and there were no lock-up restrictions on these securities. During the year ended December 31, 2013, $2.4 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2013.

For the year ended December 31, 2014, included in net investment income in the consolidated statements of income were net realized gains relating to Level 3 securities of $13.5 million (2013: net realized gains of $0.7 million).

Link to Table of Contents

For Level 3 classified securities still held as of the reporting date, the change in net unrealized gains for the year ended December 31, 2014 of $1.4 million (2013: net unrealized loss of $1.1 million), were included in net investment income in the consolidated statements of income.

Investments

Debt instruments, trading

At December 31, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$5	$(1,423)	$22,259
Corporate debt – Non U.S.	5,870	49	(1,405)	4,514
Municipal debt – U.S.	1,759	—	(6)	1,753
Sovereign debt – Non U.S.	21,769	—	(1,083)	20,686
Total debt instruments	$53,075	$54	$(3,917)	$49,212

At December 31, 2013, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$2,116	$—	$(1,589)	$527
Corporate debt – Non U.S.	3,761	115	(91)	3,785
Total debt instruments	$5,877	$115	$(1,680)	$4,312

The maturity distribution for debt instruments held at December 31, 2014 and 2013, was as follows:

	2014		2013
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	21,922	21,923	—	—
From five to ten years	2,401	1,282	—	—
More than ten years	28,752	26,007	5,877	4,312
	$53,075	$49,212	$5,877	$4,312

Equity securities, trading

At December 31, 2014, the following long positions were included in equity securities:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,079,955	$247,109	$(80,637)	$1,246,427
Exchange traded funds	42,126	—	(22,378)	19,748
Total equity securities	$1,122,081	$247,109	$(103,015)	$1,266,175

Link to Table of Contents

At December 31, 2013, the following long positions were included in equity securities:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$923,594	$361,695	$(28,712)	$1,256,577
Exchange traded funds	50,253	—	(24,674)	25,579
Total equity securities	$973,847	$361,695	$(53,386)	$1,282,156

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of December 31, 2014 and 2013, commodities were comprised of gold bullion.

At December 31, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$95,815	$1,057	$—	$96,872
Private and unlisted equity securities	17,238	3,451	(1,970)	18,719
	$113,053	$4,508	$(1,970)	$115,591

At December 31, 2013, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$54,633	$6,255	$—	$60,888
Private and unlisted equity securities	45,544	8,170	(7,391)	46,323
	$100,177	$14,425	$(7,391)	$107,211

As of December 31, 2014, included in private and unlisted equity securities are investments in private equity funds with a fair value of $12.3 million (December 31, 2013: $41.6 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to December 31, 2014. The private equity funds have varying lock-up periods and as of December 31, 2014, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of December 31, 2014, the Company had $8.9 million (2013: $6.3 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

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

Link to Table of Contents

At December 31, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(813,365)	$91,690	$(101,715)	$(823,390)
Exchange traded funds	(9,180)	—	(1,658)	(10,838)
Corporate debt – U.S.	(7,066)	1,007	(5)	(6,064)
Sovereign debt – Non U.S.	(246,589)	6,635	(10,485)	(250,439)
	$(1,076,200)	$99,332	$(113,863)	$(1,090,731)

At December 31, 2013, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(836,708)	$57,854	$(130,621)	$(909,475)
Exchange traded funds	(6,318)	—	(1,330)	(7,648)
Corporate debt – U.S.	(8,135)	2	(235)	(8,368)
Sovereign debt – Non U.S.	(170,375)	—	(15,824)	(186,199)
	$(1,021,536)	$57,856	$(148,010)	$(1,111,690)

Financial Contracts

As of December 31, 2014 and 2013, the Company had entered into total return swaps, CDS, options, warrants, rights, futures, forwards and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

Link to Table of Contents

At December 31, 2014, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Futures	USD	13,204	$3,461
Put options (2)	USD	299,907	22,349
Total return swaps – equities	EUR/GBP/HKD/USD	43,355	18,898
Warrants and rights on listed equities	EUR	8,054	2,463
Total financial contracts receivable, at fair value			$47,171
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	221,198	$(1,305)
Credit default swaps, purchased – sovereign debt	USD	251,467	(1,714)
Forwards	KRW	20,563	(512)
Futures	USD	33,625	(867)
Total return swaps – equities	EUR/GBP/HKD/INR/RON/USD	122,667	(40,194)
Total financial contracts payable, at fair value			$(44,592)
(1) USD = US Dollar; JPY = Japanese Yen; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; RON = Romanian New Leu; INR = Indian Rupee.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2013, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	JPY	71,162	$383
Futures	JPY/USD	117,494	4,500
Interest rate options (3)	USD	391,559	26
Put options (2)	USD	217,359	12,923
Total return swaps – equities	EUR/GBP/HKD/USD	178,988	83,325
Warrants and rights on listed equities	EUR	5,237	2,891
Total financial contracts receivable, at fair value			$104,048
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	273,877	$(3,625)
Credit default swaps, purchased – sovereign debt	USD	251,467	(3,980)
Forwards	KRW	32,100	(58)
Total return swaps – equities	EUR/GBP/HKD	36,983	(11,194)
Total financial contracts payable, at fair value			$(18,857)
(1) USD = US Dollar; JPY = Japanese Yen; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won.

Link to Table of Contents

(2) Includes options on the Japanese Yen, the Australian Dollar and the Chinese Yuan, denominated in U.S. dollars.
(3) Includes contracts on U.S. and Japanese interest rates denominated in U.S. dollars.

Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. For OTC options, a dealer acts as the counterparty and therefore the Company is exposed to credit risk to the extent the dealer is unable to meet its obligations. As of December 31, 2014, the Company held no OTC put options (long) (December 31, 2013: $12.9 million).

During the years ended December 31, 2014, 2013 and 2012, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Year ended December 31
		2014	2013	2012
		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$(345)	$(3,552)	$(7,342)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(298)	(1,087)	(5,086)
Forwards	Net investment income (loss)	(490)	11,209	—
Futures	Net investment income (loss)	16,721	12,504	(13,064)
Interest rate options	Net investment income (loss)	(26)	(82)	(2,127)
Options, warrants, and rights	Net investment income (loss)	1,020	21,446	(8,988)
Total return swaps – equities	Net investment income (loss)	13,142	85,638	(13,176)
Weather derivative swap	Other income (expense), net	—	—	(263)
Total		$29,724	$126,076	$(50,046)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the year ended December 31, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2014	Year ended December 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Forwards	$—	$82,688
Futures	308,178	356,216
Options, warrants and rights (1)	1,044,241	314,876
Total return swaps	121,125	160,065
Total	$1,473,544	$913,845
(1) Exited amount excludes options which expired or were exercised during the period.

Link to Table of Contents

For the year ended December 31, 2013, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2013	Year ended December 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Forwards	$423,443	$115,884
Futures	401,672	292,529
Interest rate options (1)	—	376,385
Options, warrants and rights (1)	930,410	965,991
Total return swaps	194,343	88,404
Total	$1,949,868	$1,839,193
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

As of December 31, 2014, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2014	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$47,171	$—	$47,171	$(24,265)	$(9,452)	$13,454
Financial contracts payable	(44,592)	—	(44,592)	24,265	20,327	—

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

Link to Table of Contents

4.        DUE TO PRIME BROKERS

As of December 31, 2014, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Notes 6 and 14). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At December 31, 2014, the amounts due to prime brokers included $135.0 million (2013: $202.2 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $76.1 million (2013: $112.5 million) of borrowing relating to investment purchases.

Greenlight Re's investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

5.        CASH AND CASH EQUIVALENTS

	December 31, 2014	December 31, 2013
	($ in thousands)
Cash at banks	$3,426	$3,674
Cash held with brokers	8,604	48
Total cash and cash equivalents	$12,030	$3,722

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

	December 31, 2014	December 31, 2013
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$1,090,731	$1,111,690
Cash collateral relating to letters of credit issued	134,981	202,248
Cash and cash equivalents held by swap counterparties	71,202	20,136
Total restricted cash and cash equivalents	$1,296,914	$1,334,074

Link to Table of Contents

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2014	2013	2012
	($ in thousands)
Gross balance at January 1	$329,894	$356,470	$241,279
Less: Losses recoverable	(16,829)	(34,451)	(29,758)
Net balance at January 1	313,065	322,019	211,521
Incurred losses related to:
Current year	216,757	344,613	309,703
Prior years	18,229	(6,120)	56,898
Total incurred	234,986	338,493	366,601
Paid losses related to:
Current year	(163,139)	(177,871)	(130,717)
Prior years	(130,438)	(170,018)	(125,767)
Total paid	(293,577)	(347,889)	(256,484)
Foreign currency revaluation	(1,754)	442	381
Net balance at December 31	252,720	313,065	322,019
Add: Losses recoverable	11,523	16,829	34,451
Gross balance at December 31	$264,243	$329,894	$356,470

For the year ended December 31, 2014, the net losses incurred included $18.2 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2014, the loss development on prior year contracts primarily related to the following:

●
$7.8 million of adverse loss development, relating to a general liability contract currently in run-off. Loss reserves were increased on this contract after a detailed actuarial review of existing claims data received from the client, which reported an increase in the number of open claims. The loss reserves were also increased to take into account the corresponding claims handling fees expected to be incurred to settle the open claims;

●
$7.1 million of adverse loss development, net of retrocession recoveries, relating to commercial motor claims on a multi-line quota share contract currently in run-off. Loss reserves were increased on this contract after a detailed actuarial review of existing claims data received from the client, which reported significant increases in incurred losses on some claims as well as an increase in the number of open claims;

●
$4.0 million of adverse loss development relating to a solicitors' professional indemnity contract as a result of a combination of large claims reported and increases in case reserves on several smaller claims. Loss reserves were increased on this contract after a detailed review of existing claims data received from the client, audits of claim files at the third party claims administrator and actuarial analysis based on all available information. The contract terms included sliding scale ceding commission rates and profit commissions. As a result, the increase in loss reserves was offset by a $0.6 million decrease in ceding commissions and profit commissions which were recorded as decreases to acquisition costs;

●
$3.0 million of adverse loss development relating to the employer medical stop-loss business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information; and

●
$3.8 million of favorable loss development relating to private passenger automobile business, primarily as a result of better than expected loss development noted on our private passenger automobile contracts after a detailed review of existing claims data received from the clients, audits of claim files and actuarial analysis based on all available information. Since these contracts included sliding scale ceding commission rates, the decrease in loss reserves was offset by a $2.2 million increase in ceding commissions recorded as acquisition costs.

Link to Table of Contents

There were no other significant developments of prior period loss reserves during the year ended December 31, 2014.

For the year ended December 31, 2013, the net losses incurred included $6.1 million related to net favorable loss development on reserves relating to prior years. During the year ended December 31, 2013, the loss development on prior year contracts primarily related to the following:

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

●
$3.0 million favorable loss development relating to a private passenger automobile contract as a result of final settlement of losses upon commutation of the contract at an amount lower than originally reserved. However, because this contract included a sliding scale ceding commission rate, the decrease in loss reserves was offset by a $2.3 million increase in ceding commissions recorded as acquisition costs;

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

For the year ended December 31, 2012, the net losses incurred included $56.9 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2012, the loss development on prior year contracts primarily related to the following:

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

Link to Table of Contents

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

There were no other significant developments of prior period loss reserves during the year ended December 31, 2012.

At December 31, 2014 and 2013, loss and loss adjustment expense reserves were comprised of the following:

	2014	2013
	($ in thousands)
Case reserves	$117,049	$137,825
IBNR	147,194	192,069
Total	$264,243	$329,894

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

For the year ended December 31, 2014, loss and loss adjustment expenses incurred of $235.0 million (2013: $338.5 million and 2012: $366.6 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $4.4 million (2013: $(10.2) million and 2012: $13.0 million). The negative loss and loss adjustment expenses recovered for the year ended December 31, 2013, were due to reversal of loss reserves on retrocession contracts that were novated during 2013.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2014, the Company had losses receivable and loss reserves recoverable of $18.3 million (December 31, 2013: $16.8 million) with unrated retrocessionaires. At December 31, 2014 and 2013, $2.8 million and $4.0 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company, while $6.7 million and nil, respectively, were secured through a trust account and the remainder was secured by other collateral in the form of guarantees.

At December 31, 2014, the uncollateralized losses receivable and loss reserves recoverable of $8.9 million was related to an unrated retrocessionaire who is contractually obligated to post collateral for the entire balance but the retrocessionaire disputed its obligation and only provided partial collateral. During 2013, an arbitration panel ruled in favor of the Company. The retrocessionaire challenged the arbitration award, seeking to set it aside. A judge in the Grand Court in Grand Cayman subsequently ordered the retrocessionaire to post security in the amount of the arbitration award pending a hearing on the merits, whereupon the retrocessionaire challenged the posting of security. During 2014, the retrocession contract was novated to an affiliate of the retrocessionaire, which partially funded a trust account with collateral for the benefit of the Company. Additionally, at December 31, 2014, an affiliate of the retrocessionaire was also delinquent in its payment to the Company of $10.3 million (December 31, 2013: $12.0 million) relating to ceding commission adjustments which are included in reinsurance balances receivable. The Company initiated legal proceedings in order to enforce its contractual rights. By Opinion and Order dated July 28, 2014, the United States District Court for the Southern District of New York (the "Court") granted, in part, the Company's summary judgment motion. Subsequently, on October 15, 2014, the Court entered the judgment in the Company's favor. Subsequent to the year ended December 31, 2014, the Company entered into a settlement agreement with the retrocessionaire and its affiliate in order to collect the outstanding balances. See Note 17 - Subsequent Events for further details.

Link to Table of Contents

The Company regularly evaluates the financial condition of all its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At December 31, 2014 and 2013, no provision for uncollectible losses recoverable was considered necessary.

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2014, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

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

As of December 31, 2014, the Company had an unused Form S-3 registration statement, declared effective by the SEC on July 10, 2009, which was renewed in June 2012 and expires in June 2015 unless renewed, for an aggregate principal amount of $200 million in securities.

Shares authorized for issuance are comprised of 300,000 (2013: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2013: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible employees, directors and consultants. As of December 31, 2014, there were no (2013: 20,000) remaining Class A ordinary shares available for future issuance relating to share purchase options granted to the service provider, and 803,558 (2013: 961,587) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market or through privately negotiated transactions. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2015, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2014, 2.0 million shares remained available under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

Link to Table of Contents

The following table is a summary of voting ordinary shares issued and outstanding:

	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,791,865	6,254,949	30,447,179	6,254,949	30,283,200	6,254,949
Issue of ordinary shares, net of forfeitures	337,729	—	344,686	—	163,979	—
Class B shares converted to Class A	54	(54)	—	—	—	—
Balance – end of year	31,129,648	6,254,895	30,791,865	6,254,949	30,447,179	6,254,949

Greenlight Re is subject to the Cayman Islands' Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the "Insurance Regulations"). The Insurance Regulations impose a Minimum Capital Requirement of US$50.0 million and a Prescribed Capital Requirement of $443.5 million on Greenlight Re as of December 31, 2014 (2013: $449.4 million). As of December 31, 2014, Greenlight Re's statutory capital and surplus of $1,102.4 million exceeded the Minimum Capital Requirement as well as the Prescribed Capital Requirement. For the years ended December 31, 2014, 2013 and 2012, Greenlight Re's net income was $113.3 million, $229.8 million, and $15.3 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re's GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2014 and 2013.

As of December 31, 2014, $660.9 million of the Company's retained earnings were restricted from payment of dividends to the Company's shareholders. However, since most of the Company's capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company's subsidiaries would likely be required in order to fund a dividend to the Company's shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. As of December 31, 2014 and 2013, $658.8 million and $539.3 million, respectively, of Greenlight Re's capital and surplus was available for distribution as dividends. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2014 and 2013, $2.7 million and $6.0 million, respectively, of GRIL's capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of capital (the "Required Minimum Margin"). As of December 31, 2014 and 2013, GRIL met such requirements. As of December 31, 2014 and 2013, GRIL's statutory capital and surplus was the same as its U.S. GAAP capital and surplus of $42.9 million and $46.1 million, respectively. The required solvency margin for GRIL as of December 31, 2014 and 2013 was $13.6 million and $13.6 million, respectively. GRIL's statutory net income (loss) was $(3.3) million, $3.6 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

10.      SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants as detailed in Note 9 above.

Service Provider Share Purchase Options

On September 20, 2004, the Company granted share purchase options to a service provider to purchase 400,000 Class A ordinary shares at an exercise price of $10.00 per share. During 2014, the remaining 20,000 share purchase options outstanding were exercised, resulting in the net issuance of 13,861 Class A ordinary shares (net of shares surrendered as a result of the cashless exercise of stock options).

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

Link to Table of Contents

For the year ended December 31, 2014, 127,186 (2013: 111,231, 2012: 112,477) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2014, the Company also issued to non-employee directors an aggregate of 28,060 (2013: 36,374, 2012: 35,994) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2014, 38,706 (2013: 16,826, 2012: 7,492) restricted shares were forfeited by employees who left the Company prior to the expiration of the vesting period. For the year ended December 31, 2014, in accordance with U.S. GAAP, $0.4 million of stock compensation expense (2013: $0.2 million, 2012: $0.2 million) relating to the forfeited restricted shares was reversed.

The Company recorded $3.3 million of share-based compensation expense, net of forfeitures, relating to restricted shares for the year ended December 31, 2014 (2013: $3.2 million, 2012: $3.1 million). As of December 31, 2014, there were $4.2 million (2013: $3.5 million, 2012: $3.4 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.8 years (2013: 1.7 years, 2012: 1.7 years). For the year ended December 31, 2014, the total fair value of restricted shares vested was $2.9 million (2013: $2.8 million, 2012: $3.3 million).

The restricted share award activity during the years ended December 31, 2014 and 2013 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2012	308,406	$24.93
Granted	147,605	24.59
Vested	(110,194)	25.08
Forfeited	(16,826)	24.55
Balance at December 31, 2013	328,991	24.74
Granted	155,246	32.58
Vested	(115,444)	25.35
Forfeited	(38,706)	27.43
Balance at December 31, 2014	330,087	$27.90

Employee and Director Stock Options

     For the year ended December 31, 2014, 31,821 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2013: 38,197). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2015, 2016 and 2017, and expire 10 years after the grant date. The grant date fair value of these options was $15.71 per share (2013: $13.09 per share), based on the Black-Scholes option pricing model.

Link to Table of Contents

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2014	2013	2012
Risk free rate	2.47%	2.85%	1.50%
Estimated volatility	34.3%	35.0%	35.0%
Expected term (in years)	10	10	10
Dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2014 related to employee and director stock options was $0.5 million (2013: $0.6 million, 2012: $0.6 million). At December 31, 2014, the total compensation cost related to non-vested options not yet recognized was $0.4 million (2013: $0.4 million, 2012: $0.5 million) to be recognized over a weighted average period of 1.5 years (2013: 1.5 years, 2012: 1.5 years) assuming the employees complete their service period for vesting of the options.

For the year ended December 31, 2014, 318,500 (2013: 56,500) stock options were exercised by directors and employees resulting in 207,328 Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options (2013: 52,173). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the year ended December 31, 2014 was $6.7 million (2013: $0.8 million).

Employee and director stock option activity during the years ended December 31, 2014 and 2013 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2012	1,421,290	$15.36	$6.87
Granted	38,197	26.44	13.09
Exercised	(56,500)	11.44	5.70
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2013	1,402,987	15.82	7.08
Granted	31,821	32.37	15.71
Exercised	(318,500)	11.29	5.67
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2014	1,116,308	$17.58	$7.73

At December 31, 2014, the weighted-average remaining contractual term for options outstanding was 3.0 years (2013: 3.3 years).

At December 31, 2014, 1,062,022 (2013: 1,326,694) stock options were exercisable. These options had a weighted-average exercise price of $17.02 (2013: $15.35) and a weighted-average remaining contractual term of 2.7 years (2013: 3.0 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $15.71 (2013: $13.09, 2012: $11.04). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2014 was $16.8 million and $16.6 million, respectively (2013: $25.1 million and $24.4 million, respectively). During the year ended December 31, 2014, 53,828 (2013: 45,871, 2012: 36,323) options vested which had a weighted average grant date fair value of $11.76 (2013: $11.08, 2012: $10.55).

Link to Table of Contents

Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the year ended December 31, 2014, 9,668 (2013: 5,941, 2012: nil) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Company recorded $0.13 million of share-based compensation expense, net of forfeitures, relating to RSUs for the year ended December 31, 2014 (2013: $0.03 million, 2012: nil).

Employee RSU activity during the year ended December 31, 2014 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2012	—	—
Granted	5,941	24.41
Vested	—	—
Forfeited	—	—
Balance at December 31, 2013	5,941	$24.41
Granted	9,668	32.60
Vested	—	—
Forfeited	—	—
Balance at December 31, 2014	15,609	$29.72

For the years ended December 31, 2014, 2013 and 2012, the general and administrative expenses included stock compensation expense (net of forfeitures) of $4.0 million, $3.8 million and $3.7 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

11.      NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	($ in thousands)
Realized gains	$353,264	$141,976	$60,762
Change in unrealized gains	(172,402)	154,791	67,569
Investment related foreign exchange gains (losses)	(1,684)	19,305	3,682
Interest and dividend income	31,422	22,265	21,131
Interest, dividend and other expenses	(38,892)	(47,665)	(38,545)
Investment advisor compensation	(49,133)	(72,532)	(35,658)
Net investment income	$122,575	$218,140	$78,941

Interest and dividend income in the above table are net of any withholding taxes. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2014, investment income, net of all fees and expenses, resulted in a gain of 8.7% on the investment portfolio. This compares to a gain of 19.6% and a gain of 7.1% reported for the years ended December 31, 2013 and 2012, respectively.

Link to Table of Contents

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

At December 31, 2014, included in the consolidated balance sheet under other assets were taxes recoverable of $0.8 million (2013: taxes payable of $0.3 million) relating to both Verdant and GRIL, and a deferred tax asset of $0.03 million (2013: $0.05 million) primarily relating to Verdant resulting from the temporary differences in recognition of expenses. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset and taxes recoverable will be fully realized in the future and therefore no valuation allowance has been recorded.

At December 31, 2014, the Company had a net operating loss carryforward of $1.6 million relating to Verdant which can be carried forward for a period of 20 years and will expire in 2033.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	($ in thousands)
Current tax (expense) benefit	$638	$(534)	$(246)
Tax recovered	—	—	169	(1)
Deferred tax (expense) benefit	(14)	(4)	(9)
Income tax (expense) benefit	$624	$(538)	$(86)

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

Federal Excise Taxes

The United States also imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2014, 2013, and 2012, the Company incurred approximately $2.2 million, $3.5 million and $3.8 million, respectively, of federal excise taxes. These amounts are reflected as acquisition costs in the Company’s consolidated statements of income.

Link to Table of Contents

13.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Prior to January 1, 2014, the Company and its reinsurance subsidiaries were party to an investment advisory agreement with DME Advisors (the "prior agreement") under which the Company, its reinsurance subsidiaries and DME Advisors created a joint venture for the purpose of managing certain jointly held assets. Effective January 1, 2014, the prior agreement was amended and restated to replace DME Advisors with DME Advisors, LLC ("DME") as the participant to the joint venture (the "venture agreement"). Simultaneously, the Company, its reinsurance subsidiaries and DME entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). DME and DME Advisors are related to the Company and are an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2014, performance allocation of $28.5 million (2013: $54.2 million, 2012: $18.8 million) was netted against gross investment income.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the year ended December 31, 2014 were management fees of $20.6 million (2013: $18.3 million, 2012: $16.9 million). The management fees have been fully paid as of December 31, 2014.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the year ended December 31, 2014, there were no indemnification payments made by the Company.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners Inc ("GRBK"), a publicly traded company. During the year end December 31, 2014, the Company, along with certain affiliates of DME Advisors, provided debt financing to GRBK and acquired equity shares of GRBK. As of December 31, 2014, $21.6 million of the GRBK debt and $18.4 million of listed equities were included on the Company's balance sheet as debt instruments, trading, at fair value and equity securities, trading, at fair value, respectively. The debt matures on October 27, 2019, and carries an annual interest rate of 9.0% until October 27, 2015, and 10.0% thereafter. During the year ended December 31, 2014, the Company's investment income included $0.4 million of interest relating to this debt.

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

Link to Table of Contents

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At December 31, 2014, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

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
	$760,000

As of December 31, 2014, an aggregate amount of $273.7 million (2013: $379.1 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities and cash and cash equivalents. As of December 31, 2014, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $302.6 million (2013: $410.3 million) were pledged as security against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2014 and 2013.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of December 31, 2014.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), which shall be adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2014.

The total rent expense related to leased office space for the year ended December 31, 2014 was $0.5 million, (2013: $0.5 million, 2012: $0.4 million).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for twelve months starting on September 1 of the year in which the agreement is terminated, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to the agreement as of December 31, 2014.

Link to Table of Contents

Private Equity and Limited Partnerships

From time to time the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of December 31, 2014, the Company had commitments to invest an additional $8.9 million (2013: $6.3 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of December 31, 2014.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2015	2016	2017	2018	2019	Thereafter	Total
	($ in thousands)
Operating lease obligations	$557	$500	$466	$233	$—	$—	$1,756
Specialist service agreement	750	300	—	—	—	—	1,050
Private equity and limited partnerships (1)	8,929	—	—	—	—	—	8,929
	$10,236	$800	$466	$233	$—	$—	$11,735

(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ended December 31, 2015.

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

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company's gross written premiums:

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Largest broker	$161,405	49.8%	$282,337	52.7%	$242,665	56.7%
2nd largest broker	61,809	19.1	119,117	22.2	63,044	14.7
3rd largest broker	40,773	12.6	—	—	48,497	11.3
	$263,987	81.5%	$401,454	74.9%	$354,206	82.7%

Link to Table of Contents

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2014		2013		2012
	($ in thousands)
Property
Aviation	$391	0.1%	$168	—%	$—	—%
Commercial	11,529	3.6	9,999	1.9	15,110	3.5
Energy	2,131	0.6	659	0.1	—	—
Motor physical damage	24,008	7.4	57,952	10.8	60,262	14.1
Personal	64,479	19.9	145,807	27.2	81,662	19.1
Total Property	102,538	31.6	214,585	40.0	157,034	36.7
Casualty
General liability (1)	11,639	3.6	(815)	(0.2)	22,462	5.3
Marine liability	5,120	1.6	1,956	0.4	2,240	0.5
Motor liability	127,858	39.5	253,698	47.4	178,204	41.7
Professional liability	27,009	8.4	29,901	5.6	17,301	4.0
Total Casualty	171,626	53.1	284,740	53.2	220,207	51.5
Specialty
Financial (1)	5,292	1.6	3,498	0.7	(256)	(0.1)
Health	43,837	13.5	37,094	6.9	33,874	7.9
Workers’ compensation (1)	730	0.2	(4,215)	(0.8)	16,985	4.0
Total Specialty	49,859	15.3	36,377	6.8	50,603	11.8
	$324,023	100.0%	$535,702	100.0%	$427,844	100.0%

(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2014		2013		2012
	($ in thousands)
U.S. and Caribbean	$275,402	85.0%	$496,949	92.8%	$399,410	93.4%
Worldwide (1)	31,106	9.6	9,821	1.8	11,134	2.6
Europe	17,432	5.4	28,932	5.4	17,300	4.0
Asia	83	—	—	—	—	—
	$324,023	100.0%	$535,702	100.0%	$427,844	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

Link to Table of Contents

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2014:

	2014
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$118,901	$33,654	$97,200	$74,268
Gross premiums ceded	(5,940)	(2,759)	(2,706)	(2,088)
Net premiums written	112,961	30,895	94,494	72,180
Change in net unearned premium reserves	(1,272)	56,960	(15,003)	3,025
Net premiums earned	111,689	87,855	79,491	75,205
Net investment income (loss)	(10,150)	113,932	(54,027)	72,820
Other income (expense), net	441	(18)	(22)	12
Total revenues	101,980	201,769	25,442	148,037
Expenses
Loss and loss adjustment expenses incurred, net	67,363	56,644	53,028	57,951
Acquisition costs, net	37,796	25,570	22,478	21,821
General and administrative expenses	6,459	6,941	3,327	5,199
Total expenses	111,618	89,155	78,833	84,971
Income (loss) before income tax expense	(9,638)	112,614	(53,391)	63,066
Income tax (expense) benefit	560	14	254	(204)
Net income (loss) including non-controlling interest	(9,078)	112,628	(53,137)	62,862
(Income) loss attributable to non-controlling interest in joint venture	197	(3,075)	1,369	(2,174)
Net income (loss)	$(8,881)	$109,553	$(51,768)	$60,688
Earnings per share
Basic	$(0.24)	$2.94	$(1.40)	$1.62
Diluted	$(0.24)	$2.89	$(1.40)	$1.60
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,808,386	37,246,922	36,984,650	37,356,187
Diluted	36,808,386	37,902,106	36,984,650	37,905,836

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2013:

	2013
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$126,964	$135,198	$148,765	$124,775
Gross premiums ceded	3,978	(2,514)	(2,389)	(1,855)
Net premiums written	130,942	132,684	146,376	122,920
Change in net unearned premium reserves	(21,471)	316	17,515	18,617
Net premiums earned	109,471	133,000	163,891	141,537
Net investment income	61,139	24,247	49,448	83,306
Other income (expense), net	389	(488)	(1)	(850)
Total revenues	170,999	156,759	213,338	223,993
Expenses
Loss and loss adjustment expenses incurred, net	66,278	78,345	94,366	99,504
Acquisition costs, net	41,296	42,936	53,521	34,119
General and administrative expenses	3,760	5,943	7,085	4,930
Total expenses	111,334	127,224	154,972	138,553
Income before income tax expense	59,665	29,535	58,366	85,440
Income tax (expense) benefit	(308)	(142)	(90)	2
Net income including non-controlling interest	59,357	29,393	58,276	85,442
Income attributable to non-controlling interest in joint venture	(2,624)	(893)	(1,740)	(1,512)
Net income	$56,733	$28,500	$56,536	$83,930
Earnings per share
Basic	$1.54	$0.77	$1.53	$2.27
Diluted	$1.52	$0.76	$1.50	$2.22
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,730,315	36,830,046	36,875,716	36,908,919
Diluted	37,424,894	37,537,500	37,645,053	37,746,223

17. SUBSEQUENT EVENTS

As described in Note 8 - Retrocession, the Company had previously successfully litigated and had been awarded a judgment to collect certain amounts owing to it from a third party retrocessionaire and an affiliate of the retrocessionaire. Subsequent to year end, the Company entered into a settlement agreement whereby scheduled payments would be made to the Company such that the Company would receive in full, with interest, all amounts owing.

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2014

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$53,075	$49,212	$49,212
Equity securities, trading, at fair value
Common stocks, listed	1,079,955	1,246,427	1,246,427
Exchange traded funds	42,126	19,748	19,748
Total equity securities, trading, at fair value	1,122,081	1,266,175	1,266,175
Total investments, trading	$1,175,156	$1,315,387	$1,315,387
Other investments, at fair value
Private and unlisted equities securities	$17,238	$18,719	$18,719
Commodities	95,815	96,872	96,872
Total other investments, at fair value	113,053	115,591	115,591
Total investments	$1,288,209	$1,430,978	$1,430,978

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$1	$5
Investment in subsidiaries	1,148,308	1,035,423
Note receivable	1,566	3,728
Due from subsidiaries	15,276	16,247
Total assets	$1,165,151	$1,055,403
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$—	$3,808
Total liabilities	—	3,808
Shareholders’ equity
Share capital	3,738	3,705
Additional paid-in capital	500,553	496,622
Retained earnings	660,860	551,268
Total shareholders’ equity	1,165,151	1,051,595
Total liabilities and shareholders’ equity	$1,165,151	$1,055,403

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2014	2013	2012
	($ in thousands)
Revenue
Investment income	$671	$1,100	$810
Total revenues	671	1,100	810
Expenses
General and administrative expenses	3,806	3,735	3,603
Net income (loss) before equity in earnings of consolidated subsidiaries	(3,135)	(2,635)	(2,793)
Equity in earnings of consolidated subsidiaries	112,727	228,334	17,391
Consolidated net income	$109,592	$225,699	$14,598

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2014	2013	2012
	($ in thousands)
Cash provided by (used in) operating activities
Net income	$109,592	$225,699	$14,598
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	(112,727)	(228,334)	(17,391)
Share-based compensation expense	3,964	3,675	3,689
Change in
Due from subsidiaries	971	(2,006)	(52)
Due to subsidiaries	(3,808)	2,438	587
Net cash (used in) provided by operating activities	(2,008)	1,472	1,431
Investing activities
Change in note receivable	2,162	(2,053)	(1,675)
Contributed surplus to subsidiaries, net	(158)	59	(85)
Net cash provided by (used in) investing activities	2,004	(1,994)	(1,760)
Financing activities
Net proceeds from exercise of stock options	—	513	318
Net cash provided by financing activities	—	513	318
Net decrease in cash and cash equivalents	(4)	(9)	(11)
Cash and cash equivalents at beginning of the year	5	14	25
Cash and cash equivalents at end of the year	$1	$5	$14

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2014	Property & Casualty	$34,420	$264,243	$128,736	$354,240	$122,575	$234,986	$107,665	$21,926	$324,023
2013	Property & Casualty	$51,797	$329,894	$173,057	$547,899	$218,140	$338,493	$171,872	$21,718	$535,702
2012	Property & Casualty	$59,177	$356,470	$188,185	$466,714	$78,941	$366,601	$142,721	$17,539	$427,844

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2014	Property & Casualty	$—	$13,493	$324,023	$310,530	104%
2013	Property & Casualty	$—	$2,780	$535,702	$532,922	101%
2012	Property & Casualty	$—	$(24,275)	$427,844	$452,119	95%

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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
10.18
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.19
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.20
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

Link to Table of Contents

10.21
Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 2, 2010)

10.22
Letter of Credit Agreement, effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 22, 2011)

10.23 (1)
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 30, 2012)

10.24 (1)
Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on February 21, 2012)

10.25 (1)
Employment Agreement, dated September 28, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Claude Wagner (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on February 21, 2012)

10.26
Amendment to amended letter of credit agreement executed on December 16, 2011 between Greenlight Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 21, 2012)

10.27
Amended letter of credit agreement effective as of December 16, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on February 21, 2012)

10.28
Second Amended and Restated Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., Greenlight Capital Re, Ltd. (for limited purposes) and DME Advisors, LLC, Amended and Restated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 7, 2014)

10.29
Investment Advisory Agreement among DME Advisors, LP, The Venture Among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd. and DME Advisors, LLC, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd. and DME Advisors, LLC, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 7, 2014)

10.30 (1)
Employment Agreement, dated July 31, 2014, by and among Greenlight Reinsurance, Ltd. and James McNichols. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 3, 2014)

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
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.