Form 10-Q
period 2015-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2015-05-04
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,287,253
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of May 1, 2015

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$47,338	$49,212
Equity securities, trading, at fair value	1,245,720	1,266,175
Other investments, at fair value	159,604	115,591
Total investments	1,452,662	1,430,978
Cash and cash equivalents	11,466	12,030
Restricted cash and cash equivalents	1,524,999	1,296,914
Financial contracts receivable, at fair value	41,482	47,171
Reinsurance balances receivable	137,597	151,185
Loss and loss adjustment expenses recoverable	2,655	11,523
Deferred acquisition costs, net	42,554	34,420
Unearned premiums ceded	3,670	4,027
Notes receivable	30,115	1,566
Other assets	6,028	5,478
Total assets	$3,253,228	$2,995,292
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,327,605	$1,090,731
Financial contracts payable, at fair value	40,312	44,592
Due to prime brokers	255,660	211,070
Loss and loss adjustment expense reserves	260,310	264,243
Unearned premium reserves	160,981	128,736
Reinsurance balances payable	11,940	40,372
Funds withheld	6,770	6,558
Other liabilities	19,002	14,949
Total liabilities	2,082,580	1,801,251
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,266,732 (2014: 31,129,648): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2014: 6,254,895))	3,752	3,738
Additional paid-in capital	501,587	500,553
Retained earnings	636,813	660,860
Shareholders’ equity attributable to shareholders	1,142,152	1,165,151
Non-controlling interest in joint venture	28,496	28,890
Total equity	1,170,648	1,194,041
Total liabilities and equity	$3,253,228	$2,995,292

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2015	2014
Revenues
Gross premiums written	$129,682	$118,901
Gross premiums ceded	(1,626)	(5,940)
Net premiums written	128,056	112,961
Change in net unearned premium reserves	(33,263)	(1,272)
Net premiums earned	94,793	111,689
Net investment income (loss)	(24,829)	(10,150)
Other income (expense), net	1,588	182
Total revenues	71,552	101,721
Expenses
Loss and loss adjustment expenses incurred, net	63,207	67,363
Acquisition costs, net	26,841	37,796
General and administrative expenses	6,160	6,200
Total expenses	96,208	111,359
Loss before income tax expense	(24,656)	(9,638)
Income tax (expense) benefit	215	560
Net loss including non-controlling interest	(24,441)	(9,078)
Loss attributable to non-controlling interest in joint venture	394	197
Net loss	$(24,047)	$(8,881)
Earnings (loss) per share
Basic	$(0.65)	$(0.24)
Diluted	$(0.65)	$(0.24)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,173,008	36,808,386
Diluted	37,173,008	36,808,386

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304
Issue of Class A ordinary shares, net of forfeitures	16	—	—	16	—	16
Share-based compensation expense, net of forfeitures	—	952	—	952	—	952
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(5,000)	(5,000)
Loss attributable to non-controlling interest in joint venture	—	—	—	—	(197)	(197)
Net loss	—	—	(8,881)	(8,881)	—	(8,881)
Balance at March 31, 2014	$3,721	$497,574	$542,387	$1,043,682	$29,512	$1,073,194

Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	14	—	—	14	—	14
Share-based compensation expense, net of forfeitures	—	1,034	—	1,034	—	1,034
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	—	—
Loss attributable to non-controlling interest in joint venture	—	—	—	—	(394)	(394)
Net loss	—	—	(24,047)	(24,047)	—	(24,047)
Balance at March 31, 2015	$3,752	$501,587	$636,813	$1,142,152	$28,496	$1,170,648

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2015	2014
Cash provided by (used in) operating activities
Net income (loss)	$(24,047)	$(8,881)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	29,850	91,353
Net realized gains on investments and financial contracts	(25,010)	(86,463)
Foreign exchange (gains) losses on investments	7,973	7,418
Income (loss) attributable to non-controlling interest in joint venture	(394)	(197)
Share-based compensation expense, net of forfeitures	1,048	968
Depreciation expense	101	114
Net change in
Reinsurance balances receivable	13,588	(18,493)
Loss and loss adjustment expenses recoverable	8,868	637
Deferred acquisition costs, net	(8,134)	(1,249)
Unearned premiums ceded	357	(2,877)
Other assets	(651)	(1,024)
Loss and loss adjustment expense reserves	(3,933)	(882)
Unearned premium reserves	32,245	4,275
Reinsurance balances payable	(28,432)	4,593
Funds withheld	212	(322)
Other liabilities	4,053	741
Net cash provided by (used in) operating activities	7,694	(10,289)
Investing activities
Purchases of investments, trading	(251,068)	(275,575)
Sales of investments, trading	252,857	367,235
Purchases of financial contracts	(3,999)	(7,201)
Dispositions of financial contracts	8,294	18,006
Securities sold, not yet purchased	391,768	249,867
Dispositions of securities sold, not yet purchased	(182,793)	(413,508)
Change in due to prime brokers	44,590	(28,806)
Change in restricted cash and cash equivalents, net	(239,358)	105,700
Change in notes receivable, net	(28,549)	132
Non-controlling interest withdrawal from joint venture, net	—	(5,000)
Net cash (used in) provided by investing activities	(8,258)	10,850
Net increase (decrease) in cash and cash equivalents	(564)	561
Cash and cash equivalents at beginning of the period	12,030	3,722
Cash and cash equivalents at end of the period	$11,466	$4,283
Supplementary information
Interest paid in cash	$3,741	$3,600
Interest received in cash	782	165
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2015

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. Prior to January 1, 2015, non-investment related foreign exchange gains and losses were recorded under general and administrative expenses in the condensed consolidated statements of income. Effective from January 1, 2015, the presentation has been modified and any non-investment related foreign exchange gains or losses are now recorded under “Other income (expense) net” in the condensed consolidated statements of income. As a result, foreign exchange loss of $0.3 million that was previously reported in general and administrative expenses for the three months ended March 31, 2014 was reclassified as “Other income (expense) net” to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2015 and December 31, 2014, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2015, $11.0 million (December 31, 2014: $11.0 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2015, $0.5 million (2014: $0.9 million) of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. Interest income and realized gains or losses on sale of notes receivable are included under net investment income (loss) in the condensed consolidated statements of income.

The Company regularly reviews all notes receivable individually for impairment and records valuation allowance provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the recorded value of the note is not considered impaired but there is uncertainty as to the collection of interest based on the terms of the note. The Company resumes accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

At March 31, 2015, $25.7 million of notes receivable (net of any valuation allowance) were on non-accrual status (December 31, 2014: $0.0 million) and any payments received are applied to reduce the recorded value of the notes. The increase in notes receivable during the three months ended March 31, 2015, related to a settlement agreement entered into with a ceding insurer during the first quarter of 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable.

At March 31, 2015 and December 31, 2014 there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of any valuation allowance, at March 31, 2015 and December 31, 2014, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2015 and December 31, 2014, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

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

The Company’s "other investments" may include investments in private and unlisted equity securities, limited partnerships and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for "other investments". For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts which include total return swaps, credit default swaps ("CDS"), futures, options, currency forwards and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon each contract's current fair value, the Company will be obligated to make payments upon settlement of the contract.

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

The Company may purchase and sell CDS for strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to pay the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

The Company, from time time, purchases industry loss warranty contracts ("ILW") to manage its exposure to weather related events. An ILW is designated as a weather derivative swap and included in financial contracts receivable. The carrying amount of an ILW is the unamortized portion of the premium paid for an ILW. An estimate of fair value is not practicable since ILW contracts are generally not exchange traded, and the time and cost involved in creating a valuation model to estimate the fair value would be excessive relative to the size and duration of the ILW contract.

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

	Three months ended March 31
	2015	2014
Weighted average shares outstanding - basic	37,173,008	36,808,386
Effect of dilutive service provider share-based awards	—	—
Effect of dilutive employee and director share-based awards	—	—
Weighted average shares outstanding - diluted	37,173,008	36,808,386
Anti-dilutive stock options outstanding	71,821	40,000
Participating securities excluded from calculation of loss per share	322,971	384,323

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2015:

	Fair value measurements as of March 31, 2015
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$25,078	$22,260	$47,338
Listed equity securities	1,237,978	7,742	—	1,245,720
Commodities	139,838	—	—	139,838
Private and unlisted equity securities	—	—	19,766	19,766
Financial contracts receivable	1,065	38,654	1,763	41,482
	$1,378,881	$71,474	$43,789	$1,494,144
Liabilities:
Listed equity securities, sold not yet purchased	$(1,052,141)	$—	$—	$(1,052,141)
Debt instruments, sold not yet purchased	—	(275,464)	—	(275,464)
Financial contracts payable	(1,634)	(38,678)	—	(40,312)
	$(1,053,775)	$(314,142)	$—	$(1,367,917)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2014:

	Fair value measurements as of December 31, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$26,953	$22,259	$49,212
Listed equity securities	1,259,298	6,877	—	1,266,175
Commodities	96,872	—	—	96,872
Private and unlisted equity securities	—	—	18,719	18,719
Financial contracts receivable	2,463	44,708	—	47,171
	$1,358,633	$78,538	$40,978	$1,478,149
Liabilities:
Listed equity securities, sold not yet purchased	$(834,228)	$—	$—	$(834,228)
Debt instruments, sold not yet purchased	—	(256,503)	—	(256,503)
Financial contracts payable	—	(44,592)	—	(44,592)
	$(834,228)	$(301,095)	$—	$(1,135,323)
 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$22,259	$18,719	$—	$40,978
Purchases	—	866	2,340	3,206
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	1	181	(577)	(395)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$22,260	$19,766	$1,763	$43,789

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$527	$46,323	$46,850
Purchases	—	937	937
Sales	—	(1,956)	(1,956)
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains included in earnings, net	77	511	588
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$604	$45,815	$46,419

During the three months ended March 31, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2014.

For the three months ended March 31, 2015, included in net investment income (loss) in the condensed consolidated statements of income were net realized gains relating to Level 3 securities of nil (three months ended March 31, 2014: net realized gains of $0.3 million). In addition, for the three months ended March 31, 2015, amortization expense of $0.6 million (three months ended March 31, 2014: nil) relating to financial contracts receivable valued using unobservable inputs, was included in the condensed consolidated statements of income as other income (expense), net.

For Level 3 classified securities still held as of the reporting date, the change in net unrealized gains for the three months ended March 31, 2015 of $0.2 million (three months ended March 31, 2014: net unrealized gains of $0.3 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At March 31, 2015, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$—	$(1,417)	$22,260
Corporate debt – Non U.S.	2,109	—	(1,008)	1,101
Municipal debt – U.S.	2,653	287	—	2,940
Sovereign debt – Non U.S.	21,769	763	(1,495)	21,037
Total debt instruments	$50,208	$1,050	$(3,920)	$47,338

At December 31, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$5	$(1,423)	$22,259
Corporate debt – Non U.S.	5,870	49	(1,405)	4,514
Municipal debt – U.S.	1,759	—	(6)	1,753
Sovereign debt – Non U.S.	21,769	—	(1,083)	20,686
Total debt instruments	$53,075	$54	$(3,917)	$49,212

The maturity distribution for debt instruments held at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015		December 31, 2014
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	21,959	22,017	21,922	21,923
From five to ten years	2,480	1,520	2,401	1,282
More than ten years	25,769	23,801	28,752	26,007
	$50,208	$47,338	$53,075	$49,212

Equity securities, trading

At March 31, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,091,172	$224,350	$(89,400)	$1,226,122
Exchange traded funds	42,126	—	(22,528)	19,598
Total equity securities	$1,133,298	$224,350	$(111,928)	$1,245,720

At December 31, 2014, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,079,955	$247,109	$(80,637)	$1,246,427
Exchange traded funds	42,126	—	(22,378)	19,748
Total equity securities	$1,122,081	$247,109	$(103,015)	$1,266,175

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of March 31, 2015 and December 31, 2014, commodities were comprised of gold bullion.

At March 31, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$139,130	$708	$—	$139,838
Private and unlisted equity securities	18,103	3,631	(1,968)	19,766
	$157,233	$4,339	$(1,968)	$159,604

At December 31, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$95,815	$1,057	$—	$96,872
Private and unlisted equity securities	17,238	3,451	(1,970)	18,719
	$113,053	$4,508	$(1,970)	$115,591

As of March 31, 2015, included in private and unlisted equity securities are investments in private equity funds with a fair value of $13.3 million (December 31, 2014: $12.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to March 31, 2015. The private equity funds have varying lock-up periods and as of March 31, 2015, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of March 31, 2015, the Company had $8.0 million (December 31, 2014: $8.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

Investments in Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle its obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day the transaction is open, the liability for the obligation to replace the borrowed security is marked-to-market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities.

At March 31, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(1,006,286)	$86,374	$(116,284)	$(1,036,196)
Exchange traded funds	(12,815)	—	(3,130)	(15,945)
Corporate debt – U.S.	(7,066)	1,245	(5)	(5,826)
Sovereign debt – Non U.S.	(293,186)	23,548	—	(269,638)
	$(1,319,353)	$111,167	$(119,419)	$(1,327,605)

At December 31, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(813,365)	$91,690	$(101,715)	$(823,390)
Exchange traded funds	(9,180)	—	(1,658)	(10,838)
Corporate debt – U.S.	(7,066)	1,007	(5)	(6,064)
Sovereign debt – Non U.S.	(246,589)	6,635	(10,485)	(250,439)
	$(1,076,200)	$99,332	$(113,863)	$(1,090,731)

Financial Contracts

As of March 31, 2015 and December 31, 2014, the Company had entered into total return swaps, CDS, options, warrants, rights, futures, forwards and interest rate options contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

In addition, at March 31, 2015, the Company had entered into an ILW contract with certain third-parties in order to purchase protection against worldwide wind and earthquake exposures from January 2015 to December 2015. In return for a fixed payment, the Company is entitled to receive a floating payment in the event of losses incurred by the insurance industry, as a whole, exceeding a specified threshold. The maximum total recovery to the Company under the ILW is $12.0 million. Through March 31, 2015, the Company was not aware of any industry loss event occurring that would have triggered a recovery under the ILW.

At March 31, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	KRW	15,697	$127
Put options (2)	USD	235,354	14,730
Total return swaps – equities	EUR/GBP/HKD/MXN/USD	56,949	23,797
Warrants and rights on listed equities	EUR	2,684	1,065
Weather derivative swap	USD	12,000	1,763
Total financial contracts receivable, at fair value			$41,482
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	221,198	$(806)
Credit default swaps, purchased – sovereign debt	USD	251,467	(1,112)
Futures	USD	77,524	(1,634)
Total return swaps – equities	EUR/GBP/HKD/INR/RON/USD	109,343	(36,760)
Total financial contracts payable, at fair value			$(40,312)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; MXN = Mexican Peso; RON = Romanian New Leu; INR = Indian Rupee.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2014, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Futures	USD	13,204	3,461
Put options (2)	USD	299,907	22,349
Total return swaps – equities	EUR/GBP/HKD/USD	43,355	18,898
Warrants and rights on listed equities	EUR	8,054	2,463
Total financial contracts receivable, at fair value			$47,171
Financial contracts payable
Credit default swaps, purchased – corporate debt	USD	221,198	$(1,305)
Credit default swaps, purchased – sovereign debt	USD	251,467	(1,714)
Forwards	KRW	20,563	(512)
Futures	USD	33,625	(867)
Total return swaps – equities	EUR/GBP/HKD/INR/RON/USD	122,667	(40,194)
Total financial contracts payable, at fair value			$(44,592)
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

During the three months ended March 31, 2015 and 2014, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended March 31
		2015	2014
		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$(55)	$11
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(31)	(206)
Forwards	Net investment income (loss)	136	(503)
Futures	Net investment income (loss)	(2,077)	(4,879)
Interest rate options	Net investment income (loss)	—	(26)
Options, warrants, and rights	Net investment income (loss)	(2,474)	(9,619)
Total return swaps – equities	Net investment income (loss)	4,223	6,419
Weather derivative swap	Other income (expense), net	(577)	—
Total		$(855)	$(8,803)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Three months ended March 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Forwards	$—	$4,725
Futures	84,989	56,748
Options, warrants and rights (1)	—	69,777
Total return swaps	14,900	39,748
Weather derivative swap	2,340	—
Total	$102,229	$170,998
(1) Exited amount excludes options which expired or were exercised during the period.

For the three months ended March 31, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2014	Three months ended March 31
Derivatives not designated as hedging instruments	Entered	Exited
	($ in thousands)
Forwards	$—	$63,191
Futures	35,862	114,667
Options, warrants and rights (1)	402,220	59,506
Total return swaps	44,469	29,082
Total	$482,551	$266,446
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

As of March 31, 2015, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

March 31, 2015	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$41,482	$—	$41,482	$(21,247)	$(10,621)	$9,614
Financial contracts payable	(40,312)	—	(40,312)	21,247	19,065	—

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

4.        DUE TO PRIME BROKERS

As of March 31, 2015, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At March 31, 2015, the amounts due to prime brokers included $134.9 million (December 31, 2014: $135.0 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $120.8 million (December 31, 2014: $76.1 million) of borrowing relating to investment purchases.

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

For the three months ended March 31, 2015, loss and loss adjustment expenses incurred of $63.2 million (2014: $67.4 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.2 million (2014: $0.3 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2015, the Company had losses receivable and loss reserves recoverable of $2.6 million (December 31, 2014: $18.3 million) from unrated retrocessionaires. During the three months ended March 31, 2015, the Company reached a settlement to commute a retrocession contract with one of the unrated retrocessionaires which resulted in a decrease in the losses recoverable from unrated retrocessionaires.

At March 31, 2015 and December 31, 2014, $2.6 million and $2.8 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company.

The Company regularly evaluates the financial condition of all its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations. At March 31, 2015 and December 31, 2014, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants which is administered by the Compensation Committee of the Board of Directors. The Company's shares authorized for issuance include 3,500,000 (December 31, 2014: 3,500,000) Class A ordinary shares relating to the Company’s stock incentive plan for eligible employees, directors and consultants. As of March 31, 2015, 718,635 (December 31, 2014: 803,558) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2015, 78,102 (2014: 119,566) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

The restricted share award activity during the three months ended March 31, 2015 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2014	330,087	$27.90
Granted	78,102	32.21
Vested	(85,218)	24.36
Forfeited	—	—
Balance at March 31, 2015	322,971	$29.88

Employee and Director Stock Options

For the three months ended March 31, 2015, 90,000 (2014: 72,000) stock options were exercised by directors and employees resulting in 58,982 (2014: 47,313) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the three months ended March 31, 2015 was $1.9 million (2014: $1.5 million).

Employee and director stock option activity during the three months ended March 31, 2015 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2014	1,116,308	$17.58	$7.73
Granted	—	—	—
Exercised	(90,000)	11.10	5.57
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2015	1,026,308	$18.15	$7.92

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2015, 6,821 (2014: 9,668) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs will cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee RSU activity during the three months ended March 31, 2015 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2014	15,609	$29.72
Granted	6,821	32.21
Vested	—	—
Forfeited	—	—
Balance at March 31, 2015	22,430	$30.48

For the three months ended March 31, 2015 and 2014, the general and administrative expenses included stock compensation expense (net of forfeitures) of $1.0 million and $1.0 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

7.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Effective January 1, 2014, the Company and its reinsurance subsidiaries were party to a joint venture agreement with DME Advisors, LP ("DME Advisors") under which the Company, its reinsurance subsidiaries and DME Advisors LLC ("DME") are participants of a joint venture for the purpose of managing certain jointly held assets (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2015, no performance allocation (2014: nil) was recorded due to gross investment loss reported during the period.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three months ended March 31, 2015 were management fees of $5.2 million (2014: $5.0 million). The management fees have been fully paid as of March 31, 2015.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the three months ended March 31, 2015, there were no indemnification payments made by the Company.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners Inc ("GRBK"), a publicly traded company. During the year end December 31, 2014, the Company, along with certain affiliates of DME Advisors, provided debt financing to GRBK and acquired equity shares of GRBK. As of March 31, 2015, $21.6 million (December 31, 2014: $21.6 million) of the GRBK debt and $18.6 million (December 31, 2014: $18.4 million) of GRBK listed equities were included on the balance sheet as "debt instruments, trading, at fair value" and "equity securities, trading, at fair value", respectively. The debt matures on October 27, 2019, and carries an annual interest rate of 9.0% until October 27, 2015, and 10.0% thereafter. During the three months ended March 31, 2015, the Company's investment income included $0.5 million of interest relating to this debt.

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

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At March 31, 2015, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A.	$200,000	July 20, 2015	90 days prior to termination date
Butterfield Bank (Cayman) Limited	60,000	June 30, 2016	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2015	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2016	120 days prior to termination date
	$760,000

As of March 31, 2015, an aggregate amount of $281.3 million (December 31, 2014: $273.7 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2015, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $316.5 million (December 31, 2014: $302.6 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2015 and December 31, 2014.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2015.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), which shall be adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2015.

The total rent expense related to leased office space for the three months ended March 31, 2015 was $0.1 million (2014: $0.1 million).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. If the agreement is terminated, the Company is obligated to make minimum payments for twelve months starting on September 1 of the year in which the agreement is terminated, to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to the agreement as of March 31, 2015.

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2015, the Company had commitments to invest an additional $8.0 million (December 31, 2014: $8.9 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of March 31, 2015.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2015	2016	2017	2018	2019	Thereafter	Total
	($ in thousands)
Operating lease obligations	$349	$466	$466	$233	$—	$—	$1,514
Specialist service agreement	525	300	—	—	—	—	825
Private equity and limited partnerships (1)	7,971	—	—	—	—	—	7,971
	$8,845	$766	$466	$233	$—	$—	$10,310
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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2015		2014
	($ in thousands)
Property
Aviation	$266	0.2%	$290	0.2%
Commercial	6,449	5.0	6,345	5.3
Energy	1,670	1.3	2,131	1.8
Motor physical damage	7,593	5.9	7,176	6.0
Personal	22,016	17.0	38,007	32.0
Total Property	37,994	29.4	53,949	45.3
Casualty
General liability	6,398	4.9	1,191	1.0
Marine liability	3,934	3.0	3,847	3.2
Motor liability	43,331	33.4	38,114	32.1
Professional liability	15,059	11.6	312	0.3
Total Casualty	68,722	52.9	43,464	36.6
Specialty
Financial	1,556	1.2	1,200	1.0
Health	20,681	15.9	20,288	17.1
Workers’ compensation	729	0.6	—	—
Total Specialty	22,966	17.7	21,488	18.1
	$129,682	100.0%	$118,901	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2015		2014
	($ in thousands)
U.S. and Caribbean	$94,396	72.8%	$104,525	87.9%
Worldwide (1)	33,304	25.7	14,064	11.8
Europe	1,933	1.5	312	0.3
Asia	49	—	—	—
	$129,682	100.0%	$118,901	100.0%

(1)"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2015 and 2014 and financial condition as of March 31, 2015 and December 31, 2014. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Outlook and Trends

We believe the reinsurance industry in general has been, and for the foreseeable future will remain, over-capitalized. An influx of new capital, particularly for peak zone catastrophe risk, from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers has contributed to the over-capitalization. Additionally, we believe that the global economic activity which has led to prolonged low interest rates, has weakened the overall demand for property and casualty insurance and, accordingly, reinsurance. However, the over-capitalization of the market is not uniform across all insurers and reinsurers and there are many insurers and reinsurers with lower financial security profiles, that have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance offering and our differentiated underwriting strategy, together with our “A (Excellent)” rating by A.M. Best, positions us well to compete for new business.
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
As of March 31, 2015, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns. We believe that, in general, the Florida homeowners, U.S. employer health stop loss and non-standard private passenger automobile sectors are stable and priced at profitable levels. However, we have observed significant flexible capital from non-traditional sources being deployed mainly in peak zone catastrophe excess of loss business, which has put downward pressure on rates. We renewed certain of our existing catastrophe retrocession relationships at January 1, 2015 and also wrote some new catastrophe retrocession deals with new partners. We have repositioned our catastrophe retrocession book of business from predominantly excess of loss contracts to quota share contracts. We have found there to be less available capacity from alternative capital providers for quota share contracts in this area and as such terms and pricing are more favorable. Additionally, we have recently secured new contracts with larger, syndicated reinsurance placements for general casualty and professional liability business which have a longer duration of claim payments than the business we have historically written.
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

The reinsurance industry has recently experienced several announcements of mergers and acquisitions between large reinsurance companies. We believe there is likely to be further consolidation in the industry. However, this consolidation will not likely result in a significant reduction in total capital within the industry, but simply a concentration of capital in fewer, larger participants. Due to the reduction in the number of competitors in the industry, we believe pricing may partially stabilize. We also believe that while some business may be further restricted to only the largest reinsurance companies in the industry, recent consolidations may create opportunities for us as more capacity may become available to us and other reinsurers.

Our investment portfolio had a net long exposure of 15.5% as of March 31, 2015. Our goal for 2015 continues to be to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Equity market valuations are stretched while monetary policy remains very accommodative globally. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

Recently issued accounting standards and their impact to the Company, if any, are presented under "Recently Adopted Accounting Pronouncements" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015, we reported net loss of $24.0 million, compared to net loss of $8.9 million reported for the same period in 2014. Our net investment loss for the three months ended March 31, 2015 was $24.8 million, compared to a net investment loss of $10.2 million reported for the same period in 2014. Our investment portfolio managed by DME Advisors, reported a loss of 1.8% for the three months ended March 31, 2015, compared to a loss of 0.7% for the same period in 2014. The underwriting income before general and administrative expenses for the three months ended March 31, 2015 was $4.7 million, compared to $6.5 million for the same period in 2014. The decrease in underwriting income for the three months ended March 31, 2015 was primarily due to a slight increase in the composite ratio for the period partially due to adverse loss development on some of our Florida homeowners' contracts and partially due to repositioning of our catastrophe retrocession business from excess of loss contracts to quota share contracts. For the three months ended March 31, 2015, our composite ratio was 95.0%, compared to 94.1% during the same period in 2014. General and administrative expenses for the three months ended March 31, 2015 remained unchanged at $6.2 million compared to the same period in 2014.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended March 31, 2015, the fully diluted adjusted book value per share decreased by $0.67 per share, or 2.2%, to $30.09 per share from $30.76 per share at December 31, 2014. For the three months ended March 31, 2015, the basic adjusted book value per share decreased by $0.73 per share, or 2.3%, to $30.44 per share from $31.17 per share at December 31, 2014.

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

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$1,170,648	$1,194,041	$1,134,761	$1,185,195	$1,073,194
Less: Non-controlling interest in joint venture	(28,496)	(28,890)	(31,218)	(31,087)	(29,512)
Basic adjusted book value per share numerator	1,142,152	1,165,151	1,103,543	1,154,108	1,043,682
Add: Proceeds from in-the-money stock options issued and outstanding	16,302	19,628	20,609	18,881	20,297
Fully diluted adjusted book value per share numerator	$1,158,454	$1,184,779	$1,124,152	$1,172,989	$1,063,979
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,521,627	37,384,543	37,333,190	37,295,312	37,213,693
Add: In-the-money stock options and RSUs issued and outstanding	976,917	1,131,917	1,217,917	1,202,096	1,326,596
Fully diluted adjusted book value per share denominator	38,498,544	38,516,460	38,551,107	38,497,408	38,540,289
Basic adjusted book value per share	$30.44	$31.17	$29.56	$30.95	$28.05
Fully diluted adjusted book value per share	30.09	30.76	29.16	30.47	27.61

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2015		2014
	($ in thousands)
Frequency	$109,208	84.2%	$102,085	85.9%
Severity	20,474	15.8	16,816	14.1
Total	$129,682	100.0%	$118,901	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2015, our frequency gross premiums written increased by $7.1 million, or 7.0%, compared to the same period in 2014. The increase was primarily the result of new contracts entered into during 2015 and the latter half of 2014. The premiums written for professional liability and general liability lines increased $8.9 million and $5.3 million, respectively, as a result of new quota share contracts. The premiums written for motor liability increased by $5.2 million as a result of a private passenger motor contract due to an increase in the volume of underlying policies written by the insured during the three months ended March 31, 2015 compared to the same period in 2014. The increases were partially offset by a decrease in written premiums for personal lines due to some of our Florida homeowners' contracts renewed in the middle of 2014 for a smaller share ceded to us, with the cedants retaining a larger share compared to the expiring contracts. All other lines reported modest increases in premiums written for the three months ended March 31, 2015 driven by new contracts entered into during 2015 and the latter half of 2014.

For the three months ended March 31, 2015, our severity gross premiums written increased by $3.7 million, or 21.8%, compared to the same period in 2014, primarily due to new quota share severity contracts which accounted for a $5.3 million increase in premiums written. The increase was partially offset by a net decrease in gross premiums written relating to property catastrophe retrocession contracts which expired and were not renewed during the first quarter of 2015.

Premiums Ceded

For the three months ended March 31, 2015, premiums ceded were $1.6 million compared to $5.9 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, the decreases in ceded premiums compared to the same period in 2014 was partially due to a retroceded contract for catastrophic risk protection that expired at the end of 2014 and was not renewed. However, during the three months ended March 31, 2015 we purchased an industry loss warranty ("ILW") derivative contract to reduce our net exposure to natural peril catastrophe events. The ILW is recorded as a weather derivative swap and the cost of the ILW is amortized over the risk period and recorded in the condensed consolidated statements of income as "Other income (expense), net".

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2015		2014
	($ in thousands)
Frequency	$107,583	84.0%	$99,898	88.4%
Severity	20,473	16.0	13,063	11.6
Total	$128,056	100.0%	$112,961	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the term of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2015		2014
	($ in thousands)
Frequency	$88,089	92.9%	$105,418	94.4%
Severity	6,704	7.1	6,271	5.6
Total	$94,793	100.0%	$111,689	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended March 31, 2015, the frequency premiums earned decreased by $17.3 million, or 16.4%, compared to the same period in 2014. The decrease was primarily as a result of personal lines premiums earned decreasing by $16.4 million due to the Florida homeowners' contracts renewed during the middle of 2014 at a reduced share ceded to us.

Additionally, a private passenger motor contract terminated on a run-off basis at the end of 2013 accounted for $7.8 million of the decrease. The decreases in frequency net premiums earned were partially offset by increases in all other lines during the three months ended March 31, 2015.

For the three months ended March 31, 2015, the severity premiums earned increased by $0.4 million, or 6.9%, compared to the same period in 2014. The increase was a net impact of new and renewed severity contracts entered into during 2015 and the latter half of 2014, partially offset by severity contracts expired and not renewed during 2015.

Net Losses Incurred

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2015		2014
	($ in thousands)
Frequency	$61,206	96.8%	$66,184	98.2%
Severity	2,001	3.2	1,179	1.8
Total	$63,207	100.0%	$67,363	100.0%

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

For the three months ended March 31, 2015, the net losses incurred on frequency contracts decreased by $5.0 million, or 7.5%, compared to the same period in 2014, primarily relating to a decrease in earned premiums compared to the same period in 2014.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. For the three months ended March 31, 2015 and 2014, the loss ratios for our frequency business were 69.5% and 62.8%, respectively. The higher loss ratio for the three months ended March 31, 2015 related to our Florida homeowners' insurance contracts which reported unfavorable loss development primarily as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms. Additionally, the loss ratio on the motor line was also higher, primarily due to the current in-force private passenger motor contracts having a higher expected loss ratio compared to the prior year's in-force contracts. The increases in the loss ratio for the three months ended March 31, 2015 were partially offset by a lower loss ratio on the specialty health line due to no adverse losses developing on the employers' medical stop-loss contracts compared to the same period in 2014.

For the three months ended March 31, 2015 and 2014, the loss ratios for our severity business were 29.8% and 18.8%, respectively. The increase in severity loss ratio was due to the change in mix of severity business compared to the same period in 2014. The loss ratios for the three months ended March 31, 2015 reflect the attritional losses on new severity quota share contracts written during 2015 and the latter part of 2014. By comparison, the 2014 severity loss ratio included proportionally higher property catastrophe contracts which under U.S. GAAP have no losses recorded until a catastrophe event occurs. We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business.

Losses incurred can be further broken down into losses paid (recovered) and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31
		2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$65,264	$(9,113)	$56,151	$68,728	$(946)	$67,782
Change in loss and loss adjustment expense reserves	(1,812)	8,868	7,056	(1,055)	636	(419)
Total	$63,452	$(245)	$63,207	$67,673	$(310)	$67,363

For the three months ended March 31, 2015, our net losses incurred on prior period contracts increased by $2.6 million, primarily due to $2.8 million of adverse loss development relating to our Florida homeowners' insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms during 2014. However, because these contracts included sliding scale ceding commission rates, the increase in loss reserves was offset by a $1.1 million decrease in ceding commissions recorded as acquisition costs. There were no other significant developments of prior period reserves during the three months ended March 31, 2015.

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

	Three months ended March 31
	2015		2014
	($ in thousands)
Frequency	$25,459	94.9%	$36,785	97.3%
Severity	1,382	5.1	1,011	2.7
Total	$26,841	100.0%	$37,796	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. For the three months ended March 31, 2015 and 2014, the acquisition cost ratios for frequency business were 28.9% and 34.9%, respectively, primarily due to the private passenger motor contracts currently in-force having lower ceding commissions compared to the contracts in-force during the same period in 2014. Additionally, the lower acquisition cost ratio was also attributed to the Florida homeowners' insurance contracts containing sliding scale ceding commissions which decreased during the three months ended March 31, 2015 as a result of adverse loss development on those contracts.

For the three months ended March 31, 2015 and 2014, the acquisition cost ratios for severity business were 20.6% and 16.1%, respectively. The higher acquisition cost ratio during the 2015 period was primarily due to higher commission rates on the new severity quota share contracts entered into during 2015 and the latter half of 2014, compared to the predominantly excess of loss catastrophe contracts in force during the first quarter of 2014.

Overall, our total acquisition cost ratios were 28.3% and 33.8% for the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2015	2014
	($ in thousands)
Internal expenses	$4,966	$5,377
Corporate expenses	1,194	823
General and administrative expenses	$6,160	$6,200

For the three months ended March 31, 2015 and 2014, general and administrative expenses included $1.0 million and $1.0 million, respectively, of expenses related to stock compensation granted to employees and directors.

Corporate expenses included those expenses directly related to being a publicly listed entity and certain non-core operating expenses. Prior to 2015, corporate expenses also included non-investment related foreign exchange gains and losses. Effective from January 1, 2015, the presentation was modified and any non-investment related foreign exchange gains and losses are now presented on the condensed consolidated statements of income under the caption "Other income (expenses), net". As a result, $0.3 million of foreign exchange loss that was previously reported in corporate expenses for the three months ended March 31, 2014, has been reclassified to other income (expense), net, to conform to the current period presentation. For the three months ended March 31, 2015, a foreign exchange gain of $2.5 million was included in other income (expense), net.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31
	2015	2014
	($ in thousands)
Realized gains	$25,010	$86,463
Change in unrealized gains	(31,613)	(91,353)
Investment related foreign exchange gains (losses)	(7,973)	(7,418)
Interest and dividend income, net of withholding taxes	3,426	16,398
Interest, dividend and other expenses	(8,476)	(9,252)
Investment advisor compensation	(5,203)	(4,988)
Net investment income (loss)	$(24,829)	$(10,150)

For the three months ended March 31, 2015, investment income, net of fees and expenses, resulted in a loss of 1.8% on our investments managed by DME Advisors, compared to a loss of 0.7% reported for the three months ended March 31, 2014. Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

The investment loss was primarily driven by an increase in unrealized losses on the short portfolio which had a loss of 4.4% due to an increase in the market values of these securities. The long portfolio gained 3.9% which offset most of the losses from the short portfolio.

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

For the three months ended March 31, 2015 and 2014, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were (1.8)% and (0.7)%, respectively. These were comprised of the following:

	Three months ended March 31
	2015	2014
Long portfolio gains (losses)	3.9%	3.9%
Short portfolio gains (losses)	(4.4)	(2.7)
Macro gains (losses)	(0.9)	(1.5)
Other income and expenses	(0.4)	(0.4)
Gross investment return	(1.8)%	(0.7)%
Net investment return	(1.8)%	(0.7)%

For the three months ended March 31, 2015, included in "other income and expenses" in the above table were $5.2 million (2014: $5.0 million) relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three months ended March 31, 2015 and 2014, no performance allocation compensation was recorded due to the negative investment returns for these periods (see Item 1. Financial Statements, "Note 7. Related Party Transactions").

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

As of March 31, 2015, a deferred tax asset of $0.03 million (December 31, 2014: $0.03 million) resulting solely from the temporary differences in recognition of expenses for tax purposes was included in other assets on the condensed consolidated balance sheets. As of March 31, 2015, an accrual for current taxes recoverable of $0.9 million (December 31, 2014: $0.8 million) was recorded on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Three months ended March 31			Three months ended March 31
		2015			2014
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	69.5%	29.8%	66.7%	62.8%	18.8%	60.3%
Acquisition cost ratio	28.9%	20.6%	28.3%	34.9%	16.1%	33.8%
Composite ratio	98.4%	50.4%	95.0%	97.7%	34.9%	94.1%
Internal expense ratio			5.2%			4.8%
Corporate expense ratio			1.3%			0.7%
Combined ratio			101.5%			99.6%

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

The corporate expense ratio is the ratio of corporate expenses to net premiums earned. Corporate expenses include expenses relating to GLRE being a publicly listed entity and certain non-core operating expenses.

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

Financial Condition

Investments, Financial Contracts Receivable, Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of March 31, 2015, were $1,494.1 million, compared to $1,478.1 million as of December 31, 2014, an increase of $16.0 million, or 1.1%, primarily due to the increase in our gold position which was partly offset by a decrease in our equity-based long investments. As of March 31, 2015, our exposure to long investments decreased to 103.6%, compared to 105.8% as of December 31, 2014. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities and derivatives on any of these instruments.

Financial contracts receivable as of March 31, 2015 decreased by $5.7 million, or 12.1%, compared to December 31, 2014, primarily due to some of the put options exited during the first quarter of 2015.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of March 31, 2015, we had borrowed $120.8 million (December 31, 2014: $76.1 million) from our prime brokers in order to purchase investment securities and to provide collateral for unrealized losses on short positions. In accordance with Greenlight Re's investment guidelines, DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of March 31, 2015, we had borrowed $134.9 million (December 31, 2014: $135.0 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of March 31, 2015, 85.0% (December 31, 2014: 83.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 13.5% (December 31, 2014: 14.5%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.5%  (December 31, 2014: 1.6%) was comprised of securities valued based on non-observable inputs (Level 3).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2015, $325.6 million (December 31, 2014: $316.4 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $324.9 million (December 31, 2014: $315.7 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.7 million (December 31, 2014: $0.7 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of March 31, 2015, our securities sold, not yet purchased were $1,327.6 million compared to $1,090.7 million at December 31, 2014, an increase of 21.7%, consistent with the increase in our short exposure which increased to 88.1% as of March 31, 2015 compared to 66.9% at December 31, 2014. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on a short sale may be caused by one or more of the following factors:

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of March 31, 2015, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of March 31, 2015, the restricted cash included $1,327.6 million relating to collateral for securities sold, not yet purchased, compared to $1,090.7 million as of December 31, 2014.

Overall, our restricted cash increased by $228.1 million, or 17.6%, from $1,296.9 million to $1,525.0 million. The cash collateral held by derivative counterparties decreased by $8.7 million to $62.5 million during the three months ended March 31, 2015 due to a net decrease in derivatives. Additionally, as of March 31, 2015, included in restricted cash and cash equivalents was $134.9 million (December 31, 2014: $135.0 million) of cash borrowed under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	March 31, 2015			December 31, 2014
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$95,669	$127,101	$222,770	$103,357	$124,173	$227,530
Severity	12,636	24,904	37,540	13,692	23,021	36,713
Total	$108,305	$152,005	$260,310	$117,049	$147,194	$264,243

During the three months ended March 31, 2015, the frequency loss reserves decreased by $4.8 million, or 2.1%, due to losses paid on existing contracts. The severity loss reserves increased by $0.8 million, or 2.3%, due to new severity quota share contracts written during 2015 and in the latter half of 2014. For most of our contracts written as of March 31, 2015, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of April 1, 2015, our maximum aggregate loss exposure to any series of natural peril events was $213.5 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$157,661	$213,453
Europe	117,581	121,992
Japan	117,581	121,992
Rest of the world	117,581	121,992
Maximum Aggregate	157,661	213,453

 Shareholders’ Equity

Total equity reported on the balance sheet, which includes non-controlling interest, decreased by $23.4 million to $1,170.6 million as of March 31, 2015, compared to $1,194.0 million as of December 31, 2014. Retained earnings decreased due to net loss of $24.0 million reported for the three months ended March 31, 2015, while the non-controlling interest decreased by $0.4 million primarily due to investment loss attributable to DME's interest in the joint venture during the three months ended March 31, 2015. The increase in additional paid-in capital of $1.0 million related to stock based compensation for the three months ended March 31, 2015.

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

As of March 31, 2015, Greenlight Re and GRIL were each rated "A (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2015, approximately 92% (December 31, 2014: 92%) of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of March 31, 2015, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2015 and 2014, the net cash provided by (used in) operating activities was $7.7 million and $(10.3) million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses (income), of $10.3 million and $(2.2) million for the three months ended March 31, 2015 and 2014, respectively. Excluding the investment related expenses from the net cash used in our operating activities, results in net cash primarily provided by our underwriting activities which was $17.9 million for the three months ended March 31, 2015, and net cash primarily used in our underwriting activities which was $12.4 million for the three months ended March 31, 2014. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the three months ended March 31, 2015, our investing activities used $8.3 million (2014: provided $10.9 million) mainly due to the increase in notes receivable, partially offset by an increase in funds borrowed from prime brokers. There were no cash flows related to financing activities during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of March 31, 2015, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2015, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of March 31, 2015, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2015, we had four letter of credit facilities with an aggregate capacity of $760.0 million (December 31, 2014: $760.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of March 31, 2015, an aggregate amount of $281.3 million (December 31, 2014: $273.7 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At March 31, 2015, total equity securities and cash and cash equivalents with a fair value in the aggregate of $316.5 million (December 31, 2014: $302.6 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2015.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2015 unless renewed. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2015.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan was renewed on April 29, 2015 by the Board of Directors and expires on June 30, 2016. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2015.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of March 31, 2015, there were 718,635 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2015 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$466	$932	$116	$—	$1,514
Specialist service agreement	675	150	—	—	825
Private equity and limited partnerships (2)	7,971	—	—	—	7,971
Loss and loss adjustment expense reserves (3)	143,236	81,041	21,206	14,827	260,310
	$152,348	$82,123	$21,322	$14,827	$270,620
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of March 31, 2015, we had made total commitments of $22.9 million in private investments of which we had invested $14.9 million, and our remaining commitments to these investments total $8.0 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of March 31, 2015, $1,327.6 million of securities sold, not yet purchased, were secured by $1,327.6 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Effective January 1, 2014, the Company and its reinsurance subsidiaries were party to a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). The term of the venture agreement and the advisory agreement is January 1, 2014 through December 31, 2016, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2015, no performance allocation was recorded due to the net investment loss for the period. For the three months ended March 31, 2015, management fees of $5.2 million were recorded in net investment loss.

In February 2007, we entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of five thousand dollars per month plus expenses. The service agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

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

Equity Price Risk

As of March 31, 2015, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of March 31, 2015, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $17.8 million, or 1.3%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of March 31, 2015, our investment portfolio included exposure to changes in gold prices, through ownership of physical gold. As of March 31, 2015, a 10% decline in the price of gold would have resulted in a $14.0 million, or 1.0%, decline in the fair value of our total investment portfolio. We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2015, we had loss reserves (case reserves and IBNR) reported in foreign currencies of £26.2 million. As of March 31, 2015, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $3.9 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $3.9 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and would consider the use of forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2015, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2015:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(2,104)	(0.2)%	$2,104	0.2%
Brazilian Real	1,122	0.1	(1,122)	(0.1)
British Pound	(1,578)	(0.1)	1,578	0.1
Chinese Yuan	32,539	2.3	(3,083)	(0.2)
Japanese Yen	15,419	1.1	(14,003)	(1.0)
Other	957	0.1	(957)	(0.1)
Total	$46,355	3.3%	$(15,483)	(1.1)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Interest Rate Risk

Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments, CDS, interest rate options and futures. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2015:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$16,165	1.2%	$(17,443)	(1.3)%
Credit default swaps	(8)	—	8	—
Net exposure to interest rate risk	$16,157	1.2%	$(17,435)	(1.3)%

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

Credit Risk

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets including notes receivable. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under the reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We monitor the collectability of these balances on a regular basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2015, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 29, 2015, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2016 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of March 31, 2015, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2015.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
May 4, 2015

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
May 4, 2015