Form 10-Q
period 2015-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2015-08-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,869,620
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of August 1, 2015

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$43,482	$49,212
Equity securities, trading, at fair value	1,217,462	1,266,175
Other investments, at fair value	157,629	115,591
Total investments	1,418,573	1,430,978
Cash and cash equivalents	90,955	12,030
Restricted cash and cash equivalents	1,649,016	1,296,914
Financial contracts receivable, at fair value	38,031	47,171
Reinsurance balances receivable	141,010	151,185
Loss and loss adjustment expenses recoverable	2,906	11,523
Deferred acquisition costs, net	43,055	34,420
Unearned premiums ceded	2,683	4,027
Notes receivable	29,857	1,566
Other assets	8,742	5,478
Total assets	$3,424,828	$2,995,292
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,285,354	$1,090,731
Financial contracts payable, at fair value	28,035	44,592
Due to prime brokers	515,063	211,070
Loss and loss adjustment expense reserves	270,435	264,243
Unearned premium reserves	160,172	128,736
Reinsurance balances payable	16,642	40,372
Funds withheld	6,861	6,558
Other liabilities	14,770	14,949
Total liabilities	2,297,332	1,801,251
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,209,651 (2014: 31,129,648): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2014: 6,254,895))	3,746	3,738
Additional paid-in capital	500,641	500,553
Retained earnings	594,937	660,860
Shareholders’ equity attributable to shareholders	1,099,324	1,165,151
Non-controlling interest in joint venture	28,172	28,890
Total equity	1,127,496	1,194,041
Total liabilities and equity	$3,424,828	$2,995,292

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and six months ended June 30, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Revenues
Gross premiums written	$92,990	$33,654	$222,672	$152,555
Gross premiums ceded	(1,868)	(2,759)	(3,494)	(8,699)
Net premiums written	91,122	30,895	219,178	143,856
Change in net unearned premium reserves	563	56,960	(32,700)	55,688
Net premiums earned	91,685	87,855	186,478	199,544
Net investment income (loss)	(20,305)	113,932	(45,134)	103,782
Other income (expense), net	(3,760)	(1,400)	(2,172)	(1,218)
Total revenues	67,620	200,387	139,172	302,108
Expenses
Loss and loss adjustment expenses incurred, net	76,653	56,644	139,860	124,007
Acquisition costs, net	23,939	25,570	50,780	63,366
General and administrative expenses	6,894	5,559	13,054	11,759
Total expenses	107,486	87,773	203,694	199,132
Income (loss) before income tax expense	(39,866)	112,614	(64,522)	102,976
Income tax (expense) benefit	(54)	14	161	574
Net income (loss) including non-controlling interest	(39,920)	112,628	(64,361)	103,550
Income (loss) attributable to non-controlling interest in joint venture	324	(3,075)	718	(2,878)
Net income (loss)	$(39,596)	$109,553	$(63,643)	$100,672
Earnings (loss) per share
Basic	$(1.06)	$2.94	$(1.71)	$2.71
Diluted	$(1.06)	$2.89	$(1.71)	$2.66
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,303,265	37,246,922	37,168,279	37,161,818
Diluted	37,303,265	37,902,106	37,168,279	37,843,013

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304
Issue of Class A ordinary shares, net of forfeitures	24	—	—	24	—	24
Share-based compensation expense, net of forfeitures	—	1,817	—	1,817	—	1,817
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(6,500)	(6,500)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	2,878	2,878
Net income (loss)	—	—	100,672	100,672	—	100,672
Balance at June 30, 2014	$3,729	$498,439	$651,940	$1,154,108	$31,087	$1,185,195

Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	22	—	—	22	—	22
Repurchase of Class A ordinary shares	(14)	(1,945)	(2,280)	(4,239)	—	(4,239)
Share-based compensation expense, net of forfeitures	—	2,033	—	2,033	—	2,033
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	—	—
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(718)	(718)
Net income (loss)	—	—	(63,643)	(63,643)	—	(63,643)
Balance at June 30, 2015	$3,746	$500,641	$594,937	$1,099,324	$28,172	$1,127,496

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2015	2014
Cash provided by (used in) operating activities
Net income (loss)	$(63,643)	$100,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	49,137	36,657
Net realized gains on investments and financial contracts	(40,277)	(170,853)
Foreign exchange (gains) losses on investments	16,370	4,127
Income (loss) attributable to non-controlling interest in joint venture	(718)	2,878
Share-based compensation expense, net of forfeitures	2,055	1,841
Depreciation expense	203	229
Net change in
Reinsurance balances receivable	10,175	22,011
Loss and loss adjustment expenses recoverable	8,617	3,981
Deferred acquisition costs, net	(8,635)	19,538
Unearned premiums ceded	1,344	(2,462)
Other assets	(3,467)	(3,736)
Loss and loss adjustment expense reserves	6,192	(26,797)
Unearned premium reserves	31,436	(52,438)
Reinsurance balances payable	(23,730)	5,112
Funds withheld	303	(1,526)
Other liabilities	(179)	(2,355)
Performance compensation payable to related party	—	24,045
Net cash provided by (used in) operating activities	(14,817)	(39,076)
Investing activities
Purchases of investments, trading	(478,199)	(642,856)
Sales of investments, trading	500,276	758,103
Purchases of financial contracts	(18,826)	(14,155)
Dispositions of financial contracts	6,601	23,262
Securities sold, not yet purchased	534,837	417,348
Dispositions of securities sold, not yet purchased	(364,581)	(513,495)
Change in due to prime brokers	303,993	(3,572)
Change in restricted cash and cash equivalents, net	(357,829)	11,124
Change in notes receivable, net	(28,291)	11,788
Non-controlling interest withdrawal from joint venture, net	—	(6,500)
Net cash (used in) provided by investing activities	97,981	41,047
Financing activities
Repurchase of Class A ordinary shares	(4,239)	—
Net cash used in financing activities	(4,239)	—
Net increase (decrease) in cash and cash equivalents	78,925	1,971
Cash and cash equivalents at beginning of the period	12,030	3,722
Cash and cash equivalents at end of the period	$90,955	$5,693
Supplementary information
Interest paid in cash	$14,201	$13,819
Interest received in cash	1,441	268
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2015

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

The results for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. Prior to January 1, 2015, non-investment related foreign exchange gains and losses were recorded under general and administrative expenses in the condensed consolidated statements of income. Effective from January 1, 2015, the presentation has been modified and any non-investment related foreign exchange gains or losses are now recorded under “Other income (expense) net” in the condensed consolidated statements of income. As a result, foreign exchange loss of $1.4 million and $1.6 million that were previously reported in general and administrative expenses for the three and six months ended June 30, 2014, respectively, were reclassified as “Other income (expense) net” to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased, and to collateralize the letters of credit issued under certain letter of credit facilities (see Notes 4 and 9). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased, and letters of credit issued. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2015 and December 31, 2014, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of June 30, 2015, $11.3 million (December 31, 2014: $11.0 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2015, $1.1 million and $1.6 million, respectively, (2014: $0.5 million and $1.4 million, respectively), of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

At June 30, 2015, $24.8 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2014: $0.0 million) and any payments received are applied to reduce the recorded value of the notes. The increase in notes receivable during the six months ended June 30, 2015, related to a settlement agreement entered into with a ceding insurer during the first quarter of 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable.

At June 30, 2015 and December 31, 2014 there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of any valuation allowance, at June 30, 2015 and December 31, 2014, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At June 30, 2015 and December 31, 2014, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

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

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps ("CDS"), futures, options, currency forwards and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract's current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon each contract's current fair value, the Company will be obligated to make payments upon settlement of the contract.

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

The Company, from time time, purchases industry loss warranty contracts ("ILW") to manage its exposure to weather related events. An ILW is designated as a weather derivative swap and included in financial contracts receivable. The carrying amount of an ILW is the unamortized portion of the premium paid for an ILW. An estimate of fair value is not practicable since ILW contracts are generally not exchange traded, and the time and cost involved in creating a valuation model to estimate the fair value would be excessive relative to the size and duration of the ILW.

Comprehensive Income (Loss)

The Company has no other comprehensive income or loss, other than the net income or loss disclosed in the condensed consolidated statements of income.

Earnings (Loss) Per Share

Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share includes the dilutive effect of restricted stock units ("RSU") and additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP, which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all RSUs, stock options outstanding and participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Weighted average shares outstanding - basic	37,303,265	37,246,922	37,168,279	37,161,818
Effect of dilutive service provider share-based awards	—	13,821	—	13,796
Effect of dilutive employee and director share-based awards	—	641,363	—	667,399
Weighted average shares outstanding - diluted	37,303,265	37,902,106	37,168,279	37,843,013
Anti-dilutive stock options outstanding	71,821	40,000	71,821	40,000
Participating securities excluded from calculation of loss per share	310,193	—	310,193	—

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

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update ("ASU") 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent", ("ASU 2015-07"). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value ("NAV") per share (or its equivalent) as a practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities are required to apply the amendments in this update retrospectively to all periods presented. As the Company measures certain investments in private equity funds using the NAV as a practicable expedient, upon adoption of ASU 2015-07, the fair value of these investments will be removed from the fair value hierarchy for all periods presented in the Company’s condensed consolidated financial statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts". ASU 2015-09 requires additional disclosures for short-duration contracts including incurred and paid claims development information, claims duration information, quantitative claims frequency information (unless impracticable), and an explanation of significant changes in methodologies and assumptions used to calculate the loss and loss adjustment expense reserves. ASU 2015-09 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the impact of the disclosure requirements of ASU 2015-09 and is preparing to disclose the additional information in its consolidated financial statements for the fiscal year ending December 31, 2016 and thereafter.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2015:

	Fair value measurements as of June 30, 2015
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$21,301	$22,181	$43,482
Listed equity securities	1,205,212	7,061	5,189	1,217,462
Commodities	138,440	—	—	138,440
Private and unlisted equity securities	—	—	19,189	19,189
Financial contracts receivable	36	34,279	3,716	38,031
	$1,343,688	$62,641	$50,275	$1,456,604
Liabilities:
Listed equity securities, sold not yet purchased	$(1,024,863)	$—	$—	$(1,024,863)
Debt instruments, sold not yet purchased	—	(260,491)	—	(260,491)
Financial contracts payable	—	(19,200)	(8,835)	(28,035)
	$(1,024,863)	$(279,691)	$(8,835)	$(1,313,389)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2014:

	Fair value measurements as of December 31, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$26,953	$22,259	$49,212
Listed equity securities	1,259,298	6,877	—	1,266,175
Commodities	96,872	—	—	96,872
Private and unlisted equity securities	—	—	18,719	18,719
Financial contracts receivable	2,463	44,708	—	47,171
	$1,358,633	$78,538	$40,978	$1,478,149
Liabilities:
Listed equity securities, sold not yet purchased	$(834,228)	$—	$—	$(834,228)
Debt instruments, sold not yet purchased	—	(256,503)	—	(256,503)
Financial contracts payable	—	(44,592)	—	(44,592)
	$(834,228)	$(301,095)	$—	$(1,135,323)

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,260	$19,766	$1,763	$—	$43,789	$—
Purchases	—	1,371	—	—	1,371	—
Sales	—	(1,872)	—	—	(1,872)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(79)	(76)	(583)	—	(738)	—
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	—	—	—	—
Ending balance	$22,181	$19,189	$3,716	$5,189	$50,275	$8,835

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$18,719	$—	$—	$40,978	$—
Purchases	—	2,237	2,340	—	4,577	—
Sales	—	(1,872)	—	—	(1,872)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(78)	105	(1,160)	—	(1,133)	—
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	—	—	—	—
Ending balance	$22,181	$19,189	$3,716	$5,189	$50,275	$8,835

During the three and six months ended June 30, 2015, $5.2 million of equity securities that were listed on the Athens Stock Exchange (the "ASE") were transferred from Level 1 to Level 3 due to trading being halted after June 26, 2015 for all equity securities listed on the ASE. As of June 30, 2015 there was no active market with observable trading price to determine the fair values of these securities. Therefore, the fair values for these securities as of June 30, 2015, were based on the last trading price of these securities on the ASE and adjusted for the estimated decline in the fair value of American depository receipts of other comparable securities for the period from June 27, 2015 to June 30, 2015. The fair values for derivatives for which the underlying securities trade on the ASE were similarly adjusted. Therefore, $2.5 million and $8.8 million of financial contracts receivable and financial contracts payable, respectively, were transfered from Level 2 to Level 3 during the three and six months ended June 30, 2015 due to the fair values being based on unobservable inputs.

There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2015.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2014			Six months ended June 30, 2014
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$604	$45,815	$46,419	$527	$46,323	$46,850
Purchases	—	1,134	1,134	—	2,071	2,071
Sales	—	(104)	(104)	—	(2,061)	(2,061)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains included in earnings, net	(3)	3,982	3,979	74	4,494	4,568
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Ending balance	$601	$50,827	$51,428	$601	$50,827	$51,428

During the six months ended June 30, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock-up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015, included in net investment income (loss) in the condensed consolidated statements of income were net realized gains relating to Level 3 securities of $0.2 million and $0.2 million, respectively (three and six months ended June 30, 2014: net realized gains of $0.0 million and $0.3 million, respectively). In addition, for the three and six months ended June 30, 2015, amortization expense of $0.6 million and $1.2 million, respectively, (three and six months ended June 30, 2014: nil and nil, respectively) relating to financial contracts receivable, valued using unobservable inputs, was included in the condensed consolidated statements of income as other income (expense), net.

For Level 3 securities still held as of the reporting date, the change in net unrealized gains for the three and six months ended June 30, 2015 of $0.4 million and $0.2 million, respectively, (three and six months ended June 30, 2014: net unrealized gains of $4.0 million and $4.3 million, respectively), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At June 30, 2015, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$—	$(1,496)	$22,181
Corporate debt – Non U.S.	2,109	—	(1,115)	994
Municipal debt – U.S.	2,653	241	—	2,894
Sovereign debt – Non U.S.	19,093	297	(1,977)	17,413
Total debt instruments	$47,532	$538	$(4,588)	$43,482

At December 31, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$5	$(1,423)	$22,259
Corporate debt – Non U.S.	5,870	49	(1,405)	4,514
Municipal debt – U.S.	1,759	—	(6)	1,753
Sovereign debt – Non U.S.	21,769	—	(1,083)	20,686
Total debt instruments	$53,075	$54	$(3,917)	$49,212

The maturity distribution for debt instruments held at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015		December 31, 2014
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	23,364	23,225	21,922	21,923
From five to ten years	2,480	1,403	2,401	1,282
More than ten years	21,688	18,854	28,752	26,007
	$47,532	$43,482	$53,075	$49,212

Equity securities, trading

At June 30, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,109,213	$182,873	$(93,706)	$1,198,380
Exchange traded funds	42,126	—	(23,044)	19,082
Total equity securities	$1,151,339	$182,873	$(116,750)	$1,217,462

At December 31, 2014, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,079,955	$247,109	$(80,637)	$1,246,427
Exchange traded funds	42,126	—	(22,378)	19,748
Total equity securities	$1,122,081	$247,109	$(103,015)	$1,266,175

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of June 30, 2015 and December 31, 2014, commodities were comprised of gold bullion.

At June 30, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$139,130	$—	$(690)	$138,440
Private and unlisted equity securities	17,829	3,332	(1,972)	19,189
	$156,959	$3,332	$(2,662)	$157,629

At December 31, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$95,815	$1,057	$—	$96,872
Private and unlisted equity securities	17,238	3,451	(1,970)	18,719
	$113,053	$4,508	$(1,970)	$115,591

As of June 30, 2015, included in private and unlisted equity securities are investments in private equity funds with a fair value of $12.7 million (December 31, 2014: $12.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to June 30, 2015. The private equity funds have varying lock-up periods and, as of June 30, 2015, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of June 30, 2015, the Company had $9.0 million (December 31, 2014: $8.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

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

At June 30, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$(4,168)	$759	$—	$(3,409)
Equities – listed	(989,910)	87,578	(105,400)	(1,007,732)
Exchange traded funds	(12,815)	—	(4,316)	(17,131)
Sovereign debt – Non U.S.	(280,000)	22,918	—	(257,082)
	$(1,286,893)	$111,255	$(109,716)	$(1,285,354)

At December 31, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$(7,066)	$1,007	$(5)	$(6,064)
Equities – listed	(813,365)	91,690	(101,715)	(823,390)
Exchange traded funds	(9,180)	—	(1,658)	(10,838)
Sovereign debt – Non U.S.	(246,589)	6,635	(10,485)	(250,439)
	$(1,076,200)	$99,332	$(113,863)	$(1,090,731)

Financial Contracts

As of June 30, 2015 and December 31, 2014, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, CDS, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

In addition, as of June 30, 2015, the Company had entered into an ILW with certain third-parties in order to purchase protection against worldwide wind and earthquake exposures from January 2015 to December 2015. In return for a fixed payment, the Company is entitled to receive a variable payment in the event of losses incurred by the insurance industry, as a whole, exceeding a specified threshold. The maximum total recovery to the Company under the ILW is $12.0 million. Through June 30, 2015, the Company was not aware of any industry loss event occurring that would have triggered a recovery under the ILW.

At June 30, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Forwards	KRW	16,963	$143
Futures	USD	3,871	36
Put options (2)	USD	162,772	5,544
Total return swaps – equities	EUR/GBP/USD	128,015	28,592
Warrants and rights on listed equities	EUR	6,245	2,536
Weather derivative swap	USD	12,000	1,180
Total financial contracts receivable, at fair value			$38,031
Financial contracts payable
Commodity Swaps	USD	75,264	$(730)
Credit default swaps, purchased – corporate debt	USD	79,937	(332)
Credit default swaps, purchased – sovereign debt	USD	141,781	(524)
Interest Rate Swaps	USD	6,558,000	(208)
Total return swaps – equities	EUR/GBP/HKD/INR/RON/MXN/USD	90,800	(26,241)
Total financial contracts payable, at fair value			$(28,035)
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

During the three and six months ended June 30, 2015 and 2014, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income		Gain (loss) on derivatives recognized in income
		Three months ended June 30		Six months ended June 30
		2015	2014	2015	2014
		($ in thousands)		($ in thousands)
Commodity swaps	Net investment income (loss)	$(730)	$—	$(730)	$—
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(50)	(157)	(105)	(146)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(30)	(8)	(61)	(214)
Forwards	Net investment income (loss)	97	(2,228)	233	(2,731)
Futures	Net investment income (loss)	(151)	920	(2,228)	(3,960)
Interest rate options	Net investment income (loss)	—	—	—	(26)
Interest rate swaps	Net investment income (loss)	(242)	—	(242)	—
Options, warrants, and rights	Net investment income (loss)	(7,014)	(8,488)	(9,488)	(18,108)
Total return swaps – equities	Net investment income (loss)	(80)	23,655	4,143	30,074
Weather derivative swap	Other income (expense), net	(583)	—	(1,160)	—
Total		$(8,783)	$13,694	$(9,638)	$4,889

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and six months ended June 30, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Commodity swaps	$75,994	$—	$75,994	$—
Forwards	—	1,368	—	6,093
Futures	—	73,785	84,989	130,533
Interest rate swaps	6,558,000	—	6,558,000	—
Options, warrants and rights (1)	4,710,216	8,418,787	4,710,216	8,488,564
Total return swaps	6,190	17,243	21,090	56,991
Weather derivative swap	—	—	2,340	—
Total	$11,350,400	$8,511,183	$11,452,629	$8,682,181
(1) Exited amount excludes options which expired or were exercised during the period.

For the three and six months ended June 30, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2014	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Forwards	$—	$—	$—	$63,191
Futures	92,961	55,897	128,823	170,564
Options, warrants and rights (1)	124,880	68,641	527,100	128,147
Total return swaps	31,092	20,466	75,561	49,548
Total	$248,933	$145,004	$731,484	$411,450
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

As of June 30, 2015, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

June 30, 2015	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$38,031	$—	$38,031	$(5,910)	$(16,228)	$15,893
Financial contracts payable	(28,035)	—	(28,035)	5,910	22,125	—

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

4.        DUE TO PRIME BROKERS

As of June 30, 2015, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 9). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At June 30, 2015, the amounts due to prime brokers included $302.3 million (December 31, 2014: $135.0 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $212.7 million (December 31, 2014: $76.1 million) of borrowing relating to investment purchases.

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

For the three and six months ended June 30, 2015, loss and loss adjustment expenses incurred of $76.7 million and $139.9 million, respectively, (2014: $56.6 million and $124.0 million, respectively,) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.5 million and $0.8 million, respectively, (2014: $0.9 million and $1.2 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2015, the Company had losses receivable and loss reserves recoverable of $2.9 million (December 31, 2014: $11.5 million) from unrated retrocessionaires. During February 2015, the Company reached a settlement to commute a retrocession contract with one of the unrated retrocessionaires, which commutation resulted in a decrease in the losses recoverable from unrated retrocessionaires.

At June 30, 2015 and December 31, 2014, $2.9 million and $2.8 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2015 and December 31, 2014, no provision for uncollectible losses recoverable was considered necessary.

6. SHARE CAPITAL

As of June 30, 2015, the Company had an unused Form S-3 registration statement, declared effective by the SEC on July 10, 2009, which was renewed in June 2015 and expires in June 2018 unless renewed, for an aggregate principal amount of $200 million in securities.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2016, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the six months ended June 30, 2015, 140,000 Class A ordinary shares were repurchased by the Company. As of June 30, 2015, 1.9 million shares remained available under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

Subsequent to June 30, 2015 and through the period ended August 1, 2015, the Company repurchased an additional 360,000 Class A ordinary shares.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company's shares authorized for issuance pursuant to the stock incentive plan include 3,500,000 (December 31, 2014: 3,500,000) Class A ordinary shares. As of June 30, 2015, 696,928 (December 31, 2014: 803,558) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period.
For the six months ended June 30, 2015, 78,685 (2014: 119,566) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.
For the six months ended June 30, 2015, the Company issued an aggregate of 28,215 (2014: 28,060) restricted Class A ordinary shares to non-employee directors as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.
For the six months ended June 30, 2015, 7,091 (2014: 27,083) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2015, in accordance with U.S. GAAP, $0.1 million of stock compensation expense (2014: $0.2 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the six months ended June 30, 2015 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2014	330,087	$27.90
Granted	106,900	31.56
Vested	(119,703)	26.28
Forfeited	(7,091)	30.23
Balance at June 30, 2015	310,193	$29.74

Employee and Director Stock Options

For the six months ended June 30, 2015, 186,000 (2014: 196,500) stock options were exercised by directors and employees resulting in 120,194 (2014: 127,955) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the six months ended June 30, 2015 was $3.8 million (2014: $4.1 million).

Employee and director stock option activity during the six months ended June 30, 2015 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2014	1,116,308	$17.58	$7.73
Granted	—	—	—
Exercised	(186,000)	11.10	5.57
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2015	930,308	$18.88	$8.16

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the six months ended June 30, 2015, 6,821 (2014: 9,668) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee RSU activity during the six months ended June 30, 2015 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2014	15,609	$29.72
Granted	6,821	32.21
Vested	—	—
Forfeited	—	—
Balance at June 30, 2015	22,430	$30.48

For the six months ended June 30, 2015 and 2014, the general and administrative expenses included stock compensation expense (net of forfeitures) of $2.1 million and $1.8 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

8.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Effective January 1, 2014, the Company and its reinsurance subsidiaries were party to a joint venture agreement with DME Advisors, LP ("DME Advisors") under which the Company, its reinsurance subsidiaries and DME Advisors LLC ("DME") are participants of a joint venture for the purpose of managing certain jointly held assets, as may be amended from time to time, (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time, (the "advisory agreement"). DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and six months ended June 30, 2015, no performance allocation was recorded due to a gross investment loss reported during the periods (2014: $24.0 million and $24.0 million, respectively).

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three and six months ended June 30, 2015 were management fees of $5.2 million and $10.4 million, respectively, (2014: $5.1 million and $10.1 million, respectively). The management fees payable as of June 30, 2015 were fully paid.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the six months ended June 30, 2015, there were no indemnification payments payable or paid by the Company.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc ("GRBK"), a publicly traded company. During the year end December 31, 2014, the Company, along with certain affiliates of DME Advisors, provided debt financing to GRBK and acquired equity shares of GRBK. As of June 30, 2015, $21.6 million (December 31, 2014: $21.6 million) of the GRBK debt and $38.0 million (December 31, 2014: $18.4 million) of GRBK listed equities were included on the balance sheet as "debt instruments, trading, at fair value" and "equity securities, trading, at fair value", respectively. During the three and six months ended June 30, 2015, the Company's net investment income (loss) included $0.5 million and $1.0 million of interest income relating to this debt. Subsequent to June 30, 2015, GRBK repaid the debt in full along with all accrued interest and prepayment fees, and the Company purchased additional equity shares of GRBK.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides certain investor relations services to the Company for compensation of five thousand dollars per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At June 30, 2015, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A.	$120,000	July 11, 2016	90 days prior to termination date
Butterfield Bank (Cayman) Limited	100,000	June 30, 2016	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2016	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2016	120 days prior to termination date
	$720,000

As of June 30, 2015, an aggregate amount of $299.0 million (December 31, 2014: $273.7 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of June 30, 2015, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $416.1 million (December 31, 2014: $302.6 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2015 and December 31, 2014.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of June 30, 2015.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), which shall be adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of June 30, 2015.

The total rent expense related to leased office space for the three and six months ended June 30, 2015 was $0.1 million and $0.3 million, respectively (2014: $0.1 million and $0.3 million, respectively).

Specialist Service Agreement

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. The agreement will be terminated effective September 1, 2015, and the Company is obligated to make minimum payments for twelve months starting on September 1, 2015 to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to the agreement as of June 30, 2015.

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of June 30, 2015, the Company had commitments to invest an additional $9.0 million (December 31, 2014: $8.9 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of June 30, 2015.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2015	2016	2017	2018	2019	Thereafter	Total
	($ in thousands)
Operating lease obligations	$270	$494	$466	$233	$—	$—	$1,463
Specialist service agreement	300	300	—	—	—	—	600
Private equity and limited partnerships (1)	8,964	—	—	—	—	—	8,964
	$9,534	$794	$466	$233	$—	$—	$11,027
(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2015.

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

10.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Property
Aviation	$137	0.1%	$—	—%	$403	0.2%	$290	0.2%
Commercial	3,254	3.5	885	2.6	9,703	4.4	7,230	4.7
Energy	68	0.1	—	—	1,738	0.8	2,131	1.4
Motor physical damage	8,049	8.6	5,178	15.4	15,642	7.0	12,354	8.1
Personal (1)	4,900	5.3	(12,499)	(37.1)	26,916	12.1	25,508	16.7
Total Property	16,408	17.6	(6,436)	(19.1)	54,402	24.5	47,513	31.1
Casualty
General liability	2,306	2.5	1,725	5.1	8,704	3.9	2,916	1.9
Marine liability	1,488	1.6	—	—	5,422	2.4	3,847	2.5
Motor liability	44,894	48.3	29,340	87.2	88,225	39.6	67,454	44.2
Professional liability	12,745	13.7	96	0.3	27,804	12.5	408	0.3
Total Casualty	61,433	66.1	31,161	92.6	130,155	58.4	74,625	48.9
Specialty
Financial	2,020	2.2	1,818	5.4	3,576	1.6	3,018	2.0
Health	11,459	12.3	7,111	21.1	32,140	14.4	27,399	18.0
Workers’ compensation	1,670	1.8	—	—	2,399	1.1	—	—
Total Specialty	15,149	16.3	8,929	26.5	38,115	17.1	30,417	20.0
	$92,990	100.0%	$33,654	100.0%	$222,672	100.0%	$152,555	100.0%
(1) The negative balance is a result of unearned premiums returned on contracts cut-off at the contract expiration date.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$74,164	79.8%	$33,557	99.7%	$168,560	75.7%	$138,082	90.5%
Worldwide (1)	17,065	18.3	1	—	50,369	22.6	14,065	9.2
Europe	1,203	1.3	96	0.3	3,136	1.4	408	0.3
Asia	558	0.6	—	—	607	0.3	—	—
	$92,990	100.0%	$33,654	100.0%	$222,672	100.0%	$152,555	100.0%

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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2015 and 2014 and financial condition as of June 30, 2015 and December 31, 2014. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Outlook and Trends

The reinsurance industry has recently experienced several announcements of mergers and acquisitions between large reinsurance companies. We believe there is likely to be further consolidation in the industry. However, we do not believe this consolidation is likely to result in a significant reduction in total capital within the industry, but instead will result in a concentration of capital in fewer, larger participants. Due to the reduction in the number of competitors in the industry, we believe pricing may partially stabilize. We also believe that while some business may be further restricted to only the largest reinsurance companies in the industry, recent consolidations may create opportunities as more capacity may become available to us and other reinsurers.
An influx of capital, particularly for peak zone catastrophe risk, from alternative capital market participants such as hedge funds, pension funds and other fixed income bond managers has contributed to over-capitalization in both the reinsurance and insurance markets, which in turn has accelerated consolidation in the industry. Additionally, we believe that the global economic activity which has led to prolonged low interest rates, has weakened the overall demand for property and casualty insurance and, accordingly, reinsurance. However, the over-capitalization of the market is not uniform across all insurers and reinsurers and there are many insurers and reinsurers with lower financial security profiles, that have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance offering and our differentiated underwriting strategy, together with our “A (Excellent)” rating by A.M. Best, positions us well to compete for new business.
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
As of June 30, 2015, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns. We believe that, in general, the Florida homeowners, U.S. employer health stop loss and non-standard private passenger automobile sectors are stable and priced at profitable levels. However, we have observed significant flexible capital from non-traditional sources being deployed in peak zone catastrophe excess of loss business, which has put downward pressure on rates. We have repositioned our catastrophe retrocession book of business from predominantly excess of loss contracts to quota share contracts. We have found there to be less available capacity from alternative capital providers for quota share contracts in this area and, as such, terms and pricing are more favorable. Additionally, we have recently secured new contracts with larger, syndicated reinsurance placements for general casualty and professional liability business that have a longer duration of claim payments than the business we have historically written.
While the competitive market conditions have made finding new business that meets our return hurdles challenging, we believe that we have a strong pipeline of attractive opportunities with counterparties that seek highly customized structures, terms and conditions, which aligns well with our underwriting strategy. Further, we intend to continue to monitor market conditions and pursue opportunities to best position ourselves to participate in future under-served or capacity-constrained markets as they arise, and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.

Our investment portfolio had a net long exposure of 20.9% as of June 30, 2015. Our goal for 2015 continues to be to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Equity market valuations are stretched while monetary policy remains very accommodative globally. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

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

Recently issued accounting standards and their impact to the Company, if any, are presented under "Recent Accounting Pronouncements" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three and six months ended June 30, 2015 and 2014

For the three months ended June 30, 2015, we reported net loss of $39.6 million, compared to net income of $109.6 million reported for the same period in 2014. Our net investment loss for the three months ended June 30, 2015 was $20.3 million, compared to net investment income of $113.9 million reported for the same period in 2014. Our investment portfolio managed by DME Advisors, reported a loss of 1.5% for the three months ended June 30, 2015, compared to a gain of 8.1% for the same period in 2014. The underwriting loss before general and administrative expenses for the three months ended June 30, 2015 was $8.9 million, compared to underwriting income of $5.6 million for the same period in 2014. The decrease in underwriting income for the three months ended June 30, 2015 was primarily due to an increase in loss reserves of $14.7 million recorded during the quarter relating to adverse loss development on a general liability contract currently in run-off. As a result, for the three months ended June 30, 2015, our composite ratio was 109.7%, compared to 93.6% during the same period in 2014. General and administrative expenses for the three months ended June 30, 2015 increased to $6.9 million from $5.6 million compared to the same period in 2014 mainly due to non-recurring professional fees incurred during the period.

For the six months ended June 30, 2015, we reported a net loss of $63.6 million, compared to net income of $100.7 million reported for the same period in 2014. Our net investment loss for the six months ended June 30, 2015 was $45.1 million, compared to net investment income of $103.8 million reported for the same period in 2014. Our investment portfolio managed by DME Advisors, LP reported a loss of 3.2% for the six months ended June 30, 2015, compared to a gain of 7.3% for the same period in 2014. The underwriting loss before general and administrative expenses for the six months ended June 30, 2015 was $4.2 million, compared to underwriting income of $12.2 million reported for the same period in 2014. The decrease in underwriting income for the six months ended June 30, 2015 was primarily due to an increase in loss reserves of $14.7 million recorded during the period relating to adverse loss development on a general liability contract currently in run-off. For the six months ended June 30, 2015, our composite ratio was 102.2%, compared to 93.9% during the same period in 2014. General and administrative expenses for the six months ended June 30, 2015 increased to $13.1 million from $11.8 million for the six months ended June 30, 2014 mainly due to non-recurring professional fees incurred during the period.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended June 30, 2015, the fully diluted adjusted book value per share decreased by $1.02 per share, or 3.4%, to $29.07 per share from $30.09 per share at March 31, 2015. For the three months ended June 30, 2015, the basic adjusted book value per share decreased by $1.10 per share, or 3.6%, to $29.34 per share from $30.44 per share at March 31, 2015.

For the six months ended June 30, 2015, the fully diluted adjusted book value per share decreased by $1.69 per share, or 5.5%, to $29.07 per share from $30.76 per share at December 31, 2014. For the six months ended June 30, 2015, the basic adjusted book value per share decreased by $1.83 per share, or 5.9%, to $29.34 per share from $31.17 per share at December 31, 2014.

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

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$1,127,496	$1,170,648	$1,194,041	$1,134,761	$1,185,195
Less: Non-controlling interest in joint venture	(28,172)	(28,496)	(28,890)	(31,218)	(31,087)
Basic adjusted book value per share numerator	1,099,324	1,142,152	1,165,151	1,103,543	1,154,108
Add: Proceeds from in-the-money stock options issued and outstanding	15,236	16,302	19,628	20,609	18,881
Fully diluted adjusted book value per share numerator	$1,114,560	$1,158,454	$1,184,779	$1,124,152	$1,172,989
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,464,546	37,521,627	37,384,543	37,333,190	37,295,312
Add: In-the-money stock options and RSUs issued and outstanding	880,917	976,917	1,131,917	1,217,917	1,202,096
Fully diluted adjusted book value per share denominator	38,345,463	38,498,544	38,516,460	38,551,107	38,497,408
Basic adjusted book value per share	$29.34	$30.44	$31.17	$29.56	$30.95
Fully diluted adjusted book value per share	29.07	30.09	30.76	29.16	30.47

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$78,628	84.6%	$31,178	92.6%	$187,836	84.4%	$133,263	87.4%
Severity	14,362	15.4	2,476	7.4	34,836	15.6	19,292	12.6
Total	$92,990	100.0%	$33,654	100.0%	$222,672	100.0%	$152,555	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended June 30, 2015, our frequency gross premiums written increased by $47.5 million, or 152.2%, compared to the same period in 2014. The premiums written for motor liability (including motor physical damage) increased by $18.4 million as a result of an existing private passenger motor contract, which reported an increase in the volume of underlying policies written by the insured during the three months ended June 30, 2015 compared to the same period in 2014. The premiums written for professional liability, specialty health and workers' compensation lines increased by $5.0 million, $4.3 million and $1.7 million, respectively, as a result of new quota share contracts written during 2015 and the latter half of 2014. The premiums written for personal lines for the three months ended June 30, 2015 was $2.7 million compared to negative $14.1 million for the three months ended June 30, 2014. The negative premiums written for the comparative period was primarily a result of premiums returned on some of our Florida homeowners' contracts, which had renewed during 2014 at a smaller share ceded to us, with the cedants retaining a larger share.

For the six months ended June 30, 2015, our frequency gross premiums written increased by $54.6 million, or 41.0%, compared to the same period in 2014. The premiums written for motor liability (including motor physical damage) increased by $24.1 million as a result of an existing private passenger motor contract, which reported an increase in the volume of underlying policies written by the insured during the six months ended June 30, 2015 compared to the same period in 2014. The premiums written for professional liability, general liability, specialty health, workers' compensation, and commercial property lines increased by $14.2 million, $5.7 million, $4.7 million, $2.4 million and $2.3 million, respectively, as a result of new quota share contracts written during 2015 and the latter half of 2014.

For the three months ended June 30, 2015, our severity gross premiums written increased by $11.9 million, or 480.0%, compared to the same period in 2014, primarily due to new quota share severity contracts which accounted for a $10.7 million increase in premiums written.

For the six months ended June 30, 2015, the increase in severity premiums written of $15.5 million, compared to the same period in 2014, was primarily due to new quota share severity contracts which accounted for a $22.9 million increase in premiums written. The increase was partially offset by a net decrease in gross premiums written relating to property catastrophe retrocession contracts which expired and were not renewed during the first half of 2015.

Premiums Ceded

For the three and six months ended June 30, 2015, premiums ceded were $1.9 million and $3.5 million, respectively, compared to $2.8 million and $8.7 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, the decrease in ceded premiums compared to the same period in 2014 were partially due to a retroceded contract for catastrophic risk protection that expired at the end of 2014 and was not renewed. However, in the first quarter of 2015, we purchased an industry loss warranty derivative contract ("ILW") to reduce our net exposure to natural peril catastrophe events. In accordance with U.S. GAAP, the ILW is recorded as a weather derivative swap and the cost of the ILW is amortized over the risk period and recorded in the condensed consolidated statements of income as "Other income (expense), net". For the three and six months ended June 30, 2015, the ILW amortization expenses were $0.6 million and $1.2 million, respectively.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$76,759	84.2%	$28,419	92.0%	$184,342	84.1%	$128,317	89.2%
Severity	14,363	15.8	2,476	8.0	34,836	15.9	15,539	10.8
Total	$91,122	100.0%	$30,895	100.0%	$219,178	100.0%	$143,856	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the term of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$81,382	88.8%	$82,442	93.8%	$169,471	90.9%	$187,860	94.1%
Severity	10,303	11.2	5,413	6.2	17,007	9.1	11,684	5.9
Total	$91,685	100.0%	$87,855	100.0%	$186,478	100.0%	$199,544	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended June 30, 2015, the frequency premiums earned decreased by $1.1 million, or 1.3%, compared to the same period in 2014. The personal lines premiums earned decreased by $15.2 million due to the lower share of Florida homeowners' contracts for some 2014/2015 contracts compared to the 2013/2014 contracts. Our professional lines premiums earned decreased by $2.0 million, primarily related to a decrease in the volume of underlying business on a solicitors' professional indemnity contract renewed during October 2014, and was partially offset by new professional liability contracts written during the last twelve months. The decreases were partially offset by an increase in private passenger motor premiums earned, which increased by $12.4 million. Additionally, the specialty health and general liability lines premiums earned increased by $1.6 million and $1.2 million, respectively, during the three months ended June 30, 2015.

For the six months ended June 30, 2015, the frequency net premiums earned decreased by $18.4 million, or 9.8%, compared to the same period in 2014. The decrease was primarily as a result of personal lines premiums earned decreasing by $31.5 million due to the Florida homeowners' contracts renewed during the middle of 2014 at a reduced share ceded to us. The decreases in frequency net premiums earned were partially offset by increases in private passenger motor, general liability and specialty health premiums earned, which increased by $5.0 million, $4.0 million and $2.7 million, respectively. The increase in private passenger motor premiums earned were due to growth within the existing contracts, whereas the increase in general liability and specialty health lines were due to new contracts entered into during the last 12 months.

For the three months ended June 30, 2015, the severity premiums earned increased by $4.9 million, or 90.3%, compared to the same period in 2014. The increase was a net impact of new and renewed severity quota share contracts entered into during 2015 and the latter half of 2014, partially offset by severity contracts that expired and were not renewed during 2015.

For the six months ended June 30, 2015, the severity net premiums earned increased by $5.3 million, or 45.6%, compared to the same period in 2014. The increase was a net impact of new and renewed severity quota share contracts entered into during 2015 and the latter half of 2014, partially offset by severity contracts that expired and were not renewed during 2015.

Net Losses Incurred

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$72,217	94.2%	$56,597	99.9%	$133,423	95.4%	$122,781	99.0%
Severity	4,436	5.8	47	0.1	6,437	4.6	1,226	1.0
Total	$76,653	100.0%	$56,644	100.0%	$139,860	100.0%	$124,007	100.0%

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

For the three months ended June 30, 2015, the net losses incurred on frequency contracts increased by $15.6 million, or 27.6%, compared to the same period in 2014, primarily due to $14.7 million of additional loss reserves recorded during the three months ended June 30, 2015 on a general liability contract currently in run-off. This general liability contract, which includes construction defect liabilities, reported an increase in the incurred losses during the period. The increase in total loss reserves on this contract was primarily due to revising the estimated average loss cost per claim.

For the six months ended June 30, 2015, the total net losses incurred on frequency contracts increased by $10.6 million, or 8.7%, compared to the same period in 2014. The increase was driven primarily by the adverse loss development on the general liability contract discussed in the preceding paragraph, and was partially offset by the lower overall earned premiums for the frequency business during the six months ended June 30, 2015.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. For the three months ended June 30, 2015 and 2014, the loss ratios for our frequency business were 88.7% and 68.7%, respectively. For the six months ended June 30, 2015 and 2014, the loss ratios for our frequency business were 78.7% and 65.4%, respectively. The higher loss ratio for the three and six months ended June 30, 2015 primarily related to the adverse loss development on the general liability contract discussed above. To a lesser extent, our Florida homeowners' insurance contracts reported unfavorable loss development mainly as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms. Additionally, for the six months ended June 30, 2015 the higher loss ratio was also attributable to the motor line, primarily due to the current in-force private passenger motor contracts having a higher expected loss ratio compared to the prior year's in-force contracts. The increases in the loss ratio for the three and six months ended June 30, 2015 were partially offset by a lower loss ratio on the specialty health line due to no adverse losses developing on the employers' medical stop-loss contracts compared to the same period in 2014.

For the three months ended June 30, 2015 and 2014, the loss ratios for our severity business were 43.1% and 0.9%, respectively. The increase in severity loss ratio was due to the change in mix of severity business compared to the same period in 2014. For the six months ended June 30, 2015 and 2014, the loss ratios for our severity business were 37.8% and 10.5%, respectively. The loss ratios for the three and six months ended June 30, 2015 reflect the attritional losses on new severity quota share contracts written during 2015 and the latter part of 2014. By comparison, the 2014 severity loss ratio included proportionally higher property catastrophe contracts, which under U.S. GAAP have no losses recorded until a catastrophe event occurs. We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business.

Losses incurred can be further broken down into losses paid (recovered) and changes in loss and loss adjustment expense reserves as follows:

	Six months ended June 30
		2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$134,743	$(9,368)	$125,375	$152,960	$(5,169)	$147,791
Change in loss and loss adjustment expense reserves	5,868	8,617	14,485	(27,764)	3,980	(23,784)
Total	$140,611	$(751)	$139,860	$125,196	$(1,189)	$124,007

For the six months ended June 30, 2015, our net losses incurred on prior period contracts increased by $16.9 million, primarily related to the following:

●
$14.7 million of adverse loss development relating to a general liability contract originally written in 2010. This contract contains underlying construction defect liability coverage. Based on updated data received from the insured, we conducted additional actuarial analysis and updated our actuarial input parameters based on consultation with external industry experts. As a result, the average estimated cost per claim was increased;

●
$4.8 million of adverse loss development relating to our Florida homeowners' insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from the 2014 rainstorms. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $1.7 million decrease in ceding commissions and profit commissions recorded as acquisition costs;

●
$1.3 million of loss reserves released upon commutation of a private passenger motor contract during the period. The decrease in loss reserve was partially offset by $1.1 million of additional ceding commissions incurred as part of the commutation agreement; and

●	$1.0 million of favorable loss development relating to the employer medical stop-loss business as a result of better than expected claims frequency reported by the cedent.

There were no other significant developments of prior period reserves during the six months ended June 30, 2015.

For the six months ended June 30, 2014, our net losses incurred on prior period contracts increased by $1.7 million, primarily related to the following:

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

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$21,317	89.0%	$24,388	95.4%	$46,776	92.1%	$61,173	96.5%
Severity	2,622	11.0	1,182	4.6	4,004	7.9	2,193	3.5
Total	$23,939	100.0%	$25,570	100.0%	$50,780	100.0%	$63,366	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. For the three months ended June 30, 2015 and 2014, the acquisition cost ratios for frequency business were 26.2% and 29.6%, respectively. For the six months ended June 30, 2015 and 2014, the acquisition cost ratios for frequency business were 27.6% and 32.6%, respectively. The decrease in acquisition cost ratio for the three and six months ended June 30, 2015, compared to same periods in 2014, was primarily due to certain Florida homeowners' insurance contracts that contain sliding scale ceding commissions which decreased during the three months ended June 30, 2015 as a result of adverse loss development on those contracts.

For the three months ended June 30, 2015 and 2014, the acquisition cost ratios for severity business were 25.4% and 21.8%, respectively. For the six months ended June 30, 2015 and 2014, the acquisition cost ratios for severity business were 23.5% and 18.8%, respectively. The higher acquisition cost ratio for severity business for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to higher commission rates on the new severity quota share contracts entered into during 2015 and the latter half of 2014, compared to the predominantly excess of loss catastrophe contracts in force during the comparative period in 2014.

Overall, our total acquisition cost ratios were 27.2% and 31.8% for the six months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Internal expenses	$4,799	$4,712	$9,765	$10,089
Corporate expenses	2,095	847	3,289	1,670
General and administrative expenses	$6,894	$5,559	$13,054	$11,759

For the three months ended June 30, 2015 and 2014, general and administrative expenses included $1.0 million and $0.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

Corporate expenses included those expenses directly related to being a publicly listed entity and certain non-core operating expenses. Prior to 2015, corporate expenses also included non-investment related foreign exchange gains and losses. Effective from January 1, 2015, the presentation was modified and any non-investment related foreign exchange gains and losses are now presented on the condensed consolidated statements of income under the caption "Other income (expenses), net". As a result, $1.4 million and $1.6 million, respectively, of foreign exchange loss that was previously reported in corporate expenses for the three and six months ended June 30, 2014, have been reclassified to other income (expense), net, to conform to the current period presentation. For the three and six months ended June 30, 2015, a foreign exchange loss of $2.9 million and $0.5 million, respectively, was included in other income (expense), net.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Realized gains	$15,267	$88,890	$40,277	$175,353
Change in unrealized gains	(17,523)	54,696	(49,136)	(36,657)
Investment related foreign exchange gains (losses)	(8,397)	3,290	(16,370)	(4,128)
Interest and dividend income, net of withholding taxes	5,458	7,568	8,884	23,966
Interest, dividend and other expenses	(9,937)	(11,318)	(18,413)	(20,570)
Investment advisor compensation	(5,173)	(29,194)	(10,376)	(34,182)
Net investment income (loss)	$(20,305)	$113,932	$(45,134)	$103,782

For the three months ended June 30, 2015, investment income, net of fees and expenses, resulted in a loss of 1.5% on our investments managed by DME Advisors, compared to a gain of 8.1% reported for the three months ended June 30, 2014. Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

The investment loss for the three months ended June 30, 2015 was primarily driven by an increase in unrealized losses on our long positions in Micron Technology, Inc. and CONSOL Energy, Inc. The long portfolio lost 0.7% and macro positions lost 0.4% during the three months ended June 30, 2015.

For the six months ended June 30, 2015, investment loss, net of fees and expenses, resulted in a loss of 3.2% on our investments managed by DME Advisors, compared to a gain of 7.3% for the six months ended June 30, 2014. The investment loss for the six months ended June 30, 2015 was primarily driven by our short portfolio and macro positions, partially offset by gains on our long portfolio.

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

For the three months ended June 30, 2015 and 2014, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were (1.5)% and 10.0%, respectively. For the six months ended June 30, 2015 and 2014, the gross investment return on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was (3.2)%, and 9.0%, respectively. These were comprised of the following:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Long portfolio gains (losses)	(0.7)%	13.9%	3.2%	17.6%
Short portfolio gains (losses)	0.0	(2.7)	(4.3)	(5.5)
Macro gains (losses)	(0.4)	(0.8)	(1.3)	(2.3)
Other income and expenses	(0.4)	(0.4)	(0.8)	(0.8)
Gross investment return	(1.5)%	10.0%	(3.2)%	9.0%
Net investment return	(1.5)%	8.1%	(3.2)%	7.3%

For the three and six months ended June 30, 2015, included in "other income and expenses" in the above table were $5.2 million and $10.4 million, respectively, (2014: $5.1 million and $10.1 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and six months ended June 30, 2015 no performance allocation compensation was recorded due to the negative investment returns for these periods (2014: $24.0 million and $24.0 million, respectively).

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

As of June 30, 2015, a deferred tax asset of $0.03 million (December 31, 2014: $0.03 million) resulting solely from the temporary differences in recognition of expenses for tax purposes, was included in other assets on the condensed consolidated balance sheets. As of June 30, 2015, an accrual for current taxes recoverable of $0.9 million (December 31, 2014: $0.8 million) was recorded on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

  Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Six months ended June 30			Six months ended June 30
		2015			2014
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	78.7%	37.8%	75.0%	65.4%	10.5%	62.1%
Acquisition cost ratio	27.6%	23.5%	27.2%	32.6%	18.8%	31.8%
Composite ratio	106.3%	61.3%	102.2%	98.0%	29.3%	93.9%
Internal expense ratio			5.2%			5.1%
Corporate expense ratio			1.8%			0.8%
Combined ratio			109.2%			99.8%

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

Financial Condition

Investments, Financial Contracts Receivable, Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of June 30, 2015, were $1,456.6 million, compared to $1,478.1 million as of December 31, 2014, a decrease of $21.5 million, or 1.5%, primarily due to the decrease in the fair value of our equity based long investments and derivatives, partially offset by an increase in our gold position. As of June 30, 2015, our exposure to long investments decreased to 104.2%, compared to 105.8% as of December 31, 2014. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities and derivatives on any of these instruments.

Financial contracts receivable as of June 30, 2015 decreased by $9.1 million, or 19.4%, compared to December 31, 2014, primarily due to put options exited during the first quarter of 2015.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of June 30, 2015, we had borrowed $212.7 million (December 31, 2014: $76.1 million) from our prime brokers in order to purchase investment securities and to provide collateral for unrealized losses on short positions. In accordance with Greenlight Re's investment guidelines, DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of June 30, 2015, we had borrowed $302.3 million (December 31, 2014: $135.0 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding, whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. As of June 30, 2015, 85.5% (December 31, 2014: 83.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 12.4% (December 31, 2014: 14.5%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 2.1%  (December 31, 2014: 1.6%) was comprised of securities valued based on non-observable inputs (Level 3). (Refer to Note 3 "Financial Instruments" in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the three and six months ended June 30, 2015).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2015, $294.4 million (December 31, 2014: $316.4 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $294.4 million (December 31, 2014: $315.7 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and none (December 31, 2014: $0.7 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of June 30, 2015, our securities sold, not yet purchased were $1,285.4 million compared to $1,090.7 million at December 31, 2014, an increase of 17.8%, consistent with the increase in our short exposure which increased to 83.3% as of June 30, 2015 compared to 66.9% at December 31, 2014. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on a short sale may be caused by one or more of the following factors:

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of June 30, 2015, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of June 30, 2015, the restricted cash included $1,285.4 million relating to collateral for securities sold, not yet purchased, compared to $1,090.7 million as of December 31, 2014.

Overall, our restricted cash increased by $352.1 million, or 27.1%, from $1,296.9 million to $1,649.0 million. The cash collateral held by derivative counterparties decreased by $9.9 million to $61.3 million during the six months ended June 30, 2015 due to a net decrease in derivatives. Additionally, as of June 30, 2015, included in restricted cash and cash equivalents was $302.3 million (December 31, 2014: $135.0 million) of cash borrowed under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding.

Notes Receivable

As of June 30, 2015, notes receivable increased by $28.3 million to $29.9 million from $1.6 million as of December 31, 2014. The increase was primarily related to a settlement agreement entered into with a ceding insurer during the first quarter of 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable. For further details on notes receivable, refer to Note 2 "Significant Accounting Policies" including in the condensed consolidated financial statements.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	June 30, 2015			December 31, 2014
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$98,475	$130,130	$228,605	$103,357	$124,173	$227,530
Severity	12,280	29,550	41,830	13,692	23,021	36,713
Total	$110,755	$159,680	$270,435	$117,049	$147,194	$264,243

During the six months ended June 30, 2015, the frequency loss reserves increased by $1.1 million, or 0.5%. The increase was the net impact of an increase in IBNR driven by the adverse loss development on prior period contracts, offset by a decrease in case reserves as losses were paid on existing contracts and loss reserves were transferred to the ceding insurers upon commutation of certain contracts. The severity loss reserves increased by $5.1 million, or 13.9%, due to new severity quota share contracts written during 2015 and in the latter half of 2014. For most of our contracts written as of June 30, 2015, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits.

Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of July 1, 2015, our maximum aggregate loss exposure to any series of natural peril events was $268.5 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$202,284	$268,492
Europe	131,882	148,276
Japan	131,882	148,276
Rest of the world	131,882	148,276
Maximum Aggregate	202,284	268,492

 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $66.5 million to $1,127.5 million as of June 30, 2015, compared to $1,194.0 million as of December 31, 2014. Retained earnings decreased due to net loss of $63.6 million reported for the six months ended June 30, 2015, while the non-controlling interest decreased by $0.7 million primarily due to investment loss attributable to DME's interest in the joint venture during the six months ended June 30, 2015. The increase in additional paid-in capital of $0.1 million related to stock based compensation for the six months ended June 30, 2015, mostly offset by common shares repurchased during the period.

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

As of June 30, 2015, Greenlight Re and GRIL were each rated "A (Excellent)" with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for cash liquidity purposes, are invested by DME Advisors in accordance with our investment guidelines. As of June 30, 2015, approximately 92% (December 31, 2014: 92%) of our long investments were comprised of publicly-traded equity securities and gold bullion which can be readily liquidated to meet current and future liabilities. As of June 30, 2015, the majority of our investments were valued based on quoted prices in active markets for identical assets (Level 1). Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets are liquid, even in distressed markets, we believe securities can be sold or covered to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income in our condensed consolidated statements of income for each reporting period.

For the six months ended June 30, 2015 and 2014, the net cash used in operating activities was $14.8 million and $39.1 million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $19.9 million and $30.8 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the investment related expenses from the net cash used in operating activities, results in net cash primarily provided by our underwriting activities which was $5.1 million for the six months ended June 30, 2015, and net cash primarily used in our underwriting activities which was $8.3 million for the six months ended June 30, 2014. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the six months ended June 30, 2015, our investing activities provided $98.0 million (2014: $41.0 million), driven primarily by an increase in funds borrowed from prime brokers. We used $4.2 million in financing activities relating to the repurchase of Class A ordinary shares during the six months ended June 30, 2015 (2014: nil).

As of June 30, 2015, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of June 30, 2015, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2015, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of June 30, 2015, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2015, we had four letter of credit facilities with an aggregate capacity of $720.0 million (December 31, 2014: $760.0 million) with various financial institutions. See Note 9 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of June 30, 2015, an aggregate amount of $299.0 million (December 31, 2014: $273.7 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At June 30, 2015, total equity securities and cash and cash equivalents with a fair value in the aggregate of $416.1 million (December 31, 2014: $302.6 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2015.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2015.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan was renewed on April 29, 2015 by the Board of Directors and expires on June 30, 2016. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2015, 140,000 Class A ordinary shares were repurchased by the Company. Subsequent to June 30, 2015 and through the period ended August 1, 2015, the Company repurchased an additional 360,000 Class A ordinary shares.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of June 30, 2015, there were 696,928 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2015 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$531	$932	$—	$—	$1,463
Specialist service agreement	600	—	—	—	600
Private equity and limited partnerships (2)	8,964	—	—	—	8,964
Loss and loss adjustment expense reserves (3)	149,648	82,342	22,322	16,123	270,435
	$159,743	$83,274	$22,322	$16,123	$281,462
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of June 30, 2015, we had made total commitments of $24.8 million in private investments of which we had invested $15.9 million, and our remaining commitments to these investments total $9.0 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of June 30, 2015, $1,285.4 million of securities sold, not yet purchased, were secured by $1,285.4 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at expiry. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 9 to the accompanying condensed consolidated financial statements.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), and adjusted to the prevailing market rates for each of the three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 9 to the accompanying condensed consolidated financial statements.

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. The agreement will be terminated effective September 1, 2015, and the Company is obligated to make minimum payments for twelve months starting on September 1, 2015 to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 9 to the accompanying condensed consolidated financial statements.

The Company and its reinsurance subsidiaries have entered into a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). The term of the venture agreement and the advisory agreement is January 1, 2014 through December 31, 2016, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and six months ended June 30, 2015, no performance allocation was recorded due to the net investment loss for the periods. For the three and six months ended June 30, 2015, management fees of $5.2 million and $10.4 million, respectively, were included in the net investment loss.

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

Equity Price Risk

As of June 30, 2015, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of June 30, 2015, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $24.4 million, or 1.8%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of June 30, 2015, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold. As of June 30, 2015, a 10% decline in the price of gold would have resulted in a $13.8 million, or 1.0%, decline in the fair value of our total investment portfolio. We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of June 30, 2015, we had a net foreign currency exposure on GBP denominated loss reserves of £1.7 million. As of June 30, 2015, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.3 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.3 million in our recorded loss reserves and a corresponding foreign exchange gain.

While we do not seek to specifically match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2015, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2015:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(1,622)	(0.1)%	$1,622	0.1%
British Pound	(1,928)	(0.1)	1,928	0.1
Chinese Yuan	30,400	2.2	(1,793)	(0.1)
Indian Rupee	793	0.1	(793)	(0.1)
Japanese Yen	6,963	0.5	(2,505)	(0.2)
Other	244	—	(244)	—
Total	$34,850	2.6%	$(1,785)	(0.2)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Interest Rate Risk

Our investment portfolio includes interest rate sensitive securities, such as corporate, municipal and sovereign debt instruments, CDS, and interest rate swaps. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2015:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$12,903	1.0%	$(13,709)	(1.0)%
Credit default swaps	(3)	—	3	—
Interest rate swaps	16,694	1.2	(16,694)	(1.2)
Net exposure to interest rate risk	$29,594	2.2%	$(30,400)	(2.2)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, CDS and interest rate swaps was determined based on the interest rates applicable to each instrument individually. We periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of June 30, 2015, other than as noted below, there have been no other material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Proposed changes in United States tax regulations and laws could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings and may cause us to undertake changes to the manner in which we conduct our business.

In April 2015, the IRS issued proposed regulations in an attempt to define the foreign insurance company exception to the passive foreign investment company ("PFIC") rules. The current exception to the PFIC rules provides an exclusion from "passive income" for income derived in the active conduct of an insurance business by a corporation predominantly engaged in the insurance business. In June 2015, U.S. Senator Ron Wyden, a member of the U.S. Senate Finance Committee, introduced a bill that provides a "bright line" annual test for a foreign company seeking to qualify as an insurance company for purposes of the insurance company exception to the PFIC rules.

We are monitoring developments with respect to both the IRS’ proposed regulations and the Wyden bill. At this time, we cannot predict whether or what, if any, regulations will be adopted or legislation will be enacted. If regulations are adopted or legislation enacted that cause us to fail to meet the requirements of the insurance company exception, such failure could have a material adverse effect on the taxation of our shareholders who are U.S. persons. As a result, we may have to undertake changes to the manner in which we conduct our business that could have a material effect on our results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below details the repurchases that were made under the plan during the three months ended June 30, 2015.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2015	—	$—	—	2,000,000
May 1 - 31, 2015	—	$—	—	2,000,000
June 1 - 30, 2015	140,000	$30.28	140,000	1,860,000
Total	140,000		140,000	1,860,000

(1) Class A ordinary shares.

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 29, 2015, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2016 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of June 30, 2015, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

Subsequent to June 30, 2015 and through the period ended August 1, 2015, the Company purchased 360,000 Class A ordinary shares at an average share price of $28.95.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Amendment Letter Agreement between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited, dated June 1, 2015, amending the Amended and Restated Letter of Credit Agreement dated June 17, 2010.

10.2
Amended and Restated Letter of Credit Facility Agreement dated May 7, 2015 between Greenlight Reinsurance, Ltd. and Bank of America, N.A., amending the Amended Letter of Credit Facility Agreement dated December 16, 2011.

10.3	Letter Agreement between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., DME Advisors, LLC and DME Advisors, LP. dated June 17, 2015.
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
August 3, 2015

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
August 3, 2015