Form 10-Q
period 2015-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2015-10-23
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,772,572
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of October 22, 2015

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$28,657	$49,212
Equity securities, trading, at fair value	966,755	1,266,175
Other investments, at fair value	108,125	115,591
Total investments	1,103,537	1,430,978
Cash and cash equivalents	99,351	12,030
Restricted cash and cash equivalents	1,046,157	1,296,914
Financial contracts receivable, at fair value	14,872	47,171
Reinsurance balances receivable	156,952	151,185
Loss and loss adjustment expenses recoverable	3,253	11,523
Deferred acquisition costs, net	54,023	34,420
Unearned premiums ceded	2,680	4,027
Notes receivable	27,546	1,566
Other assets	6,008	5,478
Total assets	$2,514,379	$2,995,292
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$800,105	$1,090,731
Financial contracts payable, at fair value	25,864	44,592
Due to prime brokers	266,975	211,070
Loss and loss adjustment expense reserves	302,165	264,243
Unearned premium reserves	189,945	128,736
Reinsurance balances payable	18,652	40,372
Funds withheld	6,428	6,558
Other liabilities	12,629	14,949
Total liabilities	1,622,763	1,801,251
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,772,572 (2014: 31,129,648): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2014: 6,254,895))	3,703	3,738
Additional paid-in capital	495,258	500,553
Retained earnings	368,392	660,860
Shareholders’ equity attributable to shareholders	867,353	1,165,151
Non-controlling interest in joint venture	24,263	28,890
Total equity	891,616	1,194,041
Total liabilities and equity	$2,514,379	$2,995,292

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Revenues
Gross premiums written	$134,568	$97,200	$357,240	$249,755
Gross premiums ceded	(2,288)	(2,706)	(5,782)	(11,405)
Net premiums written	132,280	94,494	351,458	238,350
Change in net unearned premium reserves	(30,286)	(15,003)	(62,986)	40,685
Net premiums earned	101,994	79,491	288,472	279,035
Net investment income (loss)	(191,322)	(54,027)	(236,456)	49,755
Other income (expense), net	(542)	2,664	(2,714)	1,445
Total revenues	(89,870)	28,128	49,302	330,235
Expenses
Loss and loss adjustment expenses incurred, net	97,421	53,028	237,281	177,035
Acquisition costs, net	32,146	22,478	82,926	85,844
General and administrative expenses	5,382	6,013	18,436	17,771
Total expenses	134,949	81,519	338,643	280,650
Income (loss) before income tax expense	(224,819)	(53,391)	(289,341)	49,585
Income tax benefit	1,233	254	1,394	828
Net income (loss) including non-controlling interest	(223,586)	(53,137)	(287,947)	50,413
Loss (income) attributable to non-controlling interest in joint venture	3,909	1,369	4,627	(1,509)
Net income (loss)	$(219,677)	$(51,768)	$(283,320)	$48,904
Earnings (loss) per share
Basic	$(5.98)	$(1.40)	$(7.73)	$1.31
Diluted	$(5.98)	$(1.40)	$(7.73)	$1.29
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,710,216	36,984,650	36,636,464	37,214,809
Diluted	36,710,216	36,984,650	36,636,464	37,874,627

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304
Issue of Class A ordinary shares, net of forfeitures	28	—	—	28	—	28
Share-based compensation expense, net of forfeitures	—	3,016	—	3,016	—	3,016
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(5,000)	(5,000)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	1,509	1,509
Net income (loss)	—	—	48,904	48,904	—	48,904
Balance at September 30, 2014	$3,733	$499,638	$600,172	$1,103,543	$31,218	$1,134,761

Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	26	—	—	26	—	26
Repurchase of Class A ordinary shares	(61)	(8,483)	(9,148)	(17,692)	—	(17,692)
Share-based compensation expense, net of forfeitures	—	3,188	—	3,188	—	3,188
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	—	—
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(4,627)	(4,627)
Net income (loss)	—	—	(283,320)	(283,320)	—	(283,320)
Balance at September 30, 2015	$3,703	$495,258	$368,392	$867,353	$24,263	$891,616

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2015	2014
Cash provided by (used in) operating activities
Net income (loss)	$(283,320)	$48,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	216,539	182,681
Net realized gains on investments and financial contracts	(30,587)	(266,708)
Foreign exchange (gains) losses on investments	21,496	6,032
Income (loss) attributable to non-controlling interest in joint venture	(4,627)	1,509
Share-based compensation expense, net of forfeitures	3,214	3,044
Depreciation expense	304	334
Net change in
Reinsurance balances receivable	(5,767)	1,825
Loss and loss adjustment expenses recoverable	8,270	5,615
Deferred acquisition costs, net	(19,603)	13,552
Unearned premiums ceded	1,347	(2,091)
Other assets	(834)	(3,223)
Loss and loss adjustment expense reserves	37,922	(51,390)
Unearned premium reserves	61,209	(39,136)
Reinsurance balances payable	(21,720)	4,262
Funds withheld	(130)	(2,664)
Other liabilities	(2,320)	377
Performance compensation payable to related party	—	10,852
Net cash provided by (used in) operating activities	(18,607)	(86,225)
Investing activities
Purchases of investments, trading	(827,800)	(898,614)
Sales of investments, trading	895,234	1,059,145
Purchases of financial contracts	(14,366)	(16,697)
Dispositions of financial contracts	3,749	101,522
Securities sold, not yet purchased	734,877	710,954
Dispositions of securities sold, not yet purchased	(939,264)	(791,357)
Change in due to prime brokers	55,905	(48,025)
Change in restricted cash and cash equivalents, net	241,265	(39,126)
Change in notes receivable, net	(25,980)	18,503
Non-controlling interest withdrawal from joint venture, net	—	(5,000)
Net cash (used in) provided by investing activities	123,620	91,305
Financing activities
Repurchase of Class A ordinary shares	(17,692)	—
Net cash used in financing activities	(17,692)	—
Net increase (decrease) in cash and cash equivalents	87,321	5,080
Cash and cash equivalents at beginning of the period	12,030	3,722
Cash and cash equivalents at end of the period	$99,351	$8,802
Supplementary information
Interest paid in cash	$19,237	$17,302

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015

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

The results for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. Prior to January 1, 2015, non-investment related foreign exchange gains and losses were recorded under general and administrative expenses in the condensed consolidated statements of income. Effective from January 1, 2015, the presentation has been modified and any non-investment related foreign exchange gains or losses are now recorded under “Other income (expense), net” in the condensed consolidated statements of income. As a result, foreign exchange gains of $2.7 million and $1.0 million that were previously reported in general and administrative expenses for the three and nine months ended September 30, 2014, respectively, were reclassified as “Other income (expense), net” to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2015 and December 31, 2014, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2015, $15.3 million (December 31, 2014: $11.0 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2015, $4.2 million and $5.8 million, respectively, (2014: $0.4 million and $1.8 million, respectively), of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

At September 30, 2015, $23.9 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2014: $0.0 million) and any payments received are applied to reduce the recorded value of the notes. The increase in notes receivable during the nine months ended September 30, 2015, related to a settlement agreement entered into with a ceding insurer during the first quarter of 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable.

At September 30, 2015 and December 31, 2014, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of any valuation allowance, at September 30, 2015 and December 31, 2014, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2015 and December 31, 2014, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party. The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts ("ILW") that are treated as derivatives for U.S GAAP purposes.

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

The Company may purchase ILWs to manage its exposure to weather related events. An ILW is designated as a weather derivative swap and included in financial contracts receivable. The carrying amount of an ILW is the unamortized portion of the premium paid for an ILW. An estimate of fair value is not practicable since ILW contracts are generally not exchange traded, and the time and cost involved in creating a valuation model to estimate the fair value would be excessive relative to the size and duration of the ILW.

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

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Weighted average shares outstanding - basic	36,710,216	36,984,650	36,636,464	37,214,809
Effect of dilutive service provider share-based awards	—	—	—	11,383
Effect of dilutive employee and director share-based awards	—	—	—	648,435
Weighted average shares outstanding - diluted	36,710,216	36,984,650	36,636,464	37,874,627
Anti-dilutive stock options outstanding	250,018	—	151,821	—
Participating securities excluded from calculation of loss per share	307,663	334,090	307,663	—

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

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent" ("ASU 2015-07"). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value ("NAV") per share (or its equivalent) as a practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities are required to apply the amendments in this update retrospectively to all periods presented. As the Company measures certain investments in private equity funds using the NAV as a practicable expedient, upon adoption of ASU 2015-07, the fair value of these investments will be removed from the fair value hierarchy for all periods presented in the Company’s condensed consolidated financial statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"). ASU 2015-09 requires additional disclosures for short-duration contracts including incurred and paid claims development information, claims duration information, quantitative claims frequency information (unless impracticable), and an explanation of significant changes in methodologies and assumptions used to calculate the loss and loss adjustment expense reserves. ASU 2015-09 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the impact of the disclosure requirements of ASU 2015-09 and is preparing to disclose the additional information in its consolidated financial statements for the fiscal year ending December 31, 2016 and thereafter.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2015:

	Fair value measurements as of September 30, 2015
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$28,126	$531	$28,657
Listed equity securities	958,072	8,683	—	966,755
Commodities	88,143	—	—	88,143
Private and unlisted equity securities	—	—	19,982	19,982
Financial contracts receivable	194	14,050	628	14,872
	$1,046,409	$50,859	$21,141	$1,118,409
Liabilities:
Listed equity securities, sold not yet purchased	$(721,349)	$—	$—	$(721,349)
Debt instruments, sold not yet purchased	—	(78,756)	—	(78,756)
Financial contracts payable	(1,005)	(24,859)	—	(25,864)
	$(722,354)	$(103,615)	$—	$(825,969)

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2014:

	Fair value measurements as of December 31, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$26,953	$22,259	$49,212
Listed equity securities	1,259,298	6,877	—	1,266,175
Commodities	96,872	—	—	96,872
Private and unlisted equity securities	—	—	18,719	18,719
Financial contracts receivable	2,463	44,708	—	47,171
	$1,358,633	$78,538	$40,978	$1,478,149
Liabilities:
Listed equity securities, sold not yet purchased	$(834,228)	$—	$—	$(834,228)
Debt instruments, sold not yet purchased	—	(256,503)	—	(256,503)
Financial contracts payable	—	(44,592)	—	(44,592)
	$(834,228)	$(301,095)	$—	$(1,135,323)

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,181	$19,189	$3,716	$5,189	$50,275	$8,835
Purchases	—	2,234	—	—	2,234	—
Sales	(21,561)	(1,367)	—	—	(22,928)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(89)	(74)	(1,239)	(692)	(2,094)	314
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(1,849)	(4,497)	(6,346)	(9,149)
Ending balance	$531	$19,982	$628	$—	$21,141	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$18,719	$—	$—	$40,978	$—
Purchases	—	4,471	2,340	—	6,811	—
Sales	(21,561)	(3,239)	—	—	(24,800)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(167)	31	(2,399)	(692)	(3,227)	314
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	(1,849)	(4,497)	(6,346)	(9,149)
Ending balance	$531	$19,982	$628	$—	$21,141	$—

During the nine months ended September 30, 2015, $5.2 million of equity securities, listed on the Athens Stock Exchange (the "ASE"), were transferred from Level 1 to Level 3 securities due to trading being halted after June 26, 2015 for all equity securities listed on the ASE. As of June 30, 2015, there was no active market with observable trading prices to determine the fair value of these securities. Therefore, the fair values for these securities as of June 30, 2015, were based on the last trading price of these securities on the ASE and adjusted for the estimated decline in the fair value of American depository receipts of other comparable securities for the period from June 27, 2015 to June 30, 2015. The ASE resumed trading on August 3, 2015 and the fair values of the ASE listed equity securities were once again based on observable prices in an active market. Therefore, $4.5 million of listed equity securities were transferred from Level 3 to Level 1 securities during the three and nine months ended September 30, 2015.

The fair values for derivatives for which the underlying securities traded on the ASE were also transferred to Level 3 securities during the second quarter of 2015 when the ASE halted trading, and were transferred out of Level 3 securities during the third quarter of 2015 when the ASE resumed trading. Therefore, for the nine months ended September 30, 2015, $2.5 million and $8.8 million of financial contracts receivable and financial contracts payable, respectively, were transfered from Level 2 to Level 3 due to the fair values being based on unobservable inputs. During the three and nine months ended September 30, 2015, $1.8 million of financial contracts receivable and $9.1 million of financial contracts payable, respectively, were transfered from Level 3 to Level 2 as fair values were based on observable inputs.

There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2015.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Debt instruments	Private and unlisted equity securities	Total	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)			($ in thousands)
Beginning balance	$601	$50,827	$51,428	$527	$46,323	$46,850
Purchases	—	961	961	—	3,032	3,032
Sales	—	(10)	(10)	—	(2,071)	(2,071)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains included in earnings, net	21	3,176	3,197	95	7,670	7,765
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(4,044)	(4,044)	—	(4,044)	(4,044)
Ending balance	$622	$50,910	$51,532	$622	$50,910	$51,532

During the three and nine months ended September 30, 2014, $4.0 million of securities at fair value based on the date of transfer, were transferred from Level 3 to Level 2 as these securities began actively trading on a listed exchange during the third quarter of 2014. However, due to lock-up period restrictions on those securities, they were classified as Level 2 upon transfer until the lock-up period expired.

Additionally. during the nine months ended September 30, 2014, $10.0 million of securities at fair value based on the date of transfer, were transferred from Level 2 to Level 1 as the lock up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015, included in net investment loss in the condensed consolidated statements of income were net realized gains relating to Level 3 securities of $0.2 million and $0.4 million, respectively (three and nine months ended September 30, 2014: net realized gains of $0.0 million and $0.3 million, respectively). In addition, for the three and nine months ended September 30, 2015, amortization expense of $0.6 million and $1.7 million, respectively, (three and nine months ended September 30, 2014: nil and nil, respectively) relating to financial contracts receivable, valued using unobservable inputs, was included in the condensed consolidated statements of income as other income (expense), net.

For Level 3 securities still held as of the reporting date, the change in net unrealized loss for the three and nine months ended September 30, 2015 of $0.3 million and $0.5 million, respectively (three and nine months ended September 30, 2014: net unrealized gains of $2.4 million and $6.7 million, respectively), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At September 30, 2015, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$17,543	$—	$(6,112)	$11,431
Corporate debt – Non U.S.	2,109	—	(1,817)	292
Sovereign debt – Non U.S.	17,688	757	(1,511)	16,934
Total debt instruments	$37,340	$757	$(9,440)	$28,657

At December 31, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$5	$(1,423)	$22,259
Corporate debt – Non U.S.	5,870	49	(1,405)	4,514
Municipal debt – U.S.	1,759	—	(6)	1,753
Sovereign debt – Non U.S.	21,769	—	(1,083)	20,686
Total debt instruments	$53,075	$54	$(3,917)	$49,212

The maturity distribution for debt instruments held at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015		December 31, 2014
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	—	—	21,922	21,923
From five to ten years	8,346	5,609	2,401	1,282
More than ten years	28,994	23,048	28,752	26,007
	$37,340	$28,657	$53,075	$49,212

Equity securities, trading

At September 30, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,080,522	$58,289	$(187,420)	$951,391
Exchange traded funds	31,571	—	(16,207)	15,364
Total equity securities	$1,112,093	$58,289	$(203,627)	$966,755

At December 31, 2014, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,079,955	$247,109	$(80,637)	$1,246,427
Exchange traded funds	42,126	—	(22,378)	19,748
Total equity securities	$1,122,081	$247,109	$(103,015)	$1,266,175

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of September 30, 2015 and December 31, 2014, commodities were comprised of gold bullion.

At September 30, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$89,597	$—	$(1,454)	$88,143
Private and unlisted equity securities	18,863	3,360	(2,241)	19,982
	$108,460	$3,360	$(3,695)	$108,125

At December 31, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$95,815	$1,057	$—	$96,872
Private and unlisted equity securities	17,238	3,451	(1,970)	18,719
	$113,053	$4,508	$(1,970)	$115,591

As of September 30, 2015, included in private and unlisted equity securities are investments in private equity funds with a fair value of $12.0 million (December 31, 2014: $12.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to September 30, 2015. The private equity funds have varying lock-up periods and, as of September 30, 2015, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of September 30, 2015, the Company had $8.5 million (December 31, 2014: $8.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

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

At September 30, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(744,239)	$120,519	$(67,006)	$(690,726)
Exchange traded funds	(28,220)	—	(2,403)	(30,623)
Sovereign debt – Non U.S.	(77,443)	—	(1,313)	(78,756)
	$(849,902)	$120,519	$(70,722)	$(800,105)

At December 31, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$(7,066)	$1,007	$(5)	$(6,064)
Equities – listed	(813,365)	91,690	(101,715)	(823,390)
Exchange traded funds	(9,180)	—	(1,658)	(10,838)
Sovereign debt – Non U.S.	(246,589)	6,635	(10,485)	(250,439)
	$(1,076,200)	$99,332	$(113,863)	$(1,090,731)

Financial Contracts

As of September 30, 2015 and December 31, 2014, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, CDS, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

In addition, as of September 30, 2015, the Company had entered into an ILW with certain third-parties in order to purchase protection against worldwide wind and earthquake exposures from January 2015 to December 2015. In return for a fixed payment, the Company is entitled to receive a variable payment in the event of losses incurred by the insurance industry, as a whole, exceeding a specified threshold. The maximum total recovery to the Company under the ILW is $12.0 million. Through September 30, 2015, the Company was not aware of any industry loss event occurring that would have triggered a recovery under the ILW.

At September 30, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	4,227	$483
Commodity Swaps	USD	24,110	1,977
Put options (2)	USD	202,020	7,553
Total return swaps – equities	EUR/GBP/HKD/USD	58,336	4,036
Warrants and rights on listed equities	EUR	611	195
Weather derivative swap	USD	12,000	628
Total financial contracts receivable, at fair value			$14,872
Financial contracts payable
Call options		285	$(94)
Commodity Swaps	USD	46,329	(8,616)
Credit default swaps, purchased – corporate debt	USD	79,937	(120)
Credit default swaps, purchased – sovereign debt	USD	92,259	(194)
Forwards	KRW	6,311	(81)
Futures	USD	36,697	(1,005)
Interest Rate Swaps	USD	1,926,000	(271)
Put options (3)	USD	3,215	(2,745)
Total return swaps – equities	EUR/GBP/HKD/RON/MXN/USD	65,758	(12,738)
Total financial contracts payable, at fair value			$(25,864)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; MXN = Mexican Peso; RON = Romanian New Leu.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.
(3) Includes options on the Chinese Yuan, denominated in U.S. dollars.

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

During the three and nine months ended September 30, 2015 and 2014, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income		Gain (loss) on derivatives recognized in income
		Three months ended September 30		Nine months ended September 30
		2015	2014	2015	2014
		($ in thousands)		($ in thousands)
Commodity swaps	Net investment income (loss)	$(8,058)	$—	$(8,788)	$—
Credit default swaps, purchased – corporate debt	Net investment income (loss)	8	(11)	(97)	(157)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(16)	(72)	(77)	(286)
Forwards	Net investment income (loss)	907	1,289	1,140	(1,442)
Futures	Net investment income (loss)	1,329	8,617	(899)	4,657
Interest rate options	Net investment income (loss)	—	—	—	(26)
Interest rate swaps	Net investment income (loss)	(247)	—	(489)	—
Options, warrants, and rights	Net investment income (loss)	389	240	(9,099)	(17,868)
Total return swaps – equities	Net investment income (loss)	(13,231)	(5,642)	(9,088)	24,432
Weather derivative swap	Other income (expense), net	(552)	—	(1,712)	—
Total		$(19,471)	$4,421	$(29,109)	$9,310

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Commodity swaps	$27,364	$20,083	$103,358	$20,083
Forwards	—	3,777	—	9,870
Futures	169,986	138,609	254,975	269,142
Interest rate swaps	2,581,000	7,213,000	9,139,000	7,213,000
Options, warrants and rights (1)	88,208	1,617,891	4,798,424	10,106,455
Total return swaps	25,809	105,287	46,899	162,278
Weather derivative swap	—	—	2,340	—
Total	$2,892,367	$9,098,647	$14,344,996	$17,780,828
(1) Exited amount excludes options which expired or were exercised during the period.

For the three and nine months ended September 30, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2014	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)		($ in thousands)
Forwards	$—	$10,943	$—	$74,134
Futures	—	21,570	128,823	192,134
Options, warrants and rights (1)	230,132	—	757,232	128,147
Total return swaps	20,985	77,600	96,546	127,148
Total	$251,117	$110,113	$982,601	$521,563
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

As of September 30, 2015, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

September 30, 2015	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$14,872	$—	$14,872	$(10,897)	$(885)	$3,090
Financial contracts payable	$(25,864)	$—	$(25,864)	$10,897	$12,489	$(2,478)

As of December 31, 2014, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2014	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$47,171	$—	$47,171	$(24,265)	$(9,452)	$13,454
Financial contracts payable	$(44,592)	$—	$(44,592)	$24,265	$20,327	$—

4.        DUE TO PRIME BROKERS

As of September 30, 2015, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 9). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At September 30, 2015, the amounts due to prime brokers included $203.9 million (December 31, 2014: $135.0 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit facilities and $63.1 million (December 31, 2014: $76.1 million) of borrowing relating to investing activities.

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

For the three and nine months ended September 30, 2015, loss and loss adjustment expenses incurred of $97.4 million and $237.3 million, respectively, (2014: $53.0 million and $177.0 million, respectively,) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.5 million and $1.3 million, respectively (2014: $0.5 million and $1.6 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2015, the Company had losses receivable and loss reserves recoverable of $3.1 million (December 31, 2014: $11.5 million) from unrated retrocessionaires and $0.2 million (December 31, 2014: nil) from a retrocessionaire rated A- by A.M. Best. During February 2015, the Company reached a settlement to commute a retrocession contract with one of the unrated retrocessionaires, which commutation resulted in a decrease in the losses recoverable from unrated retrocessionaires.

At September 30, 2015 and December 31, 2014, $3.1 million and $2.8 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2015 and December 31, 2014, no provision for uncollectible losses recoverable was considered necessary.

6. SHARE CAPITAL

As of September 30, 2015, the Company has an effective Form S-3 registration statement, on file with the SEC for an aggregate principal amount of $200.0 million in securities.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2016, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2015, 613,540 Class A ordinary shares were repurchased by the Company. As of September 30, 2015, 1.4 million shares remained available under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company's shares authorized for issuance pursuant to the stock incentive plan include 3,500,000 (December 31, 2014: 3,500,000) Class A ordinary shares. As of September 30, 2015, 658,775 (December 31, 2014: 803,558) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period.
For the nine months ended September 30, 2015, 78,685 (2014: 119,566) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.
For the nine months ended September 30, 2015, the Company issued an aggregate of 28,215 (2014: 28,060) restricted Class A ordinary shares to non-employee directors as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.
For the nine months ended September 30, 2015, 9,621 (2014: 27,083) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2015, in accordance with U.S. GAAP, $0.1 million of stock compensation expense (2014: $0.2 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the nine months ended September 30, 2015 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2014	330,087	$27.90
Granted	106,900	31.56
Vested	(119,703)	26.28
Forfeited	(9,621)	30.49
Balance at September 30, 2015	307,663	$29.72

Employee and Director Stock Options

For the nine months ended September 30, 2015, 40,683 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2014: 31,821). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2016, 2017 and 2018, and expire 10 years after the grant date. The grant date fair value of these options was $12.29 per share (2014: $15.71 per share), based on the Black-Scholes option pricing model. The estimate of expected volatility for options granted during 2015 was based on the daily historical trading data of the Company's Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to August 5, 2015. For options granted prior to 2014, the Company had determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2015	2014
Risk free rate	2.15%	2.47%
Estimated volatility	33%	34%
Expected term (in years)	10	10
Dividend yield	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

For the nine months ended September 30, 2015, 250,000 (2014: 232,500) stock options were exercised by directors and employees resulting in 158,925 (2014: 151,972) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the nine months ended September 30, 2015 was $4.8 million (2014: $4.9 million).

Employee and director stock option activity during the nine months ended September 30, 2015 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2014	1,116,308	$17.58	$7.73
Granted	40,683	26.67	12.29
Exercised	(250,000)	11.10	5.57
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2015	906,991	$19.78	$8.53

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2015, 6,821 (2014: 9,668) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee RSU activity during the nine months ended September 30, 2015 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2014	15,609	$29.72
Granted	6,821	32.21
Vested	(260)	24.30
Forfeited	—	—
Balance at September 30, 2015	22,170	$30.55

For the nine months ended September 30, 2015 and 2014, the general and administrative expenses included stock compensation expense (net of forfeitures) of $3.2 million and $3.0 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2015, no performance allocation was recorded due to a gross investment loss reported during the periods (2014: $(13.2) million and $10.9 million, respectively). For the three months ended September 30, 2014, the negative performance allocation was a result of reversal of performance allocation due to gross investment loss reported in the third quarter of 2014.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three and nine months ended September 30, 2015 were management fees of $4.7 million and $15.1 million, respectively, (2014: $5.3 million and $15.4 million, respectively). The management fees payable as of September 30, 2015 were fully paid.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the nine months ended September 30, 2015, there were no indemnification payments payable or paid by the Company.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc ("GRBK"), a publicly traded company. During the year ended December 31, 2014, the Company, along with certain affiliates of DME Advisors, provided debt financing to GRBK and acquired equity shares of GRBK. During the three and nine months ended September 30, 2015, the Company's net investment income (loss) included $0.0 million and $1.0 million, respectively, of interest income relating to the GRBK debt. During the third quarter of 2015, GRBK repaid the debt (December 31, 2014: $21.6 million) in full along with all accrued interest and prepayment fees, and the Company purchased additional equity shares of GRBK. As of September 30, 2015, $37.5 million (December 31, 2014: $18.4 million) of GRBK listed equities were included on the balance sheet as "equity securities, trading, at fair value". The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At September 30, 2015, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Bank of America, N.A.	$120,000	July 11, 2016	90 days prior to termination date
Butterfield Bank (Cayman) Limited	100,000	June 30, 2016	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2016	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2017	120 days prior to termination date
	$720,000

As of September 30, 2015, an aggregate amount of $264.7 million (December 31, 2014: $273.7 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of September 30, 2015, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $294.1 million (December 31, 2014: $302.6 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2015 and December 31, 2014.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of September 30, 2015.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to average annual rent payments denominated in Euros approximating €0.1 million until May 2016 (net of rent inducements), which shall be adjusted to the prevailing market rates for each of three subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2016 and 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2015.

The total rent expense related to leased office space for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively (2014: $0.1 million and $0.4 million, respectively).

Specialist Service Agreement

The Company had entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider did not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company had committed to quarterly payments to the specialist service provider. The agreement was terminated effective September 1, 2015, and the Company is obligated to make minimum payments for twelve months starting on September 1, 2015 to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. Included in the schedule below are the minimum payment obligations relating to the agreement as of September 30, 2015.

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of September 30, 2015, the Company had commitments to invest an additional $8.5 million (December 31, 2014: $8.9 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of September 30, 2015.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2015	2016	2017	2018	2019	Thereafter	Total
	($ in thousands)
Operating lease obligations	$135	$494	$466	$233	$—	$—	$1,328
Specialist service agreement	150	300	—	—	—	—	450
Private equity and limited partnerships (1)	8,495	—	—	—	—	—	8,495
	$8,780	$794	$466	$233	$—	$—	$10,273
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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Property
Aviation	$154	0.1%	$—	—%	$557	0.2%	$290	0.1%
Commercial	2,701	2.0	1,953	2.0	12,404	3.5	9,183	3.7
Energy	188	0.1	—	—	1,926	0.5	2,131	0.9
Motor physical damage	8,931	6.7	7,405	7.6	24,573	6.9	19,759	7.9
Personal	15,839	11.8	23,728	24.4	42,755	12.0	49,236	19.7
Total Property	27,813	20.7	33,086	34.0	82,215	23.1	80,599	32.3
Casualty
General liability	8,768	6.5	4,260	4.4	17,472	4.9	7,176	2.9
Marine liability	2,046	1.5	20	—	7,468	2.1	3,867	1.6
Motor liability	50,708	37.7	41,177	42.4	138,933	38.9	108,631	43.5
Professional liability	19,517	14.5	4,378	4.5	47,321	13.2	4,786	1.9
Total Casualty	81,039	60.2	49,835	51.3	211,194	59.1	124,460	49.9
Specialty
Financial	2,210	1.6	812	0.8	5,786	1.6	3,830	1.5
Health	18,383	13.7	13,113	13.5	50,523	14.1	40,512	16.2
Workers’ compensation	5,123	3.8	354	0.4	7,522	2.1	354	0.1
Total Specialty	25,716	19.1	14,279	14.7	63,831	17.8	44,696	17.8
	$134,568	100.0%	$97,200	100.0%	$357,240	100.0%	$249,755	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$104,267	77.5%	$89,641	92.2%	$272,827	76.4%	$227,723	91.2%
Worldwide (1)	28,661	21.3	7,426	7.7	79,030	22.1	21,491	8.6
Europe	1,580	1.2	133	0.1	4,716	1.3	541	0.2
Asia	60	—	—	—	667	0.2	—	—
	$134,568	100.0%	$97,200	100.0%	$357,240	100.0%	$249,755	100.0%

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014 and financial condition as of September 30, 2015 and December 31, 2014. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Outlook and Trends

The reinsurance industry has recently experienced several announcements of mergers and acquisitions between large reinsurance companies. We believe there is likely to be further consolidation in the industry. However, we do not believe this consolidation is likely to result in a significant reduction in total capital within the industry, but instead will result in a concentration of capital in fewer, larger participants. Due to the reduction in the number of competitors in the industry, we believe pricing may partially stabilize. We also believe that while some business may be further restricted to only the largest reinsurance companies in the industry, consolidation may create opportunities as more capacity may become available to us and other reinsurers.
We believe that the global economic activity, which has led to prolonged low interest rates, has weakened the overall demand for property and casualty insurance and, accordingly, reinsurance. However, the over-capitalization of the market is not uniform across all insurers and reinsurers and there are many insurers and reinsurers with lower financial security profiles than ours, that have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance offerings and our differentiated underwriting strategy positions us well to compete for new business.
One component of our underwriting strategy is to identify and partner with companies that have suffered dislocation. Accordingly, as the market suffers, we believe we may have increased underwriting opportunities, which we expect to pursue if we believe pricing is economically rational. Conversely, if the reinsurance market continues to soften, we anticipate that we will seek to maintain or even reduce premium writings rather than accept mispriced risk in order to conserve our capital for a more opportune environment. We believe that significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies with traditional fixed income investment strategies and we believe that the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.
As of September 30, 2015, our reinsurance portfolio was principally concentrated in four areas: Florida homeowners; U.S. employer health stop loss; catastrophe retrocession and non-standard private passenger automobile. While each of these areas is competitive, we believe we are supporting programs with good risk adjusted returns. We believe that, in general, the Florida homeowners, U.S. employer health stop loss and non-standard private passenger automobile sectors are stable and priced at profitable levels. However, we have observed significant flexible capital from non-traditional sources being deployed in peak zone catastrophe excess of loss business, which has put downward pressure on rates. We have repositioned our catastrophe retrocession book of business from predominantly excess of loss contracts to quota share contracts. We have found there to be less available capacity from alternative capital providers for quota share contracts in this area and, as such, terms and pricing are more favorable. Additionally, we have recently secured new contracts with larger, syndicated reinsurance placements for general casualty and professional liability business that have a longer duration of claim payments than the business we have historically written.

On October 23, 2015 A.M. Best affirmed Greenlight Re's rating of "A (Excellent)" but revised the outlook from stable to negative. We do not expect any of our current business to be affected due to strong client relationships and our capital position; however, there is the potential for new business generation to be marginally impacted.
While competitive market conditions have made finding and successfully underwriting new business that meets our targeted return hurdles challenging, we believe that we have a strong pipeline of attractive opportunities with counterparties that seek highly customized structures, terms and conditions, which aligns well with our underwriting strategy. We intend to continue to monitor market conditions and pursue opportunities to best position ourselves to participate in future under-served or capacity-constrained markets as they arise, and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.

Our investment portfolio had a net long exposure of 26.2% as of September 30, 2015. Our goal for 2015 continues to be to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Equity market valuations have recently fallen, which allowed us to increase our net long exposure. Monetary policy remains very accommodative globally. Given the current investment environment, we anticipate, for the foreseeable future, to continue holding a combination of a significant position in gold, macro positions in the form of options on foreign exchange rates, short positions in sovereign debt and sovereign credit default swaps.

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

Results of Operations

Three and nine months ended September 30, 2015 and 2014

For the three months ended September 30, 2015, we reported net loss of $219.7 million, compared to a net loss of $51.8 million reported for the same period in 2014. Our net investment loss for the three months ended September 30, 2015 was $191.3 million, compared to net investment loss of $54.0 million reported for the same period in 2014. Our investment portfolio managed by DME Advisors, reported a loss of 14.2% for the three months ended September 30, 2015, compared to a loss of 3.7% for the same period in 2014. For the three months ended September 30, 2015, underwriting loss before general and administrative expenses was $27.6 million, compared to underwriting income of $4.0 million for the same period in 2014. The decrease in underwriting income for the three months ended September 30, 2015 was primarily due to an increase in loss reserves of $36.9 million recorded during the quarter relating to adverse loss development on a general liability program written between 2008 and 2011 that is currently in run-off. As a result, for the three months ended September 30, 2015, our composite ratio was 127.0%, compared to 95.0% during the same period in 2014. General and administrative expenses for the three months ended September 30, 2015 decreased to $5.4 million from $6.0 million, compared to the same period in 2014, mainly due to a decrease in bonus expense during the period.

For the nine months ended September 30, 2015, we reported a net loss of $283.3 million, compared to net income of $48.9 million reported for the same period in 2014. Our net investment loss for the nine months ended September 30, 2015 was $236.5 million, compared to net investment income of $49.8 million reported for the same period in 2014. Our investment portfolio managed by DME Advisors, LP reported a loss of 16.9% for the nine months ended September 30, 2015, compared to a gain of 3.2% for the same period in 2014. The underwriting loss before general and administrative expenses for the nine months ended September 30, 2015 was $31.7 million, compared to underwriting income of $16.2 million reported for the same period in 2014. The decrease in underwriting income for the nine months ended September 30, 2015 was primarily due to an increase in loss reserves of $51.6 million recorded during the period relating to adverse loss development on two general liability contracts that are both in run-off. As result, for the nine months ended September 30, 2015, our composite ratio was 111.0%, compared to 94.2% during the same period in 2014. General and administrative expenses for the nine months ended September 30, 2015 increased to $18.4 million from $17.8 million for the nine months ended September 30, 2014, mainly due to non-recurring professional fees incurred during the period, partially offset by a decrease in bonus expense.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended September 30, 2015, the fully diluted adjusted book value per share decreased by $5.78 per share, or 19.9%, to $23.29 per share from $29.07 per share at June 30, 2015. For the three months ended September 30, 2015, the basic adjusted book value per share decreased by $5.92 per share, or 20.2%, to $23.42 per share from $29.34 per share at June 30, 2015.

For the nine months ended September 30, 2015, the fully diluted adjusted book value per share decreased by $7.47 per share, or 24.3%, to $23.29 per share from $30.76 per share at December 31, 2014. For the nine months ended September 30, 2015, the basic adjusted book value per share decreased by $7.75 per share, or 24.9%, to $23.42 per share from $31.17 per share at December 31, 2014.

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

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$891,616	$1,127,496	$1,170,648	$1,194,041	$1,134,761
Less: Non-controlling interest in joint venture	(24,263)	(28,172)	(28,496)	(28,890)	(31,218)
Basic adjusted book value per share numerator	867,353	1,099,324	1,142,152	1,165,151	1,103,543
Add: Proceeds from in-the-money stock options issued and outstanding	13,260	15,236	16,302	19,628	20,609
Fully diluted adjusted book value per share numerator	$880,613	$1,114,560	$1,158,454	$1,184,779	$1,124,152
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,027,467	37,464,546	37,521,627	37,384,543	37,333,190
Add: In-the-money stock options and RSUs issued and outstanding	777,340	880,917	976,917	1,131,917	1,217,917
Fully diluted adjusted book value per share denominator	37,804,807	38,345,463	38,498,544	38,516,460	38,551,107
Basic adjusted book value per share	$23.42	$29.34	$30.44	$31.17	$29.56
Fully diluted adjusted book value per share	23.29	29.07	30.09	30.76	29.16

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$127,631	94.8%	$91,967	94.6%	$327,369	91.6%	$225,230	90.2%
Severity	6,937	5.2	5,233	5.4	29,871	8.4	24,525	9.8
Total	$134,568	100.0%	$97,200	100.0%	$357,240	100.0%	$249,755	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2015, our frequency gross premiums written increased by $35.7 million, or 38.8%, compared to the same period in 2014. The increase was primarily driven by new contracts bound during 2015 and premium growth on existing contracts renewed during 2015. The frequency gross premiums written for professional liability increased by $14.5 million during the three months ended September 30, 2015, compared to the same period in 2014, predominantly as a result of new casualty contracts bound during 2015. For the three months ended September 30, 2015, specialty health and workers' compensation lines increased by $5.3 million and $4.8 million, respectively, as a result of new quota share contracts written during 2015 and the second half of 2014. The gross premiums written for motor liability (including motor physical damage) increased by $11.1 million during the three months ended September 30, 2015 compared to the same period in 2014. The increase was partially a result of higher premiums on an existing private passenger motor contract which was renewed during the quarter. New motor contracts written during 2015 also contributed to the increase in motor liability gross premiums written. Other lines of business also reported increases in gross premiums written with financial, general liability and commercial property, in the aggregate, accounting for $6.3 million of the increase in gross written premiums during the three months ended September 30, 2015 compared to the same period in 2014. The increase in gross premiums written were partially offset by a $7.6 million decrease in the personal property line for the three months ended September 30, 2015. The decrease was primarily a result of a Florida homeowners' contract not renewed upon expiration during 2015.

For the nine months ended September 30, 2015, our frequency gross premiums written increased by $102.1 million, or 45.3%, compared to the same period in 2014. The increase was primarily driven by new contracts bound during 2015 and premium growth on existing contracts renewed during 2015. The frequency gross premiums written for professional liability increased by $40.2 million during the nine months ended September 30, 2015, compared to the same period in 2014, as a result of new casualty contracts bound during 2015. The premiums written for motor liability (including motor physical damage) increased by $35.2 million due to the same reasons explained in the prior paragraph. The gross premiums written for specialty health, general liability, workers' compensation, and commercial property lines increased by $10.0 million, $8.8 million, $7.1 million, and $4.9 million, respectively, as a result of new quota share contracts written during 2015 and the latter half of 2014. Other lines of business also reported increases with financial, marine and energy, in the aggregate, accounting for $3.7 million of the increase in gross written premiums during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in gross premiums written were partially offset by a $7.9 million decrease in the personal property line for the nine months ended September 30, 2015. The decrease was primarily a result of a Florida homeowners' contract not renewed upon expiration during 2015.

For the three months ended September 30, 2015, our severity gross premiums written increased by $1.7 million, or 32.6%, compared to the same period in 2014, primarily due to new severity contracts which accounted for a $6.7 million increase in severity gross premiums written. The increase was partially offset by a $2.5 million reduction in premiums on an excess of loss contract. This contract was previously expected to incur a loss and we had recorded a loss reserve which had triggered an additional premium. During the three months ended September 30, 2015, we were informed that losses incurred by the cedent on this contract will not breach into our layer and the additional premium was reversed along with the loss reserve, and a profit commission was recorded. Other property catastrophe contracts that expired and were not renewed or renewed at a lower premium volume also partially offset the increase in severity premiums written for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, the severity premiums written increased by $5.3 million, or 21.8%, compared to the same period in 2014, primarily due to new severity contracts which accounted for a $17.7 million increase in severity gross premiums written. The increase was partially offset by a net decrease of $10.1 million relating to property catastrophe contracts that expired and were not renewed or were renewed at a lower premium volume during 2015. For the nine months ended September 30, 2015, the severity premiums also included return premiums of $2.5 million relating to an excess of loss catastrophe contract as discussed in the paragraph above.

Premiums Ceded

For the three and nine months ended September 30, 2015, premiums ceded were $2.3 million and $5.8 million, respectively, compared to $2.7 million and $11.4 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, the decrease in ceded premiums compared to the same period in 2014 was partially due to a retroceded contract for catastrophic risk protection that expired at the end of 2014 and was not renewed. However, in the first quarter of 2015, we purchased an industry loss warranty derivative contract ("ILW") to reduce our net exposure to natural peril catastrophe events. In accordance with U.S. GAAP, the ILW is recorded as a weather derivative swap and the cost of the ILW is amortized over the risk period and recorded in the condensed consolidated statements of income as "Other income (expense), net" and not as part of premiums ceded. For the three and nine months ended September 30, 2015, the ILW amortization expenses were $0.6 million and $1.7 million, respectively.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$125,343	94.8%	$89,261	94.5%	$321,587	91.5%	$217,578	91.3%
Severity	6,937	5.2	5,233	5.5	29,871	8.5	20,772	8.7
Total	$132,280	100.0%	$94,494	100.0%	$351,458	100.0%	$238,350	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the term of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$96,542	94.7%	$73,387	92.3%	$270,391	93.7%	$261,247	93.6%
Severity	5,452	5.3	6,104	7.7	18,081	6.3	17,788	6.4
Total	$101,994	100.0%	$79,491	100.0%	$288,472	100.0%	$279,035	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended September 30, 2015, the frequency premiums earned increased by $23.2 million, or 31.6%, compared to the same period in 2014. The increase was partially due to an increase in private passenger motor premiums earned, which increased by $12.1 million during the three months ended September 30, 2015, compared to the same period in 2014. Our professional lines premiums earned increased by $5.7 million, primarily related to new contracts entered into during 2015 and the second half of 2014, partially offset by a decrease in the volume of underlying business on existing solicitors' professional indemnity business. Additionally, the general liability and specialty health premiums earned increased by $3.1 million and $2.3 million, respectively, during the three months ended September 30, 2015 as a result of new contracts that were entered into during 2015 and the second half of 2014. Other lines of business also reported increases in premiums earned as workers' compensation, financial and commercial property, in the aggregate, accounting for $2.7 million of the increase in gross written premiums during the three months ended September 30, 2015. The increases in premiums earned were partially offset by a $4.0 million decrease in personal property premiums due to a Florida homeowners' contract not renewed upon expiration during 2015.

For the nine months ended September 30, 2015, the frequency net premiums earned increased by $9.1 million, or 3.5%, compared to the same period in 2014. The increase was primarily as a result of the private passenger motor which increased by $17.2 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to an increase in volume of underlying premiums earned on contracts in effect during the current period. Our professional lines premiums earned increased by $9.5 million, primarily related to new contracts entered into during 2015 and second half of 2014, partially offset by a decrease in the volume of underlying business on existing solicitors' professional indemnity business. Additionally, the general liability and specialty health premiums earned increased by $7.2 million and $5.1 million, respectively, during the nine months ended September 30, 2015 as a result of new contracts entered into during 2015 and the second half of 2014. Other lines of business also reported increases in premiums earned with workers' compensation, financial and commercial property, in the aggregate, accounting for $4.9 million of the increase in gross written premiums during the nine months ended September 30, 2015. The increases in premiums earned were partially offset by a $35.5 million decrease in personal property premiums partly due to a Florida homeowners' contract not renewed upon expiration during 2015, and partly due to a lower share on other Florida homeowners' contracts in effect during the current period compared to the same period in 2014.

For the three months ended September 30, 2015, the severity premiums earned decreased by $0.7 million, or 10.7%, compared to the same period in 2014. The decrease was primarily related to severity contracts that expired and were not renewed or renewed with a smaller share during 2015, partially offset by new and renewed severity quota share contracts entered into during 2015 and the latter half of 2014. The severity premiums earned during the three months ended September 30, 2015 included a $2.5 million reduction in premiums earned relating to an excess of loss contract. This contract was previously expected to incur a loss into our layer, resulting in an additional premium being recorded. During the three months ended September 30, 2015 we were informed by the client that the loss will not breach into our layer. As a result, we reversed the additional premium along with the loss reserve and recorded a profit commission.

For the nine months ended September 30, 2015, the severity net premiums earned increased by $0.3 million, or 1.6%, compared to the same period in 2014. The increase was a net impact of new and renewed severity quota share contracts entered into during 2015 and the latter half of 2014, partially offset by severity contracts that expired and were not renewed or renewed with a smaller share during 2015. For the nine months ended September 30, 2015, the severity premiums earned also included return premiums of $2.5 million relating to an excess of loss catastrophe contract as discussed in the prior paragraph.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$100,346	103.0%	$51,666	97.4%	$236,309	99.6%	$174,447	98.5%
Severity	(2,925)	(3.0)	1,362	2.6	972	0.4	2,588	1.5
Total	$97,421	100.0%	$53,028	100.0%	$237,281	100.0%	$177,035	100.0%

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

For the three months ended September 30, 2015, the net losses incurred on frequency contracts increased by $48.7 million, or 94.2%, compared to the same period in 2014, primarily due to $36.9 million of additional loss reserves recorded during the three months ended September 30, 2015 on a legacy general liability contract that is currently in run-off. This general liability contract, in effect from 2008 to 2011, included general contractors' liability with the majority of exposure relating to single family homes. During the third quarter of 2015, we completed an in-depth analysis, with the assistance of a third party expert, of the construction defect claims reported and the potential for claims not yet reported on this contract. Based on this assessment, we revised the actuarial methodology used for reserving the construction defect claims on this contract, which resulted in an increase in incurred but not reported losses of $36.9 million. The remainder of the increase related to the increase in earned premiums during the three months ended September 30, 2015 compared to the same period in 2014.

For the nine months ended September 30, 2015, the total net losses incurred on frequency contracts increased by $61.9 million, or 35.5%, compared to the same period in 2014. The increase was driven primarily by the $36.9 million increase in loss reserves on the general liability contract discussed in the preceding paragraph as well as a $12.9 million charge recorded in the second quarter of 2015 relating to adverse loss development on a separate general liability contract also relating to construction defect claims. We have reviewed all other contracts and do not believe any of them have similar exposure. The remainder of the increase related to the increase in lower overall earned premiums for the frequency business during the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2015 and 2014, the losses incurred on severity contracts decreased by $4.3 million and $1.6 million, respectively, primarily due to elimination of $5.1 million of loss reserves resulting from favorable loss development on an excess of loss contract. The decrease was partially offset by increase related to the mix of severity business.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Frequency	103.9%	70.4%	87.4%	66.8%
Severity	(53.7)%	22.3%	5.4%	14.5%
Total	95.5%	66.7%	82.3%	63.4%

The higher frequency loss ratio for the three and nine months ended September 30, 2015 primarily related to the adverse loss development on the general liability contracts discussed above. Excluding the affected general liability contracts, the loss ratios for frequency business for the three and nine months ended September 30, 2015 were 65.5% and 68.3%, respectively. To a lesser extent, our Florida homeowners' insurance contracts reported unfavorable loss development during the nine months ended September 30, 2015 mainly as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms. Additionally, for the nine months ended September 30, 2015 the higher loss ratio was also attributable to the motor line, primarily due to the current in-force private passenger motor contracts having higher expected loss ratios compared to the prior year's in-force contracts. The increases in the loss ratio for the three and nine months ended September 30, 2015 were partially offset by a lower loss ratio on specialty health contracts due to no adverse losses developing on the employers' medical stop-loss contracts in the current periods compared to adverse losses recorded during the comparable period in 2014.

The negative severity losses incurred and the resulting negative severity loss ratio for the three months ended September 30, 2015 related to favorable loss development on an excess of loss contract resulting in the elimination of $5.1 million of loss reserves. Excluding this contract, the severity loss ratio for the three months ended September 30, 2015 was 27.1% compared to 22.3% for the same period in 2014. This increase in severity loss ratio was due to the change in mix of severity business with a higher proportion of quota share severity contracts in effect during the three months ended September 30, 2015 compared to the same period in 2014.

The severity loss ratio for the nine months ended September 30, 2015 reflects the elimination of $5.1 million of loss reserves on an excess of loss contract during the third quarter of 2015. Excluding this contract, the severity loss ratio for the nine months ended September 30, 2015 was 29.4% compared to 14.5% for the same period in 2014. This increase in severity loss ratio was due to the change in mix of severity business with a higher proportion of quota share severity contracts in effect during the nine months ended September 30, 2015 compared to the same period in 2014.

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

Losses incurred can be further broken down into losses paid (recovered) and changes in loss and loss adjustment expense reserves as follows:

	Nine months ended September 30
		2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$199,325	$(9,552)	$189,773	$229,430	$(7,260)	$222,170
Change in loss and loss adjustment expense reserves	39,238	8,270	47,508	(50,749)	5,614	(45,135)
Total	$238,563	$(1,282)	$237,281	$178,681	$(1,646)	$177,035

For the nine months ended September 30, 2015, our net losses incurred on prior period contracts increased by $48.7 million, primarily related to the following:

●
$36.9 million of adverse loss development relating to a general liability contract originally written from 2008 to 2011. This contract contains underlying construction defect liability coverage predominantly on single family homes. During the third quarter of 2015, we completed an in-depth analysis, with the assistance of a third party expert, of the construction defect claims reported and the potential for claims not yet reported on this contract. Based on this assessment, we revised the actuarial methodology used for reserving the construction defect claims on this contract, which resulted in an increase in incurred but not reported losses of $36.9 million;

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

●
$7.0 million of adverse loss development relating to our Florida homeowners' insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from the 2014 rainstorms. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $3.1 million decrease in ceding commissions and profit commissions recorded as acquisition costs;

●
$5.1 million of favorable loss development relating to an excess of loss severity contract resulting in elimination of loss reserve based on updated loss information received from the insured during the period indicating that no losses will breach into our layer of coverage. The decrease in loss reserve was more than offset by reversal of $2.5 million of earned premiums and an accrual of $3.4 million of profit commission recorded as acquisition costs;

●
$2.8 million of favorable loss development relating to private passenger motor contracts during the period. The decrease in loss reserve was partially offset by $2.0 million of additional ceding commissions recorded as acquisition costs;

●	$1.7 million of favorable loss development relating to the employer medical stop-loss business as a result of better than expected claims frequency reported by the cedent; and

●
$1.3 million of loss reserves released upon commutation of a private passenger motor contract during the period. The decrease in loss reserve was partially offset by $1.1 million of additional ceding commissions incurred as part of the commutation agreement.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, our net losses incurred on prior period contracts increased by $3.8 million, primarily related to the following:

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

●
$3.8 million of favorable loss development relating to private passenger automobile business, primarily as a result of better than expected loss development noted on our private passenger automobile contracts after a detailed review of existing claims data received from the clients, audits of claim files and actuarial analysis based on all available information. Since these contracts included sliding scale ceding commission rates, the decrease in loss reserves was offset by a $1.5 million increase in ceding commissions recorded as acquisition costs; and

●
$0.9 million of favorable loss development relating to an excess of loss catastrophe contract based on updated loss information received from the cedant indicating better than expected loss experience. The contract terms included a profit commission payable to the cedant. As a result, the favorable loss development was offset by a $0.1 million decrease in profit commissions recorded as acquisition costs.

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

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Frequency	$27,118	84.4%	$21,243	94.5%	$75,453	91.0%	$82,416	96.0%
Severity	5,028	15.6	1,235	5.5	7,473	9.0	3,428	4.0
Total	$32,146	100.0%	$22,478	100.0%	$82,926	100.0%	$85,844	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. Acquisition cost as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Frequency	28.1%	28.9%	27.9%	31.5%
Severity	92.2%	20.2%	41.3%	19.3%
Total	31.5%	28.3%	28.7%	30.8%

The decrease in the frequency acquisition cost ratio for the three and nine months ended September 30, 2015, compared to same periods in 2014, was primarily due to certain Florida homeowners' insurance contracts that contain sliding scale ceding commissions which decreased during the three and nine months ended September 30, 2015 as a result of adverse loss development on those contracts.

The higher severity acquisition cost ratio for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to profit commissions of $3.4 million recorded on an excess of loss contract during the third quarter of 2015. The profit commissions were triggered by elimination of loss reserves on this contract based on updated information received from the insurer. There were no other significant changes in acquisition costs during the three and nine months ended September 30, 2015.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Internal expenses	$4,486	$5,287	$14,251	$15,376
Corporate expenses	896	726	4,185	2,395
General and administrative expenses	$5,382	$6,013	$18,436	$17,771

For the three months ended September 30, 2015 and 2014, general and administrative expenses included $1.2 million and $1.2 million, respectively, of expenses related to stock compensation granted to employees and directors. For the nine months ended September 30, 2015 and 2014, the stock compensation expenses were $3.2 million and $3.0 million, respectively.

Corporate expenses included those expenses directly related to being a publicly listed entity and certain non-core operating expenses. Prior to 2015, corporate expenses also included non-investment related foreign exchange gains and losses. Effective from January 1, 2015, the presentation was modified and any non-investment related foreign exchange gains and losses are now presented on the condensed consolidated statements of income under the caption "Other income (expenses), net". As a result, $2.7 million and $1.0 million, respectively, of foreign exchange gain that was previously reported in corporate expenses for the three and nine months ended September 30, 2014, have been reclassified to other income (expense), net, to conform to the current period presentation. For the three and nine months ended September 30, 2015, a foreign exchange gain of $0.3 million and a loss of $0.2 million, respectively, was included in other income (expense), net.

The increase in corporate expenses for the nine months ended September 30, 2015, compared to the same period in 2014, was mainly due to non-recurring professional fees incurred during the period.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Realized gains (losses)	$(9,690)	$91,355	$30,587	$266,708
Change in unrealized gains and losses	(167,403)	(146,024)	(216,539)	(182,681)
Investment related foreign exchange gains (losses)	(5,126)	(1,904)	(21,496)	(6,032)
Interest and dividend income, net of withholding taxes	2,838	3,704	11,722	27,670
Interest, dividend and other expenses	(7,258)	(9,076)	(25,671)	(29,646)
Investment advisor compensation	(4,683)	7,918	(15,059)	(26,264)
Net investment income (loss)	$(191,322)	$(54,027)	$(236,456)	$49,755

For the three months ended September 30, 2015, investment income, net of fees and expenses, resulted in a loss of 14.2% on our investments managed by DME Advisors, compared to a loss of 3.7% reported for the three months ended September 30, 2014. Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

The investment loss for the three months ended September 30, 2015 was primarily driven by an increase in unrealized losses on our long positions in Apple, CONSOL Energy, Micron Technology and SunEdison. The long portfolio lost 20.5% and macro positions lost 0.8% during the three months ended September 30, 2015. The losses were partially offset by a 7.5% gain in the short portfolio.

For the nine months ended September 30, 2015, investment loss, net of fees and expenses, resulted in a loss of 16.9% on our investments managed by DME Advisors, compared to a gain of 3.2% for the nine months ended September 30, 2014. The investment loss for the nine months ended September 30, 2015 was primarily driven by our long portfolio, which accounted for 16.4% of the investment loss. The gain on our short portfolio was offset by losses on macro positions and other expenses in the portfolio.

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

For the three months ended September 30, 2015 and 2014, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) were (14.2)% and (4.7)%, respectively. For the nine months ended September 30, 2015 and 2014, the gross investment return on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was (16.9)%, and 4.1%, respectively. These were comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Long portfolio gains (losses)	(20.5)%	(2.3)%	(16.4)%	15.3%
Short portfolio gains (losses)	7.5	(1.2)	2.8	(6.8)
Macro gains (losses)	(0.8)	(0.8)	(2.0)	(3.1)
Other income and expenses	(0.4)	(0.4)	(1.3)	(1.3)
Gross investment return	(14.2)%	(4.7)%	(16.9)%	4.1%
Net investment return	(14.2)%	(3.7)%	(16.9)%	3.2%

For the three and nine months ended September 30, 2015, included in "other income and expenses" in the above table were $4.7 million and $15.1 million, respectively (2014: $5.3 million and $15.4 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and nine months ended September 30, 2015, no performance allocation compensation was recorded due to the negative investment returns for these periods (2014: $(13.2) million and $10.9 million, respectively). The negative performance allocation for the three months ended September 30, 2014 was due to the reversal of previously accrued performance allocation expense resulting from negative investment returns for the third quarter of 2014.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last business day of the month of the relevant posting, as well as information on our long and short exposures. Although DME Advisors discloses all investment positions to us, it may choose not to disclose certain positions to its other clients in order to protect its investment strategy. Therefore, we present on our website the relevant largest long positions and exposure information as disclosed by DME Advisors or its affiliates to their other clients.

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

As of September 30, 2015, a deferred tax asset of $1.3 million (December 31, 2014: $33.4 thousand) was included in other assets on the condensed consolidated balance sheets. The increase in deferred tax asset during the nine months ended September 30, 2015, primarily resulted from the operating losses carried forward relating to GRIL and to a lesser extent from the temporary differences in recognition of expenses for tax purposes. As of September 30, 2015, an accrual for current taxes recoverable of $0.8 million (December 31, 2014: $0.8 million) was recorded on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Nine months ended September 30			Nine months ended September 30
		2015			2014
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	87.4%	5.4%	82.3%	66.8%	14.5%	63.4%
Acquisition cost ratio	27.9%	41.3%	28.7%	31.5%	19.3%	30.8%
Composite ratio	115.3%	46.7%	111.0%	98.3%	33.8%	94.2%
Internal expense ratio			4.9%			5.5%
Corporate expense ratio			1.5%			0.9%
Combined ratio			117.4%			100.6%

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

Financial Condition

Investments, Financial Contracts Receivable, Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of September 30, 2015, were $1,118.4 million, compared to $1,478.1 million as of December 31, 2014, a decrease of $359.7 million, or 24.3%, primarily due to the decrease in the fair value of our equity based long investments. As of September 30, 2015, our exposure to long investments decreased to 91.7%, compared to 105.8% as of December 31, 2014. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts receivable as of September 30, 2015 decreased by $32.3 million, or 68.5%, compared to December 31, 2014, partially due to an decrease in fair value of equity based total return swaps and partially due to put options exited during 2015.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of September 30, 2015, we had borrowed $63.1 million (December 31, 2014: $76.1 million) from our prime brokers for investing activities and to provide collateral for unrealized losses on short positions. In accordance with Greenlight Re's investment guidelines, DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of September 30, 2015, we had borrowed $203.9 million (December 31, 2014: $135.0 million) under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding, whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2015, 91.0% (December 31, 2014: 83.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 7.9% (December 31, 2014: 14.5%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.1%  (December 31, 2014: 1.6%) was comprised of securities valued based on non-observable inputs (Level 3). (Refer to Note 3 "Financial Instruments" in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the three and nine months ended September 30, 2015).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2015, $123.1 million (December 31, 2014: $316.4 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $123.1 million (December 31, 2014: $315.7 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and none (December 31, 2014: $0.7 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of September 30, 2015, our securities sold, not yet purchased were $800.1 million compared to $1,090.7 million at December 31, 2014, a decrease of (26.6)%, primarily due to disposal of certain non-U.S. sovereign debt short positions and, to a lesser extent, due to an increase in unrealized gains on the short equity securities and a reduction in our overall short exposure which decreased to 65.5% as of September 30, 2015 compared to 66.9% at December 31, 2014. Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on a short sale may be caused by one or more of the following factors:

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of September 30, 2015, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of September 30, 2015, the restricted cash included $800.1 million relating to collateral for securities sold, not yet purchased, compared to $1,090.7 million as of December 31, 2014.

Overall, our restricted cash decreased by $250.8 million, or 19.3%, from $1,296.9 million to $1,046.2 million, primarily related to the decrease in securities sold, not yet purchased. The cash collateral held by derivative counterparties decreased by $29.0 million to $42.2 million during the nine months ended September 30, 2015 due to a net decrease in derivatives. Additionally, as of September 30, 2015, included in restricted cash and cash equivalents was $203.9 million (December 31, 2014: $135.0 million) of cash borrowed under term margin agreements from prime brokers to provide collateral for some of our letters of credit outstanding.

Notes Receivable

As of September 30, 2015, notes receivable increased by $25.9 million to $27.5 million from $1.6 million as of December 31, 2014. The increase was primarily related to a settlement agreement entered into with a ceding insurer during 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable. For further details on notes receivable, refer to Note 2 "Significant Accounting Policies" including in the condensed consolidated financial statements.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following table:

	September 30, 2015			December 31, 2014
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$98,873	$167,157	$266,030	$103,357	$124,173	$227,530
Severity	7,081	29,054	36,135	13,692	23,021	36,713
Total	$105,954	$196,211	$302,165	$117,049	$147,194	$264,243

During the nine months ended September 30, 2015, the frequency loss reserves increased by $38.5 million, or 16.9%, to $266.0 million from $227.5 million as of December 31, 2014. The increase in the frequency IBNR was driven primarily by the adverse loss development on prior period contracts, partially offset by a net decrease relating to claims reported on active contracts during the period. The frequency case reserves decreased as losses were paid on existing contracts and as case reserves were eliminated upon commutation of certain contracts.

The severity loss reserves decreased by $0.6 million, or 1.6%. The increase in the severity IBNR was due to new severity quota share contracts written during 2015 and in the latter half of 2014. The decrease in the severity case reserves related to the elimination of $5.1 million case reserves on an excess of loss contract based on updated loss information received from the insurer indicating that no losses will breach into our layer of coverage.

For most of our contracts written as of September 30, 2015, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of October 1, 2015, our maximum aggregate loss exposure to any series of natural peril events was $243.8 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of the date of this filing:

Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$210,394	$243,758
Europe	129,392	143,607
Japan	129,392	143,607
Rest of the world	129,392	143,607
Maximum Aggregate	210,394	243,758

 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $302.4 million to $891.6 million as of September 30, 2015, compared to $1,194.0 million as of December 31, 2014. Retained earnings decreased primarily due to net loss of $283.3 million reported for the nine months ended September 30, 2015, while the non-controlling interest decreased by $4.6 million due to investment losses attributable to DME's interest in the joint venture during the nine months ended September 30, 2015. The decrease in additional paid-in capital for the nine months ended September 30, 2015 of $5.3 million primarily related to common shares repurchased during the period, partially offset by stock based compensation for the nine months ended September 30, 2015.

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

As of September 30, 2015, Greenlight Re and GRIL were each rated "A (Excellent)" by A.M. Best. On October 23, 2015, A.M. Best affirmed the "A (Excellent)" ratings but revised the ratings' outlook from stable to negative. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2015, approximately 95% (December 31, 2014: 96%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2015 and 2014, the net cash used in operating activities was $18.6 million and $86.2 million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $29.0 million and $28.2 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the investment related expenses from the net cash used in operating activities results in net cash primarily provided by our underwriting activities, which was $10.4 million for the nine months ended September 30, 2015, and net cash primarily used in our underwriting activities, which was $58.0 million for the nine months ended September 30, 2014. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available. For the nine months ended September 30, 2015, the decrease in the cash used in our underwriting activities compared to the nine months ended September 30, 2014, was primarily related to the increase in unearned premium reserves from new contracts written and to a lesser extent, to the increase in loss and loss adjustment expense reserves.

For the nine months ended September 30, 2015, our investing activities provided $123.6 million (2014: $91.3 million), driven primarily by the trading of long and short securities in the investment portfolio. Cash provided by investing activities is net of withdrawals from the joint venture by DME during the nine months ended September 30, 2015 of nil (2014: $5.0 million). We used $17.7 million in financing activities relating to the repurchase of Class A ordinary shares during the nine months ended September 30, 2015 (2014: nil).

As of September 30, 2015, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains. As of September 30, 2015, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2015, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit

As of September 30, 2015, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2015, we had four letter of credit facilities with an aggregate capacity of $720.0 million (December 31, 2014: $760.0 million) with various financial institutions. See Note 9 of the accompanying condensed consolidated financial statements for details on each of these facilities. As of September 30, 2015, an aggregate amount of $264.7 million (December 31, 2014: $273.7 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At September 30, 2015, total equity securities and cash and cash equivalents with a fair value in the aggregate of $294.1 million (December 31, 2014: $302.6 million) were pledged as security against the letters of credit issued.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2015.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2015.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan was renewed on April 29, 2015 by the Board of Directors and expires on June 30, 2016. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2015, 613,540 Class A ordinary shares were repurchased by the Company.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of September 30, 2015, there were 658,775 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2015 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$513	$815	$—	$—	$1,328
Specialist service agreement	450	—	—	—	450
Private equity and limited partnerships (2)	8,495	—	—	—	8,495
Loss and loss adjustment expense reserves (3)	153,050	100,655	27,113	21,347	302,165
	$162,508	$101,470	$27,113	$21,347	$312,438
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.

(2)    As of September 30, 2015, we had made total commitments of $24.8 million in private investments of which we had invested $16.3 million, and our remaining commitments to these investments total $8.5 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 30, 2015, $800.1 million of securities sold, not yet purchased, were secured by $800.1 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

The Company has entered into a service agreement with a specialist service provider for the provision of administration and support in developing and maintaining business relationships, reviewing and recommending programs and managing risks relating to certain specialty lines of business. The specialist service provider does not have any authority to bind the Company to any reinsurance contracts. Under the terms of the agreement, the Company has committed to quarterly payments to the specialist service provider. The agreement was terminated effective September 1, 2015, and the Company is obligated to make minimum payments for twelve months subsequent to the termination to ensure contracts to which the Company is bound are adequately administered by the specialist service provider. The minimum payments are included in the above table under specialist service agreement and in Note 9 to the accompanying condensed consolidated financial statements.

The Company and its reinsurance subsidiaries have entered into a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). The term of each of the venture agreement and the advisory agreement is January 1, 2014 through December 31, 2016, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2015, no performance allocation was recorded due to the net investment loss for the periods. For the three and nine months ended September 30, 2015, management fees of $4.7 million and $15.1 million, respectively, were included in the net investment loss.

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

Our related party transactions are presented in Note 8 to the accompanying condensed consolidated financial statements.

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

Equity Price Risk

As of September 30, 2015, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities. As of September 30, 2015, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $27.5 million, or 2.4%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of September 30, 2015, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of September 30, 2015, our investment portfolio included derivative instruments with underlying exposure to changes in oil and natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of September 30, 2015:

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$12,484	1.1%	$(12,484)	(1.1)%
Natural Gas	(2,411)	(0.2)	2,411	0.2
Oil	4,633	0.4	(4,633)	(0.4)
Total	$14,706	1.3%	$(14,706)	(1.3)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk

Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of September 30, 2015, we had a net foreign currency exposure on GBP denominated loss reserves of £3.0 million. As of September 30, 2015, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.5 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.5 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2015, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2015:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(1,693)	(0.1)%	$1,693	0.1%
British Pound	(1,347)	(0.1)	1,347	0.1
Chinese Yuan	22,151	1.9	(4,128)	(0.4)
Japanese Yen	7,699	0.7	(1,484)	(0.1)
Other	(14)	—	14	—
Total	$26,796	2.4%	$(2,558)	(0.3)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2015:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$13,468	1.2%	$(17,623)	(1.5)%
Interest rate swaps	4,867	0.4	(4,867)	(0.4)
Net exposure to interest rate risk	$18,335	1.6%	$(22,490)	(1.9)%

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Item 1A "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, each as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of September 30, 2015, there have been no other material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Item 1A "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, each as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below details the repurchases that were made under our share repurchase plan during the three months ended September 30, 2015.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2015	360,000	$28.95	360,000	1,500,000
Aug 1 - 31, 2015	113,540	$26.68	113,540	1,386,460
Sept 1 - 30, 2015	—	$—	—	1,386,460
Total	473,540		473,540	1,386,460
(1) Class A ordinary shares.

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. On April 29, 2015, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2016 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of September 30, 2015, 1.4 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
October 23, 2015

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
October 23, 2015