Form 10-K
period 2015-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2016-02-22
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2015 was $869,305,700 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	30,829,333
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of February 19, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 27, 2016 are incorporated by reference in Part III of this annual report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) and include but are not limited to:

●	Our results will likely fluctuate from period to period and may not be indicative of our long-term prospects;

●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;

●	Our investment portfolio may be concentrated in a few large positions which could result in large losses;

●	The property and casualty reinsurance market may be affected by cyclical trends;

●	The effect of emerging claim and coverage issues on our business is uncertain;

●	Rating agencies may downgrade or withdraw either of our ratings;

●	We depend on DME Advisors, LP ("DME Advisors"), to implement our investment strategy;

●	Loss of key executives could adversely impact our ability to implement our business strategy; and

●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

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

Link to Table of Contents

Item 1. BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this annual report on Form 10-K to "the Company," "we," "us," "our" and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Designated Activity Company (1)
Verdant	Verdant Holding Company, Ltd.

(1) During the year ended December 31, 2015, GRIL was re-registered and the entity's legal name was amended from Greenlight Reinsurance Ireland, Limited, to Greenlight Reinsurance Ireland, Designated Activity Company, in accordance with the requirements of the Companies Act 2014 of Ireland and as stipulated by the Central Bank of Ireland for all regulated insurance and reinsurance entities in Ireland.

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

We are a Cayman Islands headquartered global specialist property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. We conduct our reinsurance operations through two licensed and regulated reinsurance entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on the European market and primarily serves clients located in Europe. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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

Link to Table of Contents

approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

●
we focus on offering customized reinsurance solutions to select customers at times and in markets where capacity and alternatives are limited rather than primarily pursuing and participating in broadly available traditional property and casualty opportunities;

●
we aim to build a reinsurance portfolio comprised principally of high frequency and low severity contracts with favorable ultimate economic results measured after all loss payments have been made rather than focusing on interim reported results when losses may be incurred but not yet reported or paid;

●
we generally seek to act as the lead underwriter on a majority of the contracts we underwrite in an effort to obtain greater influence in negotiating pricing, terms and conditions. We may from time to time participate in contracts that have been negotiated and priced by another party. For example, on some longer duration casualty business that is comprised of larger, syndicated reinsurance placements, we may follow the market on these transactions;

●
we maintain a small group of experienced generalist underwriters that are capable of underwriting many lines of property and casualty business rather than a large staff of underwriters, each with an individual, specific focus on certain lines of business;

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

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our traditional competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with DME Advisors LLC ("DME"). Our investment advisor, DME Advisors, is compensated with a fixed annual fee based on assets under management and the joint venture participant, DME, is compensated on the positive performance of our portfolio, subject to a loss carry forward. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors and DME are both controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2016, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

We characterize the reinsurance risks we assume as frequency or severity and aim to balance the risks and opportunities of our underwriting activities by creating a diversified portfolio of both types of businesses, although over the long term we generally have a preference for frequency business.

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

Link to Table of Contents

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

While we intend to continue to add to, and diversify, our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where capacity and alternatives are underserved or constrained;

●	seek clients with appropriate expertise in their line of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with favorable returns on capital over the life of the contract; and

●	strengthen and expand relationships with existing clients.

The following table sets forth our gross premiums written by line of business:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Property
Aviation	$691	0.1%	$391	0.1%	$168	0.0%
Commercial	16,667	3.3	11,529	3.6	9,999	1.9
Energy	2,009	0.4	2,131	0.6	659	0.1
Motor physical damage	34,529	6.9	24,008	7.4	57,952	10.8
Personal	57,495	11.5	64,479	19.9	145,807	27.2
Total Property	111,391	22.2	102,538	31.6	214,585	40.0
Casualty
General liability (1)	28,355	5.6	11,639	3.6	(815)	(0.2)
Marine liability	9,283	1.8	5,120	1.6	1,956	0.4
Motor liability	203,624	40.6	127,858	39.5	253,698	47.4
Professional liability	72,217	14.4	27,009	8.4	29,901	5.6
Total Casualty	313,479	62.4	171,626	53.1	284,740	53.2
Specialty
Financial	7,824	1.6	5,292	1.6	3,498	0.7
Health	56,784	11.3	43,837	13.5	37,094	6.9
Workers’ compensation (1)	12,646	2.5	730	0.2	(4,215)	(0.8)
Total Specialty	77,254	15.4	49,859	15.3	36,377	6.8
	$502,124	100.0%	$324,023	100.0%	$535,702	100.0%

(1)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Link to Table of Contents

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
U.S. and Caribbean	$383,236	76.3%	$275,402	85.0%	$496,949	92.8%
Worldwide (1)	104,336	20.8	31,106	9.6	9,821	1.8
Europe	14,085	2.8	17,432	5.4	28,932	5.4
Asia	467	0.1	83	—	—	—
	$502,124	100.0%	$324,023	100.0%	$535,702	100.0%

(1)	"Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

Additional information about our business is set forth in "Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to our consolidated financial statements included herein.

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

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

●	customized solutions that address the specific business needs of our clients;
●	rapid and substantive responses to proposal and pricing quote requests;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Largest broker	$278,003	55.4%	$161,405	49.8%	$282,337	52.7%
2nd largest broker	110,246	22.0	61,809	19.1	119,117	22.2
3rd largest broker	—	—	40,773	12.6	—	—
	$388,249	77.4%	$263,987	81.5%	$401,454	74.9%

We believe that by maintaining close relationships with brokers, we are able to obtain access to a range of potential clients that meet our criteria. We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior

Link to Table of Contents

representatives of clients and prospective clients. All contract submissions are received, reviewed and approved in our executive offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See "Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations." In addition, we may assume a degree of credit risk of our reinsurance brokers. See "Item 1A. Risk Factors — Risks Related to Our Business — We may be subject to the credit risk of our brokers, cedents and agents."

We believe that diversity in our sources of business helps reduce any potential adverse effects arising out of the termination of any one of our business relationships.

Underwriting and Risk Management

We have established a small team of generalist underwriters and actuaries to operate our reinsurance business. We believe that our underwriters' experience, coupled with our approach to underwriting, allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

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

Act as Lead Underwriter

Typically, one reinsurer acts as the lead underwriter in negotiating principal policy terms and pricing of reinsurance contracts. We aim to act as the lead underwriter for the majority of the aggregate premiums that we underwrite. We believe that lead underwriting is an important factor in achieving long-term success, as lead underwriters typically have greater influence in negotiating pricing, terms and conditions. In addition, we believe that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive opportunities. However, we may from time to time participate in contracts that have been negotiated and priced by another party. For example, on some longer duration casualty business that is comprised of larger, syndicated reinsurance placements, we may follow the market on these transactions.

Alignment of Company and Client’s Interests

We seek to ensure that each contract we underwrite aligns our interests with our client’s interests. Specifically, depending upon the opportunity we may seek to:

Link to Table of Contents

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

We believe that through profit commissions, self-insured retentions, co-participation, reinstatement premiums and other terms within the contract, our clients are provided with an incentive to manage our interests. We believe that aligning our interests with our clients' interests promotes accurate reporting of information, timely settling and management of claims and limits the potential for disputes.

Integrated Underwriting Operations

We implement a "cradle to grave" service philosophy where the same deal team underwrites and oversees each reinsurance contract. We believe this method enables us to best understand the risks and likelihood of loss for any particular contract and to provide superior client service.

Detailed Contract Diligence

We are highly selective in the contracts we choose to underwrite and spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. Where necessary, we conduct or contract for on-site audits or reviews of the clients' underwriting files, systems and operations. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

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

Underwriting Authorities

We use actuarial models that we produce and apply our underwriting guidelines to analyze each reinsurance opportunity before we commit capital. The Underwriting Committee of our Board of Directors, which we refer to as the Underwriting Committee, sets parameters for zonal and aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. Our approach to risk control imposes an absolute loss limit on our natural catastrophic exposures as well as an estimate of probable maximum losses, and we have also established zonal and aggregate limits. We manage all non-catastrophic exposures and other risks by analyzing our maximum loss potential on a contract-by-contract basis. The maximum underwriting authorities, as set by our Underwriting Committee, may be amended from time to time, including as and when our capital base changes.

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

Link to Table of Contents

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

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of "A- (Excellent)" from A.M. Best Company, Inc. ("A.M. Best") or an equivalent rating from a recognized rating service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, letters of credit, regulatory trusts or other collateral in the form of guarantees. As of December 31, 2015, the aggregate amount due from reinsurers from retrocessional coverages represents 1.1% (2014: 4.4%) of our gross outstanding loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2015 and 2014, no provision for uncollectible losses recoverable was considered necessary.

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

Claims Management

Our claims management process begins upon receipt of claims submissions from our clients, which the underwriter reviews for authorization prior to entry and settlement. Additionally, our in-house claims manager is responsible for overseeing the review of claims and providing approval for complex or large claim settlements. We believe this ensures that we pay claims consistently within the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from our executive officers.

Where necessary, we conduct or contract for on-site claims and underwriting audits at cedents and third party claims handlers, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we evaluate and monitor ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

Reserves

Our reserving philosophy is to set reserves to our best estimate of the actual results that stem from the risks underwritten. Our actuaries provide reserving estimates on a quarterly basis calculated to meet our estimated future obligations. We reserve on a transaction by transaction basis. We engage independent external actuaries who review and provide an opinion on these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount we establish as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may also include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

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

Link to Table of Contents

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2015, we had letter of credit facilities with an aggregate capacity of $720.0 million (2014: $760.0 million). As of December 31, 2015, we had issued letters of credit totaling $245.6 million (2014: $273.7 million) to clients. Additionally, as of December 31, 2015, we had pledged $78.6 million (2014: nil) as collateral through trust arrangements. The failure to maintain, replace or increase our letter of credit facilities and trust arrangements on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See "Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient collateral arrangements or to increase our collateral capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy."

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

Ratings

Currently, our reinsurance subsidiaries, Greenlight Re and GRIL are both rated "A (Excellent)" by A.M. Best. On October 23, 2015, A.M. Best affirmed Greenlight Re's rating of "A (Excellent)" but revised the outlook from stable to negative. The "A (Excellent)" rating from A.M. Best is the third highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries' financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See "Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully."

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

Link to Table of Contents

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

Where CIMA believes that a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may direct the licensee to cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with such a CIMA direction may be punishable on summary conviction by a fine of up to 100,000 Cayman Islands dollars (which is approximately US$120,000) or to imprisonment for a term of five years or to both, and on conviction on indictment to a fine of 500,000 Cayman Islands dollars (which is approximately US$600,000) or to imprisonment for a term of ten years or to both and to an additional 10,000 Cayman Islands dollars (which is approximately US$12,000) for every day after conviction that the breach continues.

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

Link to Table of Contents

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the CBI. The Solvency II Directive 2009/138/EC (known as "Solvency II") introduced a new European regulatory regime for insurers and reinsurers and has been transposed into Irish law by the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). GRIL is now authorized to conduct reinsurance business under provisions of the Irish Regulations which became effective on January 1, 2016. GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2015, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2015 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by CBI (collectively the "Irish Insurance Acts and Regulations"). In addition, GRIL is required to meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II, together with European Commission "delegated acts" and guidance issued by the European Insurance and Occupational Pensions Authority, sets out classification and eligibility requirements, including the characteristics required for any capital contribution to qualify as regulatory capital.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies' available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. Effective January 1, 2014 we entered into a second amended and restated agreement (the "venture agreement"), wherein the Company, Greenlight Re, GRIL, and DME have agreed to create a joint venture for the purposes of managing certain jointly held assets. The venture agreement, which replaces the previous agreement dated August 31, 2010, expires on December 31, 2016 and will renew automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement. Simultaneously with the venture agreement, we entered into an investment advisory agreement (the "advisory agreement") with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture. The advisory agreement term period mirrors that of the venture agreement.

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

The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a participant's capital account (other than DME) incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME is not entitled to a performance allocation in a year in which such participant's capital account incurs a loss.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but the advisory agreement does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account, or other accounts that DME Advisors or its affiliates may manage. In addition, DME

Link to Table of Contents

Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro-rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners (collectively the "Greenlight Funds").

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying publicly listed equity securities and corporate debt, selling securities short and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives and other instruments. As of December 31, 2015, DME Advisors was in compliance with our investment guidelines.

Link to Table of Contents

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

●
Concentration of Investments: Other than cash, cash equivalents, United States government obligations and gold, no single investment in the investment portfolio will constitute more than 20% of the portfolio.

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

Link to Table of Contents

Investment Results

Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements:

	December 31
	2015		2014
	($ in thousands)
Debt instruments	$39,087	3.3%	$49,212	3.2%
Equities – listed	890,653	76.2	1,246,427	82.4
Exchange traded funds	15,341	1.3	19,748	1.3
Commodities	98,046	8.4	96,872	6.4
Private and unlisted equity securities	21,037	1.8	18,719	1.2
	1,064,164	91.0	1,430,978	94.5
Funds and cash held with brokers and swap counterparties	120,276	10.3	79,806	5.3
Financial contracts, net	(15,030)	(1.3)	2,579	0.2
Total long investments	$1,169,410	100.0%	$1,513,363	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2015		2014
	($ in thousands)
Equities – listed	$796,054	90.2%	$823,390	75.5%
Exchange traded funds	12,427	1.4	10,838	1.0
Corporate debt – U.S.	—	—	6,064	0.6
Sovereign debt – Non U.S.	74,425	8.4	250,439	22.9
Total short investments	$882,906	100.0%	$1,090,731	100.0%

    DME Advisors also reports the composition of our managed portfolio on a delta adjusted and notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options and other macro positions. In addition, under this methodology, the exposure for total return swaps is reported at full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price.

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors:

	December 31
	2015		2014
	Long %	Short %	Long %	Short %
Debt instruments	1.9%	—%	1.0%	(2.8)%
Equities & related derivatives	86.0	(74.0)	102.1	(64.1)
Private and unlisted equity securities	1.6	—	2.7	—
Total	89.5%	(74.0)%	105.8%	(66.9)%

Link to Table of Contents

As of December 31, 2015, our exposure to gold on a delta adjusted basis was 10.7% (2014: 6.8%).

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2015:

Sector	Long %	Short %	Net %
Basic Materials	7.7%	(4.6)%	3.1%
Consumer Cyclical	26.9	(9.9)	17.0
Consumer Non-Cyclical	0.7	(8.3)	(7.6)
Energy	8.2	(5.9)	2.3
Financial	11.8	(8.8)	3.0
Healthcare	5.0	(13.2)	(8.2)
Industrial	10.8	(9.8)	1.0
Technology	11.2	(13.5)	(2.3)
Utilities	7.2	—	7.2
Total	89.5%	(74.0)%	15.5%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2015:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	25.5%	(24.8)%	0.7%
Large Cap Equity (≥$5 billion and <$25 billion)	29.1	(37.0)	(7.9)
Mid Cap Equity (≥$1 billion and <$5 billion)	26.8	(12.1)	14.7
Small Cap Equity (<$1 billion)	4.6	(0.1)	4.5
Debt Instruments	1.9	—	1.9
Other Investments	1.6	—	1.6
Total	89.5%	(74.0)%	15.5%

Investment Returns

A summary of our consolidated net investment income is as follows:

	Year ended December 31
	2015	2014	2013
	($ in thousands)
Realized gains (losses)	$22,227	$352,133	$122,568
Change in unrealized gains and losses	(265,401)	(187,753)	149,012
Investment related foreign exchange gains (losses)	(3,725)	14,797	44,492
Interest and dividend income, net of withholding taxes	15,313	31,423	22,265
Interest, dividend and other expenses	(31,092)	(38,892)	(47,665)
Investment advisor compensation	(19,246)	(49,133)	(72,532)
Net investment income (loss)	$(281,924)	$122,575	$218,140

Link to Table of Contents

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for the last five years are as follows: (1)

Quarter	2015	2014	2013	2012	2011
1st	(1.8)%	(0.7)%	5.8%	6.5%	(3.4)%
2nd	(1.5)	8.1	2.0	(3.3)	(1.9)
3rd	(14.2)	(3.7)	4.0	8.8	0.1
4th	(4.0)	5.3	6.6	(4.4)	7.6
Full Year	(20.2)%	8.7%	19.6%	7.1%	2.1%

    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns. Actual investment income may vary depending on cash flows into and out of the investment account. Past performance is not necessarily indicative of future results.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have, or may have, objectives similar to ours. Because of the similarity or potential similarity of our investment portfolio to these other client accounts, and because, as a matter of ordinary course, DME Advisors and its affiliates provide their clients, including us, with results of their respective investment portfolios on the last day of each month, those other clients indirectly may have material non-public information regarding our investment portfolio. To address this issue, and to comply with Regulation FD, we present, prior to the start of trading on the first business day of each month, our largest disclosed long positions, a summary of our consolidated net investment returns, information on our long and short exposures and from time to time certain other material information relating to our investment portfolio, on our website, www.greenlightre.ky. DME Advisors may choose not to disclose certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest positions held by us that are disclosed by DME Advisors or its affiliates to their other clients.

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

Employees

As of December 31, 2015, we had 30 full-time employees, 25 of whom were based in Grand Cayman, Cayman Islands and 5 were based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Link to Table of Contents

Additional Information

Our website address is www.greenlightre.ky and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K and quarterly reports on Form 10-Q including XBRL instance documents, current reports on Form 8-K and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

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

Link to Table of Contents

Our competitors include ACE Limited, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with other reinsurers, such as Third Point Reinsurance Ltd., which may have similar investment strategies and may seek similar underwriting opportunities.

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

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See "Item 1A. Risk Factors - Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law."

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

On the majority of premiums we underwrite, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Loss and Loss Adjustment Expense Reserves."

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

Link to Table of Contents

of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. The effects of unforeseen development or substantial government intervention could adversely impact our ability to adhere to our goals.

A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. In October 2015, A.M. Best reaffirmed our financial strength rating of "A (Excellent)" for each of Greenlight Re and GRIL, but amended the outlook from stable to negative. A (Excellent) is the third highest of 15 ratings that A.M. Best issues. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries' financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;

●	if unfavorable financial or market trends impact us;

●	if our actual losses significantly exceed our loss reserves;

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of either reinsurer;

●	if we are unable to retain our senior management and other key personnel; or

●	if our investment portfolio incurs significant losses.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy.

Some of our reinsurance contracts provide the client with the right to terminate the agreement if our A.M. Best ratings are downgraded below certain rating thresholds. We expect that similar provisions will also be included in some contracts in the future. See - "A downgrade in our ratings below specified levels or a significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral."

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

As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to high levels of available underwriting capacity as well as periods when shortages of capacity have permitted favorable premium levels and changes in terms and conditions. The supply of available reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers.

Continued increases in the supply of reinsurance may have consequences for the reinsurance industry generally and for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, less favorable policy terms and conditions and/or lower premium volume.

Link to Table of Contents

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

Our future success depends, to a significant extent, on the efforts of our senior management and other key personnel to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. We could face challenges attracting and retaining personnel in the Cayman Islands and/or in Dublin, Ireland. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, or our inability to hire and retain other key personnel, could prevent us from continuing to implement our business strategy and, consequently, significantly and negatively affect our business.

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer or Chief Actuarial Officer. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

Our ability to implement our business strategy could be adversely affected by Cayman Islands employment restrictions.

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2015 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Such a work permit may be granted or extended on a continuous basis for a maximum period of nine years (after having been legally and ordinarily resident in the Cayman Islands for a period of eight years a person may apply for permanent residence in accordance with the provisions of the Immigration Law) upon showing that, after proper public advertisement, no Caymanian or person of Caymanian status, or other person legally and ordinarily resident in the Cayman Islands who meets the minimum standards for the advertised position is available. The failure of these work permits to be granted or extended could prevent us from continuing to implement our business strategy.

Link to Table of Contents

Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business. We utilize modeling tools to facilitate our pricing, reserving, and risk management tools to manage risks in our reinsurance portfolio. These models help us to control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. These models have been developed internally and in some cases they make use of third party software. The construction of these models and the selection of assumptions requires significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, both of which may be incomplete or may be subject to errors. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

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

Our failure to maintain sufficient collateral arrangements or to increase our collateral capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

We are not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area. Certain jurisdictions, including the United States, do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security measures are implemented. Consequently, certain clients will require us to provide collateral often in the form of a letter of credit, a trust agreement or funds withheld. When we provide collateral, we are customarily required to provide collateral to the letter of credit provider or beneficiary of the trust agreement. Our ability to provide collateral, and the costs at which we provide collateral, are primarily dependent on the composition of our investment portfolio.

Typically, letters of credit are collateralized and trust agreements are funded with fixed-income securities or cash. Banks may be willing to accept our investment portfolio as collateral, but on terms that may be less favorable to us than reinsurance companies that invest solely or predominantly in fixed-income securities. The inability to renew, maintain or obtain letters of credit collateralized by our investment portfolio or fund trust agreements may significantly limit the amount of reinsurance we can write or require us to modify our investment strategy.

Our investment portfolio is used to provide collateral so that letters of credit and trust agreements can be issued. In the event of a decline in the market value of our investment portfolio that results in a collateral shortfall, we have the right, at our option, to reduce the outstanding obligations under the applicable letter of credit facility or trust agreement, to deposit additional collateral or to change the collateral composition in order to cure the shortfall. If the shortfall is not cured within the prescribed time period, an event of default will immediately occur. We will be prohibited from issuing additional collateral until any shortfall is cured.

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

Link to Table of Contents

Any significant consolidation in the financial industry could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results and financial condition could be adversely affected. It is possible that, in the future, rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. Our inability to obtain adequate capital could have a significant and negative effect on our business, financial condition and results of operations.

We may need additional collateral capacity as we grow, and if we are unable to renew, maintain or increase our collateral facilities or are unable to do so on commercially acceptable terms we may need to liquidate all or a portion of our investment portfolio and invest in a fixed-income portfolio or other forms of investment acceptable to our clients and banks as collateral, which could significantly and negatively affect our ability to implement our business strategy.

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

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2015, we had two brokers (2014: three brokers) who each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 77.4% (2014: 81.5%) of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	fund liquidity needs caused by underwriting or investment losses;

●	replace capital lost in the event of significant reinsurance losses or adverse reserve developments or significant investment losses;

●	satisfy collateral requirements that may be imposed by our clients or by regulators;

●	meet applicable statutory jurisdiction requirements;

●	meet rating agency capital requirements; or

●	respond to competitive pressures.

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

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions and other natural or man-made disasters such as acts of war or terrorism, cyber attacks, major aircraft crashes, riots or political unrest. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

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

Link to Table of Contents

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

Our reinsurance balances receivable at December 31, 2015 totaled $187.9 million, which included premiums and ceding commissions receivable, a majority of which are not collateralized. We cannot assure you that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

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

Our functional currency is the U.S. dollar. However, we expect that we will write a portion of our business and receive premiums and pay claims in currencies other than the U.S. dollar. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims in foreign currencies. In addition, DME Advisors may invest a portion of our portfolio in securities or cash denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent any of our foreign currency exposure is not hedged, which could significantly and negatively affect our business. If we do seek to hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that our counterparties to the arrangements fail to perform.

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

Link to Table of Contents

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

Further CIMA may suspend or revoke our license if:

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the "Capital and Solvency Regulations") impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$466.5 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the "Capital Requirements"). As of December 31, 2015, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin of US$18.1 million as of December 31, 2015 as provided for in the Irish Insurance Acts and Regulations. As of December 31, 2015, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.  Solvency II has introduced risk-based solvency requirements which GRIL is required to comply with as of January 1, 2016, including calculating and maintaining a minimum capital requirement and solvency capital requirement.

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

Link to Table of Contents

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

In the United States, the Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of "primarily and predominantly" under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage DME Advisors as our investment advisor, unless we obtained board and shareholder approvals under the Investment Company Act. If DME Advisors were not our investment advisor, we would seek to identify and retain another investment advisor with a value-oriented investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.

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

We currently are admitted to do business in the Cayman Islands and the European Economic Area.  Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our subsidiaries are domiciled require that, among other things, these subsidiaries maintain minimum levels of statutory or regulatory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

More specifically with respect to our Irish subsidiary, European legislation known as "Solvency II", was introduced with effect from January 1, 2016 and governs the prudential regulation of insurers and reinsurers, and requires insurers and reinsurers in Europe to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area. A number of European Commission delegated acts and technical standards have been adopted, which set out more detailed requirements based on the overarching provisions of the Solvency II Directive. However, further delegated acts, technical standards and guidance are likely to be published on an ongoing basis.

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

Link to Table of Contents

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

In addition, governmental authorities worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to the commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. Changes in the laws or regulations to which our subsidiaries are subject or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

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

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement expires on the date on which the venture agreement expires or terminates for any reason. The venture agreement requires that we utilize the advisory services of DME Advisors or its affiliates exclusively until December 31, 2016, subject to limited termination provisions. See "— The venture agreement has limited termination provisions."

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

Link to Table of Contents

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL's investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL's investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2015, we were invested in approximately 101 equity and debt securities and the largest five long and short positions comprised an aggregate of 24% and 21%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

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

Link to Table of Contents

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

Derivative instruments, or derivatives, include futures, options, swaps, structured securities and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may result in a substantial loss, and may potentially expose us to a loss exceeding the original amount invested. Derivatives may also expose us to liquidity and counterparty risk. There may not be a liquid market within which to close or dispose of outstanding derivatives contracts. In the event of the counterparty’s default, we will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts we are contractually entitled to receive.

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

While the performance compensation arrangement provides that losses will be carried forward as an offset against net profits in subsequent periods, DME and DME Advisors generally will not otherwise be penalized for losses or decreases in the value of our portfolio. These performance compensation arrangements may create an incentive for DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.

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

As of December 31, 2015, representatives of DME Advisors (including Mr. Einhorn) sat on the board of Green Brick Partners Inc., whose securities are publicly traded and were included in our portfolio as of December 31, 2015.

Link to Table of Contents

The ability to use "soft dollars" may provide DME Advisors with an incentive to select certain brokers that may take into account benefits to be received by DME Advisors.

DME Advisors is entitled to use so-called "soft dollars" generated by commissions paid in connection with transactions for our investment portfolio to pay for certain of DME Advisors' operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. "Soft dollars" are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. DME Advisors' right to use soft dollars may give DME Advisors an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.

The venture agreement has limited termination provisions.

The venture agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the venture agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The current venture agreement term ends on December 31, 2016 and will automatically renew for successive three-year terms unless at least 90 days prior to the end of the then current term, DME notifies us of its desire to terminate the venture agreement, or Greenlight Re or GRIL notifies DME of their desire to withdraw from the venture agreement. Greenlight Re or GRIL may also withdraw as participants under the venture agreement prior to the expiration of the venture agreement's term at any time only "for cause", which is defined as:

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

Link to Table of Contents

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

Regulatory authorities may, from time-to-time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, we may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions, including, in the event that DME Advisors is required to enter into a borrowing arrangement in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and we are subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions.

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

Link to Table of Contents

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

Link to Table of Contents

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

As of December 31, 2015, David Einhorn owned 16.9% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

Link to Table of Contents

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

Greenlight Capital Re and Greenlight Re are incorporated under the laws of the Cayman Islands, and GRIL is incorporated under the laws of Ireland. These entities intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on Greenlight Capital Re's, Greenlight Re's and/or GRIL’s net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service (the "IRS"), will not successfully assert that Greenlight Capital Re, Greenlight Re and/or GRIL are engaged in a trade or business within the United States.  If the IRS were to successfully assert that Greenlight Capital Re, Greenlight Re, and/or GRIL have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: Greenlight Capital Re, Greenlight Re and/or GRIL may become subject to current United States federal income taxation on its net income from sources within the United States; Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income tax on a portion of its net investment income, regardless of its source; Greenlight Capital Re, Greenlight Re, and/or GRIL may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

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

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes "passive income" or (ii) 50% or more of its assets produce "passive income", or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. If we are unable to underwrite sufficient amount of risks, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

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

Link to Table of Contents

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro-rata share of the CFC’s "subpart F income", even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares (including the ownership limitations described below), will generally prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding Class A ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

In April 2015, the IRS issued proposed regulations that would provide guidance regarding the exclusion of the investment income of a foreign insurance company from the definition of "passive income" for the purposes of the PFIC rules.

Link to Table of Contents

Furthermore, in June 2015, U.S. Senator Ron Wyden, a member of the U.S. Senate Finance Committee, introduced a bill that provides a "bright line" annual test that a foreign company must satisfy in order to qualify as an insurance company for purposes of the insurance company exception to the PFIC rules.

We are monitoring developments with respect to both the IRS proposed regulations and the Wyden bill. At this time, we cannot predict whether or what, if any, regulations will be adopted or legislation will be enacted. If regulations are adopted or legislation enacted that cause us to fail to meet the requirements of the insurance company exception, such failure could have a material adverse effect on the taxation of our shareholders who are U.S. persons. In that event we may undertake changes to the manner in which we conduct our business, which could have a material effect on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under operating lease agreements which will expire on June 30, 2018, unless we renew the leases for an additional five year term. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031 but provides us an option to terminate the lease in 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007 under the symbol "GLRE". The following table sets forth, for the periods indicated, the high and low reported sale price per share of our Class A ordinary shares on the Nasdaq Global Select Market.

	2015		2014
	High	Low	High	Low
First Quarter	$33.23	$30.42	$34.24	$29.97
Second Quarter	$31.91	$29.14	$34.70	$30.83
Third Quarter	$30.05	$22.13	$35.18	$31.55
Fourth Quarter	$25.20	$17.86	$33.87	$30.18

Holders

As of January 31, 2016, the number of holders of record of our Class A ordinary shares was approximately 45, not including beneficial owners of shares registered in nominee or street name who represent approximately 96.9% of the Class A ordinary shares issued and outstanding.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2015, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2015 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

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

Link to Table of Contents

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below details the repurchases that were made under our share repurchase plan during the year ended December 31, 2015.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2015	—	$—	—	2,000,000
February 1 - 28, 2015	—	$—	—	2,000,000
March 1 - 31, 2015	—	$—	—	2,000,000
April 1 - 30, 2015	—	$—	—	2,000,000
May 1 - 31, 2015	—	$—	—	2,000,000
June 1 - 30, 2015	140,000	$30.28	140,000	1,860,000
July 1 - 31, 2015	360,000	$28.95	360,000	1,500,000
August 1 - 31, 2015	113,540	$26.68	113,540	1,386,460
September 1 - 30, 2015	—	$—	—	1,386,460
October 1 - 31, 2015	—	$—	—	1,386,460
November 1 - 30, 2015	—	$—	—	1,386,460
December 1 - 31, 2015	—	$—	—	1,386,460
Total	613,540		613,540	1,386,460
(1) Class A ordinary shares.

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On April 29, 2015, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2016 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares. As of December 31, 2015, 1,386,460 Class A ordinary shares remained authorized for repurchase under the share repurchase plan. The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, as well as our selected historical consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

Link to Table of Contents

	Year ended December 31
	2015	2014	2013	2012	2011
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Income Data
Gross premiums written	$502,124	$324,023	$535,702	$427,844	$397,659
Net premiums earned	408,387	354,240	547,899	466,714	379,775
Net investment income (loss)	(281,924)	122,575	218,140	78,941	23,118
Loss and loss adjustment expenses incurred, net	317,097	234,986	338,493	366,601	241,690
Acquisition costs, net	116,207	107,665	171,872	142,721	138,751
General and administrative expenses	23,434	24,500	20,958	16,755	13,892
Net income (loss)	$(326,425)	$109,592	$225,699	$14,598	$6,769
Earnings (Loss) Per Share Data (1)
Basic	$(8.90)	$2.94	$6.13	$0.40	$0.19
Diluted	(8.90)	2.89	6.01	0.39	0.18
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,670,466	37,242,687	36,838,128	36,702,128	36,548,466
Diluted	36,670,466	37,874,387	37,585,167	37,361,338	37,286,454
Selected Ratios (based on U.S. GAAP Consolidated Statement of Income data)
Loss ratio (2)	77.6%	66.3%	61.8%	78.5%	63.6%
Acquisition cost ratio (3)	28.5%	30.4%	31.4%	30.6%	36.5%
Internal expense ratio (4)	4.5%	6.0%	3.2%	2.8%	2.8%
Corporate expense ratio (5)	1.2%	0.9%	0.6%	0.8%	0.9%
Combined ratio (6)	111.8%	103.6%	97.0%	112.7%	103.8%

Prior to January 1, 2015, non-investment related foreign exchange gains and losses were recorded under general and administrative expenses. Effective January 1, 2015, the presentation has been modified and any non-investment related foreign exchange gains or losses are now recorded under "other income (expense), net" in the consolidated statements of income. Therefore, the general and administrative expenses, corporate expense ratios and combined ratios for prior periods have been reclassified in the above table to conform to the current year presentation.

Link to Table of Contents

	December 31
	2015	2014	2013	2012	2011
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$1,064,164	$1,430,978	$1,393,679	$1,177,928	$1,030,146
Cash and cash equivalents	112,162	12,030	3,722	21,890	42,284
Restricted cash and cash equivalents	1,236,589	1,296,914	1,334,074	1,206,837	957,462
Total assets	2,712,522	2,995,292	3,095,276	2,722,753	2,343,488
Securities sold, not yet purchased, at fair value	882,906	1,090,731	1,111,690	908,368	683,816
Due to prime brokers	396,453	211,070	314,702	326,488	260,359
Loss and loss adjustment expense reserves ^	305,997	264,243	329,894	356,470	241,279
Unearned premium reserves	211,954	128,736	173,057	188,185	225,735
Total liabilities	1,863,749	1,801,251	2,008,972	1,862,343	1,497,790
Total equity	848,773	1,194,041	1,086,304	860,410	845,698
Adjusted book value* (7)	825,391	1,165,151	1,051,595	821,708	803,103
Diluted adjusted book value* (8)	836,944	1,184,779	1,067,623	840,683	821,318
Ordinary shares outstanding
Basic	37,027,467	37,384,543	37,046,814	36,702,128	36,538,149
Diluted (9)	37,744,807	38,516,460	38,257,545	38,193,418	38,007,149
Per Share Data
Basic adjusted book value per share* (10)	$22.29	$31.17	$28.39	$22.39	$21.98
Fully diluted adjusted book value per share* (11)	22.17	30.76	27.91	22.01	21.61

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
(5)
The corporate expense ratio is the ratio of corporate expenses to net premiums earned. Corporate expenses include expenses relating to Greenlight Capital Re being a publicly listed entity and certain non-core operating expenses.

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2015, 2014 and 2013 and financial condition as of December 31, 2015 and 2014. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

Outlook and Trends

The reinsurance industry has experienced significant consolidation in the last several years, fueled by many traditional participants with excess capital looking to strengthen their positions in their core markets and boost their investment returns in a low interest rate environment. We believe further consolidation will likely continue but do not believe that consolidation will result in a significant reduction in total capital within the industry. Rather, we expect the industry consolidation to create concentrations of capital in fewer, larger participants, and that with a reduction in the number of competitors in the industry, pricing may partially stabilize. Further, while some opportunities may become available on an attractive basis to only the largest reinsurance companies in the industry, we believe that the consolidation trend may create new opportunities for us if more capacity becomes available as a result of the industry consolidating.

We do not believe that the over-capitalization of the market is uniform across all industry participants and there are many insurers and reinsurers with lower financial security profiles than ours that have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance offering and our differentiated underwriting strategy positions us well to compete for new, targeted business in niche areas that we know and service well.

A key part of our underwriting strategy is to identify and partner with companies that have suffered dislocation. Accordingly, given declining or flat investment earnings for fixed income investors, resulting from a prolonged low interest rate environment, we believe underwriting opportunities may increase, which we intend to pursue where we believe pricing is economically rational. Conversely, if attractive opportunities are not available on economically rational terms, we anticipate that we will seek to maintain or even reduce premium writings rather than accept mispriced risk in order to conserve our capital for a more opportune environment. We believe that significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.

During 2015, we experienced more success in closing targeted new business opportunities, especially new transactions with existing partners, than we have experienced in the prior two fiscal years. For specific information regarding our gross written premium by area of business as at December 31, 2015, 2014 and 2013, please refer to the table in Note 15 of the consolidated financial statements. Additionally, several of our renewal clients experienced growth in their portfolios, which, in turn, resulted in growth of the premium ceded under our transactions with these clients in 2015. In particular:

Link to Table of Contents

•
We observed stability and favorable trends in our underlying rates and profitability for our non-standard automobile business. We continue to believe we are achieving acceptable risk adjusted returns on this business and expect to have a high concentration of premium in this line for the foreseeable future.

•
We observed an increase in the size of the U.S. health stop loss market as employers seek to control their health care costs by moving from first dollar health care plans subject to the Affordable Care Act. We believe that the majority of this growth has been absorbed by large carriers that elect to not purchase reinsurance. However, we have seen growth in the portion of the market controlled by managing general underwriters that rely heavily on quota share reinsurance and we expect to modestly increase our market share in this line for the foreseeable future.

•
We note that pricing for property catastrophe retro and other property catastrophe business is under severe competitive pressure and we believe much of the business in the market is being priced below the expected losses. As such, in 2015 we have decreased, and expect to continue to decrease, our focus in this line of business unless there is a market changing event that improves expected profitability.

•
Our specialty casualty business is comprised of larger, syndicated reinsurance placements for general casualty and professional liability. For most of this business, we are not a lead underwriter and, instead are following the market on these transactions. This business has a longer duration of claim payments than business we have historically written, which leads to a build-up of reserves and exposure over a longer period of time. We expect this portion of our business to grow modestly in 2016.

•
We also observed a decrease in the underlying rates and profitability for Florida Homeowners business. If rates and expected profitability continue to decline, we would expect to further decrease the premiums written in this line.

On October 23, 2015 A.M. Best affirmed Greenlight Re's rating of "A (Excellent)" but revised the outlook from stable to negative. We do not expect any of our current business to be affected due to strong client relationships and our capital position; however, there is the potential for new business generation in the rating sensitive areas of the market to be adversely impacted.

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

Our investment portfolio had a net long exposure of 15.5% as of December 31, 2015. Our goal for 2016 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite a Federal Reserve interest rate increase in December, monetary policy remains very accommodative globally.  Additionally, there are many global economic and political risks that are coming to the forefront. Global equity markets have had a difficult start in 2016 with many global market indices falling, and volatility rising.  Given the current investment environment, we judge it appropriate to maintain comparatively lower gross and net equity exposures and to hold a significant position in gold and other macro positions.

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

Link to Table of Contents

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

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which is typically three years. For restricted stock awards and restricted stock units, we calculate compensation cost using the grant date fair value of each award and expense the stock awards over their vesting period, which is typically three years for employees and one year for directors.

Link to Table of Contents

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

Investments. Our investments in debt and equity securities that are classified as "trading securities" are carried at fair value in accordance with U.S. GAAP. The fair values of the listed equities are derived based on the last reported price on the balance sheet date as reported by a recognized exchange. The fair values of listed equities that have restrictions on sale or transfer which expire within one year, are determined by adjusting the observed market price of the equity using a liquidity discount based on observable market inputs. The fair values of debt instruments are generally derived based on the average of

Link to Table of Contents

multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable.

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

Financial contracts which include total return swaps, credit default swaps, options, futures and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Fair values on total return swaps are based on the underlying security’s fair value which is obtained from closing prices on a recognized exchange (for equity or commodity swaps), or from market makers or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes taking into account credit spreads on identical contracts. Our exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For over the counter ("OTC") options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves. Our loss and loss adjustment expense reserves are comprised of:

●	case reserves resulting from claims notified to us by our clients;
●	incurred but not reported ("IBNR") losses; and
●	estimated loss adjustment expenses.
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

Link to Table of Contents

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

●
Frequency / Severity Method. We estimate ultimate losses under this method by multiplying the ultimate number of claims (i.e. the frequency), by the estimated ultimate average cost per claim (i.e. the severity). By analyzing claims experience by its frequency and severity components, we are able to examine trends and patterns in the rates of claims emergence (i.e. reporting) and settlement (i.e. closure) as well as in the average cost of claims. The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately rather than in the total losses.

Link to Table of Contents

In addition, we supplement our analysis with other reserving methodologies that we deem to be relevant to specific contracts.

For each contract, we utilize such reserving methodology that our actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. We use various actuarial methods to provide data point estimates to aid us in our estimation of reasonable and adequate loss reserves. In setting our reserves, we do not select a range of estimates that may be subject to adjustment. We analyze reserves on a contract by contract basis and do not reserve based on aggregated product lines. Whether we use one methodology, a combination of methodologies or all methodologies depends upon the contract and the judgment of the actuaries responsible for the contract. We do not have a set weighting of the various methods we use. Certain of the methods we consider are more appropriate depending on the type and structure of the contract, how mature is the contract, and the duration of the expected paid losses on the contract. For example, the data estimation for contracts that are relatively new and therefore have little paid loss development is more appropriately considered using the Bornhuetter-Ferguson Reported Loss Method than a paid loss development method.

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

Additionally, we contract with a third-party actuarial firm to perform a quarterly reserve review and to annually opine on the reasonableness and adequacy of our aggregate loss reserves. We provide our external actuary with our pricing models, reserving analysis and any other data they may request. Additionally, the actuarial firm may inquire as to the various assumptions and estimates that we may use in our reserving analysis. The external actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information that we may be asked to provide as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a reserve estimate for each contract in our portfolio and provides us with an aggregate recommended loss reserve, including IBNR. If there are material differences between our aggregate booked reserves and the actuarial firm’s recommended reserves, we review the differences and make any necessary adjustments to the booked reserves. To date there have been no material differences resulting from the external actuary's reviews requiring adjustments to our booked reserves.

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

Calendar Year	Effect on prior year reserves	Effect on net income
($ in thousands)
2015	$50,301 increase	$50,301 decrease
2014	18,229 increase	18,229 decrease
2013	6,120 decrease	6,120 increase
2012	56,898 increase	56,898 decrease
2011	26,015 increase	26,015 decrease
2010	8,678 increase	8,678 decrease
2009	7,597 decrease	7,597 increase
2008	11,988 decrease	11,988 increase
2007	1,077 decrease	1,077 increase

Link to Table of Contents

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

Results of Operations

Years ended December 31, 2015, 2014 and 2013

For the year ended December 31, 2015, we reported net loss of $326.4 million, compared to net income of $109.6 million reported for the year ended December 31, 2014. Our investment portfolio reported net loss of $281.9 million, or a return of (20.2)%, for the year ended December 31, 2015, compared to net investment income of $122.6 million, or a return of 8.7%, for the same period in 2014. The underwriting loss before general and administrative expenses for the year ended December 31, 2015 was $24.9 million, compared to underwriting income of $11.6 million reported for the year ended December 31, 2014. The underwriting loss for the 2015 fiscal year was driven by adverse loss development relating to construction defect losses on legacy

Link to Table of Contents

general liability contracts written during the 2008 to 2011 underwriting years. For the year ended December 31, 2015, our overall composite ratio was 106.1% compared to 96.7% for the year ended December 31, 2014. General and administrative expenses decreased for the year ended December 31, 2015 to $23.4 million from $24.5 million for the year ended December 31, 2014, primarily as a result of lower quantitative bonuses accrued relating to prior underwriting years, partially offset by non-recurring professional fees incurred during the year.

The poor investment performance during 2015 was primarily the result of losses experienced on three equity securities (CONSOL Energy, Micron Technology, and SunEdison) which were among our largest long positions. This coupled with very few securities that reported gains during the year, combined to result in the large investment loss reported during 2015.

The poor underwriting performance of certain contracts that were written between 2008 and 2011, and are currently in run-off, have had a negative impact on our recent reported financial results. The below graph presents our underwriting results reported during each of the fiscal accounting years from 2007 to 2015 compared to the underwriting results for each of those underwriting years. This graph shows that while accounting results have been negatively impacted in recent periods, particularly from adverse loss development on contracts written during the 2009 and 2010 underwriting years, the underlying business written in the more recent years has been profitable and the contracts written since 2012 are performing well.

For the year ended December 31, 2014, we reported net income of $109.6 million, compared to net income of $225.7 million reported for the year ended December 31, 2013. Our investment portfolio reported net income of $122.6 million, or a return of 8.7%, for the year ended December 31, 2014, compared to net investment income of $218.1 million, or a return of 19.6%, for the same period in 2013. The underwriting income before general and administrative expenses for the year ended December 31, 2014 was $11.6 million, compared to underwriting income of $37.5 million reported for the year ended December 31, 2013. The decrease in underwriting income was driven by adverse loss development on prior year contracts and to a lesser extent by lower volume of premiums earned during 2014 compared to 2013. By comparison, the 2013 underwriting income included a reversal of $12.4 million of loss reserves (net of reinstatement premiums) relating to super-storm Sandy due to revised loss estimates recorded during 2013. For the year ended December 31, 2014, our overall composite ratio was 96.7% compared to 93.2% for the year ended December 31, 2013. General and administrative expenses increased for the year ended December 31, 2014 to $24.5 million from $21.0 million for the year ended December 31, 2013, primarily as a result of higher quantitative bonuses accrued relating to the 2012, 2013 and 2014 underwriting years.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the year ended December 31, 2015, the fully diluted adjusted book value per share decreased by $8.59 per share, or 27.9%, to $22.17 per share from $30.76 per share at December 31, 2014. For the year ended December 31, 2015, the basic adjusted book value per share decreased by $8.88 per share, or 28.5%, to $22.29 per share from $31.17 per share at December 31, 2014.

Link to Table of Contents

For the year ended December 31, 2014, the fully diluted adjusted book value per share increased by $2.85 per share, or 10.2%, to $30.76 per share from $27.91 per share at December 31, 2013. For the year ended December 31, 2014, the basic adjusted book value per share increased by $2.78 per share, or 9.8%, to $31.17 per share from $28.39 per share at December 31, 2013.

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

	December 31, 2015	December 31, 2014	December 31, 2013
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$848,773	$1,194,041	$1,086,304
Less: Non-controlling interest in joint venture	(23,382)	(28,890)	(34,709)
Basic adjusted book value per share numerator	825,391	1,165,151	1,051,595
Add: Proceeds from in-the-money stock options issued and outstanding	11,553	19,628	16,028
Fully diluted adjusted book value per share numerator	$836,944	$1,184,779	$1,067,623
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,027,467	37,384,543	37,046,814
Add: In-the-money stock options and RSUs issued and outstanding	717,340	1,131,917	1,210,731
Fully diluted adjusted book value per share denominator	37,744,807	38,516,460	38,257,545
Basic adjusted book value per share	$22.29	$31.17	$28.39
Fully diluted adjusted book value per share	$22.17	$30.76	$27.91

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Frequency	$464,376	92.5%	$295,861	91.3%	$512,096	95.6%
Severity	37,748	7.5	28,162	8.7	23,606	4.4
Total	$502,124	100.0%	$324,023	100.0%	$535,702	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

Year ended December 31, 2015

Link to Table of Contents

During 2015, our gross premiums written increased by $178.1 million, or 55.0%, compared to the year ended December 31, 2014. For the year ended December 31, 2015, our frequency gross premiums written increased by $168.5 million, or 57.0%, compared to the same period in 2014. The increase was primarily driven by new contracts bound during 2015 and premium growth on existing contracts renewed during 2015.

The gross premiums written for motor liability (including motor physical damage) increased by $86.3 million during the year ended December 31, 2015 compared to the same period in 2014. The increase was partially a result of higher premiums on an existing private passenger motor contract which was renewed during 2015. New motor contracts written during 2015 also contributed partially to the increase in motor liability gross premiums written. The frequency gross premiums written for professional liability increased by $41.3 million during the year ended December 31, 2015, compared to the same period in 2014, as a result of new quota share casualty contracts bound during 2015 and during the second half of 2014. The frequency gross premiums written for specialty health, general liability, workers' compensation, and commercial property lines increased by $12.9 million, $13.5 million, $11.9 million, and $7.5 million, respectively, as a result of new quota share contracts written during 2015 and the latter half of 2014. Other lines of business also reported increases in gross written premiums with financial, marine, aviation and energy, in the aggregate, accounting for $5.5 million of the increase in gross written premiums during the year ended December 31, 2015 compared to the same period in 2014. The increase in gross premiums written were partially offset by a $11.6 million decrease in the personal property line for the year ended December 31, 2015. The decrease was primarily a result of a Florida homeowners' contract which expired during 2015 and was not renewed.

For the year ended December 31, 2015, severity premiums written increased by $9.6 million, or 34.0%, compared to the same period in 2014, primarily due to new severity contracts written during 2015 which accounted for a $14.7 million increase in severity gross premiums written. Additionally, a multi-year severity quota share contract written during the second half of 2014 contributed $7.6 million of the increase in severity premiums written for the year ended December 31, 2015. The increases were partially offset by a net decrease of $10.1 million relating to property catastrophe contracts that expired and were not renewed or were renewed at a lower premium volume during 2015. For the year ended December 31, 2015, the severity premiums reported were net of return premiums of $2.5 million relating to an excess of loss catastrophe contract. This contract was previously expected to incur a loss and we had recorded a loss reserve which had triggered an additional premium. During the year ended December 31, 2015, we were informed that losses incurred by the cedent on this contract would not breach into our layer and as a result the additional premium was reversed along with the loss reserve, and a corresponding profit commission expense was recorded during 2015.

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
For the year ended December 31, 2014, the frequency gross premiums written decreased by $216.2 million, or 42.2%, primarily relating to the motor line (physical damage and liability) and personal property line. The motor line gross premiums written decreased by $137.0 million relating to a private passenger motor contract that we terminated at the end of 2013 on a run-off basis. Additionally, our remaining private passenger motor contracts reported a decrease of $24.3 million in gross premiums written during 2014, compared to the same period in 2013, due to competitive pricing pressure on the underlying premiums written by the insurers. The personal property line frequency gross premiums written decreased by $78.3 million, primarily relating to a decrease in our share of the Florida homeowners' contracts which renewed during 2014, with the cedents choosing to retain a larger share on the renewed contracts compared to the expiring contracts. The decrease in frequency gross premiums written was partially offset by a number of new contracts entered into relating to the general liability, specialty health and workers' compensation lines of business.
For the year ended December 31, 2014, the increase in severity gross premiums written of $4.6 million, or 19.3%, compared to the same period in 2013 was primarily due to new and renewed severity contracts written during 2014, including excess of loss and multi-line property and casualty retrocession contracts.

Premiums Ceded

For the years ended December 31, 2015, 2014 and 2013, retrocessional premiums ceded were $9.0 million, $13.5 million and $2.8 million, respectively. For the year ended December 31, 2015, the decrease in ceded premiums compared to the same period in 2014 was partially due to a retroceded contract for catastrophic risk protection that expired at the end of 2014 and was not renewed. However, in the first quarter of 2015, we purchased an industry loss warranty derivative contract ("ILW") to reduce our net exposure to natural peril catastrophe events. In accordance with U.S. GAAP, the ILW is recorded as a weather derivative

Link to Table of Contents

swap and the cost of the ILW is amortized over the risk period and recorded in the consolidated statements of income as "other income (expense), net" and not as part of premiums ceded. For the year ended December 31, 2015, the ILW amortization expense was $2.3 million.

For the year ended December 31, 2014, our ceded premiums increased by $10.7 million partially relating to a retrocession contract purchased during 2014 in order to reduce our net exposure to natural peril catastrophe events, and partially relating to higher premiums on the inward contracts which were proportionally retroceded to entities affiliated with the ceding insurers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Frequency	$455,375	92.3%	$286,121	92.1%	$509,316	95.6%
Severity	37,748	7.7	24,409	7.9	23,606	4.4
Total	$493,123	100.0%	$310,530	100.0%	$532,922	100.0%

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

Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Frequency	$380,565	93.2%	$330,617	93.3%	$529,779	96.7%
Severity	27,822	6.8	23,623	6.7	18,120	3.3
Total	$408,387	100.0%	$354,240	100.0%	$547,899	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

Year ended December 31, 2015
For the year ended December 31, 2015, the frequency net premiums earned increased by $49.9 million, or 15.1%, compared to the same period in 2014. The increase was primarily as a result of the motor liability and physical damage business which increased by $41.0 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to an increase in volume of underlying premiums earned on private passenger motor contracts in effect during the current period. Our professional lines premiums earned increased primarily due to new contracts entered into during 2015 and the second half of 2014 which contributed $29.7 million of the increase. The increase in professional liability premiums earned was partially offset by a decrease of $11.3 million relating to solicitors' professional indemnity business due to a lower volume of underlying business written by the cedents. Additionally, the general liability, specialty health and workers' compensation premiums earned increased by $11.1 million, $7.9 million and $4.5 million respectively, during the year ended December 31, 2015 as a result of new contracts entered into during 2015 and the second half of 2014. New contracts entered in other lines of business also contributed to increases in premiums earned with marine, financial and commercial property, in the aggregate, accounting for $6.6 million of the increase in net premiums earned during the year ended December 31, 2015. The increases in premiums earned were partially offset by a $40.7 million decrease in personal property premiums partly due to a Florida homeowners' contract not renewed upon

Link to Table of Contents

expiration during 2015, and partly due to a lower share on other Florida homeowners' contracts in effect during the current period compared to the same period in 2014.

For the year ended December 31, 2015, the severity net premiums earned increased by $4.2 million, or 17.8%, compared to the same period in 2014. The increase was a net impact of new and renewed severity quota share contracts entered into during 2015 and the latter half of 2014, partially offset by severity contracts that expired and were not renewed or renewed with a smaller share during 2015. For the year ended December 31, 2015, the reported severity premiums earned were net of $2.5 million of return premiums relating to an excess of loss catastrophe contract. This contract was previously expected to incur a loss into our layer, resulting in an additional premium being recorded. During the year ended December 31, 2015, we were informed by the client that the loss will not breach into our layer. As a result, we reversed the additional premium along with the loss reserve and recorded a profit commission expense. Additionally, the severity premiums earned for the year ended December 31, 2015 appear higher than the comparable period in 2014 because the 2014 earned premiums were net of $3.8 million expense relating to a retroceded contract for catastrophic risk protection which was not renewed in 2015. Instead during 2015, we purchased an ILW contract which, in accordance with U.S. GAAP, was recorded as a weather derivative swap and the cost of the ILW was recorded in the consolidated statements of income as "other income (expense), net". For the year ended December 31, 2015, the ILW amortization expense was $2.3 million.

Year ended December 31, 2014
For the year ended December 31, 2014, the frequency net premiums earned decreased by $199.2 million, or 37.6%, compared to the same period in 2013. The decrease was primarily attributed to a private passenger motor contract terminated at the end of 2013 which accounted for $159.5 million of the decrease. Additionally, the volume of premiums earned on other private passenger motor contracts decreased by $13.9 million, compared to the same period in 2013. This decrease was due to a reduction in earned premiums reported during 2014 resulting from competitive pricing pressure on the underlying premiums written by the insurers. The personal line premiums earned decreased by $40.1 million during 2014, compared to the same period in 2013 primarily due to the explanation provided above for gross premiums written. Other decreases in net premiums earned related to the workers' compensation line and the general liability line which decreased by $11.1 million and $2.4 million, respectively, primarily as a result of certain multi-line contracts terminated during 2013. The decreases in frequency net premiums earned were partially offset by net premiums earned on new contracts and increases in the volume of underlying business in other lines including $10.3 million relating to professional liability contracts and $3.0 million relating to specialty health contracts.
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

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Frequency	$314,459	99.2%	$231,185	98.4%	$347,217	102.6%
Severity	2,638	0.8	3,801	1.6	(8,724)	(2.6)
Total	$317,097	100.0%	$234,986	100.0%	$338,493	100.0%

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

Link to Table of Contents

Year ended December 31 2015
For the year ended December 31, 2015, the total net losses incurred on frequency contracts increased by $83.3 million, or 36.0%, compared to the same period in 2014. The increase was driven primarily by $51.6 million of additional loss reserves recorded during the year ended December 31, 2015 on two legacy general liability contracts that are currently in run-off. One of the general liability contracts, which was in effect from 2008 to 2011, included general contractors' liability with the majority of exposure relating to single-family homes. During 2015, we completed an in-depth analysis, with the assistance of a third party expert, of the construction defect claims reported and the potential for claims not yet reported on this contract. Based on this assessment, we revised the actuarial methodology used for reserving these claims, which resulted in an increase in IBNR reserves of $36.9 million recorded in the third quarter of 2015. The other general liability contract, which was written in 2010, included general contractors' liability with the majority of exposure relating to construction defect claims in the western United States. During the second quarter of 2015, we experienced adverse development on known claims, which caused us to re-evaluate the expected value of known claims as well as the value of claims still to be filed. Additionally, we re-evaluated the claims handling costs associated with this contract and increased our provision for case reserves, IBNR reserves and the cost of claims handling by $14.7 million during the second quarter of 2015. We have reviewed all other contracts and do not believe that any other contract has similar exposure. Some of our prior years' Florida homeowners' contracts also contributed to the increase in losses incurred due to unfavorable loss development of $9.3 million (see Note 7 of the consolidated financial statements for details). The remainder of the increase in incurred losses related primarily to the higher earned premiums recorded for the year ended December 31, 2015 compared to the same period in 2014.

For the year ended December 31, 2015, the losses incurred on severity contracts decreased by $1.2 million, primarily due to the elimination of $5.1 million of loss reserves resulting from favorable loss development on an excess of loss contract. The decrease in severity losses incurred was partially offset by an increase related to the mix of severity business.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year ended December 31
	2015	2014	2013
Frequency	82.6%	69.9%	65.5%
Severity	9.5%	16.1%	(48.1)%
Total	77.6%	66.3%	61.8%

The higher frequency loss ratio for the year ended December 31, 2015 primarily related to the adverse loss development on the general liability contracts discussed above. Excluding the affected general liability contracts, the loss ratio for frequency business for the year ended December 31, 2015 was 69.1%. The loss ratio for the Florida homeowners' insurance contracts also increased during the year ended December 31, 2015 due to unfavorable loss development primarily as a result of sinkhole claims, higher than anticipated water damage claims from rainstorms and an increase in the practice of "assignment of benefits" whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters which led to increases in the frequency of claims reported as well as the severity of loss adjustment expenses. The increase in the loss ratio for the year ended December 31, 2015 was partially offset by a lower loss ratio on specialty health contracts due to no adverse losses developing on the employers' medical stop-loss contracts in the current period compared to adverse losses recorded during the comparable period in 2014. The loss ratio for professional liability line was also lower for the year ended December 31, 2015 compared to the same period in 2014 due to a shift in the mix of business from predominantly solicitors' indemnity contracts to a more diversified professional liability book of business.

The severity loss ratio for the year ended December 31, 2015 reflects the elimination of $5.1 million of loss reserves on an excess of loss contract entered into in 2008. Excluding this contract, the severity loss ratio for the year ended December 31, 2015 was 25.4% compared to 16.1% for the same period in 2014. This increase in severity loss ratio was due to the change in mix of severity business with a higher proportion of quota share severity contracts in effect during the year ended December 31, 2015 compared to the same period in 2014.

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

Link to Table of Contents

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

For the years ended December 31, 2014 and 2013, the loss ratios for our frequency business were 69.9% and 65.5%, respectively. The higher loss ratio for the year ended December 31, 2014 was due to adverse loss development relating to prior period general liability, commercial motor, solicitors' professional liability and employers' medical stop-loss contracts. Additionally, the loss ratio on the motor line was also higher primarily due to current year private passenger motor contracts reporting higher expected loss ratios compared to the prior year contracts. The increase in the loss ratio for the year ended December 31, 2014 was partially offset by a lower loss ratio for the general liability line due to a decrease in the amount of adverse loss development during 2014, compared to the adverse loss development during 2013.

For the years ended December 31, 2014 and 2013, the loss ratios for our severity business were 16.1% and (48.1)%, respectively. During the year ended December 31, 2014 our severity business was not impacted by any major catastrophe events. The net losses incurred on severity contracts was $3.8 million for the year ended December 31, 2014, and primarily related to attritional loss reserves on certain excess of loss contracts. The negative loss ratio of (48.1)% for the comparable year ended December 31, 2013 was due to the reversal of loss reserves relating to super-storm Sandy. Excluding the effect of that loss reserve reversal (and the corresponding reversal of reinstatement premiums), the severity loss ratio for the year ended December 31, 2013 was 29.9%, which included a $4.0 million increase in loss reserves on a casualty clash contract.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Year ended December 31
		2015			2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$274,713	$(9,851)	$264,862	$303,272	$(9,695)	$293,577	$355,275	$(7,386)	$347,889
Change in loss and loss adjustment expense reserves	44,080	8,155	52,235	(63,897)	5,306	(58,591)	(27,019)	17,623	(9,396)
Total	$318,793	$(1,696)	$317,097	$239,375	$(4,389)	$234,986	$328,256	$10,237	$338,493

For the year ended December 31, 2015, our net loss reserves on prior period contracts increased by $50.3 million primarily related to adverse loss development on general liability contracts relating to construction defect claims. For the year ended December 31, 2014, our net loss reserves on prior period contracts increased by $18.2 million, which primarily related to adverse loss development on general liability, commercial motor, solicitors' professional liability and employers' medical stop-loss businesses, partially offset by favorable loss development on private passenger automobile business. For the year ended December 31, 2013, our net loss reserves relating to prior period contracts decreased by $6.1 million, which was partially due to the elimination of reserves relating to super-storm Sandy, and partially due to the favorable loss development on the private passenger automobile, commercial motor and personal property businesses. The decrease was partially offset by adverse loss development on the general liability and casualty clash businesses.
For further details on prior period loss developments, please refer to Note 7 "Loss and loss adjustment expense reserves" of the consolidated financial statements.

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

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Frequency	$106,411	91.6%	$103,008	95.7%	$168,109	97.8%
Severity	9,796	8.4	4,657	4.3	3,763	2.2
Total	$116,207	100.0%	$107,665	100.0%	$171,872	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. Acquisition cost as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year ended December 31
	2015	2014	2013
Frequency	28.0%	31.2%	31.7%
Severity	35.2%	19.7%	20.8%
Total	28.5%	30.4%	31.4%

Year ended December 31 2015
The decrease in the frequency acquisition cost ratio for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to Florida homeowners' insurance contracts that contain sliding scale ceding commissions which decreased during the year ended December 31, 2015 as a result of adverse loss development on those contracts. Additionally, the private passenger motor contracts in force during 2015 reported lower ceding commissions than the prior year which also contributed to a lower frequency acquisition cost ratio for the year ended December 31, 2015. The decrease in acquisition cost ratio was partially offset by the change in mix of professional liability contracts which carry higher ceding commission rates than the predominantly solicitors' professional indemnity contracts in force during the year ended 2014.

The higher severity acquisition cost ratio for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to profit commissions of $3.4 million recorded on an excess of loss contract during 2015. These profit commissions were triggered by the elimination of loss reserves on this contract based on updated information received from the insurer. There were no other significant changes in acquisition costs during the year ended December 31, 2015.

Year ended December 31 2014
For the year ended December 31, 2014, the slightly lower frequency acquisition cost ratio compared to the same period in 2013 was related to a combination of decreases in specialty health, professional liability and workers' compensation lines, partially offset by increases in general liability and personal property lines. Acquisition cost ratio for the motor line remained unchanged due to the lower ceding commissions on the in-force private passenger contracts being entirely offset by an increase in sliding scale commission adjustments from the favorable loss development on prior period private passenger contracts.

For the year ended December 31, 2014, the acquisition cost ratios for severity business was slightly lower than the same period in 2013 due to the impact of reinstatement premiums reversed during 2013 relating to super-storm Sandy with no corresponding reversal of commissions. Excluding the impact of this reversal, the 2013 severity acquisition cost ratio was 18.0%. The acquisition cost ratio on the new severity contracts written during 2014 was higher due to a change in mix of business. During the year ended 2014, we wrote several new severity quota share contracts which had higher ceding commissions than the catastrophe excess of loss contracts written during 2013.

Link to Table of Contents

General and Administrative Expenses

Our total general and administrative expenses for the years ended December 31, 2015, 2014 and 2013, were $23.4 million, $24.5 million, and $21.0 million, respectively. General and administrative expenses for the years ended December 31, 2015, 2014 and 2013 included $4.3 million, $4.0 million and $3.8 million, respectively, for the expensing of the fair value of stock options, RSUs and restricted stock granted to employees and directors.

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2015	2014	2013
	($ in thousands)
Internal expenses	$18,476	$21,341	$17,683
Corporate expenses	4,958	3,159	3,275
General and administrative expenses	$23,434	$24,500	$20,958

Internal expenses include all general and administrative expenses except for corporate expenses. Corporate expenses included those expenses directly related to being a publicly listed entity and certain non-core operating expenses. Prior to 2015, corporate expenses also included non-investment related foreign exchange gains and losses. Effective from January 1, 2015, the presentation was modified and any non-investment related foreign exchange gains and losses are now presented on the consolidated statements of income under the caption "other income (expenses), net". As a result, foreign exchange gain of $2.6 million and loss of $0.8 million that were previously included in corporate expenses for the years ended December 31, 2014 and 2013, respectively, have been reclassified to "other income (expense), net", to conform to the current period presentation. For the year ended December 31, 2015, a foreign exchange gain of $0.03 million was included in "other income (expense), net".

For the year ended December 31, 2015, internal expenses decreased primarily due to a decrease in bonuses relating to prior underwriting years. The increase in corporate expenses for the year ended December 31, 2015, compared to the same period in 2014, was mainly due to non-recurring professional fees incurred during 2015.

For the year ended December 31, 2014, the increase in internal expenses was primarily related to higher underwriting quantitative bonuses estimated relating to the 2012, 2013 and 2014 underwriting years, and to a lesser extent, related to information technology system upgrades and an increase in head-count from the comparative period in 2013.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Year ended December 31
	2015	2014	2013
	($ in thousands)
Realized gains (losses)	$22,227	$352,133	$122,568
Change in unrealized gains and losses	(265,401)	(187,753)	149,012
Investment related foreign exchange gains (losses)	(3,725)	14,797	44,492
Interest and dividend income, net of withholding taxes	15,313	31,423	22,265
Interest, dividend and other expenses	(31,092)	(38,892)	(47,665)
Investment advisor compensation	(19,246)	(49,133)	(72,532)
Net investment income (loss)	$(281,924)	$122,575	$218,140

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income (loss) may vary depending on cash flows into and out of the investment account.

Link to Table of Contents

For the year ended December 31, 2015, investment loss, net of fees and expenses, resulted in a loss of 20.2% on our investments managed by DME Advisors, compared to gains of 8.7% and 19.6% for the years ended December 31, 2014 and 2013, respectively. The investment loss for the year ended December 31, 2015 was primarily driven by our long portfolio, which reported an investment loss of 17.2%. Our three large long investments (CONSOL Energy, Micron Technology and SunEdison) combined, resulted in a 14.9% investment loss. Additionally, the macro positions and other expenses accounted for 1.9% and 1.5%, respectively, of the investment loss. The short portfolio reported a gain of 0.4% for the year ended December 31, 2015.

We expect our investment income, including realized and unrealized gains (or losses), to fluctuate from period to period. Fluctuations in realized and unrealized gains (or losses) are a function of both the market performance of the securities held in our investment portfolio, and the timing of additions to and dispositions of securities in our investment portfolio. Our investment advisor uses its discretion over when to realize a gain (or loss) on a particular investment. We believe that net investment income, which includes both realized and unrealized gains (or losses), is the best way to assess our investment performance, rather than analyzing the realized gains (or losses) and unrealized gains (or losses) separately.

For the years ended December 31, 2015, 2014 and 2013, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment performance compensation) were (20.2)%, 10.8% and 24.6%, respectively, and were comprised of the following:

	Year ended December 31
	2015	2014	2013
Long portfolio gains (losses)	(17.2)%	17.8%	41.2%
Short portfolio gains (losses)	0.4%	(4.2)%	(17.0)%
Macro gains (losses)	(1.9)%	(1.1)%	2.2%
Other income and expenses	(1.5)%	(1.7)%	(1.8)%
Gross investment return	(20.2)%	10.8%	24.6%

For the year ended December 31, 2015, included in "other income and expenses" was $19.2 million (2014: $20.6 million, 2013: $18.3 million) relating to management fees paid to DME Advisors. For the year ended December 31, 2015, no performance compensation was recorded due to the negative investment returns for this period (2014: $28.5 million, 2013: $54.2 million). Due to the investment loss for the year ended December 31, 2015, based on the advisory agreement, the performance compensation for the subsequent years will be reduced to 10% of investment income until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned.

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

As of December 31, 2015, a deferred tax asset of $1.8 million (2014: $33.4 thousand) was included in other assets on the consolidated balance sheets. The increase in deferred tax asset during the year ended December 31, 2015, primarily resulted from the operating losses carried forward relating to GRIL and to a lesser extent from the temporary differences in recognition of expenses for tax purposes. As of December 31, 2015, an accrual for current taxes recoverable of $0.5 million (2014: $0.8 million)

Link to Table of Contents

was recorded on the consolidated balance sheets relating to a refund for taxes paid by GRIL in prior years. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Year ended December 31
		2015			2014			2013
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	82.6%	9.5%	77.6%	69.9%	16.1%	66.3%	65.5%	(48.1)%	61.8%
Acquisition cost ratio	28.0	35.2	28.5	31.2	19.7	30.4	31.7	20.8	31.4
Composite ratio	110.6%	44.7%	106.1%	101.1%	35.8%	96.7%	97.2%	(27.3)%	93.2%
Internal expense ratio			4.5			6.0			3.2
Corporate expense ratio			1.2			0.9			0.6
Combined ratio			111.8%			103.6%			97.0%

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

Prior to January 1, 2015, non-investment related foreign exchange gains and losses were recorded under corporate expenses. Effective from January 1, 2015, the presentation has been modified and any non-investment related foreign exchange gains or losses are now recorded under "other income (expense), net" in the consolidated statements of income. Therefore, the corporate expense ratios and combined ratios for prior periods have been reclassified in the above table to conform to the current year presentation.

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

Link to Table of Contents

Financial Condition

Investments, Financial Contracts Receivable, Financial Contracts Payable and Due to Prime Brokers

Our long investments and financial contracts receivable reported in the consolidated balance sheets as of December 31, 2015 were $1,077.4 million, compared to $1,478.1 million as of December 31, 2014, a decrease of $400.7 million, or 27.1%, primarily due to the loss on long investments. As of December 31, 2015, our exposure to long investments decreased to 89.5%, compared to 105.8% as of December 31, 2014. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts receivable as of December 31, 2015 decreased by $34.0 million, or 72.0%, compared to December 31, 2014, partially due to a decrease in the fair value of equity based total return swaps and partially due to put options exited during 2015. As of December 31, 2015, financial contracts payable decreased by $16.3 million, or 36.7%, compared to December 31, 2014, primarily due to a decrease in total return swaps that were in payable position and to a lesser extent due to the expiration of certain credit default swaps during the period.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of December 31, 2015, we had borrowed $95.0 million (2014: $76.1 million) from our prime brokers for investing activities and to provide collateral for unrealized losses on short positions. In accordance with Greenlight Re's investment guidelines, DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of December 31, 2015, we had borrowed $301.4 million (2014: $135.0 million) under term margin agreements from prime brokers to provide collateral for trust accounts and for some of our letters of credit outstanding, whereby we pledge certain investment securities to borrow cash from the prime brokers.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. As of December 31, 2015, 90.9% (2014: 83.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 8.0% (2014: 14.5%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 1.1%  (2014: 1.6%) was comprised of securities valued based on non-observable inputs (Level 3). (Refer to Note 3 "Financial Instruments" in the consolidated financial statements for details of transfers into and out of Level 3 during the year ended December 31, 2015).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders, to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2015, $129.8 million (2014: $316.4 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $128.0 million (2014: $315.7 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $1.8 million (2014: $0.7 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of December 31, 2015, our securities sold, not yet purchased were $882.9 million compared to $1,090.7 million at December 31, 2014, a decrease of 19.1%, primarily due to disposal of certain non-U.S. sovereign debt short positions and, to a lesser extent, due to an increase in unrealized gains on the short equity securities. However, since macro positions such as sovereign debt are not included in the exposure analysis, our short exposure was 74.0% as of December 31, 2015, compared to 66.9% at December 31, 2014.

Unlike long investments, short sales theoretically involve unlimited loss potential since there is no limit as to how high the market price of a security may rise. While it is not possible to list all of the reasons why a loss on a short sale may occur, a loss on a short sale may be caused by one or more of the following factors:

Link to Table of Contents

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of December 31, 2015, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of December 31, 2015, the restricted cash included $882.9 million relating to collateral for securities sold, not yet purchased, compared to $1,090.7 million as of December 31, 2014.

Overall, our restricted cash decreased by $60.3 million, or 4.7%, from $1,296.9 million to $1,236.6 million, primarily due to the decrease in securities sold, not yet purchased. The cash collateral held by derivative counterparties decreased by $19.0 million to $52.2 million during the year ended December 31, 2015 due to a decrease in derivatives. Additionally, as of December 31, 2015, included in restricted cash and cash equivalents was $301.4 million (2014: $135.0 million) of cash and cash equivalents pledged as collateral (for letters of credit and trust accounts) to our cedents to satisfy our reinsurance collateral obligations.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At December 31, 2015, reinsurance balances receivable were $187.9 million compared to $151.2 million as of December 31, 2014, an increase of $36.7 million, or 24.3%. The increase in reinsurance balances receivable was primarily attributable to the increase in premiums written during the year ended December 31, 2015 compared to the same period in 2014.

At December 31, 2015, deferred acquisition costs (net of retrocession) increased by $25.4 million, or 73.8%, compared to December 31, 2014. The increase was closely related to the corresponding increase in unearned premium reserves which increased by $83.2 million, or 64.6%, during the same period. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2015, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Notes Receivable

As of December 31, 2015, notes receivable increased by $23.6 million to $25.1 million from $1.6 million as of December 31, 2014. The increase was primarily related to a settlement agreement entered into with a ceding insurer during 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable. For further details on notes receivable, refer to Note 2 "Significant Accounting Policies" in the consolidated financial statements.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	December 31, 2015			December 31, 2014
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$103,347	$165,740	$269,087	$103,357	$124,173	$227,530
Severity	8,188	28,722	36,910	13,692	23,021	36,713
Total	$111,535	$194,462	$305,997	$117,049	$147,194	$264,243

Link to Table of Contents

During the year ended December 31, 2015, the frequency loss reserves increased by $41.6 million, or 18.3%, to $269.1 million from $227.5 million as of December 31, 2014. The increase in the frequency IBNR was driven primarily by an increase in booked reserves on prior period contracts as a result of unfavorable loss development, partially offset by a net decrease in claims reported on active contracts during the period.

The severity loss reserves decreased by $0.2 million, or 0.5%. The increase in the severity IBNR was due to new severity quota share contracts written during 2015 and in the latter half of 2014. The decrease in the severity case reserves related to the elimination of $5.1 million case reserves on an excess of loss contract based on updated loss information received from the insurer indicating that the losses would not breach into our layer of coverage.

For most of our contracts written as of December 31, 2015, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity and frequency business both have certain contracts that contain natural peril loss exposure. As of January 1, 2016, our maximum aggregate loss exposure to any series of natural peril events was $236.3 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts.

We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides the theoretical maximum single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2016:

	January 1, 2016
Zone	Maximum Single Event Loss	Maximum Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$165,357	$236,263
Europe	114,440	144,383
Japan	114,440	144,383
Rest of the world	114,440	144,383
Maximum Aggregate	165,357	236,263

Since our maximum loss exposures are theoretical maximums based on contract limits, these limits may be significantly higher than modeled loss estimates which are commonly used in the insurance industry. Therefore as of January 1, 2016, we also estimate catastrophe losses in terms of the probable maximum loss ("PML"). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.
It is important to note that PMLs are estimates. As a result, we cannot provide any assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.
The PML estimate includes all significant exposure from our reinsurance operations. This includes coverage for property, motor, marine, energy, aviation and workers’ compensation.

Link to Table of Contents

As of January 1, 2016, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate, was $113.0 million and $143.9 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2016:

	January 1, 2016
	1-in-250 year return
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	113,004	142,196
Europe	50,602	64,809
Japan	33,010	41,555
Rest of the world	34,600	49,087
Maximum	113,004	143,851
Shareholders’ Equity

Total equity reported on the consolidated balance sheet, which includes non-controlling interest, decreased by $345.3 million to $848.8 million as of December 31, 2015, compared to $1,194.0 million as of December 31, 2014. Retained earnings decreased primarily due to net loss of $326.4 million reported for the year ended December 31, 2015 and $9.2 million related to repurchase of Class A ordinary shares. The non-controlling interest decreased by $5.5 million due to investment losses attributable to DME's interest in the joint venture during the year ended December 31, 2015. The decrease in additional paid-in capital for the year ended December 31, 2015 of $4.2 million primarily related to common shares repurchased during the period, partially offset by stock based compensation for the year ended December 31, 2015.

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

As of December 31, 2015, Greenlight Re and GRIL were each rated "A (Excellent)" by A.M. Best. On October 23, 2015, A.M. Best affirmed the "A (Excellent)" ratings but revised the ratings' outlook from stable to negative. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Link to Table of Contents

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2015, approximately 96% (December 31, 2014: 96%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our consolidated statements of income for each reporting period.

For the years ended December 31, 2015, 2014 and 2013, the net cash used in operating activities was $59.9 million, $133.7 million and $92.7 million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $35.0 million, $56.6 million and $97.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding the investment related expenses from the net cash used in operating activities results in net cash primarily provided by (used in) our underwriting activities, which was $(24.9) million, $(77.1) million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015 and 2014 , the use of cash for underwriting activities was primarily a result of losses paid in excess of the premiums collected (net of acquisition costs). Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the year ended December 31, 2015, our investing activities provided cash of $177.7 million (2014: $142.0 million, 2013: $74.0 million), primarily as a result of borrowings from prime brokers under term margin agreements to provide collateral for trust accounts and letters of credit issued. The cash provided from investing activities for the years ended December 31, 2014 and 2013 was driven primarily by the trading of long and short securities in the investment portfolio. Cash provided by investing activities is net of withdrawals from the joint venture by DME during the year ended December 31, 2015 of nil (2014: $9.5 million, 2013: $10.8 million). We used $17.7 million in financing activities relating to the repurchase of Class A ordinary shares during the year ended December 31, 2015 (2014: nil, 2013: nil).

As of December 31, 2015, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of December 31, 2015, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2015, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements. See Note 9 of the consolidated financial statements for details of statutory surplus and regulatory capital of Greenlight Re and GRIL.

Letters of Credit and Trust Arrangements

As of December 31, 2015, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

Link to Table of Contents

As of December 31, 2015, we had four letter of credit facilities with an aggregate capacity of $720.0 million (2014: $760.0 million) with various financial institutions. See Note 14 of the accompanying consolidated financial statements for details on each of these facilities. As of December 31, 2015, an aggregate amount of $245.6 million (2014: $273.7 million) in letters of credit was issued under these facilities. Under these facilities, we provide collateral that may consist of equity securities or cash and cash equivalents. At December 31, 2015, total equity securities and cash and cash equivalents with a fair value in the aggregate of $324.3 million (2014: $302.6 million) were pledged as security against the letters of credit issued. The decrease in letters of credit issued as of December 31, 2015 compared to 2014 was a result of canceling some of the issued letters of credit for certain cedents and establishing regulatory trust arrangements in the amount of $78.6 million as of December 31, 2015.

Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2015.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the year ended December 31, 2015.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan was renewed on April 29, 2015 by the Board of Directors and expires on June 30, 2016. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2015, 613,540 Class A ordinary shares were repurchased by the Company.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of December 31, 2015, there were 658,775 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2015 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$548	$863	$164	$31	$1,606
Private equity and limited partnerships (2)	6,107	—	—	—	6,107
Loss and loss adjustment expense reserves (3)	132,742	86,421	44,036	42,798	305,997
	$139,397	$87,284	$44,200	$42,829	$313,710
(1)    Reflects our contractual obligations pursuant to the lease agreements as described below.
(2)    As of December 31, 2015, we had made total commitments of $20.1 million in private investments of which we had invested $14.0 million, and our remaining commitments to these investments total $6.1 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

Link to Table of Contents

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of December 31, 2015, $882.9 million of securities sold, not yet purchased, were secured by $882.9 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 14 to the accompanying consolidated financial statements.

The Company and its reinsurance subsidiaries have entered into a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the "advisory agreement"). The term of each of the venture agreement and the advisory agreement is January 1, 2014 through December 31, 2016, with automatic three-year renewals, unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2015, no performance allocation was recorded due to the net investment loss for the year. For the year ended December 31, 2015, management fees of $19.2 million was included in the net investment loss.

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

Our related party transactions are presented in Note 13 to the accompanying consolidated financial statements.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the years ended December 31, 2015, 2014 and 2013, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Link to Table of Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	commodity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk; and

•	political risk.

Equity Price Risk
As of December 31, 2015, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of December 31, 2015, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $13.4 million, or 1.2%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of December 31, 2015, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of December 31, 2015, our investment portfolio included derivative instruments with underlying exposure to changes in oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of December 31, 2015:

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$11,926	1.1%	$(11,926)	(1.1)%
Oil	4,216	0.4	(4,216)	(0.4)
Total	$16,142	1.5%	$(16,142)	(1.5)%
We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss

Link to Table of Contents

reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of December 31, 2015, we had a net unhedged foreign currency exposure on GBP denominated loss reserves of £3.1 million. As of December 31, 2015, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.5 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.5 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2015, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2015:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(1,846)	(0.2)%	$1,846	0.2%
British Pound	(1,993)	(0.2)	1,993	0.2
Chinese Yuan	13,989	1.3	(6,694)	(0.6)
Japanese Yen	1,189	0.1	(662)	(0.1)
Other	180	—	(180)	—
Total	$11,519	1.0%	$(3,697)	(0.3)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Interest Rate Risk
Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

Link to Table of Contents

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2015:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$12,401	1.1%	$(16,280)	(1.5)%
Interest rate options	3,089	0.3	(541)	(0.1)
Net exposure to interest rate risk	$15,490	1.4%	$(16,821)	(1.6)%

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and includes those policies and procedures that:

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

Link to Table of Contents

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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
February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
February 22, 2016	February 22, 2016

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
February 22, 2016	February 22, 2016

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
February 22, 2016	February 22, 2016

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
February 22, 2016	February 22, 2016

/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
February 22, 2016

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 22, 2016

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2015 and 2014 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA
February 22, 2016

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2015	2014
Assets
Investments
Debt instruments, trading, at fair value	$39,087	$49,212
Equity securities, trading, at fair value	905,994	1,266,175
Other investments, at fair value	119,083	115,591
Total investments	1,064,164	1,430,978
Cash and cash equivalents	112,162	12,030
Restricted cash and cash equivalents	1,236,589	1,296,914
Financial contracts receivable, at fair value	13,215	47,171
Reinsurance balances receivable	187,940	151,185
Loss and loss adjustment expenses recoverable	3,368	11,523
Deferred acquisition costs, net	59,823	34,420
Unearned premiums ceded	3,251	4,027
Notes receivable	25,146	1,566
Other assets	6,864	5,478
Total assets	$2,712,522	$2,995,292
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$882,906	$1,090,731
Financial contracts payable, at fair value	28,245	44,592
Due to prime brokers	396,453	211,070
Loss and loss adjustment expense reserves	305,997	264,243
Unearned premium reserves	211,954	128,736
Reinsurance balances payable	18,326	40,372
Funds withheld	7,143	6,558
Other liabilities	12,725	14,949
Total liabilities	1,863,749	1,801,251
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,772,572 (2014: 31,129,648): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2014: 6,254,895))	3,703	3,738
Additional paid-in capital	496,401	500,553
Retained earnings	325,287	660,860
Shareholders’ equity attributable to shareholders	825,391	1,165,151
Non-controlling interest in joint venture	23,382	28,890
Total equity	848,773	1,194,041
Total liabilities and equity	$2,712,522	$2,995,292

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2015	2014	2013
Revenues
Gross premiums written	$502,124	$324,023	$535,702
Gross premiums ceded	(9,001)	(13,493)	(2,780)
Net premiums written	493,123	310,530	532,922
Change in net unearned premium reserves	(84,736)	43,710	14,977
Net premiums earned	408,387	354,240	547,899
Net investment income (loss)	(281,924)	122,575	218,140
Other income (expense), net	(3,413)	2,987	(1,710)
Total revenues	123,050	479,802	764,329
Expenses
Loss and loss adjustment expenses incurred, net	317,097	234,986	338,493
Acquisition costs, net	116,207	107,665	171,872
General and administrative expenses	23,434	24,500	20,958
Total expenses	456,738	367,151	531,323
Income (loss) before income tax expense	(333,688)	112,651	233,006
Income tax (expense) benefit	1,755	624	(538)
Net income (loss) including non-controlling interest	(331,933)	113,275	232,468
Loss (income) attributable to non-controlling interest in joint venture	5,508	(3,683)	(6,769)
Net income (loss)	$(326,425)	$109,592	$225,699
Earnings (loss) per share
Basic	$(8.90)	$2.94	$6.13
Diluted	$(8.90)	$2.89	$6.01
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,670,466	37,242,687	36,838,128
Diluted	36,670,466	37,874,387	37,585,167

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2012	$3,670	$492,469	$325,569	$821,708	$38,702	$860,410
Issue of Class A ordinary shares, net of forfeitures	35	492	—	527	—	527
Share-based compensation expense, net of forfeitures	—	3,661	—	3,661	—	3,661
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(10,762)	(10,762)
Income attributable to non-controlling interest in joint venture	—	—	—	—	6,769	6,769
Net income	—	—	225,699	225,699	—	225,699
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304

Issue of Class A ordinary shares, net of forfeitures	33	—	—	33	—	33
Share-based compensation expense, net of forfeitures	—	3,931	—	3,931	—	3,931
Non-controlling interest withdrawal from joint venture, net	—	—	—	—	(9,502)	(9,502)
Income attributable to non-controlling interest in joint venture	—	—	—	—	3,683	3,683
Net income	—	—	109,592	109,592	—	109,592
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041

Issue of Class A ordinary shares, net of forfeitures	26	—	—	26	—	26
Repurchase of Class A ordinary shares	(61)	(8,483)	(9,148)	(17,692)	—	(17,692)
Share-based compensation expense, net of forfeitures	—	4,248	—	4,248	—	4,248
Short-swing sale profit from shareholder	—	83	—	83	—	83
Non-controlling interest contribution into (withdrawal from) joint venture, net	—	—	—	—	—	—
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(5,508)	(5,508)
Net income (loss)	—	—	(326,425)	(326,425)	—	(326,425)
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars)

	2015	2014	2013
Cash provided by (used in) operating activities
Net income (loss)	$(326,425)	$109,592	$225,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	265,401	187,753	(149,013)
Net realized gains on investments and financial contracts	(22,227)	(352,133)	(122,568)
Foreign exchange (gains) losses on investments	3,725	(14,797)	(44,492)
Income (loss) attributable to non-controlling interest in joint venture	(5,508)	3,683	6,769
Share-based compensation expense, net of forfeitures	4,274	3,964	3,675
Depreciation expense	405	436	325
Net change in
Reinsurance balances receivable	(83,113)	16,155	5,881
Loss and loss adjustment expenses recoverable	(916)	5,306	17,622
Deferred acquisition costs, net	(25,403)	17,377	7,380
Unearned premiums ceded	776	(854)	443
Other assets	(1,791)	(1,349)	(291)
Loss and loss adjustment expense reserves	41,754	(65,651)	(26,576)
Unearned premium reserves	83,218	(44,321)	(15,128)
Reinsurance balances payable	7,524	1,583	3,497
Funds withheld	585	(3,568)	(7,289)
Other liabilities	(2,224)	3,092	1,369
Net cash (used in) provided by operating activities	(59,945)	(133,732)	(92,697)
Investing activities
Purchases of investments, trading	(1,252,969)	(1,603,856)	(931,036)
Sales of investments, trading	1,388,162	1,722,936	933,356
Purchases of financial contracts	(25,765)	(13,302)	(64,153)
Dispositions of financial contracts	7,002	113,011	90,282
Securities sold, not yet purchased	892,085	934,769	940,486
Dispositions of securities sold, not yet purchased	(1,068,891)	(952,843)	(766,680)
Change in due to prime brokers	185,383	(103,632)	(11,786)
Change in restricted cash and cash equivalents, net	50,400	35,476	(107,932)
Change in notes receivable, net	2,279	18,983	3,281
Non-controlling interest withdrawal from joint venture, net	—	(9,502)	(10,762)
Fixed assets additions	—	—	(1,040)
Net cash (used in) provided by investing activities	177,686	142,040	74,016
Financing activities
Net proceeds from exercise of stock options	—	—	513
Short-swing sale profit from shareholder	83	—	—
Repurchase of Class A ordinary shares	(17,692)	—	—
Net cash (used in) provided by financing activities	(17,609)	—	513
Net increase (decrease) in cash and cash equivalents	100,132	8,308	(18,168)
Cash and cash equivalents at beginning of the period	12,030	3,722	21,890
Cash and cash equivalents at end of the period	$112,162	$12,030	$3,722
Supplementary information
Interest paid in cash	$21,959	$21,482	$23,741
Income tax paid in cash	—	—	531
Non-cash transfer to notes receivable	25,859	—	—

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014 and 2013

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. ("GLRE") was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. ("Greenlight Re"), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the "Law") and is subject to regulation by the Cayman Islands Monetary Authority ("CIMA"), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering. During 2008, Verdant Holding Company, Ltd. ("Verdant"), a wholly-owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company ("GRIL"), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015 ("Irish Regulations"). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the "Company" refers collectively to GLRE and its consolidated subsidiaries.

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

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. Prior to January 1, 2015, non-investment related foreign exchange gains and losses were recorded under general and administrative expenses in the condensed consolidated statements of income. Effective from January 1, 2015, the presentation has been modified and any non-investment related foreign exchange gains or losses are now recorded under “other income (expense), net” in the consolidated statements of income. As a result, foreign exchange gains (losses) of $2.6 million and $(0.8) million that were previously reported in general and administrative expenses for the years ended December 31, 2014 and 2013, respectively, were reclassified as “other income (expense), net” to conform to the current year presentation. The reclassifications resulted in no changes to net income or retained earnings for any of the periods presented.

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

Restricted Cash and Cash Equivalents

The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased and derivatives. Additionally, restricted cash and cash equivalent balances are held to

Link to Table of Contents

collateralize regulatory trusts and letters of credit issued to cedents (see Notes 4 and 6). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased, and the collateral required by the cedents in the form of trust accounts and letters of credit. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

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

Certain contracts may provide for a penalty to be paid if the contract is terminated and canceled prior to its expiration term. Cancellation penalties are recognized in the period the notice of cancellation is received and are recorded in the consolidated statements of income under "other income (expense), net".

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2015 and 2014, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Link to Table of Contents

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2015, $12.2 million (2014: $11.0 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2015, $7.5 million (2014: $2.7 million and 2013: $3.7 million, respectively) of net profit commission expense was included in acquisition costs on the consolidated statements of income.

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

Notes Receivable

Notes receivable include promissory notes receivable from third party entities. These notes are recorded at cost along with accrued interest, if any, which approximates the fair value. Interest income and realized gains or losses on sale of notes receivable are included under net investment income (loss) in the consolidated statements of income.

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

At December 31, 2015, $23.0 million of notes receivable (net of any valuation allowance) were on non-accrual status
(2014: $0.0 million) and any payments received were applied to reduce the recorded value of the notes. The increase in notes receivable during the year ended December 31, 2015, related to a settlement agreement entered into with a ceding insurer during 2015 whereby certain amounts, previously classified under reinsurance balances receivable, were converted into a ten-year note receivable.

At December 31, 2015 and 2014, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at December 31, 2015 and 2014, were expected to be fully collectible.

Link to Table of Contents

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2015 and 2014, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

Fixed Assets

Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2015, 2014 and 2013, there were no impairments in fixed assets.

At December 31, 2015, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(348)	$208
Furniture and fixtures	620	(513)	107
Leasehold improvements	2,002	(1,229)	773
Total	$3,178	$(2,090)	$1,088

At December 31, 2014, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(277)	$279
Furniture and fixtures	620	(442)	178
Leasehold improvements	2,002	(966)	1,036
Total	$3,178	$(1,685)	$1,493

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

Link to Table of Contents

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

Link to Table of Contents

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

Foreign Exchange

The reporting and functional currency of the Company and all its subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are translated at the exchange rate in effect at the balance sheet date and translation exchange gains and losses, if any, are included in "other income (expense), net" in the consolidated statements of income.

Other Assets

Other assets consist primarily of investment income receivable, prepaid expenses, fixed assets and deferred tax assets.

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals. At December 31, 2015, other liabilities included accrued bonus of $8.2 million (2014: $7.6 million). Under the Company's bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee's target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid, with the approval of the Compensation Committee, in annual installments between two to five years from the end of the fiscal year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual

Link to Table of Contents

RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

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

	Year ended December 31
	2015	2014	2013
Weighted average shares outstanding - basic	36,670,466	37,242,687	36,838,128
Effect of dilutive service provider share-based awards	—	8,498	144,726
Effect of dilutive employee and director share-based awards	—	623,202	602,313
Weighted average shares outstanding - diluted	36,670,466	37,874,387	37,585,167
Anti-dilutive stock options outstanding	211,821	—	218,197
Participating securities excluded from calculation of loss per share	307,013	—	—

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

Link to Table of Contents

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

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent" ("ASU 2015-07"). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value ("NAV") per share (or its equivalent) as a practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities are required to apply the amendments in this update retrospectively to all periods presented. The Company will adopt ASU 2015-07 during the first quarter of 2016. As the Company measures certain investments in private equity funds using the NAV as a practicable expedient, upon adoption of ASU 2015-07, the fair value of these investments will be removed from the fair value hierarchy for all periods presented in the Company’s consolidated financial statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2015 were $22.2 million (2014: $352.1 million gains, 2013: $122.6 million gains). Gross realized gains were $350.5 million (2014: $596.6 million, 2013: $312.3 million) and gross realized losses were $328.3 million (2014: $244.5 million, 2013: $189.7 million). For the year ended December 31, 2015, included in net investment income in the consolidated statements of income were $265.4 million of net

Link to Table of Contents

losses (2014: $187.8 million of net losses, 2013: $149.0 million of net gains) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2015, cash and investments with a fair value of $324.3 million (2014: $302.6 million) have been pledged as security against letters of credit issued, and $78.6 million (2014: nil) have been pledged as security relating to regulatory trusts.

As of December 31, 2015, the Company’s investments in gold and gold derivatives was the only investment in excess of 10% of the Company’s shareholders’ equity, with a fair value of $98.0 million, or 11.6% of shareholders' equity. As of December 31, 2014, the Company’s investment in Micron Technology Inc., was the only investment in excess of 10% of the Company’s shareholders’ equity, with fair values of $151.1 million, or 12.7%, of shareholders' equity.

   Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income (loss) in the consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2015:

	Fair value measurements as of December 31, 2015
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$38,582	$505	$39,087
Listed equity securities	900,369	5,625	—	905,994
Commodities	98,046	—	—	98,046
Private and unlisted equity securities	—	—	21,037	21,037
Financial contracts receivable	20	13,195	—	13,215
	$998,435	$57,402	$21,542	$1,077,379
Liabilities:
Listed equity securities, sold not yet purchased	$(808,481)	$—	$—	$(808,481)
Debt instruments, sold not yet purchased	—	(74,425)	—	(74,425)
Financial contracts payable	(488)	(27,757)	—	(28,245)
	$(808,969)	$(102,182)	$—	$(911,151)

Link to Table of Contents

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2014:

	Fair value measurements as of December 31, 2014
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$26,953	$22,259	$49,212
Listed equity securities	1,259,298	6,877	—	1,266,175
Commodities	96,872	—	—	96,872
Private and unlisted equity securities	—	—	18,719	18,719
Financial contracts receivable	2,463	44,708	—	47,171
	$1,358,633	$78,538	$40,978	$1,478,149
Liabilities:
Listed equity securities, sold not yet purchased	$(834,228)	$—	$—	$(834,228)
Debt instruments, sold not yet purchased	—	(256,503)	—	(256,503)
Financial contracts payable	—	(44,592)	—	(44,592)
	$(834,228)	$(301,095)	$—	$(1,135,323)

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$18,719	$—	$—	$40,978	$—
Purchases	—	5,009	2,340	—	7,349	—
Sales	(21,561)	(3,290)	—	—	(24,851)	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(193)	599	(3,027)	(692)	(3,313)	314
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	(1,849)	(4,497)	(6,346)	(9,149)
Ending balance	$505	$21,037	$—	$—	$21,542	$—

During the year ended December 31, 2015, $5.2 million of equity securities, listed on the Athens Stock Exchange (the "ASE"), were transferred from Level 1 to Level 3 securities due to trading being halted from June 26, 2015 to August 3, 2015 for all equity securities listed on the ASE. Since there was no active market with observable trading prices to determine the fair value of these securities, during this period these securities were valued based on the last trading price of these securities on the ASE and adjusted for the estimated decline in the fair value of American depository receipts of other comparable securities. When the ASE resumed trading on August 3, 2015, the fair values of the ASE listed equity securities were once again based on observable prices in an active market. Therefore, $4.5 million of listed equity securities trading on the ASE were transferred from Level 3 to Level 1 securities during the year ended December 31, 2015.

The fair values for derivatives for which the underlying securities traded on the ASE were also transferred to Level 3 securities during 2015 when the ASE halted trading, and were subsequently transferred out of Level 3 securities when the ASE

Link to Table of Contents

resumed trading. Therefore, for the year ended December 31, 2015, $2.5 million and $8.8 million of financial contracts receivable and financial contracts payable, respectively, were transfered from Level 2 to Level 3 due to the fair values being based on unobservable inputs during the period that the ASE had halted trading. During the year ended December 31, 2015, $1.8 million of financial contracts receivable and $9.1 million of financial contracts payable, respectively, were transfered from Level 3 to Level 2 as fair values were based on observable inputs once the ASE resumed trading.

There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2015.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2014
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$527	$46,323	$46,850
Purchases	21,561	3,958	25,519
Sales	—	(37,252)	(37,252)
Total realized and unrealized gains included in earnings, net	171	9,734	9,905
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(4,044)	(4,044)
Ending balance	$22,259	$18,719	$40,978

During the year ended December 31, 2014, $4.0 million of securities at fair value, based on the date of transfer, were transferred from Level 3 to Level 2 as these securities began actively trading on a listed exchange during the third quarter of 2014. However, due to lock-up period restrictions on those securities, they were classified as Level 2 upon transfer until the lock-up period expired.

Additionally. during the year ended December 31, 2014, $14.4 million of securities at fair value, based on the date of transfer, were transferred from Level 2 to Level 1 as the lock up period restrictions on those securities expired. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2014.

As of December 31, 2015, included in private and unlisted equity securities are investments in private equity funds with a fair value of $12.6 million (December 31, 2014: $12.3 million) determined based on unadjusted net asset values reported by the managers of these securities. Some of these values were reported from periods prior to December 31, 2015. The private equity funds have varying lock-up periods and, as of December 31, 2015, all of the funds had redemption restrictions, and therefore have been categorized within Level 3 of the fair value hierarchy. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of December 31, 2015, the Company had $6.1 million (December 31, 2014: $8.9 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these securities. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

For the year ended December 31, 2015, included in net investment loss in the consolidated statements of income were net realized losses relating to Level 3 securities of $1.4 million (2014: net realized gains of $13.5 million). In addition, for the year ended December 31, 2015, amortization expense of $2.3 million (2014: nil) relating to financial contracts receivable, valued using unobservable inputs, was included in the consolidated statements of income as "other income (expense), net".

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the year ended December 31, 2015 of $0.6 million (2014: net unrealized gains $1.4 million), were included in net investment income (loss) in the consolidated statements of income.

Link to Table of Contents

Investments

Debt instruments, trading

At December 31, 2015, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$25,674	$155	$(5,519)	$20,310
Corporate debt – Non U.S.	2,109	—	(1,795)	314
Sovereign debt – Non U.S.	17,688	1,225	(450)	18,463
Total debt instruments	$45,471	$1,380	$(7,764)	$39,087

At December 31, 2014, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$23,677	$5	$(1,423)	$22,259
Corporate debt – Non U.S.	5,870	49	(1,405)	4,514
Municipal debt – U.S.	1,759	—	(6)	1,753
Sovereign debt – Non U.S.	21,769	—	(1,083)	20,686
Total debt instruments	$53,075	$54	$(3,917)	$49,212

The maturity distribution for debt instruments held at December 31, 2015 and 2014, was as follows:

	2015		2014
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	4,202	4,129	21,922	21,923
From five to ten years	18,840	14,780	2,401	1,282
More than ten years	22,429	20,178	28,752	26,007
	$45,471	$39,087	$53,075	$49,212

Equity securities, trading

At December 31, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,011,424	$67,114	$(187,885)	$890,653
Exchange traded funds	31,570	—	(16,229)	15,341
Total equity securities	$1,042,994	$67,114	$(204,114)	$905,994

Link to Table of Contents

At December 31, 2014, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,079,955	$247,109	$(80,637)	$1,246,427
Exchange traded funds	42,126	—	(22,378)	19,748
Total equity securities	$1,122,081	$247,109	$(103,015)	$1,266,175

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of December 31, 2015 and 2014, commodities were comprised of gold bullion.

At December 31, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$102,092	$—	$(4,046)	$98,046
Private and unlisted equity securities	18,720	3,491	(1,174)	21,037
	$120,812	$3,491	$(5,220)	$119,083

At December 31, 2014, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$95,815	$1,057	$—	$96,872
Private and unlisted equity securities	17,238	3,451	(1,970)	18,719
	$113,053	$4,508	$(1,970)	$115,591

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

At December 31, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(803,842)	$102,469	$(94,681)	$(796,054)
Exchange traded funds	(9,572)	—	(2,855)	(12,427)
Sovereign debt – Non U.S.	(77,443)	3,018	—	(74,425)
	$(890,857)	$105,487	$(97,536)	$(882,906)

Link to Table of Contents

At December 31, 2014, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$(7,066)	$1,007	$(5)	$(6,064)
Equities – listed	(813,365)	91,690	(101,715)	(823,390)
Exchange traded funds	(9,180)	—	(1,658)	(10,838)
Sovereign debt – Non U.S.	(246,589)	6,635	(10,485)	(250,439)
	$(1,076,200)	$99,332	$(113,863)	$(1,090,731)

Financial Contracts

As of December 31, 2015 and 2014, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, CDS, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

In addition, during the year ended December 31, 2015, the Company had entered into an ILW with certain third-parties in order to purchase protection against worldwide wind and earthquake exposures from January 2015 to December 2015. In return for a fixed payment, the Company is entitled to receive a variable payment in the event of losses incurred by the insurance industry, as a whole, exceeding a specified threshold. Through December 31, 2015, the Company was not aware of any industry loss event occurring that would have triggered a recovery under the ILW.

At December 31, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options (2)	USD	47,259	$657
Put options (3)	USD	147,326	8,790
Total return swaps – equities	EUR/GBP/USD	50,205	3,748
Warrants and rights on listed equities	EUR	59	20
Total financial contracts receivable, at fair value			$13,215
Financial contracts payable
Call options	USD	2,601	$(64)
Commodity Swaps	USD	42,160	(12,784)
Forwards	KRW	2,908	(22)
Futures	USD	21,195	(488)
Total return swaps – equities	EUR/GBP/HKD/RON/MXN/USD	71,874	(14,887)
Total financial contracts payable, at fair value			$(28,245)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; MXN = Mexican Peso; RON = Romanian New Leu.
(2) Includes options on interest rate futures relating to U.S. dollar LIBOR interest rates.
(3) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

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

As of December 31, 2015, the Company held $8.7 million OTC put options (long) (December 31, 2014: $22.4 million).

Link to Table of Contents

During the years ended December 31, 2015, 2014 and 2013, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Year ended December 31
		2015	2014	2013
		($ in thousands)
Commodity swaps	Net investment income (loss)	$(12,061)	$—	$—
Credit default swaps, purchased – corporate debt	Net investment income (loss)	(156)	(345)	(3,552)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	(90)	(298)	(1,087)
Forwards	Net investment income (loss)	1,009	(490)	11,209
Futures	Net investment income (loss)	(952)	16,721	12,504
Interest rate options	Net investment income (loss)	—	(26)	(82)
Interest rate swaps	Net investment income (loss)	(706)	—	—
Options, warrants, and rights	Net investment income (loss)	(13,955)	1,020	21,446
Total return swaps – equities	Net investment income (loss)	(12,590)	13,142	85,638
Weather derivative swap	Other income (expense), net	(2,340)	—	—
Total		$(41,841)	$29,724	$126,076

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the year ended December 31, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Year ended December 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Commodity swaps	$103,358	$43,261
Credit default swaps (1)	—	—
Forwards	—	13,377
Futures	311,536	294,441
Interest rate swaps	9,139,000	7,213,000
Options, warrants and rights (1)	661,103	341,702
Total return swaps	67,844	185,128
Weather derivative swap	12,000	12,000
Total	$10,294,841	$8,102,909
(1) Exited amount excludes derivatives which expired or were exercised during the period.

Link to Table of Contents

For the year ended December 31, 2014, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2014	Year ended December 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$—	$82,688
Futures	308,178	356,216
Options, warrants and rights (1)	1,044,241	314,876
Total return swaps	121,125	160,065
Total	$1,473,544	$913,845
(1) Exited amount excludes derivatives which expired or were exercised during the period.

The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security.

As of December 31, 2015, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2015	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$13,215	$—	$13,215	$(8,937)	$(2,036)	$2,242
Financial contracts payable	(28,245)	—	(28,245)	8,937	19,308	—

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

Link to Table of Contents

4.        DUE TO PRIME BROKERS

As of December 31, 2015, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as the margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Notes 6 and 14) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the consolidated balance sheets as restricted cash and cash equivalents. At December 31, 2015, the amounts due to prime brokers included $301.4 million (2014: $135.0 million) of cash borrowed under the term margin agreements to provide collateral in the form of letters of credit and trust accounts, and $95.0 million (2014: $76.1 million) of borrowing relating to investing activities.

Greenlight Re's investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.        CASH AND CASH EQUIVALENTS

	December 31, 2015	December 31, 2014
	($ in thousands)
Cash at banks	$44,133	$3,426
Cash held with brokers	68,029	8,604
Total cash and cash equivalents	$112,162	$12,030

Due to the short term nature of cash and cash equivalents, management believes the above noted carrying values approximate their fair value. Cash at banks include cash held at non-U.S. financial institutions which are not insured by the FDIC or any other deposit insurance programs.

6.        RESTRICTED CASH AND CASH EQUIVALENTS

The Company is required to maintain certain cash in segregated accounts with prime brokers and swap counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased and the amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased. Swap counterparties also require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying security.

Restricted cash and cash equivalents also include amounts held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Notes 4 and 14). As of December 31, 2015 and 2014, the restricted cash and cash equivalents were comprised of the following:

	December 31, 2015	December 31, 2014
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$882,906	$1,090,731
Cash collateral relating to letters of credit issued	222,852	134,981
Cash held as collateral in trust accounts	78,584	—
Cash and cash equivalents held by swap counterparties	52,247	71,202
Total restricted cash and cash equivalents	$1,236,589	$1,296,914

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At December 31, 2015 and 2014, loss and loss adjustment expense reserves were comprised of the following:

Link to Table of Contents

	2015	2014
	($ in thousands)
Case reserves	$111,535	$117,049
IBNR	194,462	147,194
Total	$305,997	$264,243

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

	2015	2014	2013
	($ in thousands)
Gross balance at January 1	$264,243	$329,894	$356,470
Less: Losses recoverable	(11,523)	(16,829)	(34,451)
Net balance at January 1	252,720	313,065	322,019
Incurred losses related to:
Current year	266,796	216,757	344,613
Prior years	50,301	18,229	(6,120)
Total incurred	317,097	234,986	338,493
Paid losses related to:
Current year	(132,017)	(163,139)	(177,871)
Prior years	(132,846)	(130,438)	(170,018)
Total paid	(264,863)	(293,577)	(347,889)
Foreign currency revaluation	(2,325)	(1,754)	442
Net balance at December 31	302,629	252,720	313,065
Add: Losses recoverable	3,368	11,523	16,829
Gross balance at December 31	$305,997	$264,243	$329,894

For the year ended December 31, 2015, the net losses incurred included $50.3 million related to net adverse loss development on reserves relating to prior years. During the year ended December 31, 2015, the loss development on prior year contracts primarily related to the following:

●
$36.9 million of adverse loss development relating to a general liability contract originally written from 2008 to 2011. This contract contains underlying construction defect liability coverage predominantly on single family homes. During the third quarter of 2015, we completed an in-depth analysis, with the assistance of a third party expert, of the construction defect claims reported and the potential for claims not yet reported on this contract. Based on this assessment, we revised the actuarial methodology used for reserving the construction defect claims on this contract, which resulted in an increase in incurred but not reported losses;

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

●
$9.3 million of adverse loss development relating to our Florida homeowners' insurance contracts as a result of deterioration of sinkhole claims, higher than anticipated water damage claims from rainstorms and an increase in the practice of "assignment of benefits" whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters which led to increases in the frequency of claims reported as well as the severity of loss adjustment expenses. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $5.1 million decrease in ceding commissions and profit commissions recorded as acquisition costs;

●
$2.4 million of net adverse loss development relating to our solicitors' professional indemnity contracts as a result of multiple large claims reported during the period and an increase in incurred losses;

●
$5.1 million of favorable loss development relating to an excess of loss property contract resulting in elimination of loss reserve based on updated loss information received from the insured during the period

Link to Table of Contents

indicating that no losses will breach into our layer of coverage. The decrease in loss reserve was more than offset by a reversal of $2.5 million of earned premiums and an accrual of $3.4 million of profit commission recorded as acquisition costs;

●
$4.5 million of favorable loss development relating to private passenger motor contracts during the period. The decrease in loss reserve was partially offset by $3.3 million of additional ceding commissions recorded as acquisition costs;

●	$2.3 million of favorable loss development relating to the employer medical stop-loss business as a result of better than expected claims frequency reported by the cedent; and

●
$1.3 million of loss reserves released upon commutation of a private passenger motor contract during the period. The decrease in loss reserve was partially offset by $1.1 million of additional ceding commissions incurred as part of the commutation agreement.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2015.

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

Link to Table of Contents

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

For the year ended December 31, 2015, loss and loss adjustment expenses incurred of $317.1 million (2014: $235.0 million and 2013: $338.5 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $1.7 million (2014: $4.4 million and 2013: $(10.2) million). The negative loss and loss adjustment expenses recovered for the year ended December 31, 2013, were due to reversal of loss reserves on retrocession contracts that were novated during 2013.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2015, the Company had losses receivable and loss reserves recoverable of $3.1 million (December 31, 2014: $18.3 million) from unrated retrocessionaires and $0.3 million (December 31, 2014: nil) from a retrocessionaire rated A- by A.M. Best. During 2015, the Company reached a settlement to commute a retrocession contract with one of the unrated retrocessionaires, which commutation resulted in a decrease in the losses recoverable from unrated retrocessionaires. At December 31, 2015 and 2014, $3.1 million and $2.8 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2015 and 2014, no provision for uncollectible losses recoverable was considered necessary.

Link to Table of Contents

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2015, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

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

Pursuant to the Shareholders' Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders (the “Shareholders’ Agreement”), the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders' Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to become registered. The Shareholders' Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders' Agreement are not deemed to be liabilities; therefore, there has been no recognition in the consolidated financial statements of the registration rights granted pursuant to the Shareholders' Agreement.

As of December 31, 2015, the Company has an effective Form S-3 registration statement, on file with the SEC, for an aggregate principal amount of $200.0 million in securities.

Shares authorized for issuance are comprised of 300,000 (2014: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2014: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible employees, directors and consultants. As of December 31, 2015 and 2014, there were no remaining Class A ordinary shares available for future issuance relating to share purchase options granted to the service provider, and 658,775 (2014: 803,558) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2016, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2015, 613,540 Class A ordinary shares were repurchased by the Company. As of December 31, 2015, 1,386,460 shares remained available for repurchase under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	31,129,648	6,254,895	30,791,865	6,254,949	30,447,179	6,254,949
Issue of ordinary shares, net of forfeitures	256,464	—	337,729	—	344,686	—
Repurchase of ordinary shares	(613,540)	—	—	—	—	—
Class B shares converted to Class A shares	—	—	54	(54)	—	—
Balance – end of year	30,772,572	6,254,895	31,129,648	6,254,895	30,791,865	6,254,949

Link to Table of Contents

Greenlight Re is subject to the Cayman Islands' Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the "Insurance Regulations"). The Insurance Regulations impose a Minimum Capital Requirement of US$50.0 million and a Prescribed Capital Requirement of $466.5 million on Greenlight Re as of December 31, 2015 (2014: $443.5 million). As of December 31, 2015, Greenlight Re's statutory capital and surplus of $788.9 million exceeded the Minimum Capital Requirement as well as the Prescribed Capital Requirement. For the years ended December 31, 2015, 2014 and 2013, Greenlight Re's net income (loss) was $(309.5) million, $113.3 million, and $229.8 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re's GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2015 and 2014.

As of December 31, 2015, $325.3 million of the Company's retained earnings were restricted from payment of dividends to the Company's shareholders. However, since most of the Company's capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company's subsidiaries would likely be required in order to fund a dividend to the Company's shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2015, $5.0 million (2014: nil, 2013: nil) of dividends were declared and paid by Greenlight Re to the Company. As of December 31, 2015 and 2014, $322.4 million and $658.8 million, respectively, of Greenlight Re's capital and surplus was available for distribution as dividends. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2015 and 2014, none and $2.7 million, respectively, of GRIL's capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of capital (the "Required Minimum Margin"). As of December 31, 2015 and 2014, GRIL met such requirements. As of December 31, 2015 and 2014, GRIL's statutory capital and surplus was the same as its U.S. GAAP capital and surplus of $50.3 million and $42.9 million, respectively. The required solvency margin for GRIL as of December 31, 2015 and 2014 was $18.1 million and $13.6 million, respectively. GRIL's statutory net income (loss) was $(12.8) million, $(3.3) million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

10.      SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants as detailed in Note 9 above.

Service Provider Share Purchase Options

On September 20, 2004, the Company had granted share purchase options to a service provider to purchase 400,000 Class A ordinary shares at an exercise price of $10.00 per share. During 2014, the remaining 20,000 share purchase options outstanding were exercised, resulting in the net issuance of 13,861 Class A ordinary shares (net of shares surrendered as a result of the cashless exercise of stock options). There were no service provider share purchase options outstanding as of December 31, 2015 and 2014.

 Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period.

For the year ended December 31, 2015, 78,685 (2014: 127,186, 2013: 111,231) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2015, the Company issued an aggregate of 28,215 (2014: 28,060, 2013: 36,374) restricted Class A ordinary shares to non-employee directors as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest

Link to Table of Contents

on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2015, 9,621 (2014: 38,706, 2013: 16,826) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2015, in accordance with U.S. GAAP, $0.1 million of stock compensation expense (2014: $0.4 million, 2013: $0.2 million) relating to the forfeited restricted shares was reversed.

The Company recorded $3.6 million of share-based compensation expense, net of forfeitures, relating to restricted shares for the year ended December 31, 2015 (2014: $3.3 million, 2013: $3.2 million). As of December 31, 2015, there were $3.7 million (2014: $4.2 million, 2013: $3.5 million) of unrecognized compensation costs related to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.6 years (2014: 1.8 years, 2013: 1.7 years). For the year ended December 31, 2015, the total fair value of restricted shares vested was $3.2 million (2014: $2.9 million, 2013: $2.8 million).

The restricted share award activity during the years ended December 31, 2015 and 2014 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2013	328,991	$24.74
Granted	155,246	32.58
Vested	(115,444)	25.35
Forfeited	(38,706)	27.43
Balance at December 31, 2014	330,087	27.90
Granted	106,900	31.56
Vested	(120,353)	26.26
Forfeited	(9,621)	30.49
Balance at December 31, 2015	307,013	$29.74

Employee and Director Stock Options

For the year ended December 31, 2015, 40,683 Class A ordinary share purchase options were granted to the Company's Chief Executive Officer, pursuant to his employment contract (2014: 31,821). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2016, 2017 and 2018, and expire 10 years after the grant date. The grant date fair value of these options was $12.29 per share (2014: $15.71 per share, 2013: $13.09), based on the Black-Scholes option pricing model. The estimate of expected volatility for options granted during 2015 and 2014 was based on the daily historical trading data of the Company's Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to August 5, 2015. For options granted prior to 2014, the Company had determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2015	2014	2013
Risk free rate	2.15%	2.47%	2.85%
Estimated volatility	32.8%	34.3%	35.0%
Expected term (in years)	10	10	10
Dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2015 related to employee and director stock options was $0.5 million (2014: $0.5

Link to Table of Contents

million, 2013: $0.6 million). At December 31, 2015, the total compensation cost related to non-vested options not yet recognized was $0.4 million (2014: $0.4 million, 2013: $0.4 million) to be recognized over a weighted average period of 1.5 years (2014: 1.5 years, 2013: 1.5 years) assuming the employees complete their service period for vesting of the options.

For the year ended December 31, 2015, 250,000 (2014: 318,500) stock options were exercised by directors and employees resulting in 158,925 Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options (2014: 207,328). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the year ended December 31, 2015 was $4.8 million (2014: $6.7 million, 2013: $0.8 million).

Employee and director stock option activity during the years ended December 31, 2015 and 2014 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2013	1,402,987	$15.82	$7.08
Granted	31,821	32.37	15.71
Exercised	(318,500)	11.29	5.67
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2014	1,116,308	17.58	7.73
Granted	40,683	26.67	12.29
Exercised	(250,000)	11.10	5.57
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2015	906,991	$19.78	$8.53

At December 31, 2015, the weighted-average remaining contractual term for options outstanding was 2.9 years (2014: 3.0 years).

At December 31, 2015, 851,020 (2014: 1,062,022) stock options were exercisable. These options had a weighted-average exercise price of $19.22 (2014: $17.02) and a weighted-average remaining contractual term of 2.6 years (2014: 2.7 years).

The weighted average grant date fair value of options granted during the year ended December 31, 2015 was $12.29 (2014: $15.71, 2013: $13.09). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2015 was $2.6 million and $2.6 million, respectively (2014: $16.8 million and $16.6 million, respectively). During the year ended December 31, 2015, 38,998 (2014: 53,828, 2013: 45,871) options vested which had a weighted average grant date fair value of $12.82 (2014: $11.76, 2013: $11.08).

Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the year ended December 31, 2015, 6,821 (2014: 9,668, 2013: 5,941) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Company recorded $0.2 million of share-based compensation expense, net of forfeitures, relating to RSUs for the year ended December 31, 2015 (2014: $0.1 million, 2013: $0.03 million).

Link to Table of Contents

Employee RSU activity during the years ended December 31, 2015 and 2014 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2013	5,941	$24.41
Granted	9,668	32.60
Vested	—	—
Forfeited	—	—
Balance at December 31, 2014	15,609	29.72
Granted	6,821	32.21
Vested	(260)	24.30
Forfeited	—	—
Balance at December 31, 2015	22,170	$30.55

For the years ended December 31, 2015, 2014 and 2013, the general and administrative expenses included stock compensation expense (net of forfeitures) of $4.3 million, $4.0 million and $3.8 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors.

11.      NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	($ in thousands)
Realized gains (losses)	$22,227	$352,133	$122,568
Change in unrealized gains and losses	(265,401)	(187,753)	149,012
Investment related foreign exchange gains (losses)	(3,725)	14,797	44,492
Interest and dividend income, net of withholding taxes	15,313	31,423	22,265
Interest, dividend and other expenses	(31,092)	(38,892)	(47,665)
Investment advisor compensation	(19,246)	(49,133)	(72,532)
Net investment income (loss)	$(281,924)	$122,575	$218,140

Interest and dividend income in the above table are net of any withholding taxes. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2015, investment income, net of all fees and expenses, resulted in a loss of 20.2% on the investment portfolio. This compares to a gain of 8.7% and a gain of 19.6% reported for the years ended December 31, 2014 and 2013, respectively.

The comparative 2014 and 2013 amounts presented for realized gains (losses), change in unrealized gain and losses and investment related foreign exchange gains (losses) have been reclassified to conform to the current period presentation. The reclassifications resulted in no changes to net investment income (loss), net income or retained earnings for any of the periods presented.

12.      TAXATION

The Company and Greenlight Re are each domiciled in the Cayman Islands and under current Cayman Islands law, no corporate entity, including the Company and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company and Greenlight Re each intend to conduct all of its operations in a manner that will not cause it to be treated as engaging in a trade or business within the United States and will not cause it to be subject to current U.S. federal income taxation on its net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, there can be no assurance that the IRS will not successfully assert that the Company or Greenlight Re is engaged in a trade or business within the U.S.

Link to Table of Contents

Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the IRS. Verdant’s taxable income is taxed at an effective tax rate of 35%. GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is taxed at a rate of 12.5% on its trading income.

At December 31, 2015, included in the consolidated balance sheet under other assets were taxes recoverable of $0.5 million relating to GRIL (2014: $0.8 million relating to Verdant and GRIL), and a deferred tax asset of $1.76 million primarily relating to GRIL's net operating losses carried forward (2014: $0.03 million). At December 31, 2015, GRIL had a net operating loss carryforward of $14.1 million which can be carried forward indefinitely. Based on the likelihood of GRIL generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset and taxes recoverable will be fully realized in the future and therefore no valuation allowance has been recorded.

At December 31, 2015, Verdant had a net operating loss carryforward of $1.7 million which can be carried forward for a period of 20 years from the year the loss occurred and therefore will expire in 2033.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Current tax (expense) benefit	$15	$638	$(534)
Deferred tax (expense) benefit	1,740	(14)	(4)
Income tax (expense) benefit	$1,755	$624	$(538)

The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, Greenlight Re, GRIL or Verdant.

Federal Excise Taxes

The United States also imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2015, 2014, and 2013, the Company incurred approximately $3.3 million, $2.2 million and $3.5 million, respectively, of federal excise taxes. These amounts are reflected as acquisition costs in the Company’s consolidated statements of income.

13.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Effective January 1, 2014, the Company and its reinsurance subsidiaries were party to a joint venture agreement with DME Advisors, LP ("DME Advisors") under which the Company, its reinsurance subsidiaries and DME Advisors LLC ("DME") are participants of a joint venture for the purpose of managing certain jointly held assets, as may be amended from time to time (the "venture agreement"). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time (the "advisory agreement"). DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2015, no performance allocation (2014: $28.5 million, 2013: $54.2 million) was netted against gross investment income due to a net investment loss reported for the year ended December 31, 2015.

Link to Table of Contents

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the year ended December 31, 2015 were management fees of $19.2 million (2014: $20.6 million, 2013: $18.3 million). The management fees have been fully paid as of December 31, 2015.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the year ended December 31, 2015, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc ("GRBK"), a publicly traded company. During the year ended December 31, 2014, the Company, along with certain affiliates of DME Advisors, provided debt financing to GRBK and acquired equity shares of GRBK. During the year ended December 31, 2015, the Company's investment income included $1.0 million (2014: $0.4 million) of interest relating to this debt. During the third quarter of 2015, GRBK repaid the debt (2014: $21.6 million) in full along with all accrued interest and prepayment fees, and the Company purchased additional equity shares of GRBK. As of December 31, 2015, $25.0 million (2014: $18.4 million) of GRBK listed equities were included on the balance sheet as "equity securities, trading, at fair value". The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

At December 31, 2015, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

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
	$720,000

As of December 31, 2015, an aggregate amount of $245.6 million (2014: $273.7 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash and cash and cash equivalents. As of December 31, 2015, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $324.3 million (2014: $302.6 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2015 and 2014.

Link to Table of Contents

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of December 31, 2015.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2015.

The total rent expense related to leased office space for the year ended December 31, 2015 was $0.5 million, (2014: $0.5 million, 2013: $0.5 million).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of December 31, 2015, the Company had commitments to invest an additional $6.1 million (2014: $8.9 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of December 31, 2015.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2016	2017	2018	2019	2020	Thereafter	Total
	($ in thousands)
Operating lease obligations	$548	$548	$315	$82	$82	$31	$1,606
Private equity and limited partnerships (1)	6,107	—	—	—	—	—	6,107
	$6,655	$548	$315	$82	$82	$31	$7,713

(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2016.

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

Link to Table of Contents

15.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company's gross written premiums:

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Largest broker	$278,003	55.4%	$161,405	49.8%	$282,337	52.7%
2nd largest broker	110,246	22.0	61,809	19.1	119,117	22.2
3rd largest broker	—	—	40,773	12.6	—	—
	$388,249	77.4%	$263,987	81.5%	$401,454	74.9%

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2015		2014		2013
	($ in thousands)
Property
Aviation	$691	0.1%	$391	0.1%	$168	—%
Commercial	16,667	3.3	11,529	3.6	9,999	1.9
Energy	2,009	0.4	2,131	0.6	659	0.1
Motor physical damage	34,529	6.9	24,008	7.4	57,952	10.8
Personal	57,495	11.5	64,479	19.9	145,807	27.2
Total Property	111,391	22.2	102,538	31.6	214,585	40.0
Casualty
General liability (1)	28,355	5.6	11,639	3.6	(815)	(0.2)
Marine liability	9,283	1.8	5,120	1.6	1,956	0.4
Motor liability	203,624	40.6	127,858	39.5	253,698	47.4
Professional liability	72,217	14.4	27,009	8.4	29,901	5.6
Total Casualty	313,479	62.4	171,626	53.1	284,740	53.2
Specialty
Financial	7,824	1.6	5,292	1.6	3,498	0.7
Health	56,784	11.3	43,837	13.5	37,094	6.9
Workers’ compensation (1)	12,646	2.5	730	0.2	(4,215)	(0.8)
Total Specialty	77,254	15.4	49,859	15.3	36,377	6.8
	$502,124	100.0%	$324,023	100.0%	$535,702	100.0%
(1)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premiums returned upon novation or commutation of contracts.

Link to Table of Contents

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2015		2014		2013
	($ in thousands)
U.S. and Caribbean	$383,236	76.3%	$275,402	85.0%	$496,949	92.8%
Worldwide (1)	104,336	20.8	31,106	9.6	9,821	1.8
Europe	14,085	2.8	17,432	5.4	28,932	5.4
Asia	467	0.1	83	—	—	—
	$502,124	100.0%	$324,023	100.0%	$535,702	100.0%
(1) "Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2015:

	2015
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$129,682	$92,990	$134,568	$144,884
Gross premiums ceded	(1,626)	(1,868)	(2,288)	(3,219)
Net premiums written	128,056	91,122	132,280	141,665
Change in net unearned premium reserves	(33,263)	563	(30,286)	(21,750)
Net premiums earned	94,793	91,685	101,994	119,915
Net investment income (loss)	(24,829)	(20,305)	(191,322)	(45,468)
Other income (expense), net	1,588	(3,760)	(542)	(699)
Total revenues	71,552	67,620	(89,870)	73,748
Expenses
Loss and loss adjustment expenses incurred, net	63,207	76,653	97,421	79,816
Acquisition costs, net	26,841	23,939	32,146	33,281
General and administrative expenses	6,160	6,894	5,382	4,998
Total expenses	96,208	107,486	134,949	118,095
Income (loss) before income tax expense	(24,656)	(39,866)	(224,819)	(44,347)
Income tax (expense) benefit	215	(54)	1,233	361
Net income (loss) including non-controlling interest	(24,441)	(39,920)	(223,586)	(43,986)
Loss (income) attributable to non-controlling interest in joint venture	394	324	3,909	881
Net income (loss)	$(24,047)	$(39,596)	$(219,677)	$(43,105)
Earnings (loss) per share
Basic	$(0.65)	$(1.06)	$(5.98)	$(1.17)
Diluted	$(0.65)	$(1.06)	$(5.98)	$(1.17)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,173,008	37,303,265	36,710,216	36,720,454
Diluted	37,173,008	37,303,265	36,710,216	36,720,454

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2014:

	2014
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$118,901	$33,654	$97,200	$74,268
Gross premiums ceded	(5,940)	(2,759)	(2,706)	(2,088)
Net premiums written	112,961	30,895	94,494	72,180
Change in net unearned premium reserves	(1,272)	56,960	(15,003)	3,025
Net premiums earned	111,689	87,855	79,491	75,205
Net investment income (loss)	(10,150)	113,932	(54,027)	72,820
Other income (expense), net	182	(1,400)	2,663	1,542
Total revenues	101,721	200,387	28,127	149,567
Expenses
Loss and loss adjustment expenses incurred, net	67,363	56,644	53,028	57,951
Acquisition costs, net	37,796	25,570	22,478	21,821
General and administrative expenses	6,200	5,559	6,012	6,729
Total expenses	111,359	87,773	81,518	86,501
Income (loss) before income tax expense	(9,638)	112,614	(53,391)	63,066
Income tax (expense) benefit	560	14	254	(204)
Net income (loss) including non-controlling interest	(9,078)	112,628	(53,137)	62,862
Loss (income) attributable to non-controlling interest in joint venture	197	(3,075)	1,369	(2,174)
Net income (loss)	$(8,881)	$109,553	$(51,768)	$60,688
Earnings (loss) per share
Basic	$(0.24)	$2.94	$(1.40)	$1.62
Diluted	$(0.24)	$2.89	$(1.40)	$1.60
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,808,386	37,246,922	36,984,650	37,356,187
Diluted	36,808,386	37,902,106	36,984,650	37,905,836

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2015

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$45,471	$39,087	$39,087
Equity securities, trading, at fair value
Equities – listed	1,011,424	890,653	890,653
Exchange traded funds	31,570	15,341	15,341
Total equity securities, trading, at fair value	1,042,994	905,994	905,994
Total investments, trading	$1,088,465	$945,081	$945,081
Other investments, at fair value
Commodities	$102,092	$98,046	$98,046
Private and unlisted equity securities	18,720	21,037	21,037
Total other investments, at fair value	120,812	119,083	119,083
Total investments	$1,209,277	$1,064,164	$1,064,164

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2015	December 31, 2014
	($ in thousands)
Cash and cash equivalents	$6	$1
Investment in subsidiaries	840,196	1,148,308
Note receivable	2,175	1,566
Due from subsidiaries	—	15,276
Total assets	$842,377	$1,165,151
Liabilities and shareholders’ equity
Liabilities
Due to subsidiaries	$16,986	$—
Total liabilities	16,986	—
Shareholders’ equity
Share capital	3,703	3,738
Additional paid-in capital	496,401	500,553
Retained earnings	325,287	660,860
Total shareholders’ equity	825,391	1,165,151
Total liabilities and shareholders’ equity	$842,377	$1,165,151

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2015	2014	2013
	($ in thousands)
Revenue
Investment income	$5,962	$671	$1,100
Total revenues	5,962	671	1,100
Expenses
General and administrative expenses	4,048	3,806	3,735
Net income (loss) before equity in earnings of consolidated subsidiaries	1,914	(3,135)	(2,635)
Equity in earnings of consolidated subsidiaries	(328,339)	112,727	228,334
Consolidated net income (loss)	$(326,425)	$109,592	$225,699

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2015	2014	2013
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	$(326,425)	$109,592	$225,699
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	328,339	(112,727)	(228,334)
Share-based compensation expense	4,274	3,964	3,675
Change in
Due from subsidiaries	15,276	971	(2,006)
Due to subsidiaries	16,986	(3,808)	2,438
Net cash (used in) provided by operating activities	38,450	(2,008)	1,472
Investing activities
Change in note receivable	(609)	2,162	(2,053)
Contributed surplus to subsidiaries, net	(20,227)	(158)	59
Net cash (used in) provided by investing activities	(20,836)	2,004	(1,994)
Financing activities
Net proceeds from exercise of stock options	—	—	513
Short-swing sale profit from shareholder	83	—	—
Repurchase of Class A ordinary shares	(17,692)	—	—
Net cash (used in) provided by financing activities	(17,609)	—	513
Net increase (decrease) in cash and cash equivalents	5	(4)	(9)
Cash and cash equivalents at beginning of the year	1	5	14
Cash and cash equivalents at end of the year	$6	$1	$5

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2015	Property & Casualty	$59,823	$305,997	$211,954	$408,387	$(281,924)	$317,097	$116,207	$23,434	$502,124
2014	Property & Casualty	$34,420	$264,243	$128,736	$354,240	$122,575	$234,986	$107,665	$24,500	$324,023
2013	Property & Casualty	$51,797	$329,894	$173,057	$547,899	$218,140	$338,493	$171,872	$20,958	$535,702

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2015	Property & Casualty	$—	$9,001	$502,124	$493,123	102%
2014	Property & Casualty	$—	$13,493	$324,023	$310,530	104%
2013	Property & Casualty	$—	$2,780	$535,702	$532,922	101%

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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
10.18
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.19
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.20
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

Link to Table of Contents

10.21
Amended and Restated Agreement, effective as of August 31, 2010, between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., and DME Advisors, LP (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 2, 2010)

10.22
Letter of Credit Agreement, effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 22, 2011)

10.23 (1)
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 30, 2012)

10.24 (1)
Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on February 21, 2012)

10.25 (1)
Employment Agreement, dated September 28, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Claude Wagner (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on February 21, 2012)

10.26
Amendment to amended letter of credit agreement, executed on December 16, 2011, between Greenlight Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 21, 2012)

10.27
Amended letter of credit agreement, effective as of December 16, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on February 21, 2012)

10.28
Second Amended and Restated Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., Greenlight Capital Re, Ltd. (for limited purposes) and DME Advisors, LLC, Amended and Restated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 7, 2014)

10.29
Investment Advisory Agreement among DME Advisors, LP, The Venture Among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd. and DME Advisors, LLC, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd. and DME Advisors, LLC, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 7, 2014)

10.30 (1)
Employment Agreement, dated July 31, 2014, by and among Greenlight Reinsurance, Ltd. and James McNichols (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 3, 2014)

10.31
Amendment Letter Agreement between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited, effective June 1, 2015, amending the Amended and Restated Letter of Credit Agreement dated June 17, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 3, 2015)

10.32
Amended and Restated Letter of Credit Facility Agreement, dated May 7, 2015 between Greenlight Reinsurance, Ltd. and Bank of America, N.A., amending the Amended Letter of Credit Facility Agreement dated December 16, 2011 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 3, 2015)

10.33
Letter Agreement between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., DME Advisors, LLC and DME Advisors, LP., dated June 17, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on August 3, 2015)

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
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.