Form 10-Q
period 2016-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2016-05-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,977,642
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of April 29, 2016

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$73,879	$39,087
Equity securities, trading, at fair value	934,232	905,994
Other investments, at fair value	190,516	119,083
Total investments	1,198,627	1,064,164
Cash and cash equivalents	196,134	112,162
Restricted cash and cash equivalents	1,157,656	1,236,589
Financial contracts receivable, at fair value	13,286	13,215
Reinsurance balances receivable	246,862	187,940
Loss and loss adjustment expenses recoverable	3,548	3,368
Deferred acquisition costs, net	68,184	59,823
Unearned premiums ceded	2,805	3,251
Notes receivable	35,537	25,146
Other assets	7,189	6,864
Total assets	$2,929,828	$2,712,522
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$876,248	$882,906
Financial contracts payable, at fair value	9,106	28,245
Due to prime brokers	544,481	396,453
Loss and loss adjustment expense reserves	341,132	305,997
Unearned premium reserves	237,919	211,954
Reinsurance balances payable	19,704	18,326
Funds withheld	7,036	7,143
Other liabilities	12,146	12,725
Performance compensation payable to related party	3,081	—
Total liabilities	2,050,853	1,863,749
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,977,642 (2015: 30,772,572): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2015: 6,254,895))	3,723	3,703
Additional paid-in capital	497,141	496,401
Retained earnings	353,956	325,287
Shareholders’ equity attributable to shareholders	854,820	825,391
Non-controlling interest in joint venture	24,155	23,382
Total equity	878,975	848,773
Total liabilities and equity	$2,929,828	$2,712,522

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2016	2015
Revenues
Gross premiums written	$166,792	$129,682
Gross premiums ceded	(2,107)	(1,626)
Net premiums written	164,685	128,056
Change in net unearned premium reserves	(26,573)	(33,263)
Net premiums earned	138,112	94,793
Net investment income (loss)	28,435	(24,829)
Other income (expense), net	(271)	1,588
Total revenues	166,276	71,552
Expenses
Loss and loss adjustment expenses incurred, net	90,668	63,207
Acquisition costs, net	38,963	26,841
General and administrative expenses	6,999	6,160
Total expenses	136,630	96,208
Income (loss) before income tax	29,646	(24,656)
Income tax (expense) benefit	(204)	215
Net income (loss) including non-controlling interest	29,442	(24,441)
Loss (income) attributable to non-controlling interest in joint venture	(773)	394
Net income (loss)	$28,669	$(24,047)
Earnings (loss) per share
Basic	$0.77	$(0.65)
Diluted	$0.77	$(0.65)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,107,039	37,173,008
Diluted	37,422,921	37,173,008

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	14	—	—	14	—	14
Share-based compensation expense, net of forfeitures	—	1,034	—	1,034	—	1,034
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(394)	(394)
Net income (loss)	—	—	(24,047)	(24,047)	—	(24,047)
Balance at March 31, 2015	$3,752	$501,587	$636,813	$1,142,152	$28,496	$1,170,648

Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	20	—	—	20	—	20
Share-based compensation expense, net of forfeitures	—	740	—	740	—	740
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	773	773
Net income (loss)	—	—	28,669	28,669	—	28,669
Balance at March 31, 2016	$3,723	$497,141	$353,956	$854,820	$24,155	$878,975

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2016	2015
Cash provided by (used in) operating activities
Net income (loss)	$28,669	$(24,047)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(78,700)	29,850
Net realized gains (losses) on investments and financial contracts	38,611	(25,010)
Foreign exchange (gains) losses on investments	4,112	7,973
Income (loss) attributable to non-controlling interest in joint venture	773	(394)
Share-based compensation expense, net of forfeitures	760	1,048
Depreciation expense	102	101
Net change in
Reinsurance balances receivable	(58,922)	(32,770)
Loss and loss adjustment expenses recoverable	(180)	(203)
Deferred acquisition costs, net	(8,361)	(8,134)
Unearned premiums ceded	446	357
Other assets	(427)	(651)
Loss and loss adjustment expense reserves	35,135	(3,933)
Unearned premium reserves	25,965	32,245
Reinsurance balances payable	1,378	1,138
Funds withheld	(107)	212
Other liabilities	(579)	4,053
Performance compensation payable to related party	3,081	—
Net cash provided by (used in) operating activities	(8,244)	(18,165)
Investing activities
Purchases of investments, trading	(423,065)	(251,068)
Sales of investments, trading	308,059	252,857
Payments for financial contracts	(29,976)	(3,999)
Proceeds from financial contracts	9,123	8,294
Securities sold, not yet purchased	290,478	391,768
Dispositions of securities sold, not yet purchased	(276,369)	(182,793)
Change in due to prime brokers	148,028	44,590
Change in restricted cash and cash equivalents, net	76,329	(239,358)
Change in notes receivable, net	(10,391)	(2,690)
Net cash provided by (used in) investing activities	92,216	17,601
Net increase (decrease) in cash and cash equivalents	83,972	(564)
Cash and cash equivalents at beginning of the period	112,162	12,030
Cash and cash equivalents at end of the period	$196,134	$11,466
Supplementary information
Interest paid in cash	$2,576	$3,741
Income tax paid in cash	—	—
Non-cash transfer to notes receivable	—	25,859

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2016

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full calendar year.

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the period. Actual results could differ from these estimates.

 Restricted Cash and Cash Equivalents

The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased and derivatives. Additionally, restricted cash and cash equivalent balances are held to collateralize regulatory trusts and letters of credit issued to cedents (see Notes 4 and 8). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased, and the collateral required by the cedents in the form of trust accounts and letters of credit. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2016 and December 31, 2015, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2016, $12.0 million (December 31, 2015: $12.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2016, $1.1 million (2015: $0.5 million) of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

The Company regularly reviews all notes receivable individually for impairment and records valuation allowance provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the recorded value of the note is not considered impaired but there is uncertainty as to the collection of interest in accordance with the terms of the note. For notes receivable placed on non-accrual status, the notes are recorded excluding any accrued interest amount. The Company resumes accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash-basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

At March 31, 2016, $22.0 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2015: $23.0 million) and any payments received were applied to reduce the recorded value of the notes.

At March 31, 2016 and December 31, 2015, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at March 31, 2016 and December 31, 2015, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At March 31, 2016 and December 31, 2015, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

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

The Company’s "other investments" may include investments in private and unlisted equity securities, limited partnerships and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for "other investments". For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments. For certain private equity fund investments the Company has elected to measure the fair value using the net asset value practical expedient allowed under U.S. GAAP, and accordingly these investments are not classified as Level 1, 2 or 3 in the fair value hierarchy.

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

Comprehensive Income (Loss)

The Company has no comprehensive income or loss, other than the net income or loss disclosed in the condensed consolidated statements of income.

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

	Three months ended March 31
	2016	2015
Weighted average shares outstanding - basic	37,107,039	37,173,008
Effect of dilutive employee and director share-based awards	315,882	—
Weighted average shares outstanding - diluted	37,422,921	37,173,008
Anti-dilutive stock options outstanding	485,991	71,821
Participating securities excluded from calculation of loss per share	—	322,971

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

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent" ("ASU 2015-07"). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value ("NAV") per share (or its equivalent) as a practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities are required to apply the amendments in this update retrospectively to all periods presented. The Company adopted ASU 2015-07 during the first quarter of 2016. As the Company measures certain investments in private equity funds using the NAV as a practicable expedient, upon adoption of ASU 2015-07, the fair value of these investments was removed from the fair value hierarchy for all periods presented in the Company’s condensed consolidated financial statements. The Company will continue to disclose information on those investments for which fair value is measured at NAV as a practical expedient.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"). ASU 2015-09 requires additional disclosures for short-duration contracts including incurred and paid claims development information, claims duration information, quantitative claims frequency information (unless impracticable), and an explanation of significant changes in methodologies and assumptions used to calculate the loss and loss adjustment expense reserves. ASU 2015-09 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the impact of the disclosure requirements of ASU 2015-09 and is preparing to disclose the additional information in its consolidated financial statements for the fiscal year ending December 31, 2016 and interim and annual periods thereafter.

In January 2016, the FASB has issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01, among other things, requires equity investments to be measured at fair value with changes in fair value recognized in net income or loss; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting ASU 2016-01 on the Company's consolidated financial statements. However the adoption of this guidance is not expected to have a significant impact on the Company's net income or loss or retained earnings since the Company's investments are classified as "trading" and the unrealized gains and losses are already recognized in net income or loss.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02").Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is in the process of evaluating the impact of the requirements of ASU 2016-09 on the Company's disclosures.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2016:

	Fair value measurements as of March 31, 2016
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$73,383	$496	$73,879
Listed equity securities	928,903	5,329	—	934,232
Commodities	172,661	—	—	172,661
Private and unlisted equity securities	—	—	5,931	5,931
Private equity funds measured at net asset value (1)	—	—	—	11,924
Total investments	$1,101,564	$78,712	$6,427	$1,198,627
Financial contracts receivable	$15	$13,271	$—	$13,286

Liabilities:
Listed equity securities, sold not yet purchased	$(829,394)	$—	$—	$(829,394)
Debt instruments, sold not yet purchased	—	(46,854)	—	(46,854)
Securities sold, not yet purchased, at fair value	$(829,394)	$(46,854)	$—	$(876,248)
Financial contracts payable	$(206)	$(8,900)	$—	$(9,106)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the amounts presented in the condensed consolidated balance sheets.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2015:

	Fair value measurements as of December 31, 2015
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$38,582	$505	$39,087
Listed equity securities	900,369	5,625	—	905,994
Commodities	98,046	—	—	98,046
Private and unlisted equity securities	—	—	8,452	8,452
Private equity funds measured at net asset value (1)	—	—	—	12,585
	$998,415	$44,207	$8,957	$1,064,164
Financial contracts receivable	$20	$13,195	$—	$13,215

Liabilities:
Listed equity securities, sold not yet purchased	$(808,481)	$—	$—	$(808,481)
Debt instruments, sold not yet purchased	—	(74,425)	—	(74,425)
Securities sold, not yet purchased, at fair value	$(808,481)	$(74,425)	$—	$(882,906)
Financial contracts payable	$(488)	$(27,757)	$—	$(28,245)

(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the amounts presented in the condensed consolidated balance sheets.

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2016
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$505	$8,452	$8,957
Purchases	—	—	—
Sales	—	(2,539)	(2,539)
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(9)	18	9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$496	$5,931	$6,427

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2016.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2015
	Assets
	Debt instruments	Private and unlisted equity securities	Financial contracts receivable	Total
	($ in thousands)
Beginning balance	$22,259	$6,449	$—	$28,708
Purchases	—	—	2,340	2,340
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	1	—	(577)	(576)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$22,260	$6,449	$1,763	$30,472

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015.

As of March 31, 2016, the Company held investments in private equity funds of $11.9 million (December 31, 2015: $12.6 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to March 31, 2016. The private equity funds have varying lock-up periods and, as of March 31, 2016, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of March 31, 2016, the Company had $5.3 million (December 31, 2015: $6.1 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

For the three months ended March 31, 2016, included in net investment loss in the condensed consolidated statements of income were net realized losses relating to Level 3 securities of $1.4 million (three months ended March 31, 2015: nil). In addition, for the three months ended March 31, 2016, amortization of $0.0 million (2015: $0.6 million) relating to financial contracts receivable, valued using unobservable inputs, was included in the condensed consolidated statements of income as other income (expense), net.

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the three months ended March 31, 2016 of $1.4 million (three months ended March 31, 2015: net unrealized gains of $0.0 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At March 31, 2016, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$35,468	$3,035	$(5,430)	$33,073
Corporate debt – Non U.S.	2,109	—	(2,047)	62
Sovereign debt – U.S.	20,534	354	—	20,888
Sovereign debt – Non U.S.	17,688	2,168	—	19,856
Total debt instruments	$75,799	$5,557	$(7,477)	$73,879

At December 31, 2015, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$25,674	$155	$(5,519)	$20,310
Corporate debt – Non U.S.	2,109	—	(1,795)	314
Sovereign debt – Non U.S.	17,688	1,225	(450)	18,463
Total debt instruments	$45,471	$1,380	$(7,764)	$39,087

The maturity distribution for debt instruments held at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016		December 31, 2015
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	15,198	11,127	4,202	4,129
From five to ten years	21,428	21,512	18,840	14,780
More than ten years	39,173	41,240	22,429	20,178
	$75,799	$73,879	$45,471	$39,087

Equity securities, trading

At March 31, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$996,856	$87,631	$(167,049)	$917,438
Exchange traded funds	17,986	—	(1,192)	16,794
Total equity securities	$1,014,842	$87,631	$(168,241)	$934,232

At December 31, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,011,424	$67,114	$(187,885)	$890,653
Exchange traded funds	31,570	—	(16,229)	15,341
Total equity securities	$1,042,994	$67,114	$(204,114)	$905,994

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of March 31, 2016 and December 31, 2015, commodities were comprised of gold bullion.

At March 31, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$155,693	$16,968	$—	$172,661
Private and unlisted equity securities	14,034	3,821	—	17,855
	$169,727	$20,789	$—	$190,516

At December 31, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$102,092	$—	$(4,046)	$98,046
Private and unlisted equity securities	18,720	3,491	(1,174)	21,037
	$120,812	$3,491	$(5,220)	$119,083

Investments in Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the condensed consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle its obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day the transaction is open, the liability for the obligation to replace the borrowed security is marked-to-market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities.

At March 31, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(812,542)	$71,809	$(79,082)	$(819,815)
Exchange traded funds	(9,572)	—	(8)	(9,580)
Sovereign debt – Non U.S.	(41,185)	—	(5,668)	(46,853)
	$(863,299)	$71,809	$(84,758)	$(876,248)

At December 31, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(803,842)	$102,469	$(94,681)	$(796,054)
Exchange traded funds	(9,572)	—	(2,855)	(12,427)
Sovereign debt – Non U.S.	(77,443)	3,018	—	(74,425)
	$(890,857)	$105,487	$(97,536)	$(882,906)

Financial Contracts

As of March 31, 2016 and December 31, 2015, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, CDS, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At March 31, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Commodity Swaps	USD	59,161	$885
Put options (2)	USD	92,290	3,064
Total return swaps – equities	EUR/GBP/HKD/RON/USD	53,238	9,207
Warrants and rights on listed equities	EUR/USD	176	130
Total financial contracts receivable, at fair value			$13,286
Financial contracts payable
Forwards	KRW	2,926	$(160)
Futures	USD	25,766	(206)
Total return swaps – equities	EUR/GBP/MXN/USD	33,887	(8,740)
Total financial contracts payable, at fair value			$(9,106)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; MXN = Mexican Peso; RON = Romanian New Leu.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options (2)	USD	47,259	$657
Put options (3)	USD	147,326	8,790
Total return swaps – equities	EUR/GBP/USD	50,205	3,748
Warrants and rights on listed equities	EUR	59	20
Total financial contracts receivable, at fair value			$13,215
Financial contracts payable
Call options	USD	2,601	$(64)
Commodity Swaps	USD	42,160	(12,784)
Forwards	KRW	2,908	(22)
Futures	USD	21,195	(488)
Total return swaps – equities	EUR/GBP/HKD/RON/MXN/USD	71,874	(14,887)
Total financial contracts payable, at fair value			$(28,245)
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

For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. As of March 31, 2016, the Company held $3.1 million OTC put options (long) (December 31, 2015: $8.7 million).

During the three months ended March 31, 2016 and 2015, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended March 31
		2016	2015
		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$—	$(55)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	—	(31)
Forwards	Net investment income (loss)	(81)	136
Futures	Net investment income (loss)	984	(2,077)
Options, warrants, and rights	Net investment income (loss)	(2,803)	(2,474)
Commodity swaps	Net investment income (loss)	(5,565)	—
Total return swaps – equities	Net investment income (loss)	6,919	4,223
Weather derivative swap	Other income (expense), net	—	(577)
Total		$(546)	$(855)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2016	Three months ended March 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$—	$63
Futures	174,721	169,710
Options, warrants and rights (1)	133,333	175,651
Commodity swaps	75,566	54,374
Total return swaps	1,483	28,271
Total	$385,103	$428,069
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three months ended March 31, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Three months ended March 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$—	$4,725
Futures	84,989	56,748
Options, warrants and rights (1)	—	69,777
Total return swaps	14,900	39,748
Weather derivative swap	2,340	—
Total	$102,229	$170,998
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

As of March 31, 2016, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

March 31, 2016	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$13,286	$—	$13,286	$(6,239)	$(3,748)	$3,299
Financial contracts payable	(9,106)	—	(9,106)	6,239	2,867	—

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

4.        DUE TO PRIME BROKERS

As of March 31, 2016, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At March 31, 2016, the amounts due to prime brokers included $259.5 million (December 31, 2015: $301.4 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit and trust accounts and $285.0 million (December 31, 2015: $95.0 million) of borrowing relating to investing activities.

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

For the three months ended March 31, 2016, loss and loss adjustment expenses incurred of $90.7 million (2015: $63.2 million) reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.4 million (2015: $0.2 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2016, the Company had losses receivable and loss reserves recoverable of $3.0 million (December 31, 2015: $3.1 million) from unrated retrocessionaires and $0.6 million (December 31, 2015: $0.3 million) from a retrocessionaire rated A- by A.M. Best. At March 31, 2016 and December 31, 2015, $3.0 million and $3.1 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2016 and December 31, 2015, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company's shares authorized for issuance pursuant to the stock incentive plan include 3,500,000 (December 31, 2015: 3,500,000) Class A ordinary shares. As of March 31, 2016, 517,506 (December 31, 2015: 658,775) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the three months ended March 31, 2016, 149,332 (2015: 78,102) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2016, 4,177 (2015: nil) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2016, in accordance with U.S. GAAP, $0.05 million of stock compensation expense (2015: nil) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the three months ended March 31, 2016 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2015	307,013	$29.74
Granted	149,332	21.56
Vested	(93,193)	24.43
Forfeited	(4,177)	32.62
Balance at March 31, 2016	358,975	$27.68

Employee and Director Stock Options

For the three months ended March 31, 2016, 156,000 (2015: 90,000) stock options were exercised by directors and employees resulting in 59,179 (2015: 58,982) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the three months ended March 31, 2016 was $1.1 million (2015: $1.9 million).

Employee and director stock option activity during the three months ended March 31, 2016 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2015	906,991	$19.78	$8.53
Granted	—	—	—
Exercised	(156,000)	11.65	5.86
Forfeited	—	—	—
Expired	—	—	—
Balance at March 31, 2016	750,991	$21.47	$9.09

 Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2016, 7,444 (2015: 6,821) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the three months ended March 31, 2016, 11,330 (2015: nil) restricted share units were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2016, in accordance with U.S. GAAP, $0.2 million of stock compensation expense (2015: nil) relating to the forfeited restricted share units was reversed.

Employee RSU activity during the three months ended March 31, 2016 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2015	22,170	$30.55
Granted	7,444	21.56
Vested	(736)	24.43
Forfeited	(11,330)	29.71
Balance at March 31, 2016	17,548	$27.54

For the three months ended March 31, 2016 and 2015, the general and administrative expenses included stock compensation expense (net of forfeitures) of $0.8 million and $1.0 million, respectively, for the expensing of the fair value of stock options, restricted stocks and RSUs granted to employees and directors. For the three months ended March 31, 2016, the Company assumed a forfeiture rate of 6.0% (2015: 0%) for restricted shares and RSUs granted to employees during the period. The Company’s assumed forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted shares and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are actually forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels and if deemed necessary, true-up adjustments are recorded.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2015, the Company's investment portfolio managed by DME Advisors reported a net investment loss of $276.7 million (net of minority interest) and as a result no performance allocation was paid to DME Advisors in 2015. In addition, the performance allocation for fiscal year 2016 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned. For the three months ended March 31, 2016, $3.1 million performance allocation (2015: nil) was accrued on the condensed consolidated balance sheet and netted against gross investment income in the condensed consolidated statements of income due to a net investment income reported for the period.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three months ended March 31, 2016 were management fees of $4.2 million (2015: $5.2 million). The management fees have been fully paid as of March 31, 2016.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the three months ended March 31, 2016, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc ("GRBK"), a publicly traded company. As of March 31, 2016, $26.3 million (December 31, 2015: $25.0 million) of GRBK listed equities were included on the balance sheet as "equity securities, trading, at fair value". The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides certain investor relations services to the Company for compensation of $5,000 per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2016, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

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
	$720,000

As of March 31, 2016, an aggregate amount of $222.2 million (December 31, 2015: $245.6 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2016, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $277.0 million (December 31, 2015: $324.3 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2016 and December 31, 2015.

Subsequent to March 31, 2016, on April 4, 2016, the Company provided a notice of cancellation to terminate the Bank of America, N.A. letter of credit facility.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of March 31, 2016, collateral of $78.6 million (December 31, 2015: $78.6 million) was provided to cedents in the form of regulatory trust accounts.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2016.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2016.

The total rent expense related to leased office space for the three months ended March 31, 2016 was $0.1 million (2015:$0.1 million).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of March 31, 2016, the Company had commitments to invest an additional $5.3 million (December 31, 2015: $6.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of March 31, 2016.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2016	2017	2018	2019	2020	Thereafter	Total
	($ in thousands)
Operating lease obligations	$414	$552	$319	$86	$86	$32	$1,489
Private equity and limited partnerships (1)	5,282	—	—	—	—	—	5,282
	$5,696	$552	$319	$86	$86	$32	$6,771
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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2016		2015
	($ in thousands)
Property
Aviation	$214	0.1%	$266	0.2%
Commercial	5,637	3.4	6,449	5.0
Energy	1,768	1.1	1,670	1.3
Motor physical damage	9,365	5.6	7,593	5.9
Personal	26,648	16.0	22,016	17.0
Total Property	43,632	26.2	37,994	29.4
Casualty
General liability	8,411	5.0	6,398	4.9
Marine liability	3,652	2.2	3,934	3.0
Motor liability	49,568	29.7	43,331	33.4
Professional liability	13,890	8.3	15,059	11.6
Total Casualty	75,521	45.2	68,722	52.9
Specialty
Financial	15,678	9.4	1,556	1.2
Health	27,195	16.3	20,681	15.9
Workers’ compensation	4,766	2.9	729	0.6
Total Specialty	47,639	28.6	22,966	17.7
	$166,792	100.0%	$129,682	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2016		2015
	($ in thousands)
U.S. and Caribbean	$130,744	78.4%	$94,396	72.8%
Worldwide (1)	34,358	20.6	33,304	25.7
Europe	1,910	1.1	1,933	1.5
Asia (2)	(220)	(0.1)	49	—
	$166,792	100.0%	$129,682	100.0%

(1) "Worldwide" is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.

(2) The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "we," "us," "our," "our company,"  or "the Company" refer to Greenlight Capital Re, Ltd. ("GLRE") and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, ("Greenlight Re"), Greenlight Reinsurance Ireland, Designated Activity Company ("GRIL") and Verdant Holding Company, Ltd. ("Verdant"), unless the context dictates otherwise. References to our "Ordinary Shares" refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2016 and 2015 and financial condition as of March 31, 2016 and December 31, 2015. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "predict," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Outlook and Trends

The reinsurance industry has experienced significant consolidation in the last several years, fueled by many traditional participants with excess capital looking to strengthen their positions in their core markets. We believe further consolidation will likely continue but do not believe that consolidation will result in a significant reduction in total capital within the industry. Rather, we expect the industry consolidation to create concentrations of capital in fewer, larger participants, and that with a reduction in the number of competitors in the industry, pricing may partially stabilize. Further, while some opportunities may become available on an attractive basis to only the largest reinsurance companies in the industry, we believe that the consolidation trend may create new opportunities for us if less capacity is available in the market as a result of the industry consolidating.

We do not believe that the over-capitalization of the market is uniform across all industry participants and there are many insurers and reinsurers with lower financial security profiles than ours that have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance offering and our differentiated underwriting strategy positions us well to compete for new, targeted business in niche areas that we know and can service well.

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

We have recently observed stability and favorable trends in our underlying rates and profitability for our non-standard automobile business. We continue to believe we are achieving acceptable risk adjusted returns on this business and expect to have a high concentration of premium in this line for the foreseeable future.

We have also observed an increase in the size of the U.S. health stop loss market as employers seek to control their health care costs by moving away from first dollar health care plans subject to the Affordable Care Act. We believe that the majority of this growth has been absorbed by large carriers that elect to not purchase reinsurance. However, we have seen growth in the portion of the market controlled by managing general underwriters that rely heavily on quota share reinsurance and we expect to seek to increase our market share in this line.

We have noted that pricing for property catastrophe retro and other property catastrophe business is under severe competitive pressure and we believe much of the business in the market is being priced below expected losses. As such, in 2015 we decreased, and expect to continue to decrease, our focus in this line of business unless there is a market changing event that improves expected profitability.

Our casualty business is generally comprised of larger, syndicated reinsurance placements for general casualty and professional liability. For most of this business, we were not the lead underwriter and, instead followed the market on these transactions. This business has a longer duration of claim payments than other types of business we have historically written, which leads to a build-up of reserves and exposure over a longer period of time. We expect this portion of our business to grow modestly in 2016.

We also observed a decrease in the underlying rates and profitability for our Florida Homeowners business. If rates and expected profitability continue to decline, we would expect to further decrease the premiums written in this line.

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

Our investment portfolio had a net long exposure of 18.0% as of March 31, 2016. Our goal for 2016 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite a Federal Reserve interest rate increase in December 2015, monetary policy remains very accommodative globally.  Additionally, there are many global economic and political risks that are coming to the forefront. Global equity markets have had a difficult start in 2016 with many global market indices falling, and volatility rising.  Given the current investment environment, we deem it appropriate to maintain comparatively lower gross and net equity exposures and to hold a significant position in gold and other macro positions.

Critical Accounting Policies

Our condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in "Part I. Item IA. — Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2015 affect the more significant estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

Recently issued accounting standards and their impact to the Company, if any, are presented under "Recent Accounting Pronouncements" in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016, we reported net income of $28.7 million, compared to a net loss of $24.0 million reported for the same period in 2015. Our net investment income for the three months ended March 31, 2016 was $28.4 million, compared to net investment loss of $24.8 million reported for the same period in 2015. Our investment portfolio managed by DME Advisors, LP reported a gain of 2.5% for the three months ended March 31, 2016, compared to a loss of 1.8% for the same period in 2015. The net underwriting income for the three months ended March 31, 2016 was $3.7 million, compared to underwriting income of $0.8 million reported for the same period in 2015. For the three months ended March 31, 2016, our composite ratio was 93.8%, compared to 95.0% during the same period in 2015. General and administrative expenses for the three months ended March 31, 2016 increased to $7.0 million from $6.2 million for the three months ended March 31, 2015 mainly due to higher personnel related expenses, partially offset by lower professional fees and stock compensation expense.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended March 31, 2016, the fully diluted adjusted book value per share increased by $0.71 per share, or 3.2%, to $22.88 per share from $22.17 per share at December 31, 2015. For the three months ended March 31, 2016, the basic adjusted book value per share increased by $0.67 per share, or 3.0%, to $22.96 per share from $22.29 per share at December 31, 2015.

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

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$878,975	$848,773	$891,616	$1,127,496	$1,170,648
Less: Non-controlling interest in joint venture	(24,155)	(23,382)	(24,263)	(28,172)	(28,496)
Basic adjusted book value per share numerator	854,820	825,391	867,353	1,099,324	1,142,152
Add: Proceeds from in-the-money stock options issued and outstanding	3,459	11,553	13,260	15,236	16,302
Fully diluted adjusted book value per share numerator	$858,279	$836,944	$880,613	$1,114,560	$1,158,454
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,232,537	37,027,467	37,027,467	37,464,546	37,521,627
Add: In-the-money stock options and RSUs issued and outstanding	282,548	717,340	777,340	880,917	976,917
Fully diluted adjusted book value per share denominator	37,515,085	37,744,807	37,804,807	38,345,463	38,498,544
Basic adjusted book value per share	$22.96	$22.29	$23.42	$29.34	$30.44
Fully diluted adjusted book value per share	22.88	22.17	23.29	29.07	30.09

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2016		2015
	($ in thousands)
Frequency	$152,809	91.6%	$113,900	87.8%
Severity	13,983	8.4	15,782	12.2
Total	$166,792	100.0%	$129,682	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2016, our frequency gross premiums written increased by $38.9 million, or 34.2%, compared to the same period in 2015. The increase was primarily driven by new contracts bound during 2016 and premium growth on existing contracts renewed during 2015. The frequency gross premiums written for financial lines increased by $14.1 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily relating to in-force unearned premiums assumed at the inception of a mortgage insurance contract bound during 2016. The gross premiums written for motor liability (including motor physical damage) increased by $8.0 million due to growth in the volume of underlying policies on existing contracts. During the three months ended March 31, 2016, the frequency gross premiums written for personal lines increased by $6.1 million, primarily as a result of a new homeowners' property quota share contract entered into during 2016 which included in-force unearned premiums assumed at inception of the contract. The increase in personal lines was partially offset by a decrease in other homeowners' property contracts which were not renewed or renewed at a lower share during the third quarter of 2015. The specialty health and workers' compensation lines increased by $6.5 million and $4.0 million, respectively, as a result of new quota share contracts written during fiscal year 2015.

For the three months ended March 31, 2016, the severity premiums written decreased by $1.8 million, or 11.4%, compared to the same period in 2015, primarily due to a property catastrophe contract which expired at the end of 2015 and was not renewed. The decrease was partially offset by an increase in premiums written on a new casualty contract entered into in the third quarter of 2015.

Premiums Ceded

For the three months ended March 31, 2016, premiums ceded were $2.1 million compared to $1.6 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the increase in ceded premiums compared to the same period in 2015 primarily related to a retroceded quota share contract that was entered into during 2015 which had less premiums ceded during the first quarter of 2015 compared to the first quarter of 2016.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2016		2015
	($ in thousands)
Frequency	$150,703	91.5%	$112,275	87.7%
Severity	13,982	8.5	15,781	12.3
Total	$164,685	100.0%	$128,056	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2016		2015
	($ in thousands)
Frequency	$128,327	92.9%	$88,761	93.6%
Severity	9,785	7.1	6,032	6.4
Total	$138,112	100.0%	$94,793	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended March 31, 2016, the frequency net premiums earned increased by $39.6 million, or 44.6%, compared to the same period in 2015. The increase was primarily the result of the private passenger motor liability and physical damage contracts which increased by $19.1 million during the three months ended March 31, 2016, compared to the same period in 2015, due to an increase in the volume of underlying premiums earned on contracts in effect during the current period. Our professional lines, specialty health and workers' compensation premiums earned increased by $6.1 million, $4.6 million and $3.1 million, respectively, which were primarily the effect of premiums that were earned during the period relating to new contracts entered into during the second half of 2015. Other lines of business also reported increases in premiums earned with general liability, financial and commercial property, in the aggregate, accounting for $5.5 million of the increase in net earned premiums during the three months ended March 31, 2016.

For the three months ended March 31, 2016, the severity net premiums earned increased by $3.8 million, or 62.2%, compared to the same period in 2015. The increase was primarily the result of premiums that were earned during the period relating to new and renewed severity quota share contracts that were entered into during 2016 and 2015, partially offset by excess of loss severity contracts that expired and were not renewed in 2016.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2016		2015
	($ in thousands)
Frequency	$87,558	96.6%	$61,597	97.5%
Severity	3,110	3.4	1,610	2.5
Total	$90,668	100.0%	$63,207	100.0%

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

For the three months ended March 31, 2016, the total net losses incurred on frequency contracts increased by $26.0 million, or 42.1%, compared to the same period in 2015. The increase in losses incurred was slightly less than the increase in earned premiums for the frequency business during the three months ended March 31, 2016.

For the three months ended March 31, 2016, the losses incurred on severity contracts increased by $1.5 million, primarily due to the change in the mix of severity business resulting in fewer excess of loss catastrophe contracts and more quota share severity contracts.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three months ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31
	2016	2015
Frequency	68.2%	69.4%
Severity	31.8%	26.7%
Total	65.6%	66.7%

The lower frequency loss ratio for the three months ended March 31, 2016 was a result of an increase in earned premiums exceeding the increase in losses incurred for the frequency business. The motor liability business reported a lower loss ratio for the three months ended March 31, 2016 compared to the same period in 2015, partially offset by a higher loss ratio relating to the Florida homeowners' insurance business, which has been negatively impacted by the "assignment of benefits" issue whereby Florida homeowners assign their rights for filing and settling claims to attorneys and public adjusters.

The higher severity loss ratio for the three months ended March 31, 2016 compared to the same period in 2015, reflects the change in mix of severity business with a higher proportion of quota share severity contracts in effect during the three months ended March 31, 2016 compared to the same period in 2015.

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and between quota share and excess of loss contracts.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31
		2016			2015
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$54,883	$(217)	$54,666	$65,264	$(9,113)	$56,151
Change in loss and loss adjustment expense reserves	36,182	(180)	36,002	(1,812)	8,868	7,056
Total	$91,065	$(397)	$90,668	$63,452	$(245)	$63,207

For the three months ended March 31, 2016, our net losses incurred on prior period contracts increased by $1.3 million, primarily related to the Florida homeowners' "assignment of benefits" issue. However, because some of these contracts include sliding scale ceding commission and profit commission rates, the increase in loss reserves was partially offset by a decrease in ceding commissions and profit commissions recorded as acquisition costs.

There were no other significant developments of prior period reserves during the three months ended March 31, 2016.

For the three months ended March 31, 2015, our net losses incurred on prior period contracts increased by $2.6 million, primarily due to adverse loss development relating to our Florida homeowners' insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms during 2014. However, because these contracts included sliding scale ceding commission rates, the increase in loss reserves was offset by a decrease in ceding commissions recorded as acquisition costs.

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

	Three months ended March 31
	2016		2015
	($ in thousands)
Frequency	$36,578	93.9%	$25,698	95.7%
Severity	2,385	6.1	1,143	4.3
Total	$38,963	100.0%	$26,841	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the three months ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31
	2016	2015
Frequency	28.5%	29.0%
Severity	24.4%	18.9%
Total	28.2%	28.3%

The small decrease in the frequency acquisition cost ratio for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to certain Florida homeowners' insurance contracts that contain sliding scale ceding commissions and profit commissions which decreased during the three months ended March 31, 2016 as a result of adverse loss development on those contracts.

The higher severity acquisition cost ratio for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the change in mix of severity business with a higher proportion of quota share contracts which typically have higher ceding commission rates than the excess of loss catastrophe contracts. There were no other significant changes in acquisition costs during the three months ended March 31, 2016.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2016	2015
	($ in thousands)
Underwriting expenses	$4,823	$3,938
Corporate expenses	2,176	2,222
General and administrative expenses	$6,999	$6,160

Effective from January 1, 2016 we have broken out general and administrative expenses into Underwriting expenses and Corporate expenses. Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include the costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses. As a result of this change in expense allocations, the prior period comparative balances for Underwriting expenses and Corporate expenses in the above table have been reclassified to conform to the current period presentation.

The increase in general and administrative expenses for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to higher personnel costs which were partially offset by lower professional fees and share-based compensation incurred during the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, general and administrative expenses included $0.8 million and $1.0 million, respectively, of expenses related to stock compensation granted to employees and directors. The decrease in stock compensation expense was due to forfeitures of restricted shares and restricted stock units by employees that left the Company during the three months ended March 31, 2016.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31
	2016	2015
	($ in thousands)
Realized gains (losses)	$(38,611)	$25,010
Change in unrealized gains and losses	78,700	(31,613)
Investment related foreign exchange gains (losses)	(4,112)	(7,973)
Interest and dividend income, net of withholding taxes	4,956	3,426
Interest, dividend and other expenses	(5,262)	(8,476)
Investment advisor compensation	(7,236)	(5,203)
Net investment income (loss)	$28,435	$(24,829)

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended March 31, 2016, investment gain, net of fees and expenses, resulted in a gain of 2.5% on our investments managed by DME Advisors, compared to a loss of 1.8% for the three months ended March 31, 2015. The long portfolio gained 2.6%, the short portfolio gained 0.1% and macro positions gained 0.5% during the three months ended March 31, 2016.

The investment income for the three months ended March 31, 2016 was primarily driven by an increase in unrealized gains on our long position in Michael Kors and CONSOL Energy and our macro position in gold, partly offset by our long position in SunEdison.

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

For the three months ended March 31, 2016 and 2015, the gross investment return (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 2.8% and (1.8)%, respectively. These were comprised of the following:

	Three months ended March 31
	2016	2015
Long portfolio gains (losses)	2.6%	3.9%
Short portfolio gains (losses)	0.1	(4.4)
Macro gains (losses)	0.5	(0.9)
Other income and expenses	(0.4)	(0.4)
Gross investment return	2.8%	(1.8)%
Net investment return	2.5%	(1.8)%

For the three months ended March 31, 2016, included in "other income and expenses" in the above table was $4.2 million (2015: $5.2 million), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three months ended March 31, 2016, $3.1 million of performance allocation compensation was recorded for the period (2015: nil due to an investment loss).

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

As of March 31, 2016, a deferred tax asset of $1.6 million (December 31, 2015: $1.8 million) was included in other assets on the condensed consolidated balance sheets. The deferred tax asset decreased during the three months ended March 31, 2016, primarily due to a partial realization of the deferred tax asset resulting from GRIL's net income generated during the period. As of March 31, 2016, an accrual for current taxes recoverable of $0.5 million (December 31, 2015: $0.5 million) was recorded on the condensed consolidated balance sheets relating to a refund for taxes paid by GRIL in prior years. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Three months ended March 31			Three months ended March 31
		2016			2015
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	68.2%	31.8%	65.6%	69.4%	26.7%	66.7%
Acquisition cost ratio	28.5	24.4	28.2	29.0	18.9	28.3
Composite ratio	96.7%	56.2%	93.8%	98.4%	45.6%	95.0%
Underwriting expense ratio			3.5			4.8
Combined ratio			97.3%			99.8%

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

The combined ratio is the sum of the composite ratio and the underwriting expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take into account corporate expenses, net investment income or loss or any foreign exchange gain or loss. Given the nature of our opportunistic underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Prior to January 1, 2016, the combined ratio included all general and administrative expenses. However, in order to more accurately reflect the underwriting results in the combined ratio, effective from January 1, 2016, we have included only underwriting related expenses in the combined ratio calculation. Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. The underwriting expense ratios and combined ratios for the prior period have been reclassified in the above table for comparability purposes. The revised calculation resulted in the combined ratios decreasing by 1.6% and 1.7% for the three months ended March 31, 2016 and 2015, respectively, compared to the previous calculation method.

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of March 31, 2016, were $1,211.9 million, compared to $1,077.4 million as of December 31, 2015, an increase of $134.5 million, or 12.5%, primarily due to the increase in our physical gold holdings and, to a lesser extent, due to increases in debt instruments and equity based long investments. As of March 31, 2016, our exposure to long investments increased to 93.0%, compared to 89.5% as of December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts payable as of March 31, 2016 decreased by $19.1 million, or 67.8%, compared to December 31, 2015, primarily due to the disposal of commodity swaps relating to crude oil futures.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of March 31, 2016, we had borrowed $285.0 million (December 31, 2015: $95.0 million) from our prime brokers for investing activities and to provide collateral for unrealized losses on short positions. In accordance with Greenlight Re's investment guidelines, DME Advisors is allowed to use up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of March 31, 2016, we had borrowed $259.5 million (December 31, 2015: $301.4 million) under term margin agreements from prime brokers to provide collateral for trust accounts and for some of our letters of credit outstanding, whereby we pledge certain investment securities to borrow cash from the prime brokers. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalent balance on the condensed balance sheets. The decrease in the borrowed amount was due to the cancellation of certain letters of credit during the three months ended March 31, 2016 for which trust accounts had been established at the end of 2015.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2016, 92.1% (December 31, 2015: 90.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 7.0% (December 31, 2015: 8.0%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.3% (December 31, 2015: 0.5%) was comprised of securities valued based on non-observable inputs (Level 3). As of March 31, 2016, 0.6% (December 31, 2015: 0.6%) of our investment portfolio was comprised of private equity funds valued using the funds' net asset values as a practical expedient. (Refer to Note 3 "Financial Instruments" in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the three months ended March 31, 2016).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2016, $130.9 million (December 31, 2015: $129.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $128.6 million (December 31, 2015: $128.0 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $2.3 million (December 31, 2015: $1.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of March 31, 2016, our securities sold, not yet purchased were $876.2 million compared to $882.9 million at December 31, 2015. Our short exposure was 75.0% as of March 31, 2016, compared to 74.0% at December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of March 31, 2016, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of March 31, 2016, the restricted cash included $876.2 million relating to collateral for securities sold, not yet purchased, compared to $882.9 million as of December 31, 2015.

Overall, our restricted cash decreased by $78.9 million, or 6.4%, from $1,236.6 million to $1,157.7 million, partially due to the decrease in letters of credit outstanding for which restricted cash is pledged, and partially due to cash collateral held by derivative counterparties, which decreased by $30.3 million to $21.9 million during the three months ended March 31, 2016 due to a decrease in total return equity swaps and commodity swaps payable.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At March 31, 2016, reinsurance balances receivable were $246.9 million compared to $187.9 million as of December 31, 2015, an increase of $58.9 million, or 31.4%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force. The reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at March 31, 2016.

At March 31, 2016, deferred acquisition costs (net of retrocession) increased by $8.4 million, or 14.0%, compared to December 31, 2015. The increase was directly related to the corresponding increase in unearned premium reserves which increased by $26.0 million, or 12.3%, during the same period. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of March 31, 2016, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Notes Receivable

As of March 31, 2016, notes receivable increased by $10.4 million to $35.5 million from $25.1 million as of December 31, 2015. The increase was primarily related to additional funds advanced under an existing note receivable agreement. For further details on notes receivable, refer to Note 2 "Significant Accounting Policies" in the condensed consolidated financial statements.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	March 31, 2016			December 31, 2015
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$102,238	$204,750	$306,988	$103,347	$165,740	$269,087
Severity	3,390	30,754	34,144	8,188	28,722	36,910
Total	$105,628	$235,504	$341,132	$111,535	$194,462	$305,997

During the three months ended March 31, 2016, the frequency loss reserves increased by $37.9 million, or 14.1%, to $307.0 million from $269.1 million as of December 31, 2015. The increase in the frequency IBNR of $39.0 million was primarily related to the premiums earned during the period on active frequency contracts. The frequency case reserves decreased by $1.1 million as losses were paid on existing contracts.

The severity loss reserves decreased by $2.8 million, or 7.5%. The increase in the severity IBNR of $2.0 million was due to new severity quota share contracts written during 2016 and in the latter half of 2015. The severity case reserves decreased as we released the final payment on a catastrophe contract relating to the 2010 Christchurch earthquake.

For most of our contracts written as of March 31, 2016, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of April 1, 2016, our maximum aggregate loss exposure to any series of natural peril events was $236.7 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of April 1, 2016:

	April 1, 2016
Zone	Maximum Single Event Loss	Maximum Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$166,697	$236,707
Europe	111,665	139,195
Japan	111,665	139,195
Rest of the world	111,665	139,195
Maximum Aggregate	166,697	236,707

Since our maximum loss exposures are theoretical maximums based on contract limits, these limits may be significantly higher than modeled loss estimates which are commonly used in the insurance industry. Therefore, we also estimate catastrophe losses in terms of the probable maximum loss ("PML"). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of April 1, 2016, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate, was $103.2 million and $129.3 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of April 1, 2016:

	April 1, 2016
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$103,240	$126,536
Europe	44,339	58,605
Japan	27,915	36,612
Rest of the world	28,215	43,172
Maximum	103,240	129,345
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, increased by $30.2 million to $879.0 million as of March 31, 2016, compared to $848.8 million as of December 31, 2015. Retained earnings increased primarily due to net income of $28.7 million reported for the three months ended March 31, 2016. The non-controlling interest increased by $0.8 million due to investment gains attributable to DME's interest in the joint venture during the three months ended March 31, 2016. The increase in additional paid-in capital for the three months ended March 31, 2016 of $0.7 million was primarily related to share-based compensation for the three months ended March 31, 2016.

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

As of March 31, 2016, Greenlight Re and GRIL were each rated "A (Excellent)" by A.M. Best. On October 23, 2015, A.M. Best affirmed the "A (Excellent)" ratings but revised the ratings' outlook from stable to negative. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2016, approximately 96% (December 31, 2015: 96%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2016 and 2015, the net cash used in operating activities was $8.2 million and $18.2 million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $7.5 million and $10.3 million for the three months ended March 31, 2016 and 2015, respectively. Excluding the investment related expenses from the net cash used in operating activities results in net cash primarily used by our underwriting activities, which was $0.7 million for the three months ended March 31, 2016, and $7.9 million for the three months ended March 31, 2015. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available. For the three months ended March 31, 2016, less cash was used by our underwriting activities compared to the three months ended March 31, 2015, due to lower losses paid relative to premiums collected.

For the three months ended March 31, 2016, our investing activities provided cash of $92.2 million (2015: $17.6 million), driven primarily by increase in margin borrowing from prime brokers. Cash provided by investing activities is net of any withdrawals from the joint venture by DME (nil for three months ended March 31, 2016 and 2015). There were no financing activities during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of March 31, 2016, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2016, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of March 31, 2016, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2016, we had four letter of credit facilities with an aggregate capacity of $720.0 million (December 31, 2015: $720.0 million) with various financial institutions. See Note 8 of the accompanying condensed consolidated financial statements for details on each of these facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of March 31, 2016, the aggregate amount provided to cedents under such arrangements was $300.8 million (December 31, 2015: $324.2 million). The letters of credit and trust accounts are secured by equity securities and cash and cash equivalents with a total fair value of $355.6 million as of March 31, 2016 (December 31, 2015: $402.9 million).

Subsequent to March 31, 2016, we issued a notice of cancellation to terminate a letter of credit facility that had a capacity of $120.0 million, of which $19.6 million had been utilized as of March 31, 2016.

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2016.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2016.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2017 unless renewed by the Board of Directors. As of March 31, 2016, 1.4 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2016, no Class A ordinary shares were repurchased by the Company.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of March 31, 2016, there were 517,506 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2016 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$552	$754	$172	$11	$1,489
Private equity and limited partnerships (2)	5,282	—	—	—	5,282
Loss and loss adjustment expense reserves (3)	154,541	95,612	46,062	44,917	341,132
	$160,375	$96,366	$46,234	$44,928	$347,903
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of March 31, 2016, we had made total commitments of $20.1 million in private investments of which we had invested $14.8 million, and our remaining commitments to these investments total $5.3 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of March 31, 2016, $876.2 million of securities sold, not yet purchased, were secured by $876.2 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2016, performance allocation of $3.1 million and management fees of $4.2 million were included in the net investment income.

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

Our related party transactions are presented in Note 7 to the accompanying condensed consolidated financial statements.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the three months ended March 31, 2016 and 2015, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	commodity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk; and

•	political risk.

Equity Price Risk
As of March 31, 2016, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of March 31, 2016, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $15.7 million, or 1.4%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

     Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of March 31, 2016, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of March 31, 2016, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of March 31, 2016:

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$14,689	1.3%	$(14,689)	(1.3)%
Natural Gas	5,916	0.5	(5,916)	(0.5)
Total	$20,605	1.8%	$(20,605)	(1.8)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of March 31, 2016, we had a net unhedged foreign currency exposure on GBP denominated loss reserves of £3.9 million. As of March 31, 2016, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.6 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.6 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2016, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(1,986)	(0.2)%	$1,986	0.2%
British Pound	(1,639)	(0.1)	1,639	0.1
Chinese Yuan	10,922	1.0	(2,224)	(0.2)
Japanese Yen	765	0.1	(497)	—
Other	696	0.1	(696)	(0.1)
Total	$8,758	0.9%	$208	—%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$3,610	0.3%	$(5,016)	(0.4)%
Net exposure to interest rate risk	$3,610	0.3%	$(5,016)	(0.4)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each instrument individually. We periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2016, there have been no other material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. As of March 31, 2016, 1.4 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2016.

On April 27, 2016, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2017 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
May 2, 2016

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
May 2, 2016