Form 10-Q
period 2016-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2016-08-01
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,065,939
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of July 29, 2016

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$93,893	$39,087
Equity securities, trading, at fair value	899,904	905,994
Other investments, at fair value	176,670	119,083
Total investments	1,170,467	1,064,164
Cash and cash equivalents	45,556	112,162
Restricted cash and cash equivalents	1,077,546	1,236,589
Financial contracts receivable, at fair value	23,725	13,215
Reinsurance balances receivable	216,803	187,940
Loss and loss adjustment expenses recoverable	72,328	3,368
Deferred acquisition costs, net	52,828	59,823
Unearned premiums ceded	3,669	3,251
Notes receivable, net	34,785	25,146
Other assets	7,077	6,864
Total assets	$2,704,784	$2,712,522
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$797,773	$882,906
Financial contracts payable, at fair value	5,290	28,245
Due to prime brokers	415,459	396,453
Loss and loss adjustment expense reserves	354,703	305,997
Unearned premium reserves	201,376	211,954
Reinsurance balances payable	96,986	18,326
Funds withheld	6,112	7,143
Other liabilities	10,839	12,725
Total liabilities	1,888,538	1,863,749
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,060,643 (2015: 30,772,572): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2015: 6,254,895))	3,732	3,703
Additional paid-in capital	498,189	496,401
Retained earnings	290,961	325,287
Shareholders’ equity attributable to shareholders	792,882	825,391
Non-controlling interest in joint venture	23,364	23,382
Total equity	816,246	848,773
Total liabilities and equity	$2,704,784	$2,712,522

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and six months ended June 30, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Revenues
Gross premiums written	$92,237	$92,990	$259,029	$222,672
Gross premiums ceded	(3,522)	(1,868)	(5,629)	(3,494)
Net premiums written	88,715	91,122	253,400	219,178
Change in net unearned premium reserves	36,867	563	10,294	(32,700)
Net premiums earned	125,582	91,685	263,694	186,478
Net investment income (loss)	(38,054)	(20,305)	(9,619)	(45,134)
Other income (expense), net	282	(3,760)	11	(2,172)
Total revenues	87,810	67,620	254,086	139,172
Expenses
Loss and loss adjustment expenses incurred, net	111,376	76,653	202,044	139,860
Acquisition costs, net	35,484	23,939	74,447	50,780
General and administrative expenses	4,994	6,894	11,993	13,054
Total expenses	151,854	107,486	288,484	203,694
Income (loss) before income tax	(64,044)	(39,866)	(34,398)	(64,522)
Income tax (expense) benefit	258	(54)	54	161
Net income (loss) including non-controlling interest	(63,786)	(39,920)	(34,344)	(64,361)
Loss (income) attributable to non-controlling interest in joint venture	791	324	18	718
Net income (loss)	$(62,995)	$(39,596)	$(34,326)	$(63,643)
Earnings (loss) per share
Basic	$(1.69)	$(1.06)	$(0.92)	$(1.71)
Diluted	$(1.69)	$(1.06)	$(0.92)	$(1.71)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,281,392	37,303,265	37,194,428	37,168,279
Diluted	37,281,392	37,303,265	37,194,428	37,168,279

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	22	—	—	22	—	22
Repurchase of Class A ordinary shares	(14)	(1,945)	(2,280)	(4,239)	—	(4,239)
Share-based compensation expense, net of forfeitures	—	2,033	—	2,033	—	2,033
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(718)	(718)
Net income (loss)	—	—	(63,643)	(63,643)	—	(63,643)
Balance at June 30, 2015	$3,746	$500,641	$594,937	$1,099,324	$28,172	$1,127,496

Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	29	—	—	29	—	29
Share-based compensation expense, net of forfeitures	—	1,788	—	1,788	—	1,788
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(18)	(18)
Net income (loss)	—	—	(34,326)	(34,326)	—	(34,326)
Balance at June 30, 2016	$3,732	$498,189	$290,961	$792,882	$23,364	$816,246

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2016	2015
Cash provided by (used in) operating activities
Net income (loss)	$(34,326)	$(63,643)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(108,841)	49,137
Net realized gains (losses) on investments and financial contracts	112,315	(40,277)
Foreign exchange (gains) losses on investments	2,309	16,370
Income (loss) attributable to non-controlling interest in joint venture	(18)	(718)
Share-based compensation expense, net of forfeitures	1,817	2,055
Depreciation expense	203	203
Net change in
Reinsurance balances receivable	(28,863)	(36,183)
Loss and loss adjustment expenses recoverable	(68,960)	(454)
Deferred acquisition costs, net	6,995	(8,635)
Unearned premiums ceded	(418)	1,344
Other assets	(416)	(3,467)
Loss and loss adjustment expense reserves	48,706	6,192
Unearned premium reserves	(10,578)	31,436
Reinsurance balances payable	78,660	5,840
Funds withheld	(1,031)	303
Other liabilities	(1,886)	(179)
Net cash provided by (used in) operating activities	(4,332)	(40,676)
Investing activities
Purchases of investments, trading	(632,044)	(478,199)
Sales of investments, trading	538,465	500,276
Payments for financial contracts	(34,592)	(18,826)
Proceeds from financial contracts	12,656	6,601
Securities sold, not yet purchased	474,965	534,837
Dispositions of securities sold, not yet purchased	(586,774)	(364,581)
Change in due to prime brokers	19,006	303,993
Change in restricted cash and cash equivalents, net	155,683	(357,829)
Change in notes receivable, net	(9,639)	(2,432)
Net cash provided by (used in) investing activities	(62,274)	123,840
Financing activities
Repurchase of Class A ordinary shares	—	(4,239)
Net cash provided by (used in) financing activities	—	(4,239)
Net increase (decrease) in cash and cash equivalents	(66,606)	78,925
Cash and cash equivalents at beginning of the period	112,162	12,030
Cash and cash equivalents at end of the period	$45,556	$90,955
Supplementary information
Interest paid in cash	$5,275	$14,201
Income tax paid in cash	—	—
Non-cash transfer to notes receivable	—	25,859

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2016

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

The results for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full calendar year.

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

The Company writes excess of loss contracts as well as quota share contracts. The Company estimates the ultimate premiums for the entire contract period. These estimates are based on information received from the ceding companies and estimates from actuarial pricing models used by the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota share contracts, the premiums are recorded as written based on cession statements from cedents which typically are received monthly or quarterly depending on the terms specified in each contract. For any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of a contract. A reinstatement premium is not due until there is a full limit loss event and therefore, in accordance with U.S. GAAP, the Company records a reinstatement premium as written only in the event that a client incurs a full limit loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums, are earned over the remaining coverage period. For additional premiums which are due on a contract that has no remaining coverage period, the additional premiums are earned in full when due.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2016 and December 31, 2015, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of June 30, 2016, $12.2 million (December 31, 2015: $12.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2016, $1.5 million and $2.6 million, respectively (2015: $1.1 million and $1.6 million, respectively) of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

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

Amounts paid by the Company for retroactive reinsurance that meets the conditions for reinsurance accounting are reported as loss and loss adjustment expenses recoverable to the extent those amounts do not exceed the associated liabilities. If the amounts paid for retroactive reinsurance exceed the liabilities, the Company increases the related liabilities, at the time the reinsurance contract is effective, and the excess is charged to net income as losses incurred. If the liabilities exceed the amounts paid, the recoverable balance is increased to reflect the difference, and the resulting gain is deferred and amortized over the estimated loss payout period. Changes in the estimated amount of liabilities relating to the underlying reinsured contracts are recognized in net income in the period of the change.

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

At June 30, 2016, $20.9 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2015: $23.0 million) and any payments received were applied to reduce the recorded value of the notes.

At June 30, 2016 and December 31, 2015, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at June 30, 2016 and December 31, 2015, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance that does not meet the conditions for reinsurance accounting. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At June 30, 2016 and December 31, 2015, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

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

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Weighted average shares outstanding - basic	37,281,392	37,303,265	37,194,428	37,168,279
Effect of dilutive employee and director share-based awards	—	—	—	—
Weighted average shares outstanding - diluted	37,281,392	37,303,265	37,194,428	37,168,279
Anti-dilutive stock options outstanding	435,991	71,821	435,991	71,821
Participating securities excluded from calculation of loss per share	371,642	310,193	371,642	310,193

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01, among other things, requires equity investments to be measured at fair value with changes in fair value recognized in net income or loss; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting ASU 2016-01 on the Company's consolidated financial statements. However, the adoption of this guidance is not expected to have a significant impact on the Company's net income or loss or retained earnings since the Company's investments are currently classified as "trading" and the unrealized gains and losses are already recognized in net income or loss.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company's consolidated financial statements.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2016:

	Fair value measurements as of June 30, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$93,307	$586	$93,893
Listed equity securities	891,952	7,952	—	899,904
Commodities	158,004	—	—	158,004
Private and unlisted equity securities	—	—	5,987	5,987
Private equity funds measured at net asset value (1)				12,679
Total investments	$1,049,956	$101,259	$6,573	$1,170,467
Financial contracts receivable	$15	$23,710	$—	$23,725

Liabilities:
Listed equity securities, sold not yet purchased	$(714,535)	$—	$—	$(714,535)
Debt instruments, sold not yet purchased	—	(83,238)	—	(83,238)
Securities sold, not yet purchased, at fair value	$(714,535)	$(83,238)	$—	$(797,773)
Financial contracts payable	$—	$(5,290)	$—	$(5,290)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the amounts presented in the condensed consolidated balance sheets.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2015:

	Fair value measurements as of December 31, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$38,582	$505	$39,087
Listed equity securities	900,369	5,625	—	905,994
Commodities	98,046	—	—	98,046
Private and unlisted equity securities	—	—	8,452	8,452
Private equity funds measured at net asset value (1)				12,585
	$998,415	$44,207	$8,957	$1,064,164
Financial contracts receivable	$20	$13,195	$—	$13,215

Liabilities:
Listed equity securities, sold not yet purchased	$(808,481)	$—	$—	$(808,481)
Debt instruments, sold not yet purchased	—	(74,425)	—	(74,425)
Securities sold, not yet purchased, at fair value	$(808,481)	$(74,425)	$—	$(882,906)
Financial contracts payable	$(488)	$(27,757)	$—	$(28,245)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the amounts presented in the condensed consolidated balance sheets.

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2016
Assets
	Debt instruments	Private and unlisted equity securities	Total
($ in thousands)
Beginning balance	$496	$5,931	$6,427
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	90	56	146
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$586	$5,987	$6,573

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 30, 2016
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$505	$8,452	$8,957
Purchases	—	—	—
Sales	—	(2,539)	(2,539)
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	81	74	155
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$586	$5,987	$6,573

There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2016.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities (1)	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$6,449	$1,763	$—	$30,471	$—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(78)	—	(583)	—	(661)	—
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	—	—	—	—
Ending balance	$22,181	$6,449	$3,716	$5,189	$37,535	$8,835
(1) Restated to exclude investments measured at fair value using the net asset value practical expedient which are no longer classified in the fair value hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities (1)	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$6,449	$—	$—	$28,708	$—
Purchases	—		2,340	—	2,340	—
Sales	—		—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(78)		(1,160)	—	(1,238)	—
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	—	—	—	—
Ending balance	$22,181	$6,449	$3,716	$5,189	$37,535	$8,835
(1) Restated to exclude investments measured at fair value using the net asset value practical expedient which are no longer classified in the fair value hierarchy.

During the three and six months ended June 30, 2015, $5.2 million of equity securities that were listed on the Athens Stock Exchange (the "ASE") were transferred from Level 1 to Level 3 due to trading being halted after June 26, 2015 for all equity securities listed on the ASE. As of June 30, 2015 there was no active market with observable trading prices to determine the fair values of these securities. Therefore, the fair values for these securities as of June 30, 2015, were based on the last trading price of these securities on the ASE and adjusted for the estimated decline in the fair value of American depository receipts of other comparable securities for the period from June 27, 2015 to June 30, 2015. The fair values for derivatives for which the underlying securities trade on the ASE were similarly adjusted. Therefore, $2.5 million and $8.8 million of financial contracts receivable and financial contracts payable, respectively, were transfered from Level 2 to Level 3 during the three and six months ended June 30, 2015 due to the fair values being based on unobservable inputs. There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2015.

As of June 30, 2016, the Company held investments in private equity funds of $12.7 million (December 31, 2015: $12.6 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to June 30, 2016. The private equity funds have varying lock-up periods and, as of June 30, 2016, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of June 30, 2016, the Company had $9.6 million (December 31, 2015: $6.1 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

For the three and six months ended June 30, 2016, included in net investment loss in the condensed consolidated statements of income were net realized losses relating to Level 3 securities of nil and $1.4 million, respectively (three and six months ended June 30, 2015: $0.1 million and $0.1 million, respectively). In addition, for the three and six months ended June 30, 2016, amortization of nil and nil, respectively (2015: $0.6 million and $1.2 million, respectively) relating to financial contracts receivable, valued using unobservable inputs, were included in the condensed consolidated statements of income as other income (expense), net.

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the three and six months ended June 30, 2016 of $0.1 million and $1.6 million, respectively (three and six months ended June 30, 2015: net unrealized losses of $0.4 million and $0.2 million, respectively), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At June 30, 2016, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$36,223	$5,159	$(6,405)	$34,977
Corporate debt – Non U.S.	2,109	—	(2,073)	36
Sovereign debt – U.S.	36,952	1,670	—	38,622
Sovereign debt – Non U.S.	17,688	2,570	—	20,258
Total debt instruments	$92,972	$9,399	$(8,478)	$93,893

At December 31, 2015, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$25,674	$155	$(5,519)	$20,310
Corporate debt – Non U.S.	2,109	—	(1,795)	314
Sovereign debt – Non U.S.	17,688	1,225	(450)	18,463
Total debt instruments	$45,471	$1,380	$(7,764)	$39,087

The maturity distribution for debt instruments held at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016		December 31, 2015
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	11,151	6,725	4,202	4,129
From five to ten years	26,230	27,702	18,840	14,780
More than ten years	55,591	59,466	22,429	20,178
	$92,972	$93,893	$45,471	$39,087

Equity securities, trading

At June 30, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$930,113	$70,718	$(124,230)	$876,601
Exchange traded funds	17,986	5,317	—	23,303
Total equity securities	$948,099	$76,035	$(124,230)	$899,904

At December 31, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,011,424	$67,114	$(187,885)	$890,653
Exchange traded funds	31,570	—	(16,229)	15,341
Total equity securities	$1,042,994	$67,114	$(204,114)	$905,994

Other Investments

"Other investments" include commodities and private and unlisted equity securities. As of June 30, 2016 and December 31, 2015, commodities were comprised of gold bullion.

At June 30, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$27,333	$—	$158,004
Private and unlisted equity securities	14,678	3,989	(1)	18,666
	$145,349	$31,322	$(1)	$176,670

At December 31, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$102,092	$—	$(4,046)	$98,046
Private and unlisted equity securities	18,720	3,491	(1,174)	21,037
	$120,812	$3,491	$(5,220)	$119,083

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

At June 30, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(684,731)	$42,442	$(72,246)	$(714,535)
Exchange traded funds	—	—	—	—
Sovereign debt – Non U.S.	(73,828)	—	(9,410)	(83,238)
	$(758,559)	$42,442	$(81,656)	$(797,773)

At December 31, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(803,842)	$102,469	$(94,681)	$(796,054)
Exchange traded funds	(9,572)	—	(2,855)	(12,427)
Sovereign debt – Non U.S.	(77,443)	3,018	—	(74,425)
	$(890,857)	$105,487	$(97,536)	$(882,906)

Financial Contracts

As of June 30, 2016 and December 31, 2015, the Company had entered into total return equity swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. As of June 30, 2016, the Company held $2.9 million OTC put options (long) (December 31, 2015: $8.7 million).

At June 30, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Commodity Swaps	USD	55,355	$5,649
Put options (2)	USD	44,055	2,905
Total return swaps – equities	EUR/GBP/HKD/RON/USD	46,920	15,128
Warrants and rights on listed equities	EUR/USD	82	43
Total financial contracts receivable, at fair value			$23,725
Financial contracts payable
Forwards	KRW	2,752	$(44)
Total return swaps – equities	EUR/USD	16,829	(5,246)
Total financial contracts payable, at fair value			$(5,290)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; RON = Romanian New Leu.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options (2)	USD	47,259	$657
Put options (3)	USD	147,326	8,790
Total return swaps – equities	EUR/GBP/USD	50,205	3,748
Warrants and rights on listed equities	EUR	59	20
Total financial contracts receivable, at fair value			$13,215
Financial contracts payable
Call options	USD	2,601	$(64)
Commodity Swaps	USD	42,160	(12,784)
Forwards	KRW	2,908	(22)
Futures	USD	21,195	(488)
Total return swaps – equities	EUR/GBP/HKD/RON/MXN/USD	71,874	(14,887)
Total financial contracts payable, at fair value			$(28,245)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; MXN = Mexican Peso; RON = Romanian New Leu.
(2) Includes options on interest rate futures relating to U.S. dollar LIBOR interest rates.
(3) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

During the three and six months ended June 30, 2016 and 2015, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended June 30		Six months ended June 30
		2016	2015	2016	2015
		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$—	$(50)	$—	$(105)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	—	(30)	—	(61)
Forwards	Net investment income (loss)	13	97	(68)	233
Futures	Net investment income (loss)	309	(151)	1,293	(2,228)
Interest rate swaps	Net investment income (loss)	—	(242)	—	(242)
Options, warrants, and rights	Net investment income (loss)	555	(7,014)	(2,248)	(9,488)
Commodity swaps	Net investment income (loss)	5,846	(730)	281	(730)
Total return swaps – equities	Net investment income (loss)	6,885	(80)	13,804	4,143
Weather derivative swap	Other income (expense), net	—	(583)	—	(1,160)
Total		$13,608	$(8,783)	$13,062	$(9,638)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and six months ended June 30, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2016	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$—	$115	$—	$178
Futures	—	25,456	174,721	195,166
Options, warrants and rights (1)	20,206	83,051	153,539	258,702
Commodity swaps	—	9,651	75,566	64,025
Total return swaps	567	20,994	2,050	49,265
Total	$20,773	$139,267	$405,876	$567,336
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three and six months ended June 30, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$—	$1,368	$—	$6,093
Futures	—	73,785	84,989	130,533
Interest rate swaps	6,558,000	—	6,558,000	—
Options, warrants and rights (1)	4,710,216	8,418,787	4,710,216	8,488,564
Commodity swaps	75,994	—	75,994	—
Total return swaps	6,190	17,243	21,090	56,991
Weather derivative swap	—	—	2,340	—
Total	$11,350,400	$8,511,183	$11,452,629	$8,682,181
(1) Exited amount excludes derivatives which expired or were exercised during the period.

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties on its derivative instruments.

As of June 30, 2016, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

June 30, 2016	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$23,725	$—	$23,725	$(2,683)	$(11,850)	$9,192
Financial contracts payable	(5,290)	—	(5,290)	2,683	2,607	—

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

4.        DUE TO PRIME BROKERS

As of June 30, 2016, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At June 30, 2016, the amounts due to prime brokers included $266.4 million (December 31, 2015: $301.4 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit and trust accounts and $149.1 million (December 31, 2015: $95.0 million) of borrowing relating to investing activities.

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

For the three and six months ended June 30, 2016, loss and loss adjustment expenses incurred of $111.4 million and $202.0 million, respectively, (2015: $76.7 million and $139.9 million, respectively), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.3 million and $0.7 million, respectively (2015: $0.5 million and $0.8 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2016, the Company had losses receivable and loss reserves recoverable of $71.7 million (December 31, 2015: $3.1 million) from unrated retrocessionaires and $0.6 million (December 31, 2015: $0.3 million) from a retrocessionaire rated A- by A.M. Best. At June 30, 2016 and December 31, 2015, $3.0 million and $3.1 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company. In addition, at June 30, 2016, $68.7 million of the losses recoverable from an unrated retrocessionaire was secured by a guarantee from the parent entity of the retrocessionaire. Subsequently, effective July 12, 2016, a trust account was established by the retrocessionaire for the benefit of the Company to provide collateral as required by the contract in the amount of $52.7 million.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2016 and December 31, 2015, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company's shares authorized for issuance pursuant to the stock incentive plan include 3,500,000 (December 31, 2015: 3,500,000) Class A ordinary shares. As of June 30, 2016, 475,963 (December 31, 2015: 658,775) Class A ordinary shares remained available for future issuance under the Company's stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.

For the six months ended June 30, 2016, 152,138 (2015: 78,685) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the six months ended June 30, 2016, the Company also issued to non-employee directors an aggregate of 39,288 (2015: 28,215) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the six months ended June 30, 2016, 4,177 (2015: 7,091) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2016, in accordance with U.S. GAAP, $0.05 million of stock compensation expense (2015: $0.1 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the six months ended June 30, 2016 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2015	307,013	$29.74
Granted	191,426	21.54
Vested	(122,620)	25.66
Forfeited	(4,177)	32.62
Balance at June 30, 2016	371,642	$26.83

Employee and Director Stock Options

For the six months ended June 30, 2016, 261,000 (2015: 186,000) stock options were exercised by directors and employees resulting in 99,617 (2015: 120,194) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the six months ended June 30, 2016 was $2.0 million (2015: $3.8 million).

Employee and director stock option activity during the six months ended June 30, 2016 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2015	906,991	$19.78	$8.53
Granted	—	—	—
Exercised	(261,000)	12.17	6.23
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2016	645,991	$22.85	$9.46

 Employee Restricted Stock Units

The Company issues restricted stock units ("RSUs") to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the six months ended June 30, 2016, 7,444 (2015: 6,821) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the six months ended June 30, 2016, 11,881 (2015: nil) restricted share units were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2016, in accordance with U.S. GAAP, $0.2 million of stock compensation expense (2015: nil) relating to the forfeited restricted share units was reversed.

Employee RSU activity during the six months ended June 30, 2016 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2015	22,170	$30.55
Granted	7,444	21.56
Vested	(1,205)	24.38
Forfeited	(11,881)	29.60
Balance at June 30, 2016	16,528	$27.64

For the six months ended June 30, 2016 and 2015, the general and administrative expenses included stock compensation expense (net of forfeitures) of $1.8 million and $2.1 million, respectively, for the expensing of the fair value of stock options, restricted shares and RSUs granted to employees and directors. For the six months ended June 30, 2016, the Company assumed a forfeiture rate of 6.0% (2015: 0%) for restricted shares and RSUs granted to employees during the period. The Company’s assumed forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted shares and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are actually forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels and if deemed necessary, true-up adjustments are recorded.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2015, the Company's investment portfolio managed by DME Advisors reported a net investment loss of $276.7 million (net of minority interest) and as a result no performance allocation was paid to DME Advisors in 2015. In addition, the performance allocation for fiscal year 2016 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned. For the three and six months ended June 30, 2016, $(3.1) million and nil, respectively, of performance allocation (2015: nil and nil) was recorded due to net investment losses during the period. The negative performance allocation compensation for the three months ended June 30, 2016 reflects the reversal of performance allocation compensation recorded on the positive investment returns for the three months ended March 31, 2016.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three and six months ended June 30, 2016 were management fees of $4.1 million and $8.3 million, respectively, (2015: $5.2 million and $10.4 million, respectively). The management fees have been fully paid as of June 30, 2016.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the six months ended June 30, 2016, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc ("GRBK"), a publicly traded company. As of June 30, 2016, $25.2 million (December 31, 2015: $25.0 million) of GRBK listed equities were included on the balance sheet as "equity securities, trading, at fair value". The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2016, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$100,000	June 30, 2017	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2017	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2017	120 days prior to termination date
	$600,000

On April 4, 2016, the Company provided a notice of cancellation to terminate the Bank of America, N.A. letter of credit facility of $120.0 million. As of June 30, 2016, an aggregate amount of $232.4 million (December 31, 2015: $245.6 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of June 30, 2016, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $262.5 million (December 31, 2015: $324.3 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2016 and December 31, 2015.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of June 30, 2016, collateral of $86.0 million (December 31, 2015: $78.6 million) was provided to cedents in the form of regulatory trust accounts.

  Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of June 30, 2016.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of June 30, 2016.

The total rent expense related to leased office space for the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively (2015: $0.1 million and $0.3 million, respectively).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company's participation in such private equity investments, the Company may make funding commitments. As of June 30, 2016, the Company had commitments to invest an additional $9.6 million (December 31, 2015: $6.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of June 30, 2016.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2016	2017	2018	2019	2020	Thereafter	Total
	($ in thousands)
Operating lease obligations	$276	$552	$319	$86	$86	$32	$1,351
Private equity and limited partnerships (1)	9,618	—	—	—	—	—	9,618
	$9,894	$552	$319	$86	$86	$32	$10,969
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

The following tables provide a breakdown of the Company's gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Property
Aviation	$221	0.2%	$137	0.1%	$435	0.2%	$403	0.2%
Commercial	4,840	5.2	3,254	3.5	10,477	4.0	9,703	4.4
Energy	327	0.4	68	0.1	2,095	0.8	1,738	0.8
Motor physical damage	8,735	9.5	8,049	8.6	18,100	7.0	15,642	7.0
Personal (1)	(12,784)	(13.9)	4,900	5.3	13,864	5.4	26,916	12.1
Total Property	1,339	1.5	16,408	17.6	44,971	17.4	54,402	24.5
Casualty
General liability	10,585	11.5	2,306	2.5	18,996	7.3	8,704	3.9
Marine liability	2,164	2.3	1,488	1.6	5,816	2.2	5,422	2.4
Motor liability	51,144	55.4	44,894	48.3	100,712	38.9	88,225	39.6
Professional liability	12,173	13.2	12,745	13.7	26,063	10.1	27,804	12.5
Total Casualty	76,066	82.4	61,433	66.1	151,587	58.5	130,155	58.4
Specialty
Financial	4,719	5.1	2,020	2.2	20,397	7.9	3,576	1.6
Health	6,522	7.1	11,459	12.3	33,717	13.0	32,140	14.4
Workers’ compensation	3,591	3.9	1,670	1.8	8,357	3.2	2,399	1.1
Total Specialty	14,832	16.1	15,149	16.3	62,471	24.1	38,115	17.1
	$92,237	100.0%	$92,990	100.0%	$259,029	100.0%	$222,672	100.0%
(1) The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$61,517	66.7%	$74,164	79.8%	$192,261	74.2%	$168,560	75.7%
Worldwide (1)	29,309	31.8	17,065	18.3	63,667	24.6	50,369	22.6
Europe	1,411	1.5	1,203	1.3	3,321	1.3	3,136	1.4
Asia (2)	—	—	558	0.6	(220)	(0.1)	607	0.3
	$92,237	100.0%	$92,990	100.0%	$259,029	100.0%	$222,672	100.0%
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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2016 and 2015 and financial condition as of June 30, 2016 and December 31, 2015. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

General

We are a global specialty property and casualty reinsurer, headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

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

In the past, we had increased loss reserves on several occasions relating to construction defect exposure from certain general liability contracts. Effective April 1, 2016, we entered into a loss portfolio reinsurance contract to cede these construction defect claims to a third party thereby mitigating the possibility for future deterioration of loss reserves for this exposure.

We have recently observed stability and favorable trends in our underlying rates and profitability for our non-standard automobile business. We believe we have achieving acceptable risk adjusted returns on this business and expect to have a high concentration of premium in this line for the foreseeable future.

We have observed an increase in the demand for U.S. health stop loss insurance as more employers seek to control health care costs by pursuing alternatives to first dollar health care plans subject to the Affordable Care Act. We believe that the majority of the demand has been underwritten by large carriers that elect to not purchase reinsurance, although we also believe that a portion has been underwritten by managing general underwriters, which often rely heavily on quota share reinsurance. We intend to seek to increase our market share from managing general underwriters that have increased exposures in this line.

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

Our casualty business is generally comprised of larger, syndicated reinsurance placements for general casualty and professional liability. For most of this business, we are not the lead underwriter, and instead have followed the market on these transactions. This business has a longer duration of claim payments than other types of business we have historically written, which leads to a build-up of reserves and exposure over a longer period of time. We expect this portion of our business to grow modestly in 2016.

Underlying rates for personal lines business relating to Florida homeowners' insurance have continued to decline and water damage claims and fraudulent assignment of benefit (AOB) claims continue to increase the expected losses. The Florida Department of Insurance did not address the AOB problem during the legislative session in 2016. Our expectation is that AOB claims will increase during the remainder of 2016 and into 2017 resulting in less attractive profit margins on this business. Despite this, the reinsurance terms and conditions continue to be highly competitive. At June 1, 2016, we did not renew our remaining quota share relationships for Florida homeowners and thus we have no direct exposure to the specialist Florida homeowners market that has been a core part of our underwriting portfolio since 2008.

Private US mortgage insurers are increasing their use of quota share reinsurance. This change in behavior seems to be the result of the implementation of the Private Mortgage Insurers Eligibility Requirements (PMIERS) in the United States which effectively increase the cost of capital for the private mortgage insurers. We believe the credit underwriting standards for US mortgages are good and as a result the risk-adjusted profitability of these portfolios is acceptable. We expect that reinsurance of US mortgage risk will be a growing part of our underwriting portfolio during the remainder of 2016.

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

Our investment portfolio had a net long exposure of 25.1% as of June 30, 2016. Our goal for 2016 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite a Federal Reserve interest rate increase in December 2015, monetary policy remains very accommodative globally.  Additionally, there are many global economic and political risks that are coming to the forefront. Global equity markets have had a difficult start in 2016 with many global market indices falling. Given the current investment environment, we deem it appropriate to maintain comparatively lower gross and net equity exposures and to hold a significant position in gold and other macro positions.

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

Results of Operations

Construction defect contracts, that have a long reporting period for claims and have significant uncertainty on their ultimate liabilities, have historically resulted in the Company reporting losses due to adverse loss development on this business. Effective April 1, 2016, we entered into a reinsurance contract that transferred the remaining construction defect liabilities to a third party reinsurer that specializes in the run-off of liabilities, generally known as a loss portfolio transfer. The transaction provides us with an additional $58.5 million of protection above the current actuarial best estimate of losses and significantly above the high end of the actuarial range. We believe that the loss portfolio transfer, combined with the maturation of our run-off commercial automobile book where 99.5% of all claims have been paid, removes the significant exposures that have negatively affected our historical underwriting performance. The following table presents the inception-to-date performance relating to each of the general liability (primarily construction defect) and commercial automobile run-off contracts, as well as, the rest of our portfolio as of June 30, 2016:

Subject Business	Earned Premium	Underwriting Profit (loss)	Composite Ratio
	($ in thousands)
General Liability	$83,057	$(82,606)	199.5%
Commercial Automobile	$206,565	$(126,234)	161.1%
All Other	$2,875,017	$262,452	90.9%
Total	$3,164,639	$53,612	98.3%

Three and six months ended June 30, 2016 and 2015

For the three months ended June 30, 2016, we reported a net loss of $63.0 million, compared to a net loss of $39.6 million reported for the same period in 2015. Our net investment loss for the three months ended June 30, 2016 was $38.1 million, compared to a net investment loss of $20.3 million reported for the same period in 2015. Our investment portfolio managed by DME Advisors, LP reported a loss of 3.4% for the three months ended June 30, 2016, compared to a loss of 1.5% for the same period in 2015. The net underwriting loss for the three months ended June 30, 2016 was $24.5 million, compared to a net underwriting loss of $13.3 million for the same period in 2015. The increase in underwriting loss for the three months ended June 30, 2016 was primarily due to a $19.0 million charge recognized on a loss portfolio transfer relating to construction defect liabilities, and to a lesser degree, due to severity losses from the recent Canadian wildfires and a casualty clash contract relating to the U.S. sub-prime crisis.

For the three months ended June 30, 2016, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 117.0%, compared to 109.7% during the same period in 2015. General and administrative expenses for the three months ended June 30, 2016 were $5.0 million, compared to $6.9 million for the three months ended June 30, 2015. The decrease was partially due to non-recurring professional fees incurred during the comparative period and partially due to a lower personnel bonus expense.

For the six months ended June 30, 2016, we reported a net loss of $34.3 million, compared to a net loss of $63.6 million reported for the same period in 2015. Our net investment loss for the six months ended June 30, 2016 was $9.6 million, compared to net investment loss of $45.1 million reported for the same period in 2015. Our investment portfolio managed by DME Advisors, LP reported a loss of 1.0% for the six months ended June 30, 2016, compared to a loss of 3.2% for the same period in 2015. The net underwriting loss for the six months ended June 30, 2016 was $20.8 million, compared to underwriting income of $13.1 million reported for the same period in 2015. The increase in underwriting loss for the six months ended June 30, 2016 was primarily due to the loss portfolio transfer and severity losses described above, as well as adverse development on Florida homeowners' insurance contracts. For the six months ended June 30, 2016, our composite ratio was 104.8%, compared to 102.2% during the same period in 2015. General and administrative expenses for the six months ended June 30, 2016 decreased to $12.0 million from $13.1 million for the six months ended June 30, 2015, primarily due to non-recurring professional fees incurred during the comparative period.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended June 30, 2016, the fully diluted adjusted book value per share decreased by $1.68 per share, or 7.3%, to $21.20 per share from $22.88 per share at March 31, 2016. For the three months ended June 30, 2016, the basic adjusted book value per share decreased by $1.71 per share, or 7.4%, to $21.25 per share from $22.96 per share at March 31, 2016.

For the six months ended June 30, 2016, the fully diluted adjusted book value per share decreased by $0.97 per share, or 4.4%, to $21.20 per share from $22.17 per share at December 31, 2015. For the six months ended June 30, 2016, the basic adjusted book value per share decreased by $1.04 per share, or 4.7%, to $21.25 per share from $22.29 per share at December 31, 2015.

Basic adjusted book value per share is a non-GAAP measure as it excludes from the total equity, the non-controlling interest in joint venture. In addition, fully diluted adjusted book value per share is also a non-GAAP measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance. In addition, fully diluted adjusted book value per share may be of benefit to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

The following table presents a reconciliation of the non-GAAP basic adjusted and fully diluted adjusted book value per share to the most comparable GAAP measure.

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$816,246	$878,975	$848,773	$891,616	$1,127,496
Less: Non-controlling interest in joint venture	(23,364)	(24,155)	(23,382)	(24,263)	(28,172)
Basic adjusted book value per share numerator	792,882	854,820	825,391	867,353	1,099,324
Add: Proceeds from in-the-money stock options issued and outstanding	3,080	3,459	11,553	13,260	15,236
Fully diluted adjusted book value per share numerator	$795,962	$858,279	$836,944	$880,613	$1,114,560
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,315,538	37,232,537	37,027,467	37,027,467	37,464,546
Add: In-the-money stock options and RSUs issued and outstanding	226,528	282,548	717,340	777,340	880,917
Fully diluted adjusted book value per share denominator	37,542,066	37,515,085	37,744,807	37,804,807	38,345,463
Basic adjusted book value per share	$21.25	$22.96	$22.29	$23.42	$29.34
Fully diluted adjusted book value per share	21.20	22.88	22.17	23.29	29.07

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$82,527	89.5%	$85,838	92.3%	$235,336	90.9%	$199,738	89.7%
Severity	9,710	10.5	7,152	7.7	23,693	9.1	22,934	10.3
Total	$92,237	100.0%	$92,990	100.0%	$259,029	100.0%	$222,672	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended June 30, 2016, our frequency gross premiums written decreased by $3.3 million, or 3.9%, primarily relating to personal lines business which decreased by $17.5 million. The decrease in the personal lines was almost entirely due to our decision to not renew the Florida homeowners' property quota share contracts which expired during the second quarter of 2016. The expiring contracts were terminated on a cut-off basis and approximately $27.0 million of unearned portion of the premiums written were reversed and returned to the ceding insurer. In addition, for the three months ended June 30, 2016, the specialty health line reported a decrease in premiums written of $4.9 million due to a decrease in premiums expected to be written on a employers' medical stop-loss contract based on reports received from the ceding insurer. The decreases in premiums written were partially offset by increases in other lines of business.

For the three months ended June 30, 2016, motor liability (including physical damage) premiums written increased by $6.9 million, compared to the same period in 2015, primarily relating to growth in underlying policies on private passenger motor contracts. The general liability premiums written increased by $6.2 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in underlying premiums on an existing casualty multi-line contract and to a lesser extent, due to a new multi-line contract which did not exist during the comparable period in 2015. Other notable increases in frequency premiums written included a $2.7 million increase in the financial line primarily relating to mortgage insurance; a $1.9 million increase in workers' compensation primarily due to a new multi-line contract; and a $1.7 million increase in the commercial line relating to new and existing quota share contracts.

For the three months ended June 30, 2016, the increase in severity premiums written of $2.6 million, compared to the same period in 2015, was primarily due to $1.4 million of additional premiums received on an excess of loss contract that reported a full limit loss. The ceding insurer for this contract reported its final settlement of losses arising from the U.S. sub-prime crisis, which resulted in the loss exceeding the insurer's retention and triggering additional premiums as per the contract. The remaining increase in severity premiums written primarily related to a new quota share severity contract.

For the six months ended June 30, 2016, our frequency gross premiums written increased by $35.6 million, or 17.8%, compared to the same period in 2015. The increase was driven by a combination of new contracts bound during 2016 as well as premium growth on existing contracts. The frequency gross premiums written for financial lines increased by $16.8 million during the six months ended June 30, 2016, compared to the same period in 2015, primarily relating to in-force unearned premiums assumed at the inception of a mortgage insurance contract bound during 2016. The gross premiums written for motor liability (including motor physical damage) increased by $14.9 million due to growth in the volume of underlying policies on existing private passenger motor contracts. The general liability premiums written increased by $6.7 million during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in the underlying premiums on an existing casualty multi-line contract and to a lesser extent, due to a new multi-line contract which did not exist during the comparable period in 2015. Other notable increases in frequency premiums written for the six months ended June 30, 2016, included a $6.0 million increase in workers' compensation primarily due to a new multi-line contract; a $2.4 million increase in the commercial line relating to new and existing quota share contracts; and a $1.6 million increase in the specialty health line. The increase in frequency gross premiums written was partially offset by decreases in the personal and professional lines.

During the six months ended June 30, 2016, the frequency gross premiums written for personal lines decreased by $11.3 million, primarily as a net result of Florida homeowners' property quota share contracts being terminated on a cut-off basis as described above, partially offset by a new non-Florida homeowners' property contract entered into during 2016 that included in-force unearned premiums assumed at inception of the contract. The professional lines premiums decreased $2.8 million during the six months ended June 30, 2016, primarily due to a lawyer's indemnity contract that we terminated during the period.

For the six months ended June 30, 2016, the severity premiums written decreased by $0.8 million, or 3.3%, compared to the same period in 2015, primarily due to a property catastrophe contract which expired at the end of 2015 and was not renewed. The decrease was offset by additional premiums received on an excess of loss contract as described above as well as an increase in premiums written on a new casualty contract entered during the third quarter of 2015.

Premiums Ceded

For the three and six months ended June 30, 2016, premiums ceded were $3.5 million and $5.6 million, respectively, compared to $1.9 million and $3.5 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, the increase in ceded premiums compared to the same period in 2015 primarily related to an excess of loss retrocession contract purchased during the three and six months ended June 30, 2016 to reduce our exposure to catastrophe events.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$80,504	90.7%	$83,969	92.2%	$231,207	91.2%	$196,244	89.5%
Severity	8,211	9.3	7,153	7.8	22,193	8.8	22,934	10.5
Total	$88,715	100.0%	$91,122	100.0%	$253,400	100.0%	$219,178	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$115,236	91.8%	$85,088	92.8%	$243,563	92.4%	$173,849	93.2%
Severity	10,346	8.2	6,597	7.2	20,131	7.6	12,629	6.8
Total	$125,582	100.0%	$91,685	100.0%	$263,694	100.0%	$186,478	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended June 30, 2016, the frequency premiums earned increased by $30.1 million, or 35.4%, primarily due to increases in motor liability, general liability, professional liability and workers' compensation lines. The net premiums earned for motor liability (including motor physical damage) increased by $9.1 million during the three months ended June 30, 2016 compared to the same period in 2015, due to growth in the volume of underlying policies on existing private passenger motor contracts. The general liability premiums earned increased by $5.3 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in the underlying premiums on an existing casualty multi-line contract and to a lesser extent, due to new contracts which did not exist during the comparable period in 2015. For the three months ended June 30, 2016, the professional liability and workers' compensation premiums earned increased by $4.5 million and $4.3 million, respectively, compared to the same period in 2015, partially due to new contracts bound and partially due to an increase in the underlying premiums on existing contracts.

Other increases in frequency premiums earned for the three months ended June 30, 2016, included a $2.1 million increase in the commercial line primarily relating to new and existing quota share contracts; a $2.4 million increase in the financial line primarily relating to mortgage insurance; and a $1.0 million increase in each of the specialty health and personal lines.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended June 30, 2016, severity net premiums earned increased by $3.7 million, or 56.8%, primarily as a result of $1.4 million of additional premiums received on an excess of loss contract reporting a full limit loss. The ceding insurer for this contract reported its final settlement of losses arising from the sub-prime crisis which resulted in the loss exceeding the insurer's retention and triggering additional premiums under the contract all of which was fully earned during the current quarter. The remaining increase in severity premiums earned for three months ended June 30, 2016 primarily related to a new quota share severity contract written during the second half of 2015.

For the six months ended June 30, 2016, the frequency net premiums earned increased by $69.7 million, or 40.1%, compared to the same period in 2015. The increase was primarily the result of the private passenger motor liability and physical damage contracts which increased by $28.2 million during the six months ended June 30, 2016, compared to the same period in 2015, due to an increase in the volume of underlying premiums earned on motor contracts in effect during the current period. Our professional liability, general liability, specialty health and workers' compensation premiums earned increased by $11.1 million, $8.1 million, $5.6 million and $7.4 million, respectively, which were primarily the effect of premiums that were earned during the period relating to new contracts entered into during the second half of 2015. The financial and commercial property lines of business also reported increases in premiums earned during the six months ended June 30, 2016. The financial line earned premiums increased by $3.7 million relating to mortgage insurance and the commercial property line increased by $4.1 million relating to new and existing quota share contracts.

For the six months ended June 30, 2016, the severity net premiums earned increased by $7.5 million, or 59.4%, compared to the same period in 2015. The increase was primarily the result of premiums that were earned during the period relating to new and renewed severity quota share contracts that were entered into during 2016 and 2015, partially offset by excess of loss severity contracts that expired and were not renewed in 2016. In addition, the severity net premiums earned for the six months ended June 30, 2016 included $1.4 million of additional premiums relating to the full limit loss on an excess of loss contract as described above.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$99,262	89.1%	$74,366	97.0%	$186,820	92.5%	$135,963	97.2%
Severity	12,114	10.9	2,287	3.0	15,224	7.5	3,897	2.8
Total	$111,376	100.0%	$76,653	100.0%	$202,044	100.0%	$139,860	100.0%

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

For the three months ended June 30, 2016, the total losses incurred on frequency contracts increased by $24.9 million, or 33.5%, primarily as a result of a loss recognized from the writing of a loss portfolio transfer contract which transferred, subject to an aggregate limit, all of the Company's remaining construction defect liabilities. During the three months ended June 30, 2016, we entered into a retrospective reinsurance agreement to transfer the construction defect liabilities to a third party in order to remove the remaining construction defect exposure from our book of business. The $71.5 million consideration paid for the loss portfolio transfer exceeded the $52.5 million of liabilities transferred, resulting in a loss of $19.0 million.

For the three months ended June 30, 2016, the losses incurred on severity contracts increased by $9.8 million compared to the same period in 2015. The severity losses incurred of $12.1 million included $4.4 million of loss reserves relating to the 2016 Canadian wildfires. These loss reserves were estimated based on information received from the cedents and are subject to change in future periods. In addition, the severity losses for the three months ended June 30, 2016 included $4.5 million of losses paid on an excess of loss contract relating to the U.S. sub-prime crisis. The losses on this contract were partially offset by $1.4 million of additional premiums received under the terms of the contract. As a result of these severity losses, the loss ratio for our severity business was 117.1% for the three months ended June 30, 2016, compared to 34.7% for the same period in 2015.

For the six months ended June 30, 2016, the total net losses incurred on frequency contracts increased by $50.9 million, or 37.4%, compared to the same period in 2015. The increase in losses incurred included a $19.0 million loss on a loss portfolio transfer contract as described above. During the six months ended June 30, 2016, the Florida homeowners' insurance contracts were impacted by adverse development on sinkhole claims and the "assignment of benefits" issue resulting in an increase of $3.8 million in loss reserves. The remainder of the increase related to the higher premiums earned during the six months ended June 30, 2016, compared to the same period in 2015.

For the six months ended June 30, 2016, the losses incurred on severity contracts increased by $11.3 million, primarily due to the $4.4 million of Canadian wildfire loss reserves and the $4.5 million of U.S. sub-prime crisis losses as described above.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Frequency	86.1%	87.4%	76.7%	78.2%
Severity	117.1%	34.7%	75.6%	30.9%
Total	88.7%	83.6%	76.6%	75.0%

For the three and six months ended June 30, 2016 and 2015, the loss ratios for our frequency business were negatively impacted by construction defect related losses. Excluding the construction defect related losses, the frequency loss ratios for the three months ended June 30, 2016 and 2015, were 68.8% and 70.7%, respectively. Similarly, excluding the construction defect related losses, the frequency loss ratios for the six months ended June 30, 2016 and 2015, were 68.5% and 70.2%.

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and between quota share and excess of loss contracts. The higher severity loss ratio for the three and six months ended June 30, 2016 compared to the same period in 2015, reflects the Canadian wildfire and sub-prime crisis losses as described above.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Six months ended June 30
		2016			2015
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$150,460	$(457)	$150,003	$134,743	$(9,368)	$125,375
Change in loss and loss adjustment expense reserves	52,298	(257)	52,041	5,868	8,617	14,485
Total	$202,758	$(714)	$202,044	$140,611	$(751)	$139,860

For the six months ended June 30, 2016, our net losses incurred on prior period contracts increased by $27.7 million, primarily related to the following:

•	$19.0 million of losses resulting from the loss portfolio transfer of the legacy construction defect liabilities;

•
$3.8 million of adverse loss development relating to our Florida homeowners' insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of "assignment of benefits" whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $0.4 million decrease in ceding commissions and profit commissions recorded as acquisition costs; and

•
$4.5 million of adverse loss development on an excess of loss contract relating to losses resulting from the U.S. sub-prime crisis. However, because this contract included a provision for additional premiums, the increase in losses was partially offset by $1.4 million of additional premiums.

There were no other significant developments of prior period reserves during the six months ended June 30, 2016.

For the six months ended June 30, 2015, our net losses incurred on prior period contracts increased by $16.9 million, primarily related to the following:

•
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

•
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

•
$1.3 million of loss reserves released upon commutation of a private passenger motor contract during the period. The decrease in loss reserve was partially offset by $1.1 million of additional ceding commissions incurred as part of the commutation agreement; and

•	$1.0 million of favorable loss development relating to the employer medical stop-loss business as a result of better than expected claims frequency reported by the cedent.

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

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$33,450	94.3%	$22,637	94.6%	$70,028	94.1%	$48,335	95.2%
Severity	2,034	5.7	1,302	5.4	4,419	5.9	2,445	4.8
Total	$35,484	100.0%	$23,939	100.0%	$74,447	100.0%	$50,780	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the six months ended June 30, 2016 and 2015, were as follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Frequency	29.0%	26.6%	28.8%	27.8%
Severity	19.7%	19.7%	22.0%	19.4%
Total	28.3%	26.1%	28.2%	27.2%

The increase in the frequency acquisition cost ratio for the three and six months ended June 30, 2016, compared to the same period in 2015, was primarily due to higher ceding commissions on some of the new and renewed quota share contracts incepting in the second half of 2015 and first half of 2016, in particular the casualty professional line.

The higher severity acquisition cost ratio for the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to the change in mix of severity business with a higher proportion of quota share contracts which typically have higher ceding commission rates than the excess of loss catastrophe contracts. There were no other significant changes in acquisition costs during the six months ended June 30, 2016.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Underwriting expenses	$3,210	$3,806	$8,033	$7,744
Corporate expenses	1,784	3,088	3,960	5,310
General and administrative expenses	$4,994	$6,894	$11,993	$13,054

Effective from January 1, 2016, we have broken out general and administrative expenses into "Underwriting expenses" and "Corporate expenses". Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses. As a result of this change in expense allocations, the prior period comparative balances for underwriting expenses and corporate expenses in the above table have been reclassified to conform to the current period presentation.

For the three months ended June 30, 2016, the decrease in underwriting related expenses compared to the same period in 2015, was primarily due to lower quantitative personnel bonuses accrued to reflect a decrease in underwriting results, partially offset by higher IT related expenses. For the three and six months ended June 30, 2016, the decrease in corporate expenses, was primarily due to non-recurring professional fees incurred during the comparative respective periods in 2015. For the three months ended June 30, 2016 and 2015, general and administrative expenses included $1.1 million and $1.0 million, respectively, for the expensing of the fair value of stock options and restricted stock and RSUs granted to employees and directors.

For the six months ended June 30, 2016, the increase in underwriting related expenses compared to the same period in 2015, was primarily due to higher IT related expenses and other personnel expenses, partially offset by lower quantitative personnel bonuses accrued to reflect a decrease in underwriting results. For the six months ended June 30, 2016 and 2015, general and administrative expenses included $1.8 million and $2.1 million, respectively, of expenses related to stock compensation granted to employees and directors. The decrease in stock compensation expense was due to forfeitures of restricted shares and restricted stock units by employees that left the Company during the six months ended June 30, 2016.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Realized gains (losses)	$(73,704)	$15,267	$(112,315)	$40,277
Change in unrealized gains and losses	30,141	(17,523)	108,841	(49,136)
Investment related foreign exchange gains (losses)	1,802	(8,397)	(2,310)	(16,370)
Interest and dividend income, net of withholding taxes	10,032	5,458	14,988	8,884
Interest, dividend and other expenses	(5,275)	(9,937)	(10,537)	(18,413)
Investment advisor compensation	(1,050)	(5,173)	(8,286)	(10,376)
Net investment income (loss)	$(38,054)	$(20,305)	$(9,619)	$(45,134)

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended June 30, 2016, investment losses, net of fees and expenses, resulted in a loss of 3.4% on our investments managed by DME Advisors, compared to a loss of 1.5% for the three months ended June 30, 2015. The long and short portfolios lost 0.8% and 4.1%, respectively, while the macro positions (mainly relating to gold) gained 1.6% during the three months ended June 30, 2016.

For the six months ended June 30, 2016, investment losses, net of fees and expenses, resulted in a loss of 1.0% on our investments managed by DME Advisors, compared to a loss of 3.2% for the six months ended June 30, 2015. The long portfolio gained 1.8% and the short portfolio lost 4.0% while the macro positions (mainly relating to gold) gained 2.1% during the six months ended June 30, 2016.

For the three and six months ended June 30, 2016, the largest detractors were short positions in Amazon and an oil fracking company, while the largest contributors were long positions in CONSOL Energy and gold.

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

For the three months ended June 30, 2016 and 2015, the gross investment loss on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 3.8% and 1.5%, respectively. For the six months ended June 30, 2016 and 2015, the gross investment loss on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 1.0% and 3.2%, respectively. These were comprised of the following:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Long portfolio gains (losses)	(0.8)%	(0.7)%	1.8%	3.2%
Short portfolio gains (losses)	(4.1)	—	(4.0)	(4.3)
Macro gains (losses)	1.6	(0.4)	2.1	(1.3)
Other income and expenses	(0.5)	(0.4)	(0.9)	(0.8)
Gross investment return	(3.8)%	(1.5)%	(1.0)%	(3.2)%
Net investment return	(3.4)%	(1.5)%	(1.0)%	(3.2)%

For the three and six months ended June 30, 2016, included in "other income and expenses" in the above table was $4.1 million and $8.3 million, respectively (2015: $5.2 million and $10.4 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and six months ended June 30, 2016 $(3.1) million and nil, respectively, of performance allocation compensation was recorded for the periods (2015: none due to the negative investment returns for the three and six month periods). The negative performance allocation compensation for the three months ended June 30, 2016 reflects the reversal of performance allocation compensation recorded on the positive investment returns for the three months ended March 31, 2016.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.ky) provides the names of the largest disclosed long positions in our investment portfolio as of the last business day of the month of the relevant posting, as well as information on our long and short exposures. Although DME Advisors regularly discloses all investment positions to us, it may choose not to disclose certain positions to its other clients in order to protect its investment strategy. Therefore, we present on our website the relevant largest long positions and exposure information as disclosed by DME Advisors or its affiliates to their other clients.

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

As of June 30, 2016, a deferred tax asset of $1.8 million (December 31, 2015: $1.8 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Six months ended June 30			Six months ended June 30
		2016			2015
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	76.7%	75.6%	76.6%	78.2%	30.9%	75.0%
Acquisition cost ratio	28.8	22.0	28.2	27.8	19.4	27.2
Composite ratio	105.5%	97.6%	104.8%	106.0%	50.3%	102.2%
Underwriting expense ratio			3.0			4.8
Combined ratio			107.8%			107.0%

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

The combined ratio is the sum of the composite ratio and the underwriting expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take into account corporate expenses, net investment income or loss or any foreign exchange gain or loss. Given the nature of our unique underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Prior to January 1, 2016, the combined ratio included all general and administrative expenses. However, in order to more accurately reflect the underwriting results in the combined ratio, effective from January 1, 2016, we have included only underwriting related expenses in the combined ratio calculation. Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. The underwriting expense ratios and combined ratios for the prior period have been reclassified in the above table for comparability purposes. The revised calculation resulted in the combined ratios decreasing by1.5% and 2.2% for the six months ended June 30, 2016 and 2015, respectively, compared to the previous calculation method.

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of June 30, 2016, were $1,194.2 million, compared to $1,077.4 million as of December 31, 2015, an increase of $116.8 million, or 10.8%, primarily due to the increase in our physical gold holdings and, to a lesser extent, due to increases in debt instruments partially offset by decrease in equity based long investments. As of June 30, 2016, our exposure to long investments increased to 91.7%, compared to 89.5% as of December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts payable as of June 30, 2016 decreased by $23.0 million, or 81.3%, compared to December 31, 2015, primarily due to the disposal of commodity swaps relating to crude oil futures and a decrease in total return equity swaps.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of June 30, 2016, we had borrowed $149.1 million (December 31, 2015: $95.0 million) from our prime brokers for investing activities and to provide collateral for short positions. In accordance with Greenlight Re's investment guidelines, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of June 30, 2016, we had borrowed $266.4 million (December 31, 2015: $301.4 million) under term margin agreements from prime brokers to provide collateral for trust accounts and for some of our letters of credit outstanding, whereby we pledge certain investment securities to borrow cash from the prime brokers. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed balance sheets. The decrease in the borrowed amount was due to the cancellation of certain letters of credit during the six months ended June 30, 2016 for which trust accounts had been already established at the end of 2015.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of June 30, 2016, 88.4% (December 31, 2015: 90.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 10.7% (December 31, 2015: 8.0%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.3% (December 31, 2015: 0.5%) was comprised of securities valued based on non-observable inputs (Level 3). As of June 30, 2016, 0.6% (December 31, 2015: 0.6%) of our investment portfolio was comprised of private equity funds valued using the funds' net asset values as a practical expedient. (Refer to Note 3 "Financial Instruments" in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the six months ended June 30, 2016).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2016, $189.8 million (December 31, 2015: $129.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $187.4 million (December 31, 2015: $128.0 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $2.4 million (December 31, 2015: $1.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of June 30, 2016, our securities sold, not yet purchased were $797.8 million compared to $882.9 million at December 31, 2015. Our short exposure was 66.6% as of June 30, 2016, compared to 74.0% at December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of June 30, 2016, Greenlight Re's investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL's portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of June 30, 2016, restricted cash included $797.8 million relating to collateral for securities sold, not yet purchased, compared to $882.9 million as of December 31, 2015.

Overall, our restricted cash decreased by $159.0 million, or 12.9%, from $1,236.6 million to $1,077.5 million, partially due to the decrease in letters of credit outstanding for which restricted cash is pledged, and partially due to cash collateral held by derivative counterparties, which decreased by $38.9 million to $13.4 million during the six months ended June 30, 2016 due to a decrease in total return equity swaps and commodity swaps payable.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At June 30, 2016, reinsurance balances receivable were $216.8 million compared to $187.9 million as of December 31, 2015, an increase of $28.9 million, or 15.4%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force. The reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at June 30, 2016.

At June 30, 2016, deferred acquisition costs (net of retrocession) decreased by $7.0 million, or 11.7%, compared to December 31, 2015. The decrease was directly related to the corresponding decrease in unearned premium reserves which decreased by $10.6 million, or 5.0%, during the same period due to some of the contracts terminated on a cut-off basis with unearned premiums returned to the ceding insurer. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of June 30, 2016, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Notes Receivable

As of June 30, 2016, notes receivable increased by $9.6 million to $34.8 million from $25.1 million as of December 31, 2015. The increase was primarily related to additional funds advanced under an existing note receivable agreement. For further details on notes receivable, refer to Note 2 "Significant Accounting Policies" in the condensed consolidated financial statements.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable; Reinsurance Balances Payable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	June 30, 2016			December 31, 2015
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$104,593	$213,348	$317,941	$103,347	$165,740	$269,087
Severity	10,517	26,245	36,762	8,188	28,722	36,910
Total	$115,110	$239,593	$354,703	$111,535	$194,462	$305,997

During the six months ended June 30, 2016, the frequency loss reserves increased by $48.9 million, or 18.2%, to $317.9 million from $269.1 million as of December 31, 2015. The increase was mainly from IBNR which increased by $47.6 million partially related to the increase in reserves as a result of the loss portfolio transfer of the legacy construction defect liabilities and partially due to premiums earned during the period on active frequency contracts.

The severity loss reserves decreased by $0.1 million, or 0.4%. The severity IBNR decreased by $2.5 million primarily due to the final settlement of sub-prime crisis losses paid on an excess of loss contract. The severity case reserves increased by $2.3 million due to the 2016 Canadian wildfires and was partially offset by the final payment on a catastrophe contract relating to the 2010 Christchurch earthquake.

As of June 30, 2016, loss and loss adjustment expenses recoverable of $72.3 million (2015: $3.4 million) included $16.0 million of losses recoverable under a retroactive reinsurance contract relating to the loss portfolio transfer of the legacy construction defect liabilities. As of June 30, 2016, reinsurance balances payable of $97.0 million (2015: $18.3 million) included $67.0 million of funds to be paid as settlement for the loss portfolio transfer. This amount was subsequently paid on July 11, 2016.

For most of our contracts written as of June 30, 2016, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of July 1, 2016, our maximum aggregate loss exposure to any series of natural peril events was $217.0 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of July 1, 2016:

	July 1, 2016
Zone	Maximum Single Event Loss	Maximum Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$156,683	$216,991
Europe	100,417	126,238
Japan	100,417	126,238
Rest of the world	100,417	126,238
Maximum Aggregate	156,683	216,991

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
As of July 1, 2016, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate, was $90.6 million and $116.3 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of July 1, 2016:

	July 1, 2016
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$90,583	$113,554
Europe	36,857	51,118
Japan	24,180	32,750
Rest of the world	22,212	35,999
Maximum	90,583	116,326
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $32.5 million to $816.2 million as of June 30, 2016, compared to $848.8 million as of December 31, 2015. Retained earnings decreased primarily due to a net loss of $34.3 million reported for the six months ended June 30, 2016. The non-controlling interest decreased by $18.0 thousand due to investment loss attributable to DME's interest in the joint venture during the six months ended June 30, 2016. The increase in additional paid-in capital for the six months ended June 30, 2016 of $1.8 million was primarily related to share-based compensation for the six months ended June 30, 2016.

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

As of June 30, 2016, Greenlight Re and GRIL were each rated "A (Excellent)" by A.M. Best. On October 23, 2015, A.M. Best affirmed the "A (Excellent)" ratings but revised the ratings' outlook from stable to negative. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below "A- (Excellent)" or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of June 30, 2016, approximately 96% (December 31, 2015: 96%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as "trading," we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the six months ended June 30, 2016 and 2015, the net cash used in operating activities was $4.3 million and $40.7 million, respectively. As of June 30, 2016, the reinsurance balances payable included $67.0 million of funds to be paid as settlement for a loss portfolio transfer. This amount was subsequently paid on July 11, 2016. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $3.8 million and $19.9 million for the six months ended June 30, 2016 and 2015, respectively. Excluding the investment related expenses from the net cash used in operating activities results in net cash primarily used by our underwriting activities, which was $0.5 million for the six months ended June 30, 2016, and $20.8 million for the six months ended June 30, 2015. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available. For the six months ended June 30, 2016, less cash was used by our underwriting activities compared to the six months ended June 30, 2015, due to the proportion of losses paid relative to premiums collected.

For the six months ended June 30, 2016, our investing activities used cash of $62.3 million (2015: provided cash of $123.8 million), driven primarily by net purchase of investments and lower additional margin borrowing from prime brokers compared to the same period in 2015. Cash used for or provided by investing activities is net of any withdrawals from the joint venture by DME (nil for six months ended June 30, 2016 and 2015). There were no financing activities during the six months ended June 30, 2016 and 2015.

As of June 30, 2016, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of June 30, 2016, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2016, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of June 30, 2016, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2016, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (December 31, 2015: $720.0 million) with various financial institutions. The decrease was a result of a notice of cancellation we issued during 2016 to terminate one letter of credit facility that had a capacity of $120.0 million. See Note 8 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of June 30, 2016, the aggregate amount of collateral provided to cedents under such arrangements was $318.5 million (December 31, 2015: $324.2 million). The letters of credit and trust accounts are secured by equity securities and cash and cash equivalents with a total fair value of $348.5 million as of June 30, 2016 (December 31, 2015: $402.9 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2016.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2016.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2017 unless renewed by the Board of Directors. As of June 30, 2016, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2016, no Class A ordinary shares were repurchased by the Company.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of June 30, 2016, there were 475,963 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2016 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$552	$637	$162	$—	$1,351
Private equity and limited partnerships (2)	9,618	—	—	—	9,618
Loss and loss adjustment expense reserves (3)	144,365	99,316	49,497	61,525	354,703
	$154,535	$99,953	$49,659	$61,525	$365,672
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of June 30, 2016, we had made total commitments of $25.3 million in private investments of which we had invested $15.7 million, and our remaining commitments to these investments total $9.6 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of June 30, 2016, $797.8 million of securities sold, not yet purchased, were secured by $797.8 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the six months ended June 30, 2016, performance allocation of nil and management fees of $8.3 million were included in the net investment loss.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the six months ended June 30, 2016 and 2015, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	commodity price risk;

•	foreign currency risk;

•	interest rate risk;

•	credit risk; and

•	political risk.

Equity Price Risk
As of June 30, 2016, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of June 30, 2016, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $22.5 million, or 2.0%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

     Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of June 30, 2016, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of June 30, 2016, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of June 30, 2016. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$15,802	1.4%	$(15,802)	(1.4)%
Natural Gas	5,536	0.5	(5,536)	(0.5)
Total	$21,338	1.9%	$(21,338)	(1.9)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of June 30, 2016, we had a net unhedged foreign currency exposure on GBP denominated loss reserves of £1.4 million. As of June 30, 2016, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.2 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.2 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2016, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(2,044)	(0.2)%	$2,044	0.2%
British Pound	(1,248)	(0.1)	1,248	0.1
Chinese Yuan	4,560	0.4	(1,957)	(0.2)
Euro	649	0.1	(649)	(0.1)
Japanese Yen	806	0.1	(742)	(0.1)
Other	(258)	—	258	—
Total	$2,465	0.3%	$202	—%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$4,619	0.4%	$(6,639)	(0.6)%
Net exposure to interest rate risk	$4,619	0.4%	$(6,639)	(0.6)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of June 30, 2016, there have been no other material changes to the risk factors disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2008, our board of directors adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been modified at the election of our Board of Directors. The Company is not required to make any repurchase of Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the three months ended June 30, 2016.

On April 27, 2016, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2017 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of June 30, 2016, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
August 1, 2016

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
August 1, 2016