Form 10-Q
period 2016-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2016-11-07
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,111,432
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of November 4, 2016

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$74,058	$39,087
Equity securities, trading, at fair value	834,281	905,994
Other investments, at fair value	176,480	119,083
Total investments	1,084,819	1,064,164
Cash and cash equivalents	39,163	112,162
Restricted cash and cash equivalents	1,098,718	1,236,589
Financial contracts receivable, at fair value	42,478	13,215
Reinsurance balances receivable	227,425	187,940
Loss and loss adjustment expenses recoverable	3,220	3,368
Deferred acquisition costs, net	55,818	59,823
Unearned premiums ceded	3,131	3,251
Notes receivable, net	34,102	25,146
Other assets	4,878	6,864
Total assets	$2,593,752	$2,712,522
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$802,863	$882,906
Financial contracts payable, at fair value	2,570	28,245
Due to prime brokers	398,711	396,453
Loss and loss adjustment expense reserves	282,941	305,997
Unearned premium reserves	213,835	211,954
Reinsurance balances payable	33,115	18,326
Funds withheld	5,930	7,143
Other liabilities	12,824	12,725
Performance compensation payable to related party	2,413	—
Total liabilities	1,755,202	1,863,749
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,103,618 (2015: 30,772,572): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2015: 6,254,895))	3,736	3,703
Additional paid-in capital	499,497	496,401
Retained earnings	320,972	325,287
Shareholders’ equity attributable to shareholders	824,205	825,391
Non-controlling interest in joint venture	14,345	23,382
Total equity	838,550	848,773
Total liabilities and equity	$2,593,752	$2,712,522

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Revenues
Gross premiums written	$128,205	$134,568	$387,234	$357,240
Gross premiums ceded	(2,119)	(2,288)	(7,748)	(5,782)
Net premiums written	126,086	132,280	379,486	351,458
Change in net unearned premium reserves	(13,294)	(30,286)	(3,000)	(62,986)
Net premiums earned	112,792	101,994	376,486	288,472
Net investment income (loss)	32,945	(191,322)	23,326	(236,456)
Other income (expense), net	(192)	(542)	(181)	(2,714)
Total revenues	145,545	(89,870)	399,631	49,302
Expenses
Loss and loss adjustment expenses incurred, net	81,467	97,421	283,511	237,281
Acquisition costs, net	25,844	32,146	100,291	82,926
General and administrative expenses	6,937	5,382	18,930	18,436
Total expenses	114,248	134,949	402,732	338,643
Income (loss) before income tax	31,297	(224,819)	(3,101)	(289,341)
Income tax (expense) benefit	(305)	1,233	(251)	1,394
Net income (loss) including non-controlling interest	30,992	(223,586)	(3,352)	(287,947)
Loss (income) attributable to non-controlling interest in joint venture	(981)	3,909	(963)	4,627
Net income (loss)	$30,011	$(219,677)	$(4,315)	$(283,320)
Earnings (loss) per share
Basic	$0.80	$(5.98)	$(0.12)	$(7.73)
Diluted	$0.80	$(5.98)	$(0.12)	$(7.73)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,323,575	36,710,216	36,928,283	36,636,464
Diluted	37,385,481	36,710,216	36,928,283	36,636,464

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	26	—	—	26	—	26
Repurchase of Class A ordinary shares	(61)	(8,483)	(9,148)	(17,692)	—	(17,692)
Share-based compensation expense, net of forfeitures	—	3,188	—	3,188	—	3,188
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(4,627)	(4,627)
Net income (loss)	—	—	(283,320)	(283,320)	—	(283,320)
Balance at September 30, 2015	$3,703	$495,258	$368,392	$867,353	$24,263	$891,616

Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	33	—	—	33	—	33
Share-based compensation expense, net of forfeitures	—	3,096	—	3,096	—	3,096
Non-controlling interest contribution into (withdrawal from) joint venture, net	—	—	—	—	(10,000)	(10,000)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	963	963
Net income (loss)	—	—	(4,315)	(4,315)	—	(4,315)
Balance at September 30, 2016	$3,736	$499,497	$320,972	$824,205	$14,345	$838,550

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2016	2015
Cash provided by (used in) operating activities
Net income (loss)	$(4,315)	$(283,320)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(158,644)	216,539
Net realized gains (losses) on investments and financial contracts	122,015	(30,587)
Foreign exchange (gains) losses on investments	2,627	21,496
Income (loss) attributable to non-controlling interest in joint venture	963	(4,627)
Share-based compensation expense, net of forfeitures	3,129	3,214
Depreciation expense	298	304
Net change in
Reinsurance balances receivable	(39,485)	(52,125)
Loss and loss adjustment expenses recoverable	148	(801)
Deferred acquisition costs, net	4,005	(19,603)
Unearned premiums ceded	120	1,347
Other assets	1,688	(834)
Loss and loss adjustment expense reserves	(23,056)	37,922
Unearned premium reserves	1,881	61,209
Reinsurance balances payable	14,789	7,850
Funds withheld	(1,213)	(130)
Other liabilities	99	(2,320)
Performance compensation payable to related party	2,413	—
Net cash provided by (used in) operating activities	(72,538)	(44,466)
Investing activities
Purchases of investments, trading	(1,057,656)	(827,800)
Sales of investments, trading	1,116,738	895,234
Payments for financial contracts	(54,557)	(14,366)
Proceeds from financial contracts	14,834	3,749
Securities sold, not yet purchased	570,172	734,877
Dispositions of securities sold, not yet purchased	(705,503)	(939,264)
Change in due to prime brokers	2,258	55,905
Change in restricted cash and cash equivalents, net	132,209	241,265
Change in notes receivable, net	(8,956)	(121)
Non-controlling interest withdrawal from joint venture, net	(10,000)	—
Net cash provided by (used in) investing activities	(461)	149,479
Financing activities
Repurchase of Class A ordinary shares	—	(17,692)
Net cash provided by (used in) financing activities	—	(17,692)
Net increase (decrease) in cash and cash equivalents	(72,999)	87,321
Cash and cash equivalents at beginning of the period	112,162	12,030
Cash and cash equivalents at end of the period	$39,163	$99,351
Supplementary information
Interest paid in cash	$7,602	$19,237
Income tax paid in cash	—	—
Non-cash transfer to notes receivable	—	25,859

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2016

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the “Law”) and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. Greenlight Re commenced underwriting in April 2006. During 2008, Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015 (“Irish Regulations”). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE”.

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

The results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full calendar year.

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

Certain contracts may provide for a penalty to be paid if the contract is terminated and canceled prior to its expiration term. Cancellation penalties are recognized in the period the notice of cancellation is received and are recorded in the consolidated statements of income under “other income (expense), net”.

Premiums written are generally recognized as earned over the contract period in proportion to the period of risk covered. Unearned premiums consist of the unexpired portion of reinsurance provided.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2016 and December 31, 2015, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2016, $13.6 million (December 31, 2015: $12.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2016, $2.0 million and $4.6 million, respectively (2015: $4.2 million and $5.8 million, respectively) of net profit commission expense was included in acquisition costs on the condensed consolidated statements of income.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported (“IBNR”). These estimated ultimate reserves are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company periodically on a contract by contract basis and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Consideration paid by the Company for retroactive reinsurance that meets the conditions for reinsurance accounting (e.g. loss portfolio transfers) are reported as loss and loss adjustment expenses recoverable to the extent those amounts do not exceed the associated liabilities. If the amounts paid for retroactive reinsurance exceed the liabilities, the Company increases the related liabilities, at the time the reinsurance contract is effective, and the excess is charged to net income as losses incurred. If the liabilities exceed the amounts paid, the recoverable balance is increased to reflect the difference, and the resulting gain is deferred and amortized over the estimated loss payout period. Changes in the estimated amount of liabilities relating to the underlying reinsured contracts are recognized in net income in the period of the change.

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

At September 30, 2016, $19.7 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2015: $23.0 million) and any payments received were applied to reduce the recorded value of the notes.

At September 30, 2016 and December 31, 2015, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at September 30, 2016 and December 31, 2015, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance that does not meet the conditions for reinsurance accounting. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the condensed consolidated balance sheets. Amortized gains are recorded in the condensed consolidated statements of income as other income. At September 30, 2016 and December 31, 2015, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

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

The Company’s “other investments” may include investments in private and unlisted equity securities, limited partnerships and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments. For certain private equity fund investments the Company has elected to measure the fair value using the net asset value practical expedient allowed under U.S. GAAP, and accordingly these investments are not classified as Level 1, 2 or 3 in the fair value hierarchy.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off outstanding balances due from the defaulting party against payments owed to the defaulting party or collateral held by the non-defaulting party. The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for U.S GAAP purposes.

Financial Contracts

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps (“CDS”), futures, options, currency forwards and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract’s current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon each contract’s current fair value, the Company will be obligated to make payments upon settlement of the contract.

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

Earnings (Loss) Per Share

Basic earnings per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share includes the dilutive effect of restricted stock units (“RSU”) and additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP, which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all RSUs, stock options outstanding and participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Weighted average shares outstanding - basic	37,323,575	36,710,216	36,928,283	36,636,464
Effect of dilutive employee and director share-based awards	61,906	—	—	—
Weighted average shares outstanding - diluted	37,385,481	36,710,216	36,928,283	36,636,464
Anti-dilutive stock options outstanding	435,991	250,018	435,991	151,821
Participating securities excluded from calculation of loss per share	—	307,663	365,432	307,663

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a rate of 35%.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities are required to apply the amendments in this update retrospectively to all periods presented. The Company adopted ASU 2015-07 during the first quarter of 2016. As the Company measures certain investments in private equity funds using the NAV as a practicable expedient, upon adoption of ASU 2015-07, the fair value of these investments was removed from the fair value hierarchy for all periods presented in the Company’s condensed consolidated financial statements. The Company will continue to disclose information on those investments for which fair value is measured at NAV as a practical expedient.

In May 2015, the FASB issued ASU 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 requires additional disclosures for short-duration contracts including incurred and paid claims development information, claims duration information, quantitative claims frequency information (unless impracticable), and an explanation of significant changes in methodologies and assumptions used to calculate the loss and loss adjustment expense reserves. ASU 2015-09 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the impact of the disclosure requirements of ASU 2015-09 and is preparing to disclose the additional information in its consolidated financial statements for the fiscal year ending December 31, 2016 and interim and annual periods thereafter.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01, among other things, requires equity investments to be measured at fair value with changes in fair value recognized in net income or loss, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting ASU 2016-01 on the Company’s consolidated financial statements. However, the adoption of this guidance is not expected to have a significant impact on the Company’s net income or loss or retained earnings since the Company’s investments are currently classified as “trading” and the unrealized gains and losses are already recognized in net income or loss.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-02 during the first quarter of fiscal year 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company anticipates adopting ASU 2016-09 during the first quarter of fiscal year 2017 and does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization for annual period beginning after December 15, 2018 and interim period within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during the first quarter of fiscal year 2020.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2016:

	Fair value measurements as of September 30, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$73,416	$642	$74,058
Listed equity securities	827,995	6,286	—	834,281
Commodities	157,253	—	—	157,253
Private and unlisted equity securities	—	—	6,111	6,111
	$985,248	$79,702	$6,753	$1,071,703
Private equity funds measured at net asset value (1)				13,116
Total investments				$1,084,819
Financial contracts receivable	$138	$42,340	$—	$42,478
Liabilities:
Listed equity securities, sold not yet purchased	$(719,769)	$—	$—	$(719,769)
Debt instruments, sold not yet purchased	—	(83,094)	—	(83,094)
Total securities sold, not yet purchased	$(719,769)	$(83,094)	$—	$(802,863)
Financial contracts payable	$—	$(2,570)	$—	$(2,570)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2015:

	Fair value measurements as of December 31, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:	($ in thousands)
Debt instruments	$—	$38,582	$505	$39,087
Listed equity securities	900,369	5,625	—	905,994
Commodities	98,046	—	—	98,046
Private and unlisted equity securities	—	—	8,452	8,452
	$998,415	$44,207	$8,957	$1,051,579
Private equity funds measured at net asset value (1)				12,585
Total investments				$1,064,164
Financial contracts receivable	$20	$13,195	$—	$13,215
Liabilities:
Listed equity securities, sold not yet purchased	$(808,481)	$—	$—	$(808,481)
Debt instruments, sold not yet purchased	—	(74,425)	—	(74,425)
Total securities sold, not yet purchased	$(808,481)	$(74,425)	$—	$(882,906)
Financial contracts payable	$(488)	$(27,757)	$—	$(28,245)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended September 30, 2016
Assets
	Debt instruments	Private and unlisted equity securities	Total
($ in thousands)
Beginning balance	$586	$5,987	$6,573
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	56	124	180
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$642	$6,111	$6,753

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 30, 2016
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$505	$8,452	$8,957
Purchases	—	—	—
Sales	—	(2,539)	(2,539)
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	137	198	335
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$642	$6,111	$6,753

There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2016.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities (1)	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,181	$6,449	$3,716	$5,189	$37,535	$8,835
Purchases	—	1,769	—	—	1,769	—
Sales	(21,561)	—	—	—	(21,561)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(89)	(270)	(1,239)	(692)	(2,290)	314
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(1,849)	(4,497)	(6,346)	(9,149)
Ending balance	$531	$7,948	$628	$—	$9,107	$—
(1) Restated to exclude investments measured at fair value using the net asset value practical expedient which are no longer classified in the fair value hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 30, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities (1)	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$6,449	$—	$—	$28,708	$—
Purchases	—	1,769	2,340	—	4,109	—
Sales	(21,561)	—	—	—	(21,561)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(167)	(270)	(2,399)	(692)	(3,528)	314
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	(1,849)	(4,497)	(6,346)	(9,149)
Ending balance	$531	$7,948	$628	$—	$9,107	$—
(1) Restated to exclude investments measured at fair value using the net asset value practical expedient which are no longer classified in the fair value hierarchy.

During the nine months ended September 30, 2015, $5.2 million of equity securities that were listed on the Athens Stock Exchange (the “ASE”) were transferred from Level 1 to Level 3 due to trading being halted after June 26, 2015 for all equity securities listed on the ASE. As of June 30, 2015 there was no active market with observable trading prices to determine the fair values of these securities. Therefore, the fair values for these securities, as of June 30, 2015, were based on the last trading price of these securities on the ASE and adjusted for the estimated decline in the fair value of American depository receipts of other comparable securities for the period from June 27, 2015 to June 30, 2015. The ASE resumed trading on August 3, 2015 and the fair values of the ASE listed equity securities were once again based on observable prices in an active market. Therefore, $4.5 million of listed equity securities were transferred from Level 3 to Level 1 securities during the three and nine months ended September 30, 2015.

The fair values for derivatives for which the underlying securities trade on the ASE were also transferred to Level 3 securities during the second quarter of 2015 when the ASE halted trading, and were transferred out of Level 3 securities during the third quarter of 2015 when the ASE resumed trading. Therefore, for the nine months ended September 30, 2015, $2.5 million and $8.8 million of financial contracts receivable and financial contracts payable, respectively, were transfered from Level 2 to Level 3 due to the fair values being based on unobservable inputs. During the three and nine months ended September 30, 2015, $1.8 million of financial contracts receivable and $9.1 million of financial contracts payable, respectively, were transfered from Level 3 to Level 2 as fair values were based on observable inputs. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2015.

As of September 30, 2016, the Company held investments in private equity funds of $13.1 million (December 31, 2015: $12.6 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to September 30, 2016. The private equity funds have varying lock-up periods and, as of September 30, 2016, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of September 30, 2016, the Company had $9.1 million (December 31, 2015: $6.1 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 8 of these condensed consolidated financial statements.

For the three and nine months ended September 30, 2016, included in net investment income in the condensed consolidated statements of income were net realized losses relating to Level 3 securities of nil and $1.4 million, respectively (three and nine months ended September 30, 2015: nil and nil, respectively). In addition, for the three and nine months ended September 30, 2016, amortization of nil and nil, respectively (2015: $0.6 million and $1.7 million, respectively) relating to financial contracts receivable, valued using unobservable inputs, were included in the condensed consolidated statements of income as other income (expense), net.

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the three and nine months ended September 30, 2016 of $0.2 million and $1.7 million, respectively (three and nine months ended September 30, 2015: net unrealized losses of $0.4 million and $0.4 million, respectively), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At September 30, 2016, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$22,592	$1,816	$(5,419)	$18,989
Corporate debt – Non U.S.	2,109	—	(2,109)	—
Sovereign debt – U.S.	36,952	1,485	—	38,437
Sovereign debt – Non U.S.	13,493	3,139	—	16,632
Total debt instruments	$75,146	$6,440	$(7,528)	$74,058

At December 31, 2015, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$25,674	$155	$(5,519)	$20,310
Corporate debt – Non U.S.	2,109	—	(1,795)	314
Sovereign debt – Non U.S.	17,688	1,225	(450)	18,463
Total debt instruments	$45,471	$1,380	$(7,764)	$39,087

The maturity distribution for debt instruments held at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016		December 31, 2015
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	18,677	15,512	4,202	4,129
From five to ten years	5,073	2,835	18,840	14,780
More than ten years	51,396	55,711	22,429	20,178
	$75,146	$74,058	$45,471	$39,087

Equity securities, trading

At September 30, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$788,301	$87,401	$(61,023)	$814,679
Exchange traded funds	15,056	4,546	—	19,602
Total equity securities	$803,357	$91,947	$(61,023)	$834,281

At December 31, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,011,424	$67,114	$(187,885)	$890,653
Exchange traded funds	31,570	—	(16,229)	15,341
Total equity securities	$1,042,994	$67,114	$(204,114)	$905,994

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of September 30, 2016 and December 31, 2015, all commodities were comprised of gold bullion.

At September 30, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$26,582	$—	$157,253
Private and unlisted equity securities	14,775	4,469	(17)	19,227
	$145,446	$31,051	$(17)	$176,480

At December 31, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$102,092	$—	$(4,046)	$98,046
Private and unlisted equity securities	18,720	3,491	(1,174)	21,037
	$120,812	$3,491	$(5,220)	$119,083

Investments in Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the condensed consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle its obligations. To establish a position in a security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day the transaction is open, the liability for the obligation to replace the borrowed security is marked-to-market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities.

At September 30, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(663,551)	$30,122	$(86,340)	$(719,769)
Sovereign debt – Non U.S.	(73,828)	—	(9,266)	(83,094)
	$(737,379)	$30,122	$(95,606)	$(802,863)

At December 31, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(803,842)	$102,469	$(94,681)	$(796,054)
Exchange traded funds	(9,572)	—	(2,855)	(12,427)
Sovereign debt – Non U.S.	(77,443)	3,018	—	(74,425)
	$(890,857)	$105,487	$(97,536)	$(882,906)

Financial Contracts

As of September 30, 2016 and December 31, 2015, the Company had entered into total return equity swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

Options are derivative financial instruments that give the buyer, in exchange for a premium payment, the right, but not the obligation, to either purchase from (call option) or sell to (put option) the writer, a specified underlying security at a specified price on or before a specified date. The Company enters into option contracts to meet certain investment objectives. For exchange traded option contracts, the exchange acts as the counterparty to specific transactions and therefore bears the risk of delivery to and from counterparties of specific positions. As of September 30, 2016, the Company held $3.1 million of OTC put options (long) (December 31, 2015: $8.7 million) and $13.5 million of OTC call options (long) (December 31, 2015: $0.7 million).

At September 30, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	65,818	$13,529
Commodity Swaps	USD	47,631	3,608
Futures	USD	24,825	123
Put options (2)	USD	78,913	3,117
Total return swaps – equities	EUR/GBP/RON/USD	51,272	22,077
Warrants and rights on listed equities	EUR/USD	86	24
Total financial contracts receivable, at fair value			$42,478
Financial contracts payable
Total return swaps – equities	EUR/GBP/USD	33,085	$(2,570)
Total financial contracts payable, at fair value			$(2,570)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; RON = Romanian New Leu.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2015, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options (2)	USD	47,259	$657
Put options (3)	USD	147,326	8,790
Total return swaps – equities	EUR/GBP/USD	50,205	3,748
Warrants and rights on listed equities	EUR	59	20
Total financial contracts receivable, at fair value			$13,215
Financial contracts payable
Call options	USD	2,601	$(64)
Commodity Swaps	USD	42,160	(12,784)
Forwards	KRW	2,908	(22)
Futures	USD	21,195	(488)
Total return swaps – equities	EUR/GBP/HKD/RON/MXN/USD	71,874	(14,887)
Total financial contracts payable, at fair value			$(28,245)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; HKD = Hong Kong Dollar; KRW = Korean Won; MXN = Mexican Peso; RON = Romanian New Leu.
(2) Includes options on interest rate futures relating to U.S. dollar LIBOR interest rates.
(3) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

During the three and nine months ended September 30, 2016 and 2015, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended September 30		Nine months ended September 30
		2016	2015	2016	2015
		($ in thousands)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	$—	$8	$—	$(97)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	—	(16)	—	(77)
Forwards	Net investment income (loss)	(116)	907	(184)	1,140
Futures	Net investment income (loss)	793	1,329	2,086	(899)
Interest rate swaps	Net investment income (loss)	—	(247)	—	(489)
Options, warrants, and rights	Net investment income (loss)	(2,834)	389	(5,082)	(9,099)
Commodity swaps	Net investment income (loss)	(1,476)	(8,058)	(1,195)	(8,788)
Total return swaps – equities	Net investment income (loss)	7,769	(13,231)	21,573	(9,088)
Weather derivative swap	Other income (expense), net	—	(552)	—	(1,712)
Total		$4,136	$(19,471)	$17,198	$(29,109)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2016	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$—	$2,950	$—	$3,128
Futures	1,603,250	1,578,692	1,777,971	1,773,858
Options, warrants and rights (1)	215,008	65,625	368,547	324,327
Commodity swaps	—	6,257	75,566	70,282
Total return swaps	33,479	10,501	35,529	59,766
Total	$1,851,737	$1,664,025	$2,257,613	$2,231,361
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three and nine months ended September 30, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2015	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$—	$3,777	$—	$9,870
Futures	169,986	138,609	254,975	269,142
Interest rate swaps	2,581,000	7,213,000	9,139,000	7,213,000
Options, warrants and rights (1)	88,208	1,617,891	4,798,424	10,106,455
Commodity swaps	27,364	20,083	103,358	20,083
Total return swaps	25,809	105,287	46,899	162,278
Weather derivative swap	—	—	2,340	—
Total	$2,892,367	$9,098,647	$14,344,996	$17,780,828
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

As of September 30, 2016, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

September 30, 2016	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$42,478	$—	$42,478	$(2,153)	$(27,927)	$12,398
Financial contracts payable	(2,570)	—	(2,570)	2,153	417	—

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

4.        DUE TO PRIME BROKERS

As of September 30, 2016, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 8) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents. At September 30, 2016, the amounts due to prime brokers included $281.8 million (December 31, 2015: $301.4 million) of cash borrowed under the term margin agreements to provide collateral for letters of credit and trust accounts and $116.9 million (December 31, 2015: $95.0 million) of borrowing relating to investing activities.

Greenlight Re’s investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

5.        RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverages that provide for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets.

For the three and nine months ended September 30, 2016, loss and loss adjustment expenses incurred of $81.5 million and $283.5 million, respectively (2015: $97.4 million and $237.3 million, respectively), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.2 million and $0.9 million, respectively (2015: $0.5 million and $1.3 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2016, the Company had losses receivable and loss reserves recoverable of $2.6 million (December 31, 2015: $3.1 million) from unrated retrocessionaires and $0.6 million (December 31, 2015: $0.3 million) from a retrocessionaire rated A- by A.M. Best. At September 30, 2016 and December 31, 2015, $2.6 million and $3.1 million, respectively, of losses recoverable from unrated retrocessionaires were secured by cash collateral held by the Company.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2016 and December 31, 2015, no provision for uncollectible losses recoverable was considered necessary.

6.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 3,500,000 (December 31, 2015: 3,500,000) Class A ordinary shares. As of September 30, 2016, 475,963 (December 31, 2015: 658,775) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the nine months ended September 30, 2016, 153,648 (2015: 78,685) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the nine months ended September 30, 2016, the Company also issued to non-employee directors an aggregate of 39,288 (2015: 28,215) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the nine months ended September 30, 2016, 11,897 (2015: 9,621) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2016, in accordance with U.S. GAAP, $0.1 million of stock compensation expense (2015: $0.1 million) relating to the forfeited restricted shares was reversed.

The restricted share award activity during the nine months ended September 30, 2016 was as follows:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2015	307,013	$29.74
Granted	192,936	21.53
Vested	(122,620)	25.66
Forfeited	(11,897)	29.97
Balance at September 30, 2016	365,432	$26.76

Employee and Director Stock Options

For the nine months ended September 30, 2016, 400,000 (2015: 250,000) stock options were exercised by directors and employees resulting in 148,802 (2015: 158,925) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan. The intrinsic value of options exercised during the nine months ended September 30, 2016 was $3.0 million (2015: $4.8 million).

For the nine months ended September 30, 2016, 57,386 (2015: 40,683). Class A ordinary share purchase options were granted to the Company’s Chief Executive Officer, pursuant to his employment contract. These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2017, 2018 and 2019, and expire 10 years after the grant date. The grant date fair value of these options was $8.71 per share (2015: $12.29 per share), based on the Black-Scholes option pricing model. The estimate of expected volatility for options granted during 2016 and 2015 was based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to August 5, 2016. For options granted prior to 2014, the Company had determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2016	2015
Risk free rate	1.54%	2.15%
Estimated volatility	32.4%	32.8%
Expected term (in years)	10	10
Dividend yield	0%	0%
Forfeiture rate	0%	0%

Employee and director stock option activity during the nine months ended September 30, 2016 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Balance at December 31, 2015	906,991	$19.78	$8.53
Granted	57,386	19.87	8.71
Exercised	(400,000)	12.48	6.41
Forfeited	—	—	—
Expired	—	—	—
Balance at September 30, 2016	564,377	$24.96	$10.05

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2016, 7,444 (2015: 6,821) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the nine months ended September 30, 2016, 11,881 (2015: nil) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2016, in accordance with U.S. GAAP, $0.2 million of stock compensation expense (2015: nil) relating to the forfeited restricted share units was reversed.

Employee RSU activity during the nine months ended September 30, 2016 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2015	22,170	$30.55
Granted	7,444	21.56
Vested	(1,205)	24.38
Forfeited	(11,881)	29.60
Balance at September 30, 2016	16,528	$27.64

For the nine months ended September 30, 2016 and 2015, the general and administrative expenses included stock compensation expense (net of forfeitures) of $3.1 million and $3.2 million, respectively, for the expensing of the fair value of stock options, restricted shares and RSUs granted to employees and directors. For the nine months ended September 30, 2016, the Company assumed a forfeiture rate of 6.0% (2015: 0%) for restricted shares and RSUs granted to employees during the period. The Company’s assumed forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted shares and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are actually forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels, and if deemed necessary, true-up adjustments are recorded.

7.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors LLC (“DME”) are participants of a joint venture for the purpose of managing certain jointly held assets, as may be amended from time to time (the “venture agreement”). The Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time, (the “advisory agreement”). DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors. On September 30, 2016, the venture agreement and the advisory agreement were renewed for a further three year term from January 1, 2017 through December 31, 2019, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2015, the Company’s investment portfolio managed by DME Advisors reported a net investment loss of $276.7 million (net of minority interest), and as a result, no performance allocation was paid to DME Advisors in 2015. In addition, the performance allocation for fiscal year 2016 and subsequent years will be reduced to 10% of net investment income until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned. For the three and nine months ended September 30, 2016, performance allocation of $2.4 million and $2.4 million, respectively, (2015: nil and nil, respectively) was included in the net investment income reported.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three and nine months ended September 30, 2016 were management fees of $4.0 million and $12.3 million, respectively, (2015: $4.7 million and $15.1 million, respectively). The management fees have been fully paid as of September 30, 2016.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the nine months ended September 30, 2016, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc (“GRBK”), a publicly traded company. As of September 30, 2016, $28.6 million (December 31, 2015: $25.0 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

8.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2016, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$100,000	June 30, 2017	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2017	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2018	120 days prior to termination date
	$600,000

On April 4, 2016, the Company provided a notice of cancellation to terminate the Bank of America, N.A. letter of credit facility of $120.0 million. As of September 30, 2016, an aggregate amount of $236.7 million (December 31, 2015: $245.6 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of September 30, 2016, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $267.6 million (December 31, 2015: $324.3 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2016 and December 31, 2015.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of September 30, 2016, collateral of $97.4 million (December 31, 2015: $78.6 million) was provided to cedents in the form of regulatory trust accounts.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of September 30, 2016.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2016.

The total rent expense related to leased office space for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively (2015: $0.1 million and $0.4 million, respectively).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of September 30, 2016, the Company had commitments to invest an additional $9.1 million (December 31, 2015: $6.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of September 30, 2016.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2016	2017	2018	2019	2020	Thereafter	Total
	($ in thousands)
Operating lease obligations	$140	$560	$327	$94	$94	$36	$1,251
Private equity and limited partnerships (1)	9,136	—	—	—	—	—	9,136
	$9,276	$560	$327	$94	$94	$36	$10,387
(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2016.

Litigation

From time to time, in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition or operating results.

9.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Property
Aviation	$213	0.2%	$154	0.1%	$648	0.2%	$557	0.2%
Commercial	4,621	3.6	2,701	2.0	15,098	3.9	12,404	3.5
Energy	305	0.2	188	0.1	2,400	0.6	1,926	0.5
Motor physical damage	10,316	8.1	8,931	6.7	28,416	7.3	24,573	6.9
Personal	5,320	4.1	15,839	11.8	19,184	5.0	42,755	12.0
Total Property	20,775	16.2	27,813	20.7	65,746	17.0	82,215	23.1
Casualty
General liability	5,412	4.2	8,768	6.5	24,408	6.3	17,472	4.9
Marine liability	2,109	1.7	2,046	1.5	7,925	2.0	7,468	2.1
Motor liability	61,226	47.8	50,708	37.7	161,938	41.8	138,933	38.9
Professional liability	5,762	4.5	19,517	14.5	31,825	8.2	47,321	13.2
Total Casualty	74,509	58.2	81,039	60.2	226,096	58.3	211,194	59.1
Specialty
Financial	11,689	9.1	2,210	1.6	32,086	8.3	5,786	1.6
Health	11,174	8.7	18,383	13.7	44,891	11.6	50,523	14.1
Workers’ compensation	10,058	7.8	5,123	3.8	18,415	4.8	7,522	2.1
Total Specialty	32,921	25.6	25,716	19.1	95,392	24.7	63,831	17.8
	$128,205	100.0%	$134,568	100.0%	$387,234	100.0%	$357,240	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$111,926	87.3%	$104,267	77.5%	$304,187	78.6%	$272,827	76.4%
Worldwide (1)	13,887	10.8	28,661	21.3	77,554	20.0	79,030	22.1
Europe	2,334	1.8	1,580	1.2	5,655	1.5	4,716	1.3
Asia (2)	58	0.1	60	—	(162)	(0.1)	667	0.2
	$128,205	100.0%	$134,568	100.0%	$387,234	100.0%	$357,240	100.0%
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”) and Verdant Holding Company, Ltd. (“Verdant”), unless the context dictates otherwise. References to our “Ordinary Shares” refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015 and financial condition as of September 30, 2016 and December 31, 2015. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

We intend to communicate certain events that we believe may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. Other than as required by the Exchange Act, we do not intend to make public announcements regarding reinsurance or investment events that we do not believe, based on management’s estimates and current information, will have a material adverse impact on our operations or financial position.

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

In the past, our underwriting results have reported adverse development relating to construction defect exposure from certain general liability contracts. Effective September 30, 2016, we novated the contracts containing construction defect losses and have thereby mitigated the risk of future deterioration of loss reserves relating to construction defect exposure.

We have recently observed stability and favorable trends in our underlying rates and profitability for our non-standard automobile business. We believe we have achieved acceptable risk adjusted returns on this business and expect to have a high concentration of premium in this line for the foreseeable future.

We have observed an increase in the demand for U.S. health stop loss insurance as more employers seek to control health care costs by pursuing alternatives to first dollar health care plans subject to the Affordable Care Act. We believe that the majority of the demand has been underwritten by large carriers that elect to not purchase reinsurance, although we also believe that a portion has been underwritten by managing general underwriters, who often rely heavily on quota share reinsurance. We intend to seek to increase our market share from managing general underwriters that have increased exposures in this line.

We have noted that pricing for property catastrophe retro and other property catastrophe business is under severe competitive pressure and we believe much of the business in the market is being priced below expected losses. As such, since

2015, we have decreased, and expect to continue to decrease, our focus in this line of business unless there is a market changing event that improves expected profitability.

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

Underlying rates for personal lines business relating to Florida homeowners’ insurance have continued to decline and water damage claims and fraudulent assignment of benefit (“AOB”) claims continue to increase the expected losses. The Florida Legislature did not address the AOB problem during the legislative session in 2016. Our expectation is that AOB claims will increase during the remainder of 2016 and into 2017 resulting in less attractive profit margins on this business. Despite this, the reinsurance terms and conditions continue to be highly competitive. At June 1, 2016, we did not renew our remaining quota share relationships for Florida homeowners and thus we currently have no direct exposure to the specialist Florida homeowners market, which had been a core part of our underwriting portfolio since 2008.

Private U.S. mortgage insurers appear to be increasingly seeking quota share reinsurance options as a result of the implementation of the Private Mortgage Insurers Eligibility Requirements (PMIERS) in the United States, which effectively increase the cost of capital for the private mortgage insurers. We believe the credit underwriting standards for U.S. mortgages are good and as a result the risk-adjusted profitability of these portfolios is acceptable. We expect that reinsurance of U.S. mortgage risk will be a growing part of our underwriting portfolio during the remainder of 2016.

On November 3, 2016, A.M. Best revised Greenlight Re’s rating of “A (Excellent)” to “A- (Excellent”) with a stable outlook. While the rating revision is likely to make certain new business production incrementally more difficult, we don’t believe that our current book of business is particularly rating sensitive and our strong relationships with our partners will mean a continuation of the high renewal rate that we have historically experienced.

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

Our investment portfolio had a net long exposure of 25.4% as of September 30, 2016. Our goal for the remainder of 2016 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite a Federal Reserve interest rate increase in December 2015, monetary policy remains very accommodative globally.  Additionally, there are many global economic and political risks that are coming to the forefront. Global equity markets have had a difficult 2016 with many global market indices falling. Given the current investment environment, we deem it appropriate to maintain comparatively lower gross and net equity exposures and to hold a significant position in gold and other macro positions.

Critical Accounting Policies

Our condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2015 affect the more significant estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

Recently issued accounting standards and their impact to the Company, if any, are presented under “Recent Accounting Pronouncements” in Note 2 of the accompanying condensed consolidated financial statements.

Key Financial Measures and non-GAAP Financial Measures

In addition to the condensed consolidated financial statements, management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance and the overall growth in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of its businesses to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:

•	Basic adjusted book value per share;

•	Fully diluted adjusted book value per share;

•	Net underwriting income (loss);

Basic Adjusted Book Value Per Share and Fully Diluted Adjusted Book Value Per Share

We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick by which to monitor the shareholder value generated. In addition, fully diluted adjusted book value per share may be useful to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

Basic adjusted book value per share is considered a non-GAAP financial measure because it excludes from the total equity the non-controlling interest in a joint venture. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. We adjust the total equity by excluding the non-controlling interest in a joint venture because it does not reflect the equity attributable to our shareholders. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$838,550	$816,246	$878,975	$848,773	$891,616
Less: Non-controlling interest in joint venture	(14,345)	(23,364)	(24,155)	(23,382)	(24,263)
Basic adjusted book value per share numerator	824,205	792,882	854,820	825,391	867,353
Add: Proceeds from in-the-money stock options issued and outstanding	2,405	3,080	3,459	11,553	13,260
Fully diluted adjusted book value per share numerator	$826,610	$795,962	$858,279	$836,944	$880,613
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,358,513	37,315,538	37,232,537	37,027,467	37,027,467
Add: In-the-money stock options and RSUs issued and outstanding	144,914	226,528	282,548	717,340	777,340
Fully diluted adjusted book value per share denominator	37,503,427	37,542,066	37,515,085	37,744,807	37,804,807
Basic adjusted book value per share	$22.06	$21.25	$22.96	$22.29	$23.42
Fully diluted adjusted book value per share	22.04	21.20	22.88	22.17	23.29

Net Underwriting Income (Loss)

One way that management evaluates the Company’s underwriting performance is through the measurement of net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management as it measures the underlying fundamentals of the Company’s underwriting operations. Management believes that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. The measure includes underwriting expenses which are directly related to underwriting activities as well as an allocation of other general and administrative expenses. Net underwriting income (loss) is calculated as net premiums earned, less net loss and loss adjustment expenses incurred, less, acquisition costs and less underwriting expenses. The measure excludes, on a recurring basis: (1) net investment income; (2) any foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) other income (expense) not related to underwriting, and (5) income taxes and income attributable to non-controlling interest. We exclude net investment income and foreign exchange gains or losses as we believe these are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate general and administrative expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them distorts the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	($ in thousands)
Income (loss) before income tax	$31,297	$(224,819)	$(3,101)	$(289,341)
Add (subtract):
Investment (income) loss	(32,945)	191,322	(23,326)	236,456
Other (income) expense	192	542	181	2,714
Corporate expenses	2,083	1,825	6,043	7,135
Amortization of ILW (1)	—	(552)	—	(1,712)
Net underwriting income (loss)	$627	$(31,682)	$(20,203)	$(44,748)

(1) For the three and nine months ended September 30, 2015, amortization of an ILW, treated as a weather derivative swap under U.S. GAAP, was also included in underwriting income (loss). There was no amortization of ILWs for the three and nine months ended September 30, 2016.

Results of Operations

Construction defect contracts that have a long reporting period for claims and have significant uncertainty on their ultimate liabilities, have historically resulted in the Company reporting losses due to adverse loss development on this business. Effective April 1, 2016, we entered into a reinsurance contract that transferred the remaining construction defect liabilities to a third party reinsurer that specializes in the run-off of liabilities, generally known as a loss portfolio transfer. Effective September 30, 2016, we commuted the loss portfolio transfer and novated the run-off contracts that contained construction defect exposures. The novation releases us from any further adverse development on construction defect losses on these contracts unless the losses exceed $130 million in aggregate, which provides us with an additional $58.5 million of coverage beyond the current actuarial best estimate of losses and is significantly above the high point of the actuarial range. We believe that the novation of these contracts combined with the maturation of our run-off commercial automobile book, where 99.7% of all claims have been paid, removes the significant exposures that have negatively affected our historical underwriting performance. The following table presents the inception-to-date performance relating to each of the general liability (primarily construction defect) and commercial automobile contracts in run-off, as well as the rest of our portfolio as of September 30, 2016:

Summary of Inception-to-Date Results
Subject Business	Earned Premium	Underwriting Profit (loss)	Composite Ratio
	($ in thousands)
General Liability	$83,057	$(82,234)	199.0%
Commercial Automobile	$206,565	$(127,530)	161.7%
All Other	$2,988,106	$270,291	91.0%
Total	$3,277,728	$60,527	98.2%

Three and nine months ended September 30, 2016 and 2015

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended September 30, 2016, the fully diluted adjusted book value per share increased by $0.84 per share, or 4.0%, to $22.04 per share from $21.20 per share at June 30, 2016. For the three months ended September 30, 2016, the basic adjusted book value per share increased by $0.81 per share, or 3.8%, to $22.06 per share from $21.25 per share at June 30, 2016.

For the nine months ended September 30, 2016, the fully diluted adjusted book value per share decreased by $0.13 per share, or 0.6%, to $22.04 per share from $22.17 per share at December 31, 2015. For the nine months ended

September 30, 2016, the basic adjusted book value per share decreased by $0.23 per share, or 1.0%, to $22.06 per share from $22.29 per share at December 31, 2015.

For the three months ended September 30, 2016, we reported net income of $30.0 million, compared to a net loss of $219.7 million reported for the same period in 2015. Our net investment income for the three months ended September 30, 2016 was $32.9 million, compared to a net investment loss of $191.3 million reported for the same period in 2015. Our investment portfolio managed by DME Advisors, LP reported a gain of 3.1% for the three months ended September 30, 2016, compared to a loss of 14.2% for the same period in 2015. The net underwriting income for the three months ended September 30, 2016 was $0.6 million, compared to a net underwriting loss of $31.7 million for the same period in 2015. The increase in underwriting income for the three months ended September 30, 2016 was primarily due to lower adverse development during the period compared to the same period in 2015. For the three months ended September 30, 2016, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 95.1%, compared to 127.0% during the same period in 2015. General and administrative expenses for the three months ended September 30, 2016 were $6.9 million, compared to $5.4 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to higher personnel expenses during the period compared to the same period in 2015.

For the nine months ended September 30, 2016, we reported a net loss of $4.3 million, compared to a net loss of $283.3 million reported for the same period in 2015. Our net investment income for the nine months ended September 30, 2016 was $23.3 million, compared to net investment loss of $236.5 million reported for the same period in 2015. Our investment portfolio reported a gain of 2.1% for the nine months ended September 30, 2016, compared to a loss of 16.9% for the same period in 2015. The net underwriting loss for the nine months ended September 30, 2016 was $20.2 million, compared to an underwriting loss of $44.7 million reported for the same period in 2015. The decrease in underwriting loss for the nine months ended September 30, 2016 was primarily due to lower adverse loss development during the nine months ended September 30, 2016 compared to the same period in 2015. For the nine months ended September 30, 2016, our composite ratio was 101.9%, compared to 111.0% during the same period in 2015. General and administrative expenses for the nine months ended September 30, 2016 increased to $18.9 million from $18.4 million for the nine months ended September 30, 2015, primarily due to higher personnel expenses and were partially offset by a decrease in professional fees due to non-recurring professional fees incurred during the comparative period in 2015.

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$118,421	92.4%	$127,631	94.8%	$353,757	91.4%	$327,369	91.6%
Severity	9,784	7.6	6,937	5.2	33,477	8.6	29,871	8.4
Total	$128,205	100.0%	$134,568	100.0%	$387,234	100.0%	$357,240	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2016, our frequency gross premiums written decreased by $9.2 million, or 7.2%, primarily relating to professional liability, personal, and specialty health lines as follows:

•
$13.9 million decrease in professional liability premiums written partially due to a multi-line casualty professional liability contract renewed in 2016 at a smaller share than the expiring contract; and partially due to lower premium volume on a multi-line casualty quota share contract compared to the premium volume on this contract during the same period in 2015.

•	$10.6 million decrease in personal lines primarily due to our decision to not renew our Florida homeowners’ property quota share contracts, which expired during the second quarter of 2016.

•	$7.1 million decrease in specialty health line primarily due to a decrease in premium volume on certain employers’ medical stop-loss contracts based on reports received from the ceding insurers.

The decreases in frequency gross premiums written for the three months ended September 30, 2016, compared to same period in 2015, were partially offset by increases in motor liability, financial and workers’ compensation lines of business, as follows:

•
$11.8 million increase in motor liability (including physical damage) premiums written compared to the same period in 2015, primarily due to growth in underlying policies on private passenger motor contracts.

•	$9.5 million increase in financial lines primarily due to incoming unearned premiums on a new mortgage insurance contract incepted during the period.

For the three months ended September 30, 2016, severity premiums written increased by $2.8 million, compared to the same period in 2015. The comparative premiums for the three months ended September 30, 2015 included $2.5 million of reversal of additional premiums relating to an excess of loss contract. Excluding the reversal of these premiums, there were no other notable changes in severity gross premiums written for the three months ended September 30, 2016.

For the nine months ended September 30, 2016, our frequency gross premiums written increased by $26.4 million, or 8.1%, compared to the same period in 2015. The increase was driven by a combination of new contracts bound during 2016 as well as premium growth on existing contracts. The notable changes in frequency gross premiums for the nine months ended September 30, 2016 were as follows:

•
The frequency gross premiums written for financial lines increased by $26.3 million primarily relating to in-force unearned premiums assumed at the inception of mortgage insurance contracts bound during 2016.

•
The gross premiums written for motor liability (including motor physical damage) increased by $26.7 million primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.

•	The workers’ compensation premiums written increased by $10.9 million primarily due to new contracts written during 2016 and late 2015.

The increase in frequency gross premiums written for the nine months ended September 30, 2016 was partially offset by decreases in other lines as follows:

•
The frequency gross premiums written for personal lines decreased by $21.9 million, primarily as a net result of the expiring Florida homeowners’ property quota share contracts that we terminated on a cut-off basis, and approximately $27.0 million of the unearned portion of the premiums written which was reversed and returned to the ceding insurer. The decrease in personal lines premiums written was partially offset by a new non-Florida homeowners’ property contract entered into during 2016 that included in-force unearned premiums assumed at the inception of the contract.

•
The professional lines premiums decreased $16.5 million partially due to a lawyer’s indemnity contract that we terminated during the period, and partially due to a casualty professional liability contract renewed at a smaller share than the expiring contract written during 2015.

For the nine months ended September 30, 2016, severity premiums written increased by $3.6 million, or 12.1%, compared to the same period in 2015. The increase was partially due to $1.4 million of additional premiums received on a prior year excess of loss contract that reported a full limit loss. The ceding insurer for this contract reported its final settlement of losses arising from the U.S. sub-prime crisis, which resulted in the loss exceeding the insurer’s retention and triggering additional premiums as per the contract. The remaining increase in severity premiums written primarily related to a new quota share severity contract.

Premiums Ceded

For the three and nine months ended September 30, 2016, premiums ceded were $2.1 million and $7.7 million, respectively, compared to $2.3 million and $5.8 million for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2016, the increase in ceded premiums compared to the same period in 2015 primarily related to an excess of loss retrocession contract purchased during the nine months ended September 30, 2016 to reduce our exposure to catastrophe events.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$116,302	92.2%	$125,343	94.8%	$347,509	91.6%	$321,587	91.5%
Severity	9,784	7.8	6,937	5.2	31,977	8.4	29,871	8.5
Total	$126,086	100.0%	$132,280	100.0%	$379,486	100.0%	$351,458	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$103,448	91.7%	$96,542	94.7%	$347,011	92.2%	$270,391	93.7%
Severity	9,344	8.3	5,452	5.3	29,475	7.8	18,081	6.3
Total	$112,792	100.0%	$101,994	100.0%	$376,486	100.0%	$288,472	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended September 30, 2016, the frequency premiums earned increased by $6.9 million, or 7.2%, primarily due to increases in motor liability and workers’ compensation lines as follows:

•	$11.8 million increase in motor liability line (including motor physical damage) primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.

•	$3.9 million increase in workers’ compensation premiums earned partially due to new contracts bound and partially due to an increase in the underlying premiums on existing contracts.

The increases in frequency net premiums earned for the three months ended September 30, 2016, compared to same period in 2015, were partially offset by:

•	a decrease of $10.2 million in personal property line of business due to the cancellation and cut-off of Florida homeowners’ insurance contracts during 2016.

Premiums written relating to severity contracts are earned over the contract period in proportion to the period of protection. For the three months ended September 30, 2016, severity net premiums earned increased by $3.9 million, or 71.4%, primarily as a result of $2.5 million of premiums reversed during the comparative period in 2015. The remaining increase in severity premiums earned for three months ended September 30, 2016, primarily related to a new quota share severity contract written during the second half of 2015 and 2016.

For the nine months ended September 30, 2016, the frequency net premiums earned increased by $76.6 million, or 28.3%, compared to the same period in 2015. The notable increases in premiums earned were as follows:

•	$40.0 million increase in motor liability line (including motor physical damage) primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.

•	$11.3 million increase in workers’ compensation premiums earned partially due to new contracts bound and partially due to an increase in the underlying premiums on existing contracts.

•
$10.3 million increase in general liability premiums earned primarily due to an increase in the underlying premiums on an existing casualty multi-line contract and, to a lesser extent, due to new contracts written during the second half of 2015.

•
$7.2 million increase in professional liability premiums earned relating to casualty contracts incepting in 2015 and 2016, partially offset by a decrease due to solicitors’ professional indemnity contracts that were terminated and not renewed during 2016.

•	$6.1 million increase in financial premiums earned primarily related to mortgage insurance contracts written during 2016.

•	$4.9 million increase in commercial property line relating to new and existing quota share contracts.

•	$3.7 million increase in specialty health line relating to the employers’ medical stop-loss contracts.

The increases in frequency net premiums earned for the nine months ended September 30, 2016, compared to the same period in 2015, were partially offset by a decrease of $9.5 million in the personal property line of business due to the cancellation and cut-off of Florida homeowners’ insurance contracts during 2016.

For the nine months ended September 30, 2016, the severity net premiums earned increased by $11.4 million, or 63.0%, compared to the same period in 2015. The increase was primarily the result of premiums that were earned during the period relating to new and renewed severity quota share contracts that were entered into during 2016 and 2015. In addition, the severity net premiums earned for the nine months ended September 30, 2016 included $1.4 million of additional premiums relating to the full limit loss on an excess of loss contract as described above under Gross Premiums Written.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$78,160	95.9%	$100,346	103.0%	$264,980	93.5%	$236,309	99.6%
Severity	3,307	4.1	(2,925)	(3.0)	18,531	6.5	972	0.4
Total	$81,467	100.0%	$97,421	100.0%	$283,511	100.0%	$237,281	100.0%

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

For the three months ended September 30, 2016, the total losses incurred on frequency contracts decreased by $22.2 million, or 22.1%, primarily due to $36.9 million of additional loss reserves recorded during the same period in 2015 on a legacy general liability contract relating to construction defect liabilities. There was no similar adverse loss development during the three months ended September 30, 2016 and the legacy general liability contracts containing construction defect liabilities were novated effective September 30, 2016. In addition, the termination of our Florida homeowners’ insurance contracts during 2016 also contributed to the decrease in losses incurred during the three months ended September 30, 2016. The decrease in frequency losses incurred for the three months ended September 30, 2016, was partially offset by the losses incurred relating to increased frequency premiums earned during the quarter.

For the three months ended September 30, 2016, the losses incurred on severity contracts increased by $6.2 million compared to the same period in 2015. The negative severity losses incurred of $(2.9) million for the three months ended September 30, 2015 related to favorable loss development during 2015 on an excess of loss contract resulting in the elimination of $5.1 million of loss reserves.

For the nine months ended September 30, 2016, the total net losses incurred on frequency contracts increased by $28.7 million, or 12.1%, compared to the same period in 2015. The increase in losses incurred included a $19.0 million loss on a loss portfolio transfer contract. Effective June 30, 2016, we had entered into a retrospective reinsurance agreement to transfer $52.5 million of construction defect liabilities to a third party for a consideration of $71.5 million. Effective September 30, 2016, the loss portfolio transfer was commuted and the contracts containing the construction defect liabilities were novated to a third party reinsurer for no further consideration.

The remainder of the increase in losses incurred related to the higher premiums earned during the nine months ended September 30, 2016, compared to the same period in 2015.

The increase in losses incurred was partially offset by a decrease in the adverse loss development recorded on legacy contracts during the nine months ended September 30, 2016 compared to the same period in 2015. While certain prior year contracts were impacted by adverse loss development during the nine months ended September 30, 2016, the magnitude of the loss development was significantly less than those recorded during the same period in 2015.

For the nine months ended September 30, 2016, the losses incurred on severity contracts of $18.5 million included $4.4 million of loss reserves relating to the 2016 Canadian wildfires. These loss reserves were estimated based on information received from the cedents and are subject to change in future periods. In addition, the severity losses for the nine months ended September 30, 2016 included $4.5 million of losses paid on an excess of loss contract relating to the U.S. sub-prime crisis. The economic loss on this contract was partially offset by $1.4 million of additional premiums received under the terms of the contract which were recorded as earned premium during the period. As a result of these severity losses, the loss ratio for our severity business was 62.9% for the nine months ended September 30, 2016, compared to 5.4% for the same period in 2015. The loss ratio for the three months ended September 30, 2015 was unusually low due to the reversal of $5.1 million of loss reserves during 2015 relating to favorable loss development on an excess of loss contract.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Frequency	75.6%	103.9%	76.4%	87.4%
Severity	35.4%	(53.7)%	62.9%	5.4%
Total	72.2%	95.5%	75.3%	82.3%

For the three months ended September 30, 2016, the loss ratio for frequency business was lower as compared to the same period in 2015 due to the adverse loss development on construction defect contracts recorded during the third quarter of 2015. Similarly, the loss ratio for our frequency business was impacted to a lesser extent by the lower adverse loss development during the nine months ended September 30, 2016 than during the same period in 2015. Excluding the construction defect related losses, the frequency loss ratios for the nine months ended September 30, 2016 and 2015, were 68.8% and 70.7%, respectively.

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and between quota share and excess of loss contracts. The higher severity loss ratios for the three and nine months ended September 30, 2016 compared to the same periods in 2015, reflects the reversal of $5.1 million of loss reserves during 2015 relating to favorable loss development on an excess of loss contract, as well as the Canadian wildfire and sub-prime crisis losses recorded during the second quarter of 2016.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Nine months ended September 30
		2016			2015
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$302,493	$(1,071)	$301,422	$199,325	$(9,552)	$189,773
Change in loss and loss adjustment expense reserves	(18,058)	147	(17,911)	39,238	8,270	47,508
Total	$284,435	$(924)	$283,511	$238,563	$(1,282)	$237,281

For the nine months ended September 30, 2016, our net losses incurred on prior period contracts increased by $29.3 million, primarily related to the following:

•	$19.0 million of losses resulting from the loss portfolio transfer and subsequent novation of the legacy construction defect liabilities;

•
$5.5 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of “assignment of benefits” whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $0.4 million decrease in ceding commissions and profit commissions recorded as acquisition costs; and

•
$4.5 million of adverse loss development on an excess of loss contract relating to losses resulting from the U.S. sub-prime crisis. However, because this contract included a provision for additional premiums, the increase in losses was partially offset by $1.4 million of additional premiums.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, our net losses incurred on prior period contracts increased by $48.7 million, primarily related to the following:

•
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

•
$7.0 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms during 2014. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $3.1 million decrease in ceding commissions and profit commissions recorded as acquisition costs;

•
$5.1 million of favorable loss development relating to an excess of loss severity contract resulting in elimination of loss reserves based on updated loss information received from the insured during the period indicating that no losses will breach into our layer of coverage. The decrease in loss reserves was more than offset by a reversal of $2.5 million of earned premiums and an accrual of $3.4 million of profit commission recorded as acquisition costs;

•
$2.8 million of favorable loss development relating to private passenger motor contracts during the period. The decrease in loss reserves was partially offset by $2.0 million of additional ceding commissions recorded as acquisition costs;

•	$1.7 million of favorable loss development relating to the employer medical stop-loss business as a result of better than expected claims frequency reported by the cedent; and

•
$1.3 million of loss reserves released upon commutation of a private passenger motor contract during the period. The decrease in loss reserves was partially offset by $1.1 million of additional ceding commissions incurred as part of the commutation agreement.

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

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Frequency	$23,794	92.1%	$27,118	84.4%	$93,822	93.5%	$75,453	91.0%
Severity	2,050	7.9	5,028	15.6	6,469	6.5	7,473	9.0
Total	$25,844	100.0%	$32,146	100.0%	$100,291	100.0%	$82,926	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Frequency	23.0%	28.1%	27.0%	27.9%
Severity	21.9%	92.2%	21.9%	41.3%
Total	22.9%	31.5%	26.6%	28.7%

The lower frequency acquisition cost ratios for the three and nine months ended September 30, 2016, compared to the same period in 2015, was due to the termination of the Florida homeowners’ insurance contracts, which carried larger ceding commission rates compared to most of our other frequency contracts. Since these contracts were terminated on a cut-off basis, no premiums or acquisition costs were recorded on these contracts during the three months ended September 30, 2016 resulting in a lower acquisition cost ratio for the overall frequency business.

The lower severity acquisition cost ratios for the three and nine months ended September 30, 2016, compared to the same period in 2015, was primarily because the 2015 comparative ratios included profit commissions of $3.4 million recorded on an excess of loss contract during the third quarter of 2015. The profit commissions were triggered by the elimination of loss reserves on this contract based on updated information received from the insurer.

There were no other significant changes in acquisition costs during the nine months ended September 30, 2016.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Underwriting expenses	$4,854	$3,557	$12,887	$11,301
Corporate expenses	2,083	1,825	6,043	7,135
General and administrative expenses	$6,937	$5,382	$18,930	$18,436

Effective from January 1, 2016, we have broken out general and administrative expenses into “Underwriting expenses” and “Corporate expenses”. Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses. As a result of this change in expense allocations, the prior period comparative balances for underwriting expenses and corporate expenses in the above table have been reclassified to conform to the current period presentation.

For the three months ended September 30, 2016, the increase in underwriting related expenses compared to the same period in 2015, was primarily due to higher personnel costs including bonus accruals. For the three months ended September 30, 2016, the increase in corporate expenses was primarily due to higher personnel expenses compared to the same period in 2015. For the three months ended September 30, 2016 and 2015, general and administrative expenses included $1.3 million and $1.2 million, respectively, for the expensing of the fair value of stock options and restricted stock and RSUs granted to employee and directors.

For the nine months ended September 30, 2016, the increase in underwriting related expenses compared to the same period in 2015, was primarily due to higher personnel expenses and IT expenses. For the nine months ended September 30, 2016, the decrease in corporate expenses, was primarily due to non-recurring professional fees incurred during the comparative period in 2015. For the nine months ended September 30, 2016 and 2015, the general and administrative expenses included $3.1 million and $3.2 million, respectively, of expenses related to stock compensation granted to employees and directors. The decrease in stock compensation expense was due to forfeitures of restricted shares and RSUs by employees that left the Company during the nine months ended September 30, 2016.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Realized gains (losses)	$(9,700)	$(9,690)	$(122,015)	$30,587
Change in unrealized gains and losses	49,804	(167,403)	158,645	(216,539)
Investment related foreign exchange gains (losses)	(317)	(5,126)	(2,627)	(21,496)
Interest and dividend income, net of withholding taxes	5,397	2,838	20,385	11,722
Interest, dividend and other expenses	(5,823)	(7,258)	(16,360)	(25,671)
Investment advisor compensation	(6,416)	(4,683)	(14,702)	(15,059)
Net investment income (loss)	$32,945	$(191,322)	$23,326	$(236,456)

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended September 30, 2016, investment income, net of fees and expenses, resulted in a gain of 3.1% on our investments managed by DME Advisors, compared to a loss of 14.2% for the three months ended September 30, 2015. The long portfolio gained 8.0% while the short portfolio and the macro positions lost 4.1% and 0.1%, respectively, during the three months ended September 30, 2016. For the three months ended September 30, 2016, the largest contributors of net investment income were long positions in Chemours, Apple and CONSOL Energy, while the largest detractors were short positions in oil fracking companies.

For the nine months ended September 30, 2016, investment income, net of fees and expenses, resulted in a gain of 2.1% on our investments managed by DME Advisors, compared to a loss of 16.9% for the nine months ended September 30, 2015. The long portfolio and macro positions gained 9.5% and 2.0%, respectively, while the short portfolio lost 7.9% during the nine months ended September 30, 2016. For the nine months ended September 30, 2016, the largest contributors of net investment income were long positions in gold, Chemours and CONSOL Energy while the largest detractors were short positions in oil fracking companies.

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

For the three months ended September 30, 2016 and 2015, the gross investment gain (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 3.4% and (14.2)%, respectively. For the nine months ended September 30, 2016 and 2015, the gross investment gain (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 2.3% and (16.9)%, respectively. These were comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Long portfolio gains (losses)	8.0%	(20.5)%	9.5%	(16.4)%
Short portfolio gains (losses)	(4.1)	7.5	(7.9)	2.8
Macro gains (losses)	(0.1)	(0.8)	2.0	(2.0)
Other income and expenses	(0.4)	(0.4)	(1.3)	(1.3)
Gross investment return	3.4%	(14.2)%	2.3%	(16.9)%
Net investment return	3.1%	(14.2)%	2.1%	(16.9)%

For the three and nine months ended September 30, 2016, included in “other income and expenses” in the above table was $4.0 million and $12.3 million, respectively (2015: $4.7 million and $15.1 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and nine months ended September 30, 2016, $2.4 million and $2.4 million, respectively, of performance allocation compensation was recorded for the periods (2015: none due to the negative investment returns for the three and nine month periods).

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

GRIL is incorporated in Ireland and is subject to the Irish corporation tax. GRIL is expected to be taxed at a rate of 12.5% on its taxable trading income, and 25% on its non-trading income, if any.

Verdant is incorporated in Delaware and is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s taxable income is expected to be taxed at a rate of 35%.

As of September 30, 2016, a deferred tax asset of $1.5 million (December 31, 2015: $1.8 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Nine months ended September 30			Nine months ended September 30
		2016			2015
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	76.4%	62.9%	75.3%	87.4%	5.4%	82.3%
Acquisition cost ratio	27.0	21.9	26.6	27.9	41.3	28.7
Composite ratio	103.4%	84.8%	101.9%	115.3%	46.7%	111.0%
Underwriting expense ratio			3.4			4.5
Combined ratio			105.3%			115.5%

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

Prior to January 1, 2016, the combined ratio included all general and administrative expenses. However, in order to more accurately reflect the underwriting results in the combined ratio, effective from January 1, 2016, we have included only underwriting related expenses in the combined ratio calculation. Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. The underwriting expense ratios and combined ratios for the prior period have been reclassified in the above table for comparability purposes. The revised calculation resulted in the combined ratios decreasing by 1.6% and 1.9% for the nine months ended September 30, 2016 and 2015, respectively, compared to the previous calculation method.

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of September 30, 2016, were $1,127.3 million, compared to $1,077.4 million as of December 31, 2015, an increase of $49.9 million, or 4.6%, primarily due to increases in our physical gold holdings, partially driven by price appreciation and partially by additional gold purchases. The increase in long investments was also due to U.S. sovereign debt purchased during the period as well as due to an increase in derivative assets. The increases were partially offset by a decrease in equity based long investments. As of September 30, 2016, our exposure to long investments increased to 97.3%, compared to 89.5% as of December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts payable as of September 30, 2016 decreased by $25.7 million, or 90.9%, compared to December 31, 2015, primarily due to the disposal of commodity swaps relating to crude oil futures and a decrease in total return equity swaps that appreciated in value and were classified as financial contracts receivable as of September 30, 2016.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. As of September 30, 2016, we had borrowed $116.9 million (December 31, 2015: $95.0 million) from our prime brokers for investing activities and to provide collateral for short positions. In accordance with Greenlight Re’s investment guidelines, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time, and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Additionally, as of September 30, 2016, we had borrowed $281.8 million (December 31, 2015: $301.4 million) under term margin agreements from prime brokers to provide collateral for trust accounts and for some of our letters of credit outstanding, whereby we pledge certain investment securities to borrow cash from prime brokers. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed consolidated balance sheets. The decrease in the borrowed amount was due to the cancellation of certain letters of credit during the nine months ended September 30, 2016, for which trust accounts had been already established at the end of 2015.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2016, 88.2% (December 31, 2015: 90.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 10.7% (December 31, 2015: 8.0%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.4% (December 31, 2015: 0.5%) was comprised of securities valued based on non-observable inputs (Level 3). As of September 30, 2016, 0.7% (December 31, 2015: 0.6%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the nine months ended September 30, 2016).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2016, $167.5 million (December 31, 2015: $129.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $165.1 million (December 31, 2015: $128.0 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $2.4 million (December 31, 2015: $1.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted Cash and Cash Equivalents; Securities Sold, Not Yet Purchased

As of September 30, 2016, our securities sold, not yet purchased were $802.9 million compared to $882.9 million at December 31, 2015. Our short exposure was 71.9% as of September 30, 2016, compared to 74.0% at December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of September 30, 2016, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of September 30, 2016, restricted cash included $802.9 million relating to collateral for securities sold, not yet purchased, compared to $882.9 million as of December 31, 2015.

Overall, our restricted cash decreased by $137.9 million, or 11.1%, from $1,236.6 million to $1,098.7 million, partially due to the decrease in short securities which decreased by $80.0 million. To a lesser extent, the decrease in restricted cash was caused by a reduction in letters of credit collateral outstanding and as a reduction in swap counterparty collateral, which decreased by $38.5 million and $38.2 million, respectively, during the nine months ended September 30, 2016.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At September 30, 2016, reinsurance balances receivable were $227.4 million compared to $187.9 million as of December 31, 2015, an increase of $39.5 million, or 21.0%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. The reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at September 30, 2016.

At September 30, 2016, deferred acquisition costs (net of retrocession) decreased by $4.0 million, or 6.7%, compared to December 31, 2015. The decrease was related to the decrease in unearned premium reserves during the same period due to some of the contracts terminated on a cut-off basis with unearned premiums returned to the ceding insurer. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of September 30, 2016, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Notes Receivable

As of September 30, 2016, notes receivable increased by $9.0 million to $34.1 million from $25.1 million as of December 31, 2015. The increase was primarily related to additional funds advanced under an existing note receivable agreement. For further details on notes receivable, refer to Note 2 “Significant Accounting Policies” in the condensed consolidated financial statements.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable; Reinsurance Balances Payable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	September 30, 2016			December 31, 2015
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$76,663	$166,875	$243,538	$103,347	$165,740	$269,087
Severity	15,635	23,768	39,403	8,188	28,722	36,910
Total	$92,298	$190,643	$282,941	$111,535	$194,462	$305,997

During the nine months ended September 30, 2016, the frequency loss reserves decreased by $25.5 million, or 9.5%, to $243.5 million from $269.1 million as of December 31, 2015. The decrease was mainly in case reserves which decreased by $26.7 million, partially related to the novation of the legacy construction defect liabilities and partially offset by reserves on premiums earned during the period on active frequency contracts.

The severity loss reserves increased by $2.5 million, or 6.8%. The severity IBNR decreased by $5.0 million primarily due to the final settlement of sub-prime crisis losses paid on an excess of loss contract. The severity case reserves increased by $7.4 million primarily due to the 2016 Canadian wildfires and to a lesser extent due to movement of reserves from IBNR to case reserves based on reporting received from the cedent. The increase was partially offset by the final payment on a catastrophe contract relating to the 2010 Christchurch earthquake.

For most of our contracts written as of September 30, 2016, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of October 1, 2016, our maximum aggregate loss exposure to any series of natural peril events was $216.5 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of October 1, 2016:

	October 1, 2016
Zone	Maximum Single Event Loss	Maximum Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$154,273	$216,450
Europe	98,466	123,274
Japan	98,466	123,274
Rest of the world	98,466	123,274
Maximum Aggregate	154,273	216,450

Since our maximum loss exposures are theoretical maximums based on contract limits, these limits may be significantly higher than modeled loss estimates which are commonly used in the insurance industry. Therefore, we also estimate catastrophe losses in terms of the probable maximum loss (“PML”). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of October 1, 2016, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $89.3 million and $115.1 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of October 1, 2016:

	October 1, 2016
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$89,261	$112,277
Europe	35,469	49,700
Japan	22,791	31,342
Rest of the world	21,519	34,590
Maximum	89,261	115,055
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $10.2 million to $838.6 million as of September 30, 2016, compared to $848.8 million as of December 31, 2015. Retained earnings decreased primarily due to a net loss of $4.3 million reported for the nine months ended September 30, 2016. The non-controlling interest decreased by $9.0 million primarily due to a withdrawal of $10.0 million by DME from its share in the joint venture during the nine months ended September 30, 2016. The increase in additional paid-in capital for the nine months ended September 30, 2016 of $3.1 million was primarily related to share-based compensation for the nine months ended September 30, 2016.

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

As of September 30, 2016, Greenlight Re and GRIL were each rated “A (Excellent)” by A.M. Best. On November 3, 2016, A.M. Best revised the ratings to “A- (Excellent)” with stable outlook. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2016, approximately 95% (December 31, 2015: 96%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2016 and 2015, the net cash used in operating activities was $72.5 million and $44.5 million, respectively. During the nine months ended September 30, 2016, $67.0 million was paid by us to a third party relating to the construction defect loss portfolio transfer. In addition, included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $10.7 million and $29.0 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding the investment related expenses from the net cash used in operating activities results in net cash primarily used by our underwriting activities, which was $61.9 million for the nine months ended September 30, 2016, and $15.5 million for the nine months ended September 30, 2015. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available. For the nine months ended September 30, 2016, other than the loss portfolio transfer, we generated cash from our underwriting activities of $5.1 million compared to cash used for underwriting activities of $15.5 million during the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, our investing activities used cash of $0.5 million (2015: provided cash of $149.5 million), driven primarily by the net purchase of investments and lower additional margin borrowing from prime brokers compared to the same period in 2015. Cash used for or provided by investing activities is net of any withdrawals from the joint venture by DME ($10.0 million for nine months ended September 30, 2016 and nil for 2015). There were no financing activities during the nine months ended September 30, 2016.

As of September 30, 2016, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of September 30, 2016, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2016, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of September 30, 2016, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2016, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (December 31, 2015: $720.0 million) with various financial institutions. The decrease was a result of a notice of cancellation we issued during 2016 to terminate one letter of credit facility that had a capacity of $120.0 million. See Note 8 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of September 30, 2016, the aggregate amount of collateral provided to cedents under such arrangements was $334.1 million (December 31, 2015: $324.2 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $365.1 million as of September 30, 2016 (December 31, 2015: $402.9 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2016.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2016.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2017 unless renewed by the Board of Directors. As of September 30, 2016, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2016, no Class A ordinary shares were repurchased by the Company.

On April 28, 2010, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 2.0 million to 3.5 million. As of September 30, 2016, there were 475,963 Class A ordinary shares available for future issuance.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2016 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$560	$538	$153	$—	$1,251
Specialist service agreement		—	—	—	—
Private equity and limited partnerships (2)	9,136	—	—	—	9,136
Loss and loss adjustment expense reserves (3)	138,933	74,570	32,980	36,458	282,941
	$148,629	$75,108	$33,133	$36,458	$293,328
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of September 30, 2016, we had made total commitments of $25.3 million in private investments of which we had invested $16.1 million, and our remaining commitments to these investments total $9.1 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 30, 2016, $802.9 million of securities sold, not yet purchased, were secured by $802.9 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

The Company and its reinsurance subsidiaries have entered into a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). The term of each of the venture agreement and the advisory agreement is January 1, 2014 through December 31, 2016, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement. On September 30, 2016, the venture agreement and the advisory agreement were renewed for a further three year term from January 1, 2017 through December 31, 2019.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the nine months ended September 30, 2016, performance allocation of $2.4 million and management fees of $12.3 million were included in net investment income.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the nine months ended September 30, 2016 and 2015, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of September 30, 2016, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of September 30, 2016, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $23.4 million, or 2.2%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of September 30, 2016, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of September 30, 2016, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas prices.

The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of September 30, 2016. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$13,243	1.2%	$(13,243)	(1.2)%
Natural Gas	4,763	0.4	(4,763)	(0.4)
Total	$18,006	1.6%	$(18,006)	(1.6)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of September 30, 2016, we had a net unhedged foreign currency exposure on GBP denominated loss reserves of £0.9 million. As of September 30, 2016, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.1 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.1 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2016, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Argentine Peso	$(1,663)	(0.2)%	$1,663	0.2%
British Pound	(943)	(0.1)	943	0.1
Chinese Yuan	4,868	0.5	(2,021)	(0.2)
Danish Kroner	(498)	—	498	—
Swedish Krone	285	—	(285)	—
Other	(47)	—	18	—
Total	$2,002	0.2%	$816	0.1%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$5,817	0.6%	$(7,934)	(0.8)%
Net exposure to interest rate risk	$5,817	0.6%	$(7,934)	(0.8)%

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

In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. We closely and regularly monitor our concentration of credit risk with each prime broker and, if necessary, transfer cash or securities between prime brokers to diversify and mitigate our credit risk. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments and majority of cash balances are held by prime brokers on our behalf, we have no other significant concentrations of credit risk.

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of September 30, 2016, there have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. On April 27, 2016, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2017 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of September 30, 2016, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. No Class A ordinary shares were repurchased by the Company during the three months ended September 30, 2016.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Third Amended and Restated Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company, Greenlight Capital Re, Ltd. (for limited purposes), DME Advisors, LLC and DME Advisors, LP (for limited purposes), dated as of September 30, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2016).

10.2
Amended and Restated Investment Advisory Agreement among DME Advisors, LP, The Venture Among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company, and DME Advisors, LLC, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company and DME Advisors, LLC., dated as of September 30, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 6, 2016).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
November 7, 2016

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
November 7, 2016