Form 10-K
period 2016-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2017-02-22
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2016 was $592,307,211 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	31,111,432
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of February 17, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2017 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 26, 2017 are incorporated by reference in Part III of this annual report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	Our results will likely fluctuate from period to period and may not be indicative of our long-term prospects;

●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;

●	Our investment portfolio may be concentrated in a few large positions which could result in large losses;

●	The property and casualty reinsurance market may be affected by cyclical trends;

●	The effect of emerging claim and coverage issues on our business is uncertain;

●	Rating agencies may downgrade or withdraw either of our ratings;

●	We depend on DME Advisors, LP (“DME Advisors”), to implement our investment strategy;

●	Loss of key executives could adversely impact our ability to implement our business strategy; and

●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

Link to Table of Contents

Item 1. BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this annual report on Form 10-K to “the Company,” “we,” “us,” “our” and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

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

We are a Cayman Islands headquartered global property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. We conduct our reinsurance operations through two licensed and regulated reinsurance entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on the European market and primarily serves clients located in Europe. Our goal is to build long-term shareholder value by selectively offering customized reinsurance solutions, in markets where capacity and alternatives are limited, which we believe will yield favorable long-term returns on equity.

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional, fixed-income investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which we take long positions in perceived undervalued securities and short positions in perceived overvalued securities. In addition, from time to time, we make long-term strategic investments in insurance companies and general agents to complement our strategy and strengthen our client relationships. To facilitate such strategic investments, we formed Verdant, which, among other activities, has made and may make strategic investments in a select group of property and casualty insurers and general agents in the United States.

Because we employ an opportunistic underwriting philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Description of Business

Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) to write property and casualty reinsurance business as well as long term business (e.g., life insurance, long term disability, long term care, etc.); however, to date we have not written any long term business. GRIL is licensed and regulated by the Central Bank of Ireland (“CBI”) to write property and casualty reinsurance business. Currently, we manage our business on the basis of one operating segment: property and casualty reinsurance. We currently offer excess of loss and quota share products in the property and casualty market. Our underwriting operations are designed to capitalize on inefficiencies that we perceive exist in the traditional approach to underwriting. We believe that we conduct our business differently from traditional reinsurers in multiple ways, including:

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

●
we maintain a small group of experienced generalist underwriters that work in teams and that are capable of underwriting many lines of property and casualty business rather than a large staff of underwriters, each with an individual, specific focus on certain lines of business;

●
we implement a “cradle to grave” service philosophy where the same deal team underwrites and services each reinsurance contract rather than separating underwriting and servicing duties among many employees; and

●
we compensate our management with a cash bonus structure largely dependent on our underwriting results over a multi-year period rather than on premium volume or preliminary underwriting results in any given financial accounting period.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our traditional competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with DME Advisors LLC (“DME”). Our investment advisor, DME Advisors, is compensated with a fixed annual fee based on assets under management and DME is compensated on the positive performance of our portfolio, subject to a loss carry forward. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors and DME are both controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2019, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

Link to Table of Contents

While we intend to continue to add to, and diversify, our portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited number of lines in any given period. We intend to continue to:

●	target markets where we believe capacity and alternatives are underserved or constrained;

●	seek clients with expertise in their respective lines of business;

●	employ strict underwriting discipline;

●	select reinsurance opportunities with anticipated favorable returns on capital over the life of the contract; and

●	strengthen and expand relationships with existing clients; including by making strategic investments from time to time.

The following table sets forth our gross premiums written by line of business*:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Property
Commercial	$16,180	3.0%	$15,633	3.1%	$11,826	3.6%
Motor	39,551	7.4	34,529	6.9	24,008	7.4
Personal	47,893	8.9	57,495	11.5	63,997	19.8
Total Property	103,624	19.3	107,657	21.5	99,831	30.8
Casualty
General Liability	34,450	6.4	27,620	5.5	11,234	3.5
Motor	227,030	42.4	203,624	40.6	127,858	39.4
Professional	37,847	7.1	65,607	13.1	26,129	8.1
Workers' Compensation	25,456	4.7	12,646	2.5	730	0.2
Total Casualty	324,783	60.6	309,497	61.7	165,951	51.2
Specialty
Accident & Health	52,114	9.7	56,784	11.3	43,837	13.5
Financial	34,658	6.5	6,699	1.3	5,067	1.6
Marine	9,127	1.7	9,283	1.8	5,120	1.6
Other	11,766	2.2	12,204	2.4	4,217	1.3
Total Specialty	107,665	20.1	84,970	16.8	58,241	18.0
	$536,072	100.0%	$502,124	100.0%	$324,023	100.0%

* During the year ended December 31, 2016, the Company revised its classification of its lines of business. As a result, the gross written premiums in the above table relating to certain lines of business previously reported for the years ended December 31, 2015 and 2014, have been reclassified to conform to the current period presentation.

Link to Table of Contents

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
U.S. and Caribbean	$432,144	80.6%	$383,236	76.3%	$275,402	85.0%
Worldwide (1)	97,810	18.2	104,336	20.8	31,106	9.6
Europe	6,250	1.2	14,085	2.8	17,432	5.4
Asia (2)	(132)	—	467	0.1	83	—
	$536,072	100.0%	$502,124	100.0%	$324,023	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Additional information about our business is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our consolidated financial statements included herein.

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

Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

●	customized solutions that address the specific business needs of our clients;
●	rapid and substantive responses to proposal and pricing quote requests;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Largest broker	$274,816	51.3%	$278,003	55.4%	$161,405	49.8%
2nd largest broker	104,684	19.5	110,246	22.0	61,809	19.1
3rd largest broker	—	—	—	—	40,773	12.6
	$379,500	70.8%	$388,249	77.4%	$263,987	81.5%

Link to Table of Contents

We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are received, reviewed and approved in our offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.” In addition, we may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We may be subject to the credit risk of our brokers, cedents and agents.”

Underwriting and Risk Management

We have established a strong underwriting platform that is organized into several underwriting teams comprised of both generalist underwriters and actuaries. We believe that experienced deal teams, coupled with our approach to underwriting, allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

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

Team Approach

Each transaction typically is assigned to a deal team comprised of at least one underwriter and an actuary to evaluate underwriting, structuring and pricing. Prior to committing capital to any transaction, the deal team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff, including underwriting, actuarial, risk management and finance. This group is provided an opportunity to critically evaluate the proposed transaction. Additionally, our Chief Executive Officer or Chief Underwriting Officer must agree that the transaction meets our underwriting guidelines before we submit a firm proposal. Our Chief Executive Officer and Chief Underwriting Officer maintain the exclusive ultimate authority to bind contracts.

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

We believe that through profit commissions, self-insured retentions, co-participation, reinstatement premiums and other terms within the contract, our clients are provided with an incentive to manage our interests. We believe that aligning our interests with our clients’ interests promotes accurate reporting of information, timely settling and management of claims and limits the potential for disputes.

Detailed Contract Diligence

We are highly selective in the contracts we choose to underwrite and spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. Where necessary, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems and operations. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

●	the client’s and industry’s historical loss data;
●	the expected duration for claims to fully develop;
●	the client’s pricing and underwriting strategies;
●	the geographic areas in which the client is doing business and its market share;
●	the reputation and financial strength of the client;
●	the reputation and expertise of the broker;
●	the likelihood of establishing a long-term relationship with the client and the broker; and
●	reports provided by independent industry specialists.

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

Retrocessional Coverage

We may, from time to time, purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and, therefore, can be used as a tool to align our interests with those of our counterparties.

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

We intend to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating

Link to Table of Contents

service. For non-rated reinsurers, we monitor and obtain collateral in the form of cash, funds withheld, letters of credit, regulatory trusts or other collateral in the form of guarantees. As of December 31, 2016, the aggregate amount due from reinsurers from retrocessional coverages represents 0.9% (2015: 1.1%) of our gross outstanding loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2016 and 2015, no provision for uncollectible losses recoverable was considered necessary.

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

Claims Management

Our claims management process begins upon receipt of claims submissions from our clients, which the underwriter reviews for authorization prior to entry and settlement. Additionally, our in-house claims manager and general counsel are responsible for overseeing the review of claims and providing approval for complex or large claim settlements. We believe this ensures that we pay claims consistently within the terms and conditions of each contract. Depending on the size of the claim payment, additional approvals for payment must be obtained from our executive officers.

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

Link to Table of Contents

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2016, we had letter of credit facilities with an aggregate capacity of $600.0 million (2015: $720.0 million). As of December 31, 2016, we had issued letters of credit totaling $255.4 million (2015: $245.6 million) to clients. Additionally, as of December 31, 2016, we had pledged $86.4 million (2015: $78.6 million) as collateral through trust arrangements. The failure to maintain, replace or increase our letter of credit facilities and trust arrangements on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient collateral arrangements or to increase our collateral capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors include Chubb, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd. and Transatlantic Reinsurance Company, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

Ratings

Currently, our reinsurance subsidiaries, Greenlight Re and GRIL are both rated “A- (Excellent)” by A.M. Best. On November 3, 2016, A.M. Best revised Greenlight Re’s rating of “A (Excellent)” to “A- (Excellent”) with a stable outlook. The “A- (Excellent)” rating from A.M. Best is the fourth highest of 13 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business —A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.”

Regulations

Cayman Islands Insurance Regulation

The legislative framework for the carrying on of insurance and reinsurance business in and from within the Cayman Islands is comprised of The Insurance Law, 2010 and underlying regulations thereto (the “Law”) which was brought into force in the Cayman Islands effective as of November 1, 2012.

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
2. an actuarial valuation of Greenlight Re’s assets and liabilities, certified by an actuary approved by CIMA;
3. certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;
4. confirmation that the information contained in Greenlight Re’s license application, as modified by any subsequent changes, remains correct;
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

Link to Table of Contents

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the CBI. The Solvency II Directive 2009/138/EC (known as “Solvency II”) introduced a new European regulatory regime for insurers and reinsurers and has been transposed into Irish law by the European Union (Insurance and Reinsurance) Regulations 2015 (the “Irish Regulations”) which became effective on January 1, 2016. Solvency II is supplemented by European Commission Delegated Regulations (EU) 2015/35, other European Commission “delegated acts” and binding technical standard, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2015, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2015 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by CBI (collectively the “Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics required for any capital contribution to qualify as regulatory capital.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. Effective January 1, 2017, we entered into a third amended and restated agreement (the “venture agreement”), wherein the Company, Greenlight Re, GRIL, and DME have agreed to create a joint venture for the purposes of managing certain jointly held assets. The venture agreement, which replaces the previous agreement dated January 1, 2014, expires on December 31, 2019 and will renew automatically for successive three-year periods, unless at least 90 days prior to the end of the then current term, DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement. Simultaneously with the venture agreement, we entered into an amended and restated investment advisory agreement (the “advisory agreement”) with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture. The advisory agreement term period mirrors that of the venture agreement.

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

The loss carry forward provision allows DME to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a participant’s capital account (other than DME) incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME is not entitled to a performance allocation in a year in which such participant’s capital account incurs a loss.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but the advisory agreement does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account, or other accounts that DME Advisors or its affiliates may manage. In addition, DME

Link to Table of Contents

Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity will be allocated pro-rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners (collectively the “Greenlight Funds”).

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

Greenlight Re or GRIL may also withdraw as a participant under the venture agreement prior to the expiration of its term at any time only ‘‘for cause,’’ which the venture agreement defines as:

●	a material violation of applicable law relating to DME’s or DME Advisors’ advisory business;

●	DME’s or DME Advisors’ gross negligence, willful misconduct or reckless disregard of any of DME’s obligations under the venture agreement or DME Advisors’ obligations under the advisory agreement;

●	a material breach by DME or DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or

●	a material breach by DME or DME Advisors of its obligations to return and deliver assets as we may request.

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying publicly listed equity securities and corporate debt, selling securities short and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives and other instruments. As of December 31, 2016, DME Advisors was in compliance with our investment guidelines.

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

As of the date hereof, the investment guidelines for Greenlight Re currently state:

●
Composition of Investments: At least 80% of the assets in the investment portfolio will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries), governments of the Organization of Economic Co-operation and Development, (the “OECD”) and high income countries, cash, cash equivalents and gold. No more than 10% of the assets in the investment portfolio will be held in private equity securities.

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

Currency hedging activities are excluded from leverage calculations. Where the investment advisor enters into a secondary investment with the primary purpose of reducing the risk of another existing investment then the investment advisor may exclude the secondary investment from the calculation of leverage provided that the investment advisor receives approval from the Company’s Chief Financial Officer. Such authority is limited such that no more than 10% of indebtedness may be excluded from leverage calculations for such secondary investments.

The investment guidelines for GRIL are identical to Greenlight Re’s except for concentration of investments and leverage, which for GRIL are as follows:

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

●	Credit default swaps: The sale of credit default swaps is prohibited.

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

Link to Table of Contents

Investment Results

Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements:

	December 31
	2016		2015
	($ in thousands)
Debt instruments	$22,473	2.0%	$39,087	3.3%
Equities – listed	828,486	74.0	890,653	76.2
Exchange traded funds	15,515	1.4	15,341	1.3
Commodities	137,296	12.3	98,046	8.4
Private and unlisted equity securities	18,767	1.7	21,037	1.8
	1,022,537	91.4	1,064,164	91.0
Funds and cash held with brokers and swap counterparties	22,541	2.0	120,276	10.3
Financial contracts, net	74,144	6.6	(15,030)	(1.3)
Total long investments	$1,119,222	100.0%	$1,169,410	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2016		2015
	($ in thousands)
Equities – listed	$770,267	89.6%	$796,054	90.2%
Exchange traded funds	—	—	12,427	1.4
Sovereign debt – Non U.S.	89,635	10.4	74,425	8.4
Total short investments	$859,902	100.0%	$882,906	100.0%

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

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors:

	December 31
	2016		2015
	Long %	Short %	Long %	Short %
Debt instruments	1.9%	—%	1.9%	—%
Equities & related derivatives	96.3	(72.9)	86.0	(74.0)
Private and unlisted equity securities	1.3	—	1.6	—
Total	99.5%	(72.9)%	89.5%	(74.0)%

As of December 31, 2016, our exposure to gold on a delta adjusted basis was 11.9% (2015: 10.7%).

Link to Table of Contents

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2016:

Sector	Long %	Short %	Net %
Basic Materials	8.7%	(3.5)%	5.2%
Consumer Cyclical	33.1	(12.7)	20.4
Consumer Non-Cyclical	2.2	(0.6)	1.6
Energy	7.6	(13.7)	(6.1)
Financial	11.9	(9.4)	2.5
Healthcare	10.6	(7.6)	3.0
Industrial	9.2	(15.6)	(6.4)
Technology	10.0	(9.7)	0.3
Utilities	6.2	(0.1)	6.1
Total	99.5%	(72.9)%	26.6%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2016:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	42.0%	(28.2)%	13.8%
Large Cap Equity (≥$5 billion and <$25 billion)	33.7	(32.9)	0.8
Mid Cap Equity (≥$1 billion and <$5 billion)	15.0	(11.8)	3.2
Small Cap Equity (<$1 billion)	5.6	—	5.6
Debt Instruments	1.9	—	1.9
Other Investments	1.3	—	1.3
Total	99.5%	(72.9)%	26.6%

Investment Returns

A summary of our consolidated net investment income is as follows:

	Year ended December 31
	2016	2015	2014
	($ in thousands)
Realized gains (losses)	$(113,836)	$22,227	$352,133
Change in unrealized gains and losses	209,993	(265,401)	(187,753)
Investment related foreign exchange gains (losses)	2,988	(3,725)	14,797
Interest and dividend income, net of withholding taxes	23,915	15,313	31,423
Interest, dividend and other expenses	(22,334)	(31,092)	(38,892)
Investment advisor compensation	(24,543)	(19,246)	(49,133)
Net investment income (loss)	$76,183	$(281,924)	$122,575

Link to Table of Contents

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for the last five years are as follows: (1)

Quarter	2016	2015	2014	2013	2012
1st	2.5%	(1.8)%	(0.7)%	5.8%	6.5%
2nd	(3.4)	(1.5)	8.1	2.0	(3.3)
3rd	3.1	(14.2)	(3.7)	4.0	8.8
4th	5.0	(4.0)	5.3	6.6	(4.4)
Full Year	7.2%	(20.2)%	8.7%	19.6%	7.1%

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

Employees

As of December 31, 2016, we had 35 full-time employees, 29 who were based in Grand Cayman, Cayman Islands and 6 who were based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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

Additionally, although the members of our underwriting deal teams have experience across many property and casualty lines, they may not have the requisite or specialized experience or expertise to compete for all transactions that fall within our

Link to Table of Contents

strategy of offering customized frequency and severity contracts at times and in markets where capacity and alternatives may be limited.

Our competitors include Chubb, Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company and Transatlantic Reinsurance Company. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with other reinsurers, such as Third Point Reinsurance Ltd., that may have similar investment strategies and often seek similar underwriting opportunities.

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

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See “Item 1A. Risk Factors - Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. On November 3, 2016, A.M. Best revised Greenlight Re’s rating of “A (Excellent)” with a negative outlook, to “A- (Excellent”) with a stable outlook. A- (Excellent) is the fourth highest of 13 ratings that A.M. Best issues. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

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

Some of our reinsurance contracts provide the client with the right to terminate the agreement if our A.M. Best ratings are downgraded below certain rating thresholds. We expect that similar provisions will also be included in some contracts in the future. See - “A downgrade in our ratings below specified levels or a significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral.”

Link to Table of Contents

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

On the majority of premiums we underwrite, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Loss and Loss Adjustment Expense Reserves.“

The effect of emerging claim and coverage issues on our business is uncertain.

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

Link to Table of Contents

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

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer, or Chief Underwriting Officer. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

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

Link to Table of Contents

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

Link to Table of Contents

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

Since we began underwriting operations in April 2006, substantially all of our business has been placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2016, we had two brokers (2015: two brokers) who each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 70.8% (2015: 77.4%) of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, could significantly and negatively affect our business and results of operations.

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

Link to Table of Contents

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

Our reinsurance balances receivable at December 31, 2016 totaled $219.1 million, which included premiums and ceding commissions receivable, a majority of which are not collateralized. We cannot assure you that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

Link to Table of Contents

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

Link to Table of Contents

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

Similarly, if CIMA suspended or revoked our license, we could lose our exemption under the Investment Company Act of 1940, as amended (the “Investment Company Act”) (See “— We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”)

Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$276.0 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the “Capital Requirements”). As of December 31, 2016, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities. Solvency II has introduced risk-based solvency requirements which GRIL is required to comply with as of January 1, 2016, including calculating and maintaining a minimum capital requirement and solvency capital requirement. As of December 31, 2016, GRIL’s minimum capital requirement and solvency capital requirement was approximately $10 million and $40 million, respectively. As of December 31, 2016, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

Link to Table of Contents

We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.

In the United States, the Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage DME Advisors as our investment advisor, unless we obtained board and shareholder approvals under the Investment Company Act. If DME Advisors were not our investment advisor, we would seek to identify and retain another investment advisor with a value-oriented investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.

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

More specifically with respect to our Irish subsidiary, European legislation known as “Solvency II”, was introduced with effect from January 1, 2016 and governs the prudential regulation of insurers and reinsurers, and requires insurers and reinsurers in Europe to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area. A number of European Commission delegated acts and technical standards have been adopted, which set out more detailed requirements based on the overarching provisions of the Solvency II Directive. However, further delegated acts, technical standards and guidance are likely to be published on an ongoing basis.

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

Link to Table of Contents

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

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments. Our advisory agreement with DME Advisors terminates on December 31, 2019, unless extended, and we have limited ability to terminate the advisory agreement earlier. We cannot assure you that DME Advisors will be successful in meeting our investment objectives or that the advisory agreement with DME Advisors will be renewed. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

We depend upon DME Advisors to implement our investment strategy.

We depend upon DME Advisors to implement our investment strategy. Accordingly, the diminution or loss of the services of DME Advisors could significantly affect our business. DME Advisors, in turn, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation and integrity or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. In addition, the loss of DME Advisors’ key personnel, or DME Advisors’ inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fully implementing our investment strategy on our behalf, and consequently, could significantly and negatively affect our business.

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement expires on the date on which the venture agreement expires or terminates for any reason. The venture agreement requires that we utilize the advisory services of DME Advisors or its affiliates exclusively until December 31, 2019, subject to limited termination provisions. See “— The venture agreement has limited termination provisions.”

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

Link to Table of Contents

economic conditions. Unexpected market volatility and illiquidity associated with our investments could significantly and negatively affect our investment portfolio results.

Potential conflicts of interest with DME Advisors may exist that could adversely affect us.

In addition to managing the investment portfolio, DME Advisors, the principals and their affiliates may engage in investment and trading activities for their own accounts and/or for the accounts of third parties. None of DME Advisors or its principals, including David Einhorn, Chairman of our Board of Directors and the President of Greenlight Capital, Inc., are obligated to devote any specific amount of time to the affairs of our Company. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by DME Advisors’ affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to our advisory agreement with DME Advisors, DME Advisors has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreement does not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account or other accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford us any exclusivity or priority. DME Advisors’ interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors’ detriment, which in turn may potentially adversely affect our investment opportunities and returns.

Although Mr. Einhorn, Chairman of our Board of Directors, recused himself from the vote by the Board of Directors of Greenlight Re approving and adopting Greenlight Re’s investment guidelines, he is not, under Cayman Islands law, legally restricted from participating in making decisions with respect to Greenlight Re’s investment guidelines. Accordingly, his involvement as a member of the Boards of Directors of Greenlight Capital Re, Ltd. and Greenlight Re may lead to a conflict of interest.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL’s investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL’s investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2016, we were invested in approximately 88 equity and debt securities and the largest five long and short positions comprised an aggregate of 46% and 21%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

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

Link to Table of Contents

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

DME Advisors may enter into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. We may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, DME Advisors might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

DME Advisors may transact in derivative instruments, which may increase the risk of our investment portfolio.

Derivative instruments, or derivatives, include futures, options, swaps, structured securities and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may result in a substantial loss, and may potentially expose us to a loss exceeding the original amount invested. Derivatives may also expose us to liquidity risk as there may not be a liquid market within which to close or dispose of outstanding derivative contracts. The counterparty risk lies with each party with whom we contract for the purpose of making derivative investments. In the event of the counterparty’s default, we will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts we are contractually entitled to receive.

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

●
a performance allocation to DME based on the positive performance change in such participant’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

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

DME Advisors may from time to time place its or its affiliates’ representatives on creditors’ committees and/or boards of certain companies in which we have invested. While such representation may enable DME Advisors to enhance the sale value of our investments, it may also prevent us from freely disposing of our investments and may subject us to indemnification liability. The advisory agreement provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

As of December 31, 2016, representatives of DME Advisors (including Mr. Einhorn) sat on the board of Green Brick Partners Inc., whose securities are publicly traded and were included in our portfolio as of December 31, 2016.

Link to Table of Contents

The ability to use “soft dollars” may provide DME Advisors with an incentive to select certain brokers that may take into account benefits to be received by DME Advisors.

DME Advisors is entitled to use so-called “soft dollars” generated by commissions paid in connection with transactions for our investment portfolio to pay for certain of DME Advisors’ operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. “Soft dollars” are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. DME Advisors’ right to use soft dollars may give DME Advisors an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict. However, DME Advisors only uses soft dollars to pay for expenses that would otherwise be borne by us and certain other co-managed funds.

The venture agreement has limited termination provisions.

The venture agreement has limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because the venture agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreement is in effect. The current venture agreement term ends on December 31, 2019 and will automatically renew for successive three-year terms unless at least 90 days prior to the end of the then current term, DME notifies us of its desire to terminate the venture agreement, or Greenlight Re or GRIL notifies DME of their desire to withdraw from the venture agreement. Greenlight Re or GRIL may also withdraw as participants under the venture agreement prior to the expiration of the venture agreement’s term at any time only “for cause”, which is defined as:

●	a material violation of applicable law relating to DME’s or DME Advisors’ advisory business;
●	DME’s or DME Advisors’ gross negligence, willful misconduct or reckless disregard of DME’s obligations under the venture agreement or DME Advisors’ obligations under the advisory agreement;
●	a material breach by DME or DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or
●	a material breach by DME or DME Advisors of its obligations to return and deliver assets as we may request.

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

Our investment guidelines provide DME Advisors with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of DME Advisors to execute trade orders at desired prices and may impact our ability to fulfill our payment obligations. To the extent that DME Advisors invests in securities or instruments for which market quotations are not readily available, under the terms of the advisory agreement the valuation of such securities and instruments for purposes of compensation to DME Advisors will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the advisory agreement gives DME Advisors the power to determine the value of securities with no readily discernible market value, and because the calculation of DME Advisors’ fee is based on the value of the investment account, a conflict may exist or arise.

In addition, for all securities traded on public exchanges, each exchange typically has the right to suspend or limit trading in all securities it lists. Such a suspension could render it impossible to liquidate positions and thereby expose us to losses.

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

Link to Table of Contents

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

Our Articles contain certain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for “cause” as defined in the Articles, upon the affirmative vote of not less than 50% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented. Further, under our Articles, a director may only be removed without cause upon the affirmative vote of not less than 80% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented.

Link to Table of Contents

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as “schemes of arrangement”. The Companies Law (as amended) of the Cayman Islands (the “Companies Law”) provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company.  Prior to the adoption of certain amendments to the Companies Law, the “scheme of arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and easier for companies to merge or consolidate than the “schemes of arrangement” statutory provision, these provisions do not replace the “schemes of arrangement” provision which continues to apply. The procedural and legal requirements necessary to consummate these transactions under the merger provisions of the Companies Law or the “schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

Under Cayman Islands law and practice, a “scheme of arrangement” must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity’s shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement. A merger requires approval by special resolution of the shareholders of each company (which normally requires, as a minimum, a two thirds majority of shareholders voting together as one class) and such other authorization, if any, as may be specified in such constituent company’s articles of association.

Although a merger under the Companies Law does not require court approval, the convening of these meetings and the terms of an amalgamation under the “schemes of arrangement” provision must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

Link to Table of Contents

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

As of December 31, 2016, David Einhorn owned 16.7% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Greenlight Capital Re and Greenlight Re are incorporated under the laws of the Cayman Islands, and GRIL is incorporated under the laws of Ireland. These entities intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on Greenlight Capital Re’s, Greenlight Re’s and/or GRIL’s net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service (the “IRS”), will not successfully assert that Greenlight Capital Re, Greenlight Re and/or GRIL are engaged in a trade or business within the United States.  If the IRS were to successfully assert that Greenlight Capital Re, Greenlight Re, and/or GRIL have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: Greenlight Capital Re, Greenlight Re and/or GRIL may become subject to current United States federal income taxation on its net income from sources within the United States; Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income tax on a portion of its net investment income, regardless of its source; Greenlight Capital Re, Greenlight Re, and/or GRIL may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

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

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of its assets produce “passive income”, or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. If we are unable to underwrite sufficient amount of risks, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

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

Link to Table of Contents

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro-rata share of the CFC’s “subpart F income” in his gross income in the year earned by the CFC, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares for an uninterrupted period of 30 days or more during any year. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares (including the ownership limitations described below), will generally prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding Class A ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

Link to Table of Contents

In April 2015, the IRS issued proposed regulations that would provide guidance regarding the exclusion of the investment income of a foreign insurance company from the definition of “passive income” for the purposes of the PFIC rules. Furthermore, in June 2015, U.S. Senator Ron Wyden, a member of the U.S. Senate Finance Committee, introduced a bill that provides a “bright line” annual test that a foreign company must satisfy in order to qualify as an insurance company for purposes of the insurance company exception to the PFIC rules.

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

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax neutral jurisdictions and preferential tax regimes in countries around the world. While the Cayman Islands is currently on the list of jurisdictions that have substantially implemented the internationally agreed tax standard, we are not able to predict if additional requirements will be imposed and if so whether changes arising from such additional requirements will subject us to additional taxes.

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

Link to Table of Contents

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007 under the symbol “GLRE”. The following table sets forth, for the periods indicated, the high and low reported sale price per share of our Class A ordinary shares on the Nasdaq Global Select Market.

	2016		2015
	High	Low	High	Low
First Quarter	$22.13	$16.05	$33.23	$30.42
Second Quarter	$22.07	$18.79	$31.91	$29.14
Third Quarter	$21.86	$18.97	$30.05	$22.13
Fourth Quarter	$24.10	$19.25	$25.20	$17.86

Holders

As of January 31, 2017, the number of holders of record of our Class A ordinary shares was approximately 44, not including beneficial owners of shares registered in nominee or street name who represent approximately 97.0% of the Class A ordinary shares issued and outstanding.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may at any time modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2016,

Link to Table of Contents

Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Class A ordinary shares from May 24, 2007 (the date on which our Class A ordinary shares were first listed on the Nasdaq Global Select Market) through December 31, 2016 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on May 24, 2007 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On April 27, 2016, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2017 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of December 31, 2016, 2.0 million Class A ordinary shares remained authorized for repurchase under the share repurchase plan. The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be

Link to Table of Contents

modified, suspended or terminated at any time without prior notice. No Class A ordinary shares were repurchased by the Company during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012, as well as our selected historical consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

These historic results are not necessarily indicative of results for any future period. You should read the following selected financial data in conjunction with our consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	Year ended December 31
	2016	2015	2014	2013	2012
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Income Data
Gross premiums written	$536,072	$502,124	$324,023	$535,702	$427,844
Net premiums earned	513,118	408,387	354,240	547,899	466,714
Net investment income (loss)	76,183	(281,924)	122,575	218,140	78,941
Loss and loss adjustment expenses incurred, net	380,815	317,097	234,986	338,493	366,601
Acquisition costs, net	134,534	116,207	107,665	171,872	142,721
General and administrative expenses	25,808	23,434	24,500	20,958	16,755
Net income (loss)	$44,881	$(326,425)	$109,592	$225,699	$14,598
Earnings (Loss) Per Share Data (1)
Basic	$1.20	$(8.90)	$2.94	$6.13	$0.40
Diluted	1.20	(8.90)	2.89	6.01	0.39
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,267,145	36,670,466	37,242,687	36,838,128	36,702,128
Diluted	37,340,018	36,670,466	37,874,387	37,585,167	37,361,338
Underwriting Income (Loss) and Selected Ratios
Underwriting income (loss) *	$(18,814)	$(41,909)	$(4,908)	$22,311	$(53,315)
Loss ratio (2)	74.2%	77.6%	66.3%	61.8%	78.5%
Acquisition cost ratio (3)	26.2%	28.5%	30.4%	31.4%	30.6%
Underwriting expense ratio (4)	3.2%	4.2%	4.7%	2.8%	2.3%
Combined ratio (5)	103.6%	110.3%	101.4%	96.0%	111.4%
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

Link to Table of Contents

	December 31
	2016	2015	2014	2013	2012
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$1,022,537	$1,064,164	$1,430,978	$1,393,679	$1,177,928
Cash and cash equivalents	39,858	112,162	12,030	3,722	21,890
Restricted cash and cash equivalents	1,202,651	1,236,589	1,296,914	1,334,074	1,206,837
Total assets	2,664,693	2,712,522	2,995,292	3,095,276	2,722,753
Securities sold, not yet purchased, at fair value	859,902	882,906	1,090,731	1,111,690	908,368
Due to prime brokers	319,830	396,453	211,070	314,702	326,488
Loss and loss adjustment expense reserves ^	306,641	305,997	264,243	329,894	356,470
Unearned premium reserves	222,527	211,954	128,736	173,057	188,185
Total liabilities	1,773,006	1,863,749	1,801,251	2,008,972	1,862,343
Total equity	891,687	848,773	1,194,041	1,086,304	860,410
Adjusted book value* (6)	874,242	825,391	1,165,151	1,051,595	821,708
Diluted adjusted book value* (7)	$876,362	$836,944	$1,184,779	$1,067,623	$840,683
Ordinary shares outstanding
Basic	37,366,327	37,027,467	37,384,543	37,046,814	36,702,128
Diluted (8)	37,489,647	37,744,807	38,516,460	38,257,545	38,193,418
Per Share Data
Basic adjusted book value per share* (9)	$23.40	$22.29	$31.17	$28.39	$22.39
Fully diluted adjusted book value per share* (10)	23.38	22.17	30.76	27.91	22.01

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

(2)	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
(4)	The underwriting expense ratio is the ratio of underwriting expenses to net premiums earned.
(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and underwriting expense ratio.
(6)	Adjusted book value equals total equity minus non-controlling interest in joint venture.
(7)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.
(8)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options and restricted stock units issued and outstanding at year end.
(9)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.
(10)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.
*
Adjusted book value, diluted adjusted book value, basic adjusted book value per share, fully diluted adjusted book value per share and underwriting income (loss) are non-GAAP measures. For a reconciliation of the non-GAAP measures to the most comparable GAAP measures, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

^
For detailed discussion of change in loss and loss adjustment expenses, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” and Note 7 to the consolidated financial statements.

Link to Table of Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Ltd. (“GRIL”) and Verdant Holding Company, Ltd. (“Verdant”), unless the context dictates otherwise. References to our “Ordinary Shares” refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the years ended December 31, 2016, 2015 and 2014 and financial condition as of December 31, 2016 and 2015. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

A key part of our underwriting strategy is to identify and partner with companies that have suffered dislocation. Accordingly, given declining or flat investment earnings for fixed income investors resulting from a prolonged low interest rate environment, we believe underwriting opportunities may increase, which we intend to pursue where we believe pricing is economically rational. Conversely, if attractive opportunities are not available on economically rational terms, we anticipate that we will seek to maintain or even reduce premium writings rather than accept mispriced risk in order to conserve our capital for a more opportune environment. We believe that significant price increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.

In the past, our underwriting results have reported adverse development primarily relating to construction defect exposure from certain general liability contracts. Effective September 30, 2016, we novated the contracts containing construction defect losses and have thereby mitigated the risk of future deterioration of loss reserves relating to construction defect exposure.

Link to Table of Contents

We have recently observed stability and favorable trends in our underlying rates for our non-standard automobile business, which we believe adequately compensates the insurers for increased claims frequency trends in private passenger auto. We expect to have a high concentration of premium in this line for the foreseeable future.

We have observed an increase in the demand for U.S. health stop loss insurance as more employers seek to control health care costs by pursuing alternatives to first dollar health care plans subject to the Affordable Care Act. We believe that the majority of the demand has been underwritten by large carriers that elect to not purchase reinsurance, although we also believe that a portion has been underwritten by managing general underwriters, who often rely heavily on quota share reinsurance. We intend to seek to increase our market share from managing general underwriters that have increased exposures in this line. We will continue to monitor any changes to the Affordable Care Act under the new U.S. administration and react to potential impacts to this line of business.

Private U.S. mortgage insurers appear to be increasingly seeking quota share reinsurance options as a result of the implementation of the Private Mortgage Insurers Eligibility Requirements (PMIERS) in the United States, which effectively increases the cost of capital for the private mortgage insurers. We believe the credit underwriting standards for U.S. mortgages are good and as a result the risk-adjusted profitability of these portfolios is acceptable. We expect that reinsurance of U.S. mortgage risk will be a growing part of our underwriting portfolio during 2017.

Our casualty business is generally comprised of larger, syndicated reinsurance placements for general casualty, professional liability and workers’ compensation. For most of this business, we are not the lead underwriter, and instead have followed the market on these transactions. This business has a longer duration of claim payments than other types of business we have historically written, which leads to a build-up of reserves and exposure over a longer period of time. While our casualty business has grown in recent years, we expect this portion of our business to remain at current levels during 2017 unless we find new attractive opportunities.

We have noted that pricing for property catastrophe retro and other property catastrophe business is under severe competitive pressure and we believe much of the business in the market is being priced below expected losses. As such, since 2015, we have decreased our focus in this line of business unless there is a market changing event that improves expected profitability.

Underlying rates for property - personal lines business relating to Florida homeowners’ insurance have continued to decline and water damage claims and fraudulent assignment of benefit (“AOB”) claims continue to increase the expected losses. The Florida Legislature did not address the AOB problem during the legislative session in 2016. Our expectation is that AOB claims will continue during 2017 resulting in less attractive profit margins on this business. Despite this, the reinsurance terms and conditions continue to be highly competitive. During 2016, we significantly reduced our exposure to Florida homeowners’ insurance as we did not renew any of our existing quota share contracts. While we added new property contracts with exposures in Florida, we are monitoring changes to the legal and political environment with regards to the AOB issue.

On November 3, 2016, A.M. Best revised Greenlight Re’s rating of “A (Excellent)” to “A- (Excellent”) with a stable outlook. While the rating revision is likely to make certain new business production more difficult, we don’t believe that our current book of business is particularly rating sensitive and our strong relationships with our partners will allow us to continue to experience the high renewal rate that we have historically experienced. At the January 1, 2017 renewal period, our renewals were at historically comparable levels and we continue to see new opportunities.

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

Our investment portfolio had a net long exposure of 26.6% as of December 31, 2016. Our goal for 2017 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite a Federal Reserve interest rate increase in December 2016, monetary policy remains very accommodative globally.  Additionally, there are many global economic and political risks that are coming to the forefront. Global equity markets had a difficult 2016 with many global market indices falling. Given the current investment environment, we deem it appropriate to maintain comparatively lower gross and net equity exposures and to hold a significant position in gold and other macro positions.

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

 In addition, we may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services and fees relating to overrides, profit commissions and early termination of contracts.

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

Acquisition costs primarily consist of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit fees, federal excise tax, and other direct expenses we incur that are directly related to underwriting reinsurance contracts. We amortize deferred acquisition costs relating to successfully bound reinsurance contracts over the related contract term.

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

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors”, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of our significant accounting policies as well as recently issued accounting standards is included in Note 2 to the consolidated financial statements.

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

We are able to confirm the accuracy and completeness of premiums reported by our clients by either reviewing the client’s statutory filings and/or performing an audit of the client, as per the terms of the contract. Discrepancies between premiums ceded and reported under a contract are, in our experience, rare. To date, we have not had any material discrepancy in premiums reported by a client that required a dispute resolution process.

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

Financial contracts which include total return swaps, credit default swaps, options, futures and other derivative instruments are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Fair values on total return swaps are based on the underlying security’s fair value which is obtained from closing prices on a recognized exchange (for equity or commodity swaps), or from market maker or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes taking into account credit spreads on identical contracts. Exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For over the counter (“OTC”) options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves.

We establish loss and loss adjustment expense reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported (“IBNR”). These estimated ultimate reserves are based on our actuarial estimates derived from reports received from ceding companies, industry data and historical experience. We review these estimates periodically on a contract by contract basis and adjust the reserves based on our expectation of the ultimate experience of losses on each contract. Since reserves are estimates, the final settlement of losses may vary from the reserves established. Any adjustments to the estimates, which may be material, are recorded in the period they are determined. Please refer to Note 7 of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year as required under U.S. GAAP. Our historical development of estimated reserves by underwriting year for the last ten years is presented below under the section “Financial Condition”.

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

Link to Table of Contents

example, changes in specific tort law which may cause ultimate loss awards to increase or decrease could have a material effect on our loss reserve development. We are unable to predict with accuracy the magnitude or direction that such external factors may have on our estimated loss reserves.

Acquisition Costs. We capitalize brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts. Acquisition costs are deferred subject to ultimate recoverability and amortized over the related period of risk covered. Acquisition costs also include profit commissions. Certain contracts include provisions for profit commissions to be paid to the ceding insurer based upon the ultimate loss experience of the contracts. The methodology for calculating profit commissions is specific to the individual contracts and varies from contract to contract. Typically profit commissions are calculated and accrued based on the expected ultimate loss experience for such contracts and recorded when the expected loss experience indicates that a profit commission is probable under the contract terms. Profit commission reserves, if any, are included in reinsurance balances payable on the consolidated balance sheets.

Bonus Accruals. Under the Company’s bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (“RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee’s target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between three to five from the end of the fiscal year in which the business was underwritten. Any subsequent changes to the quantitative bonus are incorporated into the following open underwriting year. The Compensation Committee of our Board of Directors approves all quantitative bonuses prior to being paid. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date and recognize the expense, adjusted for estimated forfeitures, over the vesting period. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and our expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to the assumed forfeiture levels, and if deemed necessary, true-up adjustments are recorded. For the year ended December 31, 2016, we have assumed a forfeiture rate of 6% (2015: 0% and 2014: 0%) for restricted stock awards and RSUs granted, in order to reflect the anticipated forfeitures and more accurately record the share-based compensation expense.

Share purchase options are expensed over the vesting period on a graded vesting basis. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in the calculation of fair value. The estimate of expected volatility is based on the daily historical trading data of our Class A ordinary shares from the date that these shares commenced trading (May 24, 2007) to the grant date.

If actual results differ significantly from these estimates and assumptions, particularly in relation to our estimation of volatility which requires significant judgment, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Key Financial Measures and Non-GAAP Measures

In addition to the consolidated financial statements, management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance and the overall growth in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of its businesses to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures

Link to Table of Contents

should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:

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

	December 31, 2016	December 31, 2015	December 31, 2014
	($ in thousands, except per share and share amounts)
Basic adjusted and fully diluted adjusted book value per share numerator:
Total equity (U.S. GAAP)	$891,687	$848,773	$1,194,041
Less: Non-controlling interest in joint venture	(17,445)	(23,382)	(28,890)
Basic adjusted book value per share numerator	874,242	825,391	1,165,151
Add: Proceeds from in-the-money stock options issued and outstanding	2,120	11,553	19,628
Fully diluted adjusted book value per share numerator	$876,362	$836,944	$1,184,779
Basic adjusted and fully diluted adjusted book value per share denominator:
Ordinary shares issued and outstanding for basic adjusted book value per share denominator	37,366,327	37,027,467	37,384,543
Add: In-the-money stock options and RSUs issued and outstanding	123,320	717,340	1,131,917
Fully diluted adjusted book value per share denominator	37,489,647	37,744,807	38,516,460
Basic adjusted book value per share	$23.40	$22.29	$31.17
Fully diluted adjusted book value per share	23.38	22.17	30.76

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

Link to Table of Contents

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Year ended December 31
	2016	2015	2014
	($ in thousands)
Income (loss) before income tax	$47,209	$(333,688)	$112,651
Add (subtract):
Investment (income) loss	(76,183)	281,924	(122,575)
Other (income) expense	935	3,413	(2,987)
Corporate expenses	9,225	8,782	8,003
Amortization of ILW (1)	—	(2,340)	—
Net underwriting income (loss)	$(18,814)	$(41,909)	$(4,908)

(1) For the year ended December 31, 2015, amortization of an ILW, treated as a weather derivative swap under U.S. GAAP, was also included in underwriting income (loss). There was no amortization of ILWs for the year ended December 31, 2016.

Results of Operations

Years ended December 31, 2016, 2015 and 2014

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the year ended December 31, 2016, the fully diluted adjusted book value per share increased by $1.21 per share, or 5.5%, to $23.38 per share from $22.17 per share at December 31, 2015. For the year ended December 31, 2016, the basic adjusted book value per share increased by $1.11 per share, or 5.0%, to $23.40 per share from $22.29 per share at December 31, 2015.

For the year ended December 31, 2015, the fully diluted adjusted book value per share decreased by $8.59 per share, or 27.9%, to $22.17 per share from $30.76 per share at December 31, 2014. For the year ended December 31, 2015, the basic adjusted book value per share decreased by $8.88 per share, or 28.5%, to $22.29 per share from $31.17 per share at December 31, 2014.

For the year ended December 31, 2016, we reported net income of $44.9 million, compared to a net loss of $326.4 million reported for the year ended December 31, 2015. Our investment portfolio reported net income of $76.2 million, or a return of 7.2%, for the year ended December 31, 2016, compared to a net investment loss of $281.9 million, or a loss of 20.2%, for the same period in 2015. The underwriting loss (including underwriting related general and administrative expenses) for the year ended December 31, 2016 was $18.8 million, compared to an underwriting loss of $41.9 million reported for the year ended December 31, 2015. The underwriting loss for the 2016 fiscal year was primarily driven by $19.0 million loss from the novation of legacy construction defect liabilities. For the year ended December 31, 2016, our overall composite ratio (sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 100.4% compared to 106.1% for the year ended December 31, 2015. Total general and administrative expenses increased for the year ended December 31, 2016 to $25.8 million from $23.4 million for the year ended December 31, 2015, primarily as a result of higher personnel expenses including severance costs and to a lesser degree higher information technology (“IT”) related expenses. The increase in general and administrative expenses was partially offset by a decrease in professional fees due to non-recurring professional fees incurred during the comparative year ended December 31, 2015.

Link to Table of Contents

For the year ended December 31, 2015, we reported net loss of $326.4 million, compared to net income of $109.6 million reported for the year ended December 31, 2014. Our investment portfolio reported net loss of $281.9 million, or a loss of 20.2%, for the year ended December 31, 2015, compared to net investment income of $122.6 million, or a return of 8.7%, for the same period in 2014. The underwriting loss (including underwriting related general and administrative expenses) for the year ended December 31, 2015 was $41.9 million compared to underwriting loss of $4.9 million reported for the year ended December 31, 2014. The underwriting loss for the 2015 fiscal year was driven by adverse loss development relating to construction defect losses on legacy general liability contracts written during the 2008 to 2011 underwriting years. For the year ended December 31, 2015, our overall composite ratio was 106.1% compared to 96.7% for the year ended December 31, 2014. General and administrative expenses decreased for the year ended December 31, 2015 to $23.4 million from $24.5 million for the year ended December 31, 2014, primarily as a result of lower quantitative bonuses accrued relating to prior underwriting years, partially offset by non-recurring professional fees incurred during the year ended December 31, 2015.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Frequency	$494,292	92.2%	$464,376	92.5%	$295,861	91.3%
Severity	41,780	7.8	37,748	7.5	28,162	8.7
Total	$536,072	100.0%	$502,124	100.0%	$324,023	100.0%

As a result of our opportunistic underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

Year ended December 31, 2016
For the year ended December 31, 2016 our gross premiums written increased by $33.9 million, or 6.8%, compared to the same period in 2015. For the year ended December 31, 2016, our frequency gross premiums written increased by $29.9 million, or 6.4%, compared to the same period in 2015. The notable changes in frequency gross premiums for the year ended December 31, 2016 were as follows:

Frequency Gross Premiums Written
Increase (decrease) for the year ended December 31, 2016 ($ in millions)	Line of business	Explanation
$28.3	Motor liability and motor physical damage	Increase primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.
$27.3	Specialty -Financial
Increase primarily relating to in-force unearned premiums assumed at the inception of mortgage insurance contracts bound during 2016. There were no mortgage insurance contracts bound during the comparative period in 2015.

$12.8	Casualty -Workers’ Compensation	Increase primarily due to new contracts written during 2016 and late 2015.
$(27.7)	Casualty -Professional
Decrease partially due to lawyers’ indemnity contracts that were either terminated during the period or not renewed, and partially due to a casualty professional liability contract renewed at a smaller share than the expiring contract written during 2015.

$(7.8)	Property - Personal
Decrease primarily as a net result of the expiring Florida homeowners’ property quota share contracts that we terminated on a cut-off basis, and the unearned portion of the premiums written which was reversed and returned to the ceding insurer. The decrease in personal lines premiums written was partially offset by a new homeowners’ property contract entered into during 2016 that included in-force unearned premiums assumed at the inception of the contract.

Link to Table of Contents

For the year ended December 31, 2016, severity premiums written increased by $4.0 million, or 10.7%, compared to the same period in 2015. The notable changes in severity gross premiums for the year ended December 31, 2016 were as follows:

Severity Gross Premiums Written
Increase (decrease) for the year ended December 31, 2016 ($ in millions)	Line of business	Explanation
$3.7	Casualty
New quota share severity contract written during the second half of 2015 and renewed in 2016, resulting in a full year’s premiums being recorded during 2016 compared to only half year’s premiums recorded during 2015.

$2.5	Property
The comparative 2015 severity premiums written included negative premiums of $2.5 million relating to premiums returned on an excess of loss catastrophe contract. No such return premiums were booked during 2016.

$1.4	Multi-line
The increase due to additional premiums received on a prior excess of loss contract that reported a full limit loss. During 2016, the ceding insurer for this contract reported its final settlement of losses arising from the U.S. sub-prime crisis, which resulted in the loss exceeding the insurer’s retention and triggering additional premiums as per the contract.

$(3.3)	Multi-line	Decrease in premiums relating to catastrophe excess of loss contracts not renewed during 2016.

Year ended December 31, 2015
During 2015, our gross premiums written increased by $178.1 million, or 55.0%, compared to the year ended December 31, 2014. For the year ended December 31, 2015, our frequency gross premiums written increased by $168.5 million, or 57.0%, compared to the same period in 2014. The notable changes in frequency gross premiums for the year ended December 31, 2015 were as follows:

Frequency Gross Premiums Written
Increase (decrease) for the year ended December 31, 2015 ($ in millions)	Line of business	Explanation
$86.3	Motor liability and motor physical damage	Increase primarily due to new private passenger motor contracts written during 2015 as well as growth in the volume of underlying policies on existing private passenger motor contracts.
$41.3	Casualty -Professional	Increase due to new quota share casualty contracts bound during 2015 and during the second half of 2014
$13.5	Casualty - General liability	New quota share contracts written during 2015 and in the latter half of 2014.
$12.9	Specialty - Health	New quota share contracts written during 2015 and in the latter half of 2014.
$11.9	Casualty -Workers’ Compensation	New quota share contracts written during 2015 and in the latter half of 2014.
$7.5	Property - Commercial	New quota share contracts written during 2015 and in the latter half of 2014.
$(11.6)	Property - Personal	Decrease primarily a result of a Florida homeowners’ contract which expired during 2015 and was not renewed.
$6.7	Other	Other insignificant movements.

Link to Table of Contents

For the year ended December 31, 2015, severity premiums written increased by $9.6 million, or 34.0%, compared to the same period in 2014. The notable changes in severity gross premiums for the year ended December 31, 2015 were as follows:

Severity Gross Premiums Written
Increase (decrease) for the year ended December 31, 2015 ($ in millions)	Line of business	Explanation
$14.7	Casualty and Property	New severity quota share contracts written during 2015.
$7.6	Multi-line
Increase due to a multi-year severity quota share contract written during the second half of 2014. As a result, 2015 severity premiums included a full year’s premiums compared to only half year in the comparable period.

$(10.1)	Property	Decrease in premiums relating to catastrophe excess of loss contracts not renewed during 2015.
$(2.5)	Property
Negative premiums relating to premiums returned on an excess of loss catastrophe contract. This contract was previously expected to incur a loss and we had recorded a loss reserve which had triggered an additional premium. During the year ended December 31, 2015, we were informed that losses incurred by the cedent on this contract would not breach into our layer and as a result the additional premium was reversed along with the loss reserve, and a corresponding profit commission expense was recorded during 2015.

Premiums Ceded

For the years ended December 31, 2016, 2015 and 2014, retrocessional premiums ceded were $10.0 million, $9.0 million and $13.5 million, respectively. For the year ended December 31, 2016, the increase in ceded premiums compared to the same period in 2015 was partially due to an excess of loss retrocession contract purchased during 2016 to reduce our exposure to catastrophe events.

For the year ended December 31, 2015, the decrease in ceded premiums compared to the same period in 2014 was partially due to a retroceded contract for catastrophic risk protection that expired at the end of 2014 and was not renewed. However, in the first quarter of 2015, we purchased an industry loss warranty derivative contract (“ILW”) to reduce our net exposure to natural peril catastrophe events. In accordance with U.S. GAAP, the ILW is recorded as a weather derivative swap and the cost of the ILW is amortized over the risk period and recorded in the consolidated statements of income as “other income (expense), net” and not as part of premiums ceded. For the year ended December 31, 2015, the ILW amortization expense was $2.3 million.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Frequency	$485,777	92.3%	$455,375	92.3%	$286,121	92.1%
Severity	40,280	7.7	37,748	7.7	24,409	7.9
Total	$526,057	100.0%	$493,123	100.0%	$310,530	100.0%

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

Link to Table of Contents

Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Frequency	$473,702	92.3%	$380,565	93.2%	$330,617	93.3%
Severity	39,416	7.7	27,822	6.8	23,623	6.7
Total	$513,118	100.0%	$408,387	100.0%	$354,240	100.0%
Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

Year ended December 31, 2016

For the year ended December 31, 2016, the frequency premiums earned increased by $93.1 million, or 24.5%, compared to the same period in 2015. The notable increases and decreases in frequency premiums earned were as follows:

Frequency Premiums Earned
Increase (decrease) for the year ended December 31, 2016 ($ in millions)	Line of business	Explanation
$55.7	Motor liability and motor physical damage	Increase primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.
$8.9	Specialty -Financial
Increase primarily relating to in-force unearned premiums assumed at the inception of mortgage insurance contracts bound during 2016. There were no mortgage insurance contracts bound during the comparative period in 2015.

$15.6	Casualty -Workers’ Compensation	Increase primarily due to new contracts bound and to a lesser extent due to an increase in the underlying premiums on existing contracts.
$12.7	Casualty - General Liability
Increase in general liability premiums earned primarily due to an increase in the underlying premiums on a casualty contract and, to a lesser extent, due to new contracts written during the second half of 2015 and renewed in 2016.

$(16.0)	Property - Personal
Decrease primarily as a net result of the expiring Florida homeowners’ property quota share contracts that we terminated on a cut-off basis during 2016. The decrease in personal lines premiums written was partially offset by new homeowners’ property quota share contracts entered into during fourth quarter of 2016.

$16.2	Other	Other insignificant increases in commercial property, professional liability and specialty health lines.

Link to Table of Contents

For the year ended December 31, 2016, the severity net premiums earned increased by $11.6 million, or 41.7% compared to the same period in 2015. The notable increases and decreases in severity premiums earned were as follows:

Severity Premiums Earned
Increase (decrease) for the year ended December 31, 2016 ($ in millions)	Line of business	Explanation
$5.3	Casualty	Increase related to a new quota share severity contract written during the second half of 2015 and renewed in 2016.
$4.3	Property	Increase due to premiums earned on existing severity quota share contracts written during 2015 and renewed in 2016.
$2.5	Property
The comparative 2015 severity premiums written included negative premiums of $2.5 million relating to premiums returned on an excess of loss catastrophe contract. No comparable return premiums were booked during 2016.

$1.4	Multi-line
Increase due to additional premiums received on a prior excess of loss contract that reported a full limit loss. During 2016, the ceding insurer for this contract reported its final settlement of losses arising from the U.S. sub-prime crisis, which resulted in the loss exceeding the insurer’s retention and triggering additional premiums as per the contract.

$(3.3)	Multi-line	Decrease in premiums relating to catastrophe excess of loss contracts not renewed during 2016.

Year ended December 31, 2015
For the year ended December 31, 2015, the frequency net premiums earned increased by $49.9 million, or 15.1%, compared to the same period in 2014. The notable increases and decreases in frequency premiums earned were as follows:

Frequency Premiums Earned
Increase (decrease) for the year ended December 31, 2015 ($ in millions)	Line of business	Explanation
$41.0	Motor liability and motor physical damage	Increase primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.
$29.7	Casualty -Professional	Increase due to new quota share casualty contracts bound during 2015 and during the second half of 2014.
$11.1	Casualty - General Liability	Increase in general liability premiums earned primarily due to new contracts written during 2015 and in the second half of 2014.
$7.9	Specialty - Health
Increase as a result of two new employers’ medical stop-loss contracts bound during 2015 and in the second half of 2014, partially offset by lower volume of premiums on existing employers’ medical stop-loss contracts.

$4.5	Casualty -Workers’ Compensation	Increase primarily due to new contracts bound and to a lesser extent due to an increase in the underlying premiums on existing contracts.
$(11.3)	Casualty - Professional	Decrease relating to solicitors’ professional indemnity business due to a lower volume of underlying business written by the cedents.
$(40.7)	Property - Personal
Decrease in personal property premiums partly due to a Florida homeowners’ contract not renewed upon expiration during 2015, and partly due to a lower share on other Florida homeowners’ contracts in effect during the current period compared to the same period in 2014.

$7.7	Other	Increases in commercial property, financial and other specialty lines.

Link to Table of Contents

For the year ended December 31, 2015, the severity net premiums earned increased by $4.2 million, or 17.8%, compared to the same period in 2014

Severity Premiums Earned
Increase (decrease) for the year ended December 31, 2015 ($ in millions)	Line of business	Explanation
$12.5	Multi-line	Increase related to new quota share property and casualty severity contracts written during 2015 and the second half of 2014.
$3.8	Multi-line
Severity premiums earned for the year ended December 31, 2015 appear higher than the comparable period in 2014 because the 2014 earned premiums were net of $3.8 million expense relating to a retroceded contract for catastrophic risk protection. This retrocession contract was not renewed in 2015, and instead we purchased an ILW contract which, in accordance with U.S. GAAP, was recorded as a weather derivative swap and the cost of the ILW was recorded in the consolidated statements of income as “other income (expense), net”. For the year ended December 31, 2015, the ILW amortization expense was $2.3 million.

$(2.5)	Property	Negative premiums relating to premiums returned on an excess of loss catastrophe contract. See explanation under “Severity Gross Premiums Written” table above.
$(10.2)	Multi-line	Decrease in premiums relating to severity contracts not renewed or renewed with a smaller share during 2015.
$0.6	Other	Other insignificant movements.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Frequency	$358,988	94.3%	$314,459	99.2%	$231,185	98.4%
Severity	21,827	5.7	2,638	0.8	3,801	1.6
Total	$380,815	100.0%	$317,097	100.0%	$234,986	100.0%

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

Year ended December 31, 2016
For the year ended December 31, 2016, the total net losses incurred on frequency contracts increased by $44.5 million, or 14.2%, compared to the same period in 2015. The losses incurred for 2016 include $19.0 million relating to the legacy construction defect liabilities that were novated during 2016. By comparison, the losses incurred for 2015, included $51.6 million of losses related to these legacy construction defect liabilities. Effective June 30, 2016, we entered into a retrospective reinsurance agreement to transfer $52.5 million of construction defect liabilities to a third party for a consideration of $71.5 million. Effective September 30, 2016, the loss portfolio transfer was commuted and the contracts containing the construction defect liabilities were novated to a third party reinsurer for no further consideration.

The remainder of the increase in incurred losses on frequency contracts related primarily to the higher earned premiums recorded for the year ended December 31, 2016, compared to the same period in 2015.

Link to Table of Contents

For the year ended December 31, 2016, the losses incurred on severity contracts increased by $19.2 million, or 727.4% compared to the same period in 2015. The severity losses incurred included $4.4 million of loss reserves relating to the 2016 Canadian wildfires and Hurricane Matthew. These loss reserves were estimated based on information received from the cedents and are subject to change in future periods. In addition, the severity losses for the year ended December 31, 2016 included $4.5 million of losses paid on an excess of loss contract relating to the U.S. sub-prime crisis. The economic loss on this contract was partially offset by $1.4 million of additional premiums received under the terms of the contract which were recorded as earned premium during the period. Additionally. the losses incurred for the comparative year ended December 31, 2015 included the reversal of $5.1 million of loss reserves relating to favorable loss development on an excess of loss contract.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year ended December 31
	2016	2015	2014
Frequency	75.8%	82.6%	69.9%
Severity	55.4%	9.5%	16.1%
Total	74.2%	77.6%	66.3%

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The changes in frequency and severity loss ratios for the year ended December 31, 2016 were primarily due to the following:

Notable Frequency Loss Ratio Changes
December 31, 2016
Line of business	Explanation
General Liability
A decrease in loss ratio as a result of lower adverse loss development on the legacy construction defect liabilities. Excluding the construction defect contracts, the overall loss ratios for our frequency business for the years ended December 31, 2016 and 2015, were 71.5% and 69.1%, respectively.

Property Personal
Increase in loss ratio due to adverse loss development on Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of assignment of benefits by public adjusters and attorneys in Florida.

Motor - Property and Liability	Increase in loss ratio relating to private passenger motor contract due to increase in loss adjustment expenses on claims.
Specialty Health	Higher loss ratio due to favorable loss development recorded in the comparative period in 2015 on employers’ medical stop-loss contracts.
Professional
Decrease in loss ratio due to a higher proportion of professional liability premiums earned during 2016 from casualty contracts which have a lower loss ratio than other professional contracts such as solicitors’ indemnity.

Notable Severity Loss Ratio Changes
December 31, 2016
Line of business	Explanation
Property - Commercial	Increase in loss ratio due to $4.4 million of reserves relating to 2016 natural catastrophe events - Canadian wildfires and Hurricane Matthew.
Casualty - General liability and Professional	Increase in loss ratio due to a prior year excess of loss contract that reported a full limit loss arising from the U.S. sub-prime crisis.
Property - Commercial	Higher loss ratio because the comparative year ended December 31, 2015 included the reversal of $5.1 million of loss reserves relating to favorable loss development on an excess of loss contract.

Link to Table of Contents

Year ended December 31 2015
For the year ended December 31, 2015, the total net losses incurred on frequency contracts increased by $83.3 million, or 36.0%, compared to the same period in 2014. The increase was driven primarily by $51.6 million of additional loss reserves recorded during the year ended December 31, 2015 on two legacy general liability contracts that are currently in run-off. One of the general liability contracts, which was in effect from 2008 to 2011, included general contractors’ liability with the majority of exposure relating to single-family homes. During 2015, we completed an in-depth analysis, with the assistance of a third party expert, of the construction defect claims reported and the potential for claims not yet reported on this contract. Based on this assessment, we revised the actuarial methodology used for reserving these claims, which resulted in an increase in IBNR reserves of $36.9 million recorded in the third quarter of 2015. The other general liability contract, which was written in 2010, included general contractors’ liability with the majority of exposure relating to construction defect claims in the western United States. During the second quarter of 2015, we experienced adverse development on known claims, which caused us to re-evaluate the expected value of known claims as well as the value of claims still to be filed. Additionally, we re-evaluated the claims handling costs associated with this contract and increased our provision for case reserves, IBNR reserves and the cost of claims handling by $14.7 million during the second quarter of 2015. Some of our prior years’ Florida homeowners’ contracts also contributed to the increase in losses incurred due to unfavorable loss development of $9.3 million (see Note 7 of the consolidated financial statements for details). The remainder of the increase in incurred losses related primarily to the higher earned premiums recorded for the year ended December 31, 2015 compared to the same period in 2014.

For the year ended December 31, 2015, the losses incurred on severity contracts decreased by $1.2 million, primarily due to the elimination of $5.1 million of loss reserves resulting from favorable loss development on an excess of loss contract. The decrease in severity losses incurred was partially offset by an increase related to the mix of severity business.

The changes in frequency and severity loss ratios for the year ended December 31, 2015 were primarily due to the following:

Notable Frequency Loss Ratio Changes
December 31, 2015
Line of business	Explanation
General Liability	An increase in loss ratio as a result of adverse loss development on the legacy construction defect liabilities discussed above.
Property Personal
Increase in loss ratio due to adverse loss development on Florida homeowners’ insurance contracts as a result of sinkhole losses and higher than anticipated water damage claims from rainstorms during 2014.

Motor - Property and Liability	Increase in loss ratio relating to private passenger motor contract due to increase in loss adjustment expenses on claims.
Specialty Health	Decrease in loss ratio due to favorable loss development on the employers’ medical stop-loss contracts, compared to adverse losses recorded during the comparable period in 2014.
Professional	Decrease in loss ratio due to a shift in the mix of business from predominantly solicitors’ indemnity contracts to a more diversified professional liability book of business.

Notable Severity Loss Ratio Changes
December 31, 2015
Line of business	Explanation
Property - Commercial
Lower ratio due to the elimination of $5.1 million of loss reserves on an excess of loss contract entered into in 2008. Excluding this contract, the severity loss ratio for the year ended December 31, 2015 was 25.4% compared to 16.1% for the same period in 2014.

Other
Increase in severity loss ratio due to the change in mix of severity business with a higher proportion of quota share severity contracts in effect during the year ended December 31, 2015 compared to the same period in 2014.

Link to Table of Contents

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Year ended December 31
		2016			2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$374,270	$(1,600)	$372,670	$274,713	$(9,851)	$264,862	$303,272	$(9,695)	$293,577
Change in loss and loss adjustment expense reserves	7,484	661	8,145	44,080	8,155	52,235	(63,897)	5,306	(58,591)
Total	$381,754	$(939)	$380,815	$318,793	$(1,696)	$317,097	$239,375	$(4,389)	$234,986

For the year ended December 31, 2016, the change in loss reserves included losses novated relating to construction defect liabilities. For the year ended December 31, 2016, our net loss reserves on prior period contracts increased by $35.5 million primarily related to the adverse loss development on the construction defect claims. For the year ended December 31, 2015, our net loss reserves on prior period contracts increased by $50.3 million, which primarily related to adverse loss development on the construction defect liabilities. For the year ended December 31, 2014, our net loss reserves on prior period contracts increased by $18.2 million, which primarily related to adverse loss development on general liability, commercial motor, solicitors’ professional liability and employers’ medical stop-loss businesses, partially offset by favorable loss development on private passenger automobile business.
For further details on prior period loss developments, please refer to Note 7 “Loss and loss adjustment expense reserves” of the consolidated financial statements.

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

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Frequency	$125,388	93.2%	$106,411	91.6%	$103,008	95.7%
Severity	9,146	6.8	9,796	8.4	4,657	4.3
Total	$134,534	100.0%	$116,207	100.0%	$107,665	100.0%

We expect acquisition costs to be higher for frequency business than for severity business. Acquisition cost as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year ended December 31
	2016	2015	2014
Frequency	26.5%	28.0%	31.2%
Severity	23.2%	35.2%	19.7%
Total	26.2%	28.5%	30.4%

Link to Table of Contents

Year ended December 31 2016
The changes in the frequency and severity acquisition cost ratios for the year ended December 31, 2016, compared to the same period in 2015, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
December 31, 2016
Line of business	Explanation
Motor - Property and Liability	A decrease in the sliding scale ceding commissions on our private passenger motor contracts which experienced adverse loss development during 2016.
Professional
Increase due to a shift in the mix of professional liability business from predominantly solicitors’ indemnity contracts with lower acquisition cost ratios to casualty professional liability business, which has a higher acquisition cost ratio.

Other
A decrease due to the change in mix of business. The Florida homeowners’ contracts terminated during 2016 had a higher acquisition cost ratio. Meanwhile a higher proportion of the earned premiums related to the motor business, which has a lower acquisition cost ratio.

Notable Severity Acquisition Cost Ratio Changes
December 31, 2016
Line of business	Explanation
Property - Commercial
Decrease was due to the 2015 comparative ratio being unusually high due to profit commission of $3.4 million recorded on an excess of loss contract. The profit commission was triggered by the elimination of loss reserves on this contract based on updated information received from the insurer.

Year ended December 31 2015
The changes in the frequency and severity acquisition cost ratios for the year ended December 31, 2015, compared to the same period in 2014, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
December 31, 2015
Line of business	Explanation
Motor - Property and Liability
The private passenger motor contracts in force during 2015 reported lower ceding commissions than the prior year, which also contributed to a lower frequency acquisition cost ratio for the year ended December 31, 2015.

Property - Personal
Decrease due to Florida homeowners’ insurance contracts that contain sliding scale ceding commissions, which decreased during the year ended December 31, 2015 as a result of adverse loss development on those contracts.

Professional
Decrease was partly offset by a change in mix of professional liability contracts that carry higher ceding commission rates than the predominantly solicitors’ professional indemnity contracts in force during the year ended 2014.

Notable Severity Acquisition Cost Ratio Changes
December 31, 2015
Line of business	Explanation
Property - Commercial
Increase due to profit commission of $3.4 million recorded on an excess of loss contract during 2015. The profit commission was triggered by the elimination of loss reserves on this contract based on updated information received from the insurer.

General and Administrative Expenses

Our total general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, were $25.8 million, $23.4 million, and $24.5 million, respectively. General and administrative expenses for the years ended December 31, 2016, 2015 and 2014 included $4.0 million, $4.3 million and $4.0 million, respectively, for the expensing of the fair value of stock options, RSUs and restricted stock granted to employees and directors, net of forfeitures.

Link to Table of Contents

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2016	2015	2014
	($ in thousands)
Underwriting expenses	$16,583	$14,652	$16,497
Corporate expenses	9,225	8,782	8,003
General and administrative expenses	$25,808	$23,434	$24,500

Effective from January 1, 2016, we have broken out general and administrative expenses into “Underwriting expenses” and “Corporate expenses”. Underwriting expenses include those expenses directly related to underwriting activities which are not eligible to be capitalized, as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses. As a result of this change in expense allocations, the prior period comparative balances for underwriting expenses and corporate expenses in the above table have been reclassified to conform to the current period presentation.

For the year ended December 31, 2016, underwriting expenses increased primarily due to higher personnel expenses and to a lesser degree higher IT related expenses. The increase in corporate expenses for the year ended December 31, 2016, compared to the same period in 2015, was mainly due to severance costs accrued during 2016, partially offset by a decrease in professional fees due to non-recurring professional fees incurred during 2015.

For the year ended December 31, 2015, underwriting expenses decreased primarily due to a decrease in bonuses relating to prior underwriting years. The increase in corporate expenses for the year ended December 31, 2015, compared to the same period in 2014, was mainly due to non-recurring professional fees incurred during 2015.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Year ended December 31
	2016	2015	2014
	($ in thousands)
Realized gains (losses)	$(113,836)	$22,227	$352,133
Change in unrealized gains and losses	209,993	(265,401)	(187,753)
Investment related foreign exchange gains (losses)	2,988	(3,725)	14,797
Interest and dividend income, net of withholding taxes	23,915	15,313	31,423
Interest, dividend and other expenses	(22,334)	(31,092)	(38,892)
Investment advisor compensation	(24,543)	(19,246)	(49,133)
Net investment income (loss)	$76,183	$(281,924)	$122,575

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income (loss) may vary depending on cash flows into and out of the investment account.

For the year ended December 31, 2016, investment income, net of fees and expenses, resulted in a gain of 7.2% on our investments managed by DME Advisors, compared to a loss of (20.2)% and a gain of 8.7% for the years ended December 31, 2015 and 2014, respectively. The investment gain for the year ended December 31, 2016 was primarily driven by our long portfolio, which reported an investment gain of 18.7%. Additionally, macro positions reported a gain of 2.0% primarily related to gold and natural gas. The short portfolio reported a loss of 11.2% for the year ended December 31, 2016.

The most significant contributors to the investment gains for the year ended December 31, 2016 were long positions in CONSOL Energy (CNX), Chemours (CC), Time Warner (TWX), General Motors (GM), Michael Kors (KORS) and Apple (AAPL), and short positions in Athenahealth (ATHN) and a group of perceived overpriced momentum driven positions which we

Link to Table of Contents

refer to as the “bubble basket”. The most significant detractors for the year ended December 31, 2016 were short positions in certain oil fracking companies, as well as Amazon (AMZN), Caterpillar (CAT) and Martin Marietta Materials (MLM). The investment loss for the year ended December 31, 2015 was primarily driven by our long portfolio, which reported an investment loss of 17.2%. Three large long investments (CNX, Micron Technology (MU) and SunEdison (SUNE)), resulted in a 14.9% investment loss. Additionally, macro positions and other expenses accounted for 1.9% and 1.5%, respectively, of the investment loss. The short portfolio reported a gain of 0.4% for the year ended December 31, 2015.

For the year ended December 31, 2016, included in “investment advisor compensation” was $16.3 million (2015: $19.2 million, 2014: $20.6 million) relating to management fees paid to DME Advisors. For the year ended December 31, 2016, $8.2 million of performance compensation was recorded on investment returns for this period (2015: $0.0 million, 2014: $28.5 million). Due to the investment loss for the year ended December 31, 2015, based on the advisory agreement, the performance compensation for subsequent years is reduced to 10% of investment income until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned.

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

For the years ended December 31, 2016, 2015 and 2014, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment performance compensation) were 7.8%, (20.2)% and 10.8%, respectively, and were comprised of the following:

	Year ended December 31
	2016	2015	2014
Long portfolio gains (losses)	18.7%	(17.2)%	17.8%
Short portfolio gains (losses)	(11.2)%	0.4%	(4.2)%
Macro gains (losses)	2.0%	(1.9)%	(1.1)%
Other income and expenses [1]	(1.7)%	(1.5)%	(1.7)%
Gross investment return	7.8%	(20.2)%	10.8%
Net investment return	7.2%	(20.2)%	8.7%
1 Excludes performance compensation but includes management fees.

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

As of December 31, 2016, a deferred tax asset of $1.3 million (2015: $1.8 million) was included in other assets on the consolidated balance sheets. The decrease in deferred tax asset during the year ended December 31, 2016, primarily resulted from

Link to Table of Contents

the utilization of operating losses carried forward relating to GRIL due to taxable income for the 2016 year. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Year ended December 31
		2016			2015			2014
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	75.8%	55.4%	74.2%	82.6%	9.5%	77.6%	69.9%	16.1%	66.3%
Acquisition cost ratio	26.5	23.2	26.2	28.0	35.2	28.5	31.2	19.7	30.4
Composite ratio	102.3%	78.6%	100.4%	110.6%	44.7%	106.1%	101.1%	35.8%	96.7%
Underwriting expense ratio			3.2			4.2			4.7
Combined ratio			103.6%			110.3%			101.4%

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

The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding underwriting related general and administrative expenses, to net premiums earned. Similar to the loss ratio, we expect that this ratio will be more volatile for our severity business depending on loss activity in any particular period.

The combined ratio is the sum of the composite ratio and the underwriting expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take into account corporate expenses, net investment income or any foreign exchange gain or loss. Given the nature of our unique underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Prior to January 1, 2016, the combined ratio included all general and administrative expenses. However, in order to more accurately reflect the underwriting results in the combined ratio, effective from January 1, 2016, we have included only underwriting related expenses in the combined ratio calculation. Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. The underwriting expense ratios and combined ratios for the prior period have been reclassified in the above table for comparability purposes. The revised calculation resulted in the combined ratios decreasing by 1.8%, 2.1% and 2.2% for the years ended December 31, 2016, 2015 and 2014, respectively, compared to the previous calculation method.

Link to Table of Contents

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the consolidated balance sheets as of December 31, 2016, were $1,098.9 million, compared to $1,077.4 million as of December 31, 2015, an increase of $21.5 million, or 2.0%. The significant changes in our long investments and financial contracts receivable were as follows:

Increase (decrease) as of December 31, 2016 ($ in millions)	Line of business	Explanation
$39.3	Commodities - Gold	Increase primarily due to an increase in physical gold holdings and to a lesser extent due to increases in unrealized gains.
$63.2	Financial contracts receivable
Increase in derivative assets partially due to purchase of additional call options, commodity swaps and total return swaps, and partially due to an increase in unrealized gains relating to the derivatives held as of December 31, 2016.

$(62.2)	Equities - Listed	Decrease primarily due to disposal of equity securities during 2016, partially offset by an increase in unrealized gains due to price appreciation.
$(18.5)	Non U.S. Sovereign debt	Decrease due to non U.S. sovereign debt instruments disposed during 2016.

As of December 31, 2016, our exposure to long investments increased to 99.5%, compared to 89.5% as of December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts payable as of December 31, 2016 decreased by $26.0 million, or 92.1%, compared to December 31, 2015, primarily due to the disposal of total return equity swap contracts that were in a payable position at the end of the 2015 year. To a lesser extent, the decrease in financial contracts payable was due to commodity swap contracts that were in a payable position as of December 31, 2015, moving to a receivable position as of December 31, 2016 due to unrealized gains.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. Additionally, under term margin agreements we pledge certain investment securities to borrow cash from prime brokers in order to provide collateral for trust accounts and for some of our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the consolidated balance sheet. As of December 31, 2016, we had borrowed $319.8 million (2015: $396.5 million) from our prime brokers for investing activities and to provide collateral for short positions and trust accounts and some of our letters of credit outstanding. The decrease in the amount due to prime brokers was primarily a result of the lower level of borrowing required for the current composition of the investment portfolio as of December 31, 2016.

In accordance with Greenlight Re’s investment guidelines, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time, and up to 30% (GRIL: 20%) net margin leverage for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. As of December 31, 2016, 88.3% (2015: 90.9%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 10.7% (2015: 8.0%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.7% (2015: 0.5%) was comprised of securities valued based on non-observable inputs (Level 3). As of December 31, 2016, 0.3% (2015: 0.6%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the consolidated financial statements for details of transfers into and out of Level 3 during the year ended December 31, 2016).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2016, $140.1 million (2015: $129.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $137.6 million (2015: $128.0 million) were based on broker quotes

Link to Table of Contents

that utilized observable market information and classified as Level 2 fair value measurements, and $2.4 million (2015: $1.8 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of December 31, 2016, our securities sold, not yet purchased were $859.9 million compared to $882.9 million at December 31, 2015. Our short exposure was 72.9% as of December 31, 2016, compared to 74.0% at December 31, 2015. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of December 31, 2016, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of December 31, 2016, restricted cash included $859.9 million relating to collateral for securities sold, not yet purchased, compared to $882.9 million as of December 31, 2015.

Overall, our restricted cash decreased by $33.9 million, or 2.7%, from $1,236.6 million to $1,202.7 million, partially due to the decrease in short securities which decreased by $23.0 million and a reduction in swap counterparty collateral which decreased by $30.2 million. The decrease in restricted cash was partially offset by an increase in collateral for trusts and letters of credit outstanding as of December 31, 2016.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At December 31, 2016, reinsurance balances receivable were $219.1 million, compared to $187.9 million as of December 31, 2015, an increase of $31.2 million, or 16.6%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. The reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at December 31, 2016.

At December 31, 2016, the change in deferred acquisition costs (net of retrocession) compared to December 31, 2015 was insignificant. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2016, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Notes Receivable

As of December 31, 2016, notes receivable increased by $8.6 million to $33.7 million from $25.1 million as of December 31, 2015. The increase was primarily related to additional funds advanced under an existing note receivable

Link to Table of Contents

agreement. For further details on notes receivable, refer to Note 2 “Significant Accounting Policies” in the consolidated financial statements.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were comprised of the following:

	December 31, 2016			December 31, 2015
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$81,676	$183,134	$264,810	$103,347	$165,740	$269,087
Severity	17,139	24,692	41,831	8,188	28,722	36,910
Total	$98,815	$207,826	$306,641	$111,535	$194,462	$305,997

During the year ended December 31, 2016, the frequency loss reserves decreased by $4.3 million, or 1.6%, to $264.8 million from $269.1 million as of December 31, 2015. The decrease was mainly in case reserves which decreased by $21.7 million, primarily related to the novation of the legacy construction defect liabilities and partially offset by an increase in reserves on premiums earned during the period on active frequency contracts.

During the year ended December 31, 2016, the severity loss reserves increased by $4.9 million, or 13.3%. The severity IBNR decreased primarily due to the final settlement of sub-prime crisis losses of $4.5 million paid on an excess of loss contract. The severity case reserves increased by $9.0 million partially due to the 2016 Canadian wildfires and Hurricane Matthew losses and partially due to the movement of reserves from IBNR to case reserves based on reporting received from the cedents. The increase was partially offset by the reduction of previously recorded case reserves due to the final loss payment made on the 2010 Christchurch earthquake.

The following table presents the incurred and paid claims development for each of the underwriting years from 2007 to 2016:

	Incurred claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Underwriting Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	($ in thousands)
2007	$9,983	$35,876	$53,770	$52,846	$52,882	$52,105	$56,074	$56,073	$56,071	$60,495
2008		35,728	86,544	94,775	103,100	106,686	106,858	110,078	110,636	110,212
2009			57,703	161,941	196,953	213,617	210,245	212,881	218,917	218,703
2010				64,829	197,412	244,708	254,853	267,328	296,222	316,544
2011					62,145	206,404	334,598	334,494	349,348	349,744
2012						71,632	174,404	191,582	189,779	190,610
2013							174,175	290,965	292,908	293,181
2014								77,812	237,136	264,888
2015									102,606	347,171
2016										79,050
									Total	$2,230,598

Link to Table of Contents

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Underwriting Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	($ in thousands)
2007	$573	$6,007	$18,917	$26,680	$32,033	$38,097	$38,279	$38,284	$38,285	$47,285
2008		8,272	37,187	72,487	84,643	91,799	95,913	99,625	101,513	108,299
2009			14,214	83,737	150,229	178,071	190,460	203,099	206,435	217,443
2010				18,866	118,558	175,577	205,265	227,634	248,179	314,203
2011					20,430	125,933	289,323	316,399	329,336	346,893
2012						19,220	119,703	172,623	181,825	185,221
2013							69,940	215,761	265,778	276,761
2014								26,550	151,733	200,419
2015									37,898	216,283
2016										17,463
									Total	$1,930,270

(See Note 7 of the accompanying consolidated financial statements for loss development tables by accident year and for explanation of significant prior period loss developments.)

For most of our contracts written as of December 31, 2016, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of January 1, 2017, our maximum aggregate loss exposure to any series of natural peril events was $229.9 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of January 1, 2017:

	January 1, 2017
Zone	Maximum Single Event Loss	Maximum Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$196,154	$229,881
Europe	107,357	127,567
Japan	107,357	127,567
Rest of the world	107,357	127,567
Maximum Aggregate	196,154	229,881

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

Link to Table of Contents

PMLs are estimates and, as a result, we cannot provide any assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML. The PML estimate includes all significant exposure from our reinsurance operations. This includes coverage for property, motor, marine, energy, aviation and workers’ compensation.
As of January 1, 2017, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $97.1 million and $112.4 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2017:

	January 1, 2017
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$97,124	$110,376
Europe	28,197	35,392
Japan	7,761	7,986
Rest of the world	7,741	7,838
Maximum	97,124	112,401
Shareholders’ Equity

Total equity reported on the consolidated balance sheet, which includes non-controlling interest, increased by $42.9 million to $891.7 million as of December 31, 2016, compared to $848.8 million as of December 31, 2015. Retained earnings increased primarily due to net income of $44.9 million reported for the year ended December 31, 2016. The non-controlling interest decreased by $5.9 million primarily due to a withdrawal of $7.8 million by DME from its share in the joint venture during the year ended December 31, 2016. The increase in additional paid-in capital for the year ended December 31, 2016 of $3.9 million was primarily related to share-based compensation for the year ended December 31, 2016.

Liquidity and Capital Resources

General

Greenlight Capital Re is organized as a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of administrative expenses. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends, which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of December 31, 2016, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Link to Table of Contents

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2016, approximately 94% (December 31, 2015: 96%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our consolidated statements of income for each reporting period.

For the years ended December 31, 2016, 2015 and 2014, the net cash used in operating activities was $35.8 million, $57.4 million and $133.7 million, respectively. During the year ended December 31, 2016, we paid $67.0 million to a third party relating to the construction defect liabilities loss portfolio transfer. In addition, included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $23.0 million, $35.0 million and $56.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding the investment related expenses from the net cash used in operating activities, the net cash primarily used by our underwriting activities was $12.8 million, $22.4 million and $77.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available. For the year ended December 31, 2016, other than the loss portfolio transfer, we generated cash from our underwriting activities of $54.2 million compared to cash used for underwriting activities of $22.4 million during the year ended December 31, 2015.

For the year ended December 31, 2016, our investing activities used cash of $30.4 million (2015 and 2014: provided cash of $177.7 million and $142.0 million, respectively), driven primarily by lower level of borrowing from prime brokers compared to the same period in 2015. Cash used for, or provided by, investing activities is net of any withdrawals from the joint venture by DME ($7.8 million for year ended December 31, 2016, nil for 2015 and $9.5 million for 2014). There were no financing activities during the year ended December 31, 2016.

As of December 31, 2016, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of December 31, 2016, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2016, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of December 31, 2016, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2016, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (2015: $720.0 million) with various financial institutions. The decrease was a result of a notice of cancellation we issued during

Link to Table of Contents

2016 to terminate one letter of credit facility that had a capacity of $120.0 million. See Note 14 of the accompanying consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of December 31, 2016, the aggregate amount of collateral provided to cedents under such arrangements was $341.7 million (2015: $324.2 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $397.2 million as of December 31, 2016 (2015: $402.9 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2016.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the year ended December 31, 2016.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2017 unless renewed by the Board of Directors. As of December 31, 2016, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2016, no Class A ordinary shares were repurchased by the Company.

As of December 31, 2016, there were 424,787 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2016 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$621	$543	$213	$—	$1,377
Private equity and limited partnerships (2)	9,210	—	—	—	9,210
Loss and loss adjustment expense reserves (3)	144,542	84,148	34,216	43,735	306,641
	$154,373	$84,691	$34,429	$43,735	$317,228
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of December 31, 2016, we had made total commitments of $25.3 million in private investments of which we had invested $16.1 million, and our remaining commitments to these investments total $9.2 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

Link to Table of Contents

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of December 31, 2016, $859.9 million of securities sold, not yet purchased, were secured by $859.9 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

The Company and its reinsurance subsidiaries have entered into a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). The term of each of the venture agreement and the advisory agreement was January 1, 2014 through December 31, 2016, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement. During 2016, the venture agreement and the advisory agreement were renewed for a further three year term from January 1, 2017 through December 31, 2019.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2016, performance allocation of $8.2 million and management fees of $16.3 million were included in net investment income.

We have entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The service agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

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

Link to Table of Contents

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the years ended December 31, 2016, 2015 and 2014, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of December 31, 2016, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of December 31, 2016, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $26.1 million, or 2.3%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of December 31, 2016, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of December 31, 2016, our investment portfolio included derivative instruments with underlying exposure to changes in oil and natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of December 31, 2016. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$13,730	1.2%	$(13,730)	(1.2)%
Natural Gas	6,731	0.6	(6,731)	(0.6)
Oil	2,820	0.2	(2,820)	(0.2)
Total	$23,281	2.0%	$(23,281)	(2.0)%

Link to Table of Contents

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of December 31, 2016, we had a net unhedged foreign currency exposure on GBP denominated loss reserves of £0.4 million. As of December 31, 2016, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated decrease in loss reserves of $0.05 million and a corresponding foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated increase of $0.05 million in our recorded loss reserves and a corresponding foreign exchange loss.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2016, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Australian Dollar	296	—	(296)	—
British Pound	(641)	(0.1)	641	0.1
Chinese Yuan	7,137	0.6	(3,491)	(0.3)
Japanese Yen	2,190	0.2	(2,034)	(0.2)
South Korean Won	(613)	(0.1)	613	0.1
Other	(329)	—	329	—
Total	$8,040	0.6%	$(4,238)	(0.3)%
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

Link to Table of Contents

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$15,806	1.4%	$(20,635)	(1.8)%
Interest rate swaps	4,001	0.3	(4,001)	(0.3)
Net exposure to interest rate risk	$19,807	1.7%	$(24,636)	(2.1)%

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

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors”).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth under Part IV Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Link to Table of Contents

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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
February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
February 22, 2017	February 22, 2017

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
February 22, 2017	February 22, 2017

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
February 22, 2017	February 22, 2017

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
February 22, 2017	February 22, 2017

/s/ BARTON HEDGES
Barton Hedges Director & Chief Executive Officer (principal executive officer)
February 22, 2017

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited Greenlight Capital Re, Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenlight Capital Re, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Greenlight Capital Re, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA

February 22, 2017

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. as of December 31, 2016 and 2015 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenlight Capital Re, Ltd. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenlight Capital Re, Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA
February 22, 2017

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2016	2015
Assets
Investments
Debt instruments, trading, at fair value	$22,473	$39,087
Equity securities, trading, at fair value	844,001	905,994
Other investments, at fair value	156,063	119,083
Total investments	1,022,537	1,064,164
Cash and cash equivalents	39,858	112,162
Restricted cash and cash equivalents	1,202,651	1,236,589
Financial contracts receivable, at fair value	76,381	13,215
Reinsurance balances receivable	219,126	187,940
Loss and loss adjustment expenses recoverable	2,704	3,368
Deferred acquisition costs, net	61,022	59,823
Unearned premiums ceded	2,377	3,251
Notes receivable, net	33,734	25,146
Other assets	4,303	6,864
Total assets	$2,664,693	$2,712,522
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$859,902	$882,906
Financial contracts payable, at fair value	2,237	28,245
Due to prime brokers	319,830	396,453
Loss and loss adjustment expense reserves	306,641	305,997
Unearned premium reserves	222,527	211,954
Reinsurance balances payable	41,415	18,326
Funds withheld	5,927	7,143
Other liabilities	14,527	12,725
Total liabilities	1,773,006	1,863,749
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,111,432 (2015: 30,772,572): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2015: 6,254,895))	3,737	3,703
Additional paid-in capital	500,337	496,401
Retained earnings	370,168	325,287
Shareholders’ equity attributable to shareholders	874,242	825,391
Non-controlling interest in joint venture	17,445	23,382
Total equity	891,687	848,773
Total liabilities and equity	$2,664,693	$2,712,522

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2016	2015	2014
Revenues
Gross premiums written	$536,072	$502,124	$324,023
Gross premiums ceded	(10,015)	(9,001)	(13,493)
Net premiums written	526,057	493,123	310,530
Change in net unearned premium reserves	(12,939)	(84,736)	43,710
Net premiums earned	513,118	408,387	354,240
Net investment income (loss)	76,183	(281,924)	122,575
Other income (expense), net	(935)	(3,413)	2,987
Total revenues	588,366	123,050	479,802
Expenses
Loss and loss adjustment expenses incurred, net	380,815	317,097	234,986
Acquisition costs, net	134,534	116,207	107,665
General and administrative expenses	25,808	23,434	24,500
Total expenses	541,157	456,738	367,151
Income (loss) before income tax	47,209	(333,688)	112,651
Income tax (expense) benefit	(509)	1,755	624
Net income (loss) including non-controlling interest	46,700	(331,933)	113,275
Loss (income) attributable to non-controlling interest in joint venture	(1,819)	5,508	(3,683)
Net income (loss)	$44,881	$(326,425)	$109,592
Earnings (loss) per share
Basic	$1.20	$(8.90)	$2.94
Diluted	$1.20	$(8.90)	$2.89
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,267,145	36,670,466	37,242,687
Diluted	37,340,018	36,670,466	37,874,387

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2013	$3,705	$496,622	$551,268	$1,051,595	$34,709	$1,086,304
Issue of Class A ordinary shares, net of forfeitures	33	—	—	33	—	33
Share-based compensation expense, net of forfeitures	—	3,931	—	3,931	—	3,931
Non-controlling interest contribution into (withdrawal from) joint venture, net	—	—	—	—	(9,502)	(9,502)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	3,683	3,683
Net income (loss)	—	—	109,592	109,592	—	109,592
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$28,890	$1,194,041
Issue of Class A ordinary shares, net of forfeitures	26	—	—	26	—	26
Repurchase of Class A ordinary shares	(61)	(8,483)	(9,148)	(17,692)	—	(17,692)
Share-based compensation expense, net of forfeitures	—	4,248	—	4,248	—	4,248
Short-swing sale profit from shareholder	—	83	—	83	—	83
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(5,508)	(5,508)
Net income (loss)	—	—	(326,425)	(326,425)	—	(326,425)
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	34	—	—	34	—	34
Share-based compensation expense, net of forfeitures	—	3,936	—	3,936	—	3,936
Non-controlling interest contribution into (withdrawal from) joint venture, net	—	—	—	—	(7,756)	(7,756)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	1,819	1,819
Net income (loss)	—	—	44,881	44,881	—	44,881
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$17,445	$891,687

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars)

	2016	2015	2014
Cash provided by (used in) operating activities
Net income (loss)	$44,881	$(326,425)	$109,592
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	(209,993)	265,401	187,753
Net realized gains (losses) on investments and financial contracts	113,836	(22,227)	(352,133)
Foreign exchange (gains) losses on cash and investments	3,094	6,225	(14,797)
Income (loss) attributable to non-controlling interest in joint venture	1,819	(5,508)	3,683
Share-based compensation expense, net of forfeitures	3,970	4,274	3,964
Depreciation expense	390	405	436
Net change in
Reinsurance balances receivable	(31,186)	(83,113)	16,155
Loss and loss adjustment expenses recoverable	664	(916)	5,306
Deferred acquisition costs, net	(1,199)	(25,403)	17,377
Unearned premiums ceded	874	776	(854)
Other assets	2,171	(1,791)	(1,349)
Loss and loss adjustment expense reserves	644	41,754	(65,651)
Unearned premium reserves	10,573	83,218	(44,321)
Reinsurance balances payable	23,089	7,524	1,583
Funds withheld	(1,216)	585	(3,568)
Other liabilities	1,802	(2,224)	3,092
Net cash provided by (used in) operating activities	(35,787)	(57,445)	(133,732)
Investing activities
Purchases of investments, trading	(1,310,837)	(1,252,969)	(1,603,856)
Sales of investments, trading	1,470,118	1,388,162	1,722,936
Payments for financial contracts	(60,414)	(25,765)	(13,302)
Proceeds from financial contracts	20,426	7,002	113,011
Securities sold, not yet purchased	699,237	892,085	934,769
Dispositions of securities sold, not yet purchased	(792,970)	(1,068,891)	(952,843)
Change in due to prime brokers	(76,623)	185,383	(103,632)
Change in restricted cash and cash equivalents, net	36,972	50,400	35,476
Change in notes receivable, net	(8,588)	2,279	18,983
Non-controlling interest withdrawal from joint venture, net	(7,756)	—	(9,502)
Net cash provided by (used in) investing activities	(30,435)	177,686	142,040
Financing activities
Short-swing sale profit from shareholder	—	83	—
Repurchase of Class A ordinary shares	—	(17,692)	—
Net cash provided by (used in) financing activities	—	(17,609)	—
Effect of foreign exchange rate changes on cash and cash equivalents	(6,082)	(2,500)	—
Net increase (decrease) in cash and cash equivalents	(72,304)	100,132	8,308
Cash and cash equivalents at beginning of the period	112,162	12,030	3,722
Cash and cash equivalents at end of the period	$39,858	$112,162	$12,030
Supplementary information
Interest paid in cash	$7,823	$21,959	$21,482
Income tax paid in cash	—	—	—
Non-cash transfer to notes receivable	—	25,859	—

The accompanying Notes to the Consolidated Financial Statements are an

Link to Table of Contents

integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty, property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the “Law”) and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Effective May 30, 2007, GLRE completed an initial public offering of 11,787,500 Class A ordinary shares at $19.00 per share. Concurrently, 2,631,579 Class B ordinary shares of GLRE were sold at $19.00 per share in a private placement offering. During 2008, Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015 (“Irish Regulations”). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE”.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL and Verdant. All significant intercompany transactions and balances have been eliminated on consolidation.

Reclassifications
During the year ended December 31, 2016, the Company revised its classification of the lines of business presented in Note 15 of the consolidated financial statements. As a result the gross written premiums relating to certain lines of business previously reported for the years ended December 31, 2015 and 2014, have been reclassified to conform to the current period presentation. The reclassification resulted in no changes to net income (loss) or retained earnings for any of the periods presented.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2016 and 2015, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a

Link to Table of Contents

profit commission is probable under the contract terms. As of December 31, 2016, $15.2 million (2015: $12.2 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2016, $6.5 million, (2015: $7.5 million, 2014: $2.7 million respectively) of net profit commission expense was included in acquisition costs in the consolidated statements of income.

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

At December 31, 2016, $18.6 million of notes receivable (net of any valuation allowance) were on non-accrual status
(2015: $23.0 million) and any payments received were applied to reduce the recorded value of the notes.

At December 31, 2016 and 2015, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at December 31, 2016 and 2015, were expected to be fully collectible.

Link to Table of Contents

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk, or a contract provides retroactive reinsurance that does not meet the conditions for reinsurance accounting. Any losses on such contracts are charged to earnings immediately. Any gains relating to such contracts are deferred and amortized over the estimated remaining settlement period. All such deferred gains are included in reinsurance balances payable in the consolidated balance sheets. Amortized gains are recorded in the consolidated statements of income as other income. At December 31, 2016 and 2015, there were no material deposit assets or deposit liabilities and no material gains or losses on deposit accounted contracts.

Fixed Assets

Fixed assets are included in other assets on the consolidated balance sheets and are recorded at cost when acquired. Fixed assets are comprised of computer software, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for both computer software, and furniture and fixtures.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews fixed assets that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2016, 2015 and 2014, there were no impairments in fixed assets.

At December 31, 2016, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(420)	$136
Furniture and fixtures	620	(569)	51
Leasehold improvements	2,002	(1,491)	511
Total	$3,178	$(2,480)	$698

At December 31, 2015, the cost, accumulated depreciation and net book values of the fixed assets were as follows:

	Cost	Accumulated depreciation	Net book value
	($ in thousands)
Computer software	$556	$(348)	$208
Furniture and fixtures	620	(513)	107
Leasehold improvements	2,002	(1,229)	773
Total	$3,178	$(2,090)	$1,088

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off outstanding balances due from the defaulting party against payments owed to the defaulting party or collateral held by the non-defaulting party. The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for U.S. GAAP purposes.

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

Link to Table of Contents

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

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date and the expense is recognized on a straight line basis over the vesting period, net of any estimated or expected forfeitures. Effective from the year ended December 31, 2016, the forfeiture rate is estimated based on the Company’s historical actual forfeitures relating to restricted shares and RSUs granted to employees. The forfeiture rate is reviewed annually and adjusted as necessary. No forfeiture rate is used for restricted shares granted to directors which vest over a twelve-month period.

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The model requires estimation of various inputs such as estimated term, forfeiture and dividend rates and expected volatility. In determining the grant date fair value, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures and no dividends paid during the life of the options. The estimate of expected volatility is based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading (May 24, 2007) to the grant date.

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

Foreign Exchange

The reporting and functional currency of the Company and all its subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are translated at the exchange rate in effect at the balance sheet date and translation exchange gains and losses, if any, are included in “other income (expense), net” in the consolidated statements of income.

Other Assets

Other assets consist primarily of investment income receivable, prepaid expenses, fixed assets and deferred tax assets.

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals. At December 31, 2016, other liabilities included accrued bonus of $9.0 million (2015: $8.2 million). Under the Company’s bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee’s target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid, with the approval of the Compensation Committee, in annual installments between three to five years from the end of the fiscal year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual

Link to Table of Contents

RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Also included in other liabilities are income taxes payable, dividends payable on investments, and accruals for professional fees and other general expenses.

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

	Year ended December 31
	2016	2015	2014
Weighted average shares outstanding - basic	37,267,145	36,670,466	37,242,687
Effect of dilutive service provider share-based awards	—	—	8,498
Effect of dilutive employee and director share-based awards	72,873	—	623,202
Weighted average shares outstanding - diluted	37,340,018	36,670,466	37,874,387
Anti-dilutive stock options outstanding	435,991	211,821	—
Participating securities excluded from calculation of loss per share	—	307,013	—

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

Link to Table of Contents

Segment Information

Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance as the source of the Company’s reportable segments.

The Company manages its business on the basis of one operating segment, Property and Casualty Reinsurance, in accordance with the qualitative and quantitative criteria established by U.S. GAAP.

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share as a practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in ASU 2015-07 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities are required to apply the amendments in this update retrospectively to all periods presented. The Company adopted ASU 2015-07 during the first quarter of 2016. As the Company measures certain investments in private equity funds using the NAV as a practicable expedient, upon adoption of ASU 2015-07, the fair value of these investments was removed from the fair value hierarchy for all periods presented in the Company’s consolidated financial statements. The Company will continue to disclose information on those investments for which fair value is measured at NAV as a practical expedient. Please refer to Note 3 “Financial Instruments” for the updated fair value hierarchy tables.

In May 2015, the FASB issued ASU 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 requires additional disclosures for short-duration contracts including incurred and paid claims development information, claims duration information, quantitative claims frequency information (unless impracticable), and an explanation of significant changes in methodologies and assumptions used to calculate the loss and loss adjustment expense reserves. ASU 2015-09 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU 2015-09 during 2016 and disclosed the additional information in its consolidated financial statements for the fiscal year ending December 31, 2016 and will begin disclosures of the interim requirements commencing from the first quarter of 2017. Please refer to Note 7 “Loss and Loss Adjustments Expense Reserves” for the disclosures relating to ASU 2015-09.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company currently has two operating leases for its office spaces as disclosed in Note 14 of the consolidated financial statements. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated

Link to Table of Contents

financial statements and anticipates implementing ASU 2016-02 during the first quarter of fiscal year 2019. The Company currently has two operating leases for its office spaces as disclosed in Note 14 of the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during the first quarter of fiscal year 2020.

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company currently separately discloses the restrictions on cash and cash equivalents in Note 6 of the consolidated financial statements and expects to continue these disclosures since ASU 2016-18 does not change the requirement in Regulation S-X (Rule 5-02) to separately disclose cash and cash equivalents that have restrictions on withdrawal or use. The Company currently presents changes in restricted cash and cash equivalents under investing activities in the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in the statement of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the consolidated statements of cash flows and will retrospectively reclassify all periods presented.

3.         FINANCIAL INSTRUMENTS

In the normal course of its business, the Company purchases and sells various financial instruments, which include listed and unlisted equities, corporate and sovereign debt, commodities, futures, put and call options, currency forwards, other derivatives and similar instruments sold, not yet purchased.
The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to the value of financial contracts receivable and assets held at counterparties. The Company mitigates its counterparty credit risk by using several counterparties, which decreases the likelihood of any significant concentration of credit risk with any one counterparty. The Company mitigates its exposure to counterparty risk by obtaining collateral from its counterparties based on the value of the financial contracts receivable. In addition, the Company is exposed to credit risk on corporate and sovereign debt instruments to the extent that the debtors may default on their debt obligations.

The Company is exposed to market risk including interest rate and foreign exchange fluctuations on financial instruments that are valued at market prices. Market movements can be volatile and difficult to predict. This may affect the ultimate gains or losses realized upon the sale of its holdings as well as the amount of net investment income reported in the consolidated statements of income. Management utilizes the services of the Company’s investment advisor to monitor the Company’s positions to reduce the risk of potential loss due to changes in market values. The investment advisor may be limited in its ability to trade certain investments on behalf of the Company.

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized losses on the sale of investments, financial contracts, and investments sold, not yet purchased during 2016 were $113.8 million (2015: $22.2 million gains, 2014: $352.1 million gains). Gross realized gains were $188.7 million (2015: $350.5 million, 2014: $596.6 million) and gross realized losses were $302.5 million (2015: $328.3 million, 2014: $244.5 million). For the year ended December 31, 2016, included in net investment income in the consolidated statements of income were $210.0 million of net

Link to Table of Contents

gains (2015: $265.4 million of net losses, 2014: $187.8 million of net losses) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2016, cash and investments with a fair value of $310.9 million (2015: $324.3 million) have been pledged as security against letters of credit issued, and $86.4 million (2015: $78.6 million) have been pledged as security relating to regulatory trusts.

As of December 31, 2016, the Company’s investments in gold and gold derivatives and General Motors (GM) were the only investments in excess of 10% of the Company’s shareholders’ equity, with fair values of $137.3 million, or 15.4%, and $92.9 million, or 10.4%, respectively, of shareholders’ equity.

As of December 31, 2015, the Company’s investment in gold and gold derivatives, was the only investment in excess of 10% of the Company’s shareholders’ equity, with a fair value of $98.0 million, or 11.6%, of shareholders’ equity.

   Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income (loss) in the consolidated statements of income.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2016:

	Fair value measurements as of December 31, 2016
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$21,819	$654	$22,473
Listed equity securities	823,421	20,580	—	844,001
Commodities	137,296	—	—	137,296
Private and unlisted equity securities	—	—	6,109	6,109
	$960,717	$42,399	$6,763	$1,009,879
Private equity funds measured at net asset value (1)				12,658
Total investments				$1,022,537
Financial contracts receivable	$20	$76,361	$—	$76,381

Liabilities:
Listed equity securities, sold not yet purchased	$(770,267)	$—	—	$(770,267)
Debt instruments, sold not yet purchased	—	(89,635)	—	(89,635)
Total securities sold, not yet purchased	$(770,267)	$(89,635)	—	$(859,902)
Financial contracts payable	$—	$(2,237)	—	$(2,237)
 (1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the consolidated balance sheets.

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
  (1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the consolidated balance sheets.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2016
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$505	$8,452	$8,957
Purchases	—	—	—
Sales	—	(2,539)	(2,539)
Total realized and unrealized gains (losses) and amortization included in earnings, net	149	196	345
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$654	$6,109	$6,763

There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2016.

Link to Table of Contents

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2015
	Assets					Liabilities
	Debt instruments	Private and unlisted equity securities (1)	Financial contracts receivable	Listed equity securities	Total	Financial contracts payable
	($ in thousands)
Beginning balance	$22,259	$6,449	$—	$—	$28,708	$—
Purchases	—	1,769	2,340	—	4,109	—
Sales	(21,561)	(41)	—	—	(21,602)	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	(193)	275	(3,027)	(692)	(3,637)	314
Transfers into Level 3	—	—	2,536	5,189	7,725	8,835
Transfers out of Level 3	—	—	(1,849)	(4,497)	(6,346)	(9,149)
Ending balance	$505	$8,452	$—	$—	$8,957	$—
(1) Restated to exclude investments measured at fair value using the net asset value practical expedient which are no longer classified in the fair value hierarchy.

During the year ended December 31, 2015, $5.2 million of equity securities that were listed on the Athens Stock Exchange (the “ASE”) were transferred from Level 1 to Level 3 due to trading being halted after June 26, 2015 for all equity securities listed on the ASE. As of June 30, 2015 there was no active market with observable trading prices to determine the fair values of these securities. Therefore, the fair values for these securities, as of June 30, 2015, were based on the last trading price of these securities on the ASE and adjusted for the estimated decline in the fair value of American depository receipts of other comparable securities for the period from June 27, 2015 to June 30, 2015. The ASE resumed trading on August 3, 2015 and the fair values of the ASE listed equity securities were once again based on observable prices in an active market. Therefore, $4.5 million of listed equity securities were transferred from Level 3 to Level 1 securities during the year ended December 31, 2015.

The fair values for derivatives for which the underlying securities traded on the ASE were also transferred to Level 3 securities during 2015 when the ASE halted trading, and were subsequently transferred out of Level 3 securities when the ASE resumed trading. Therefore, for the year ended December 31, 2015, $2.5 million and $8.8 million of financial contracts receivable and financial contracts payable, respectively, were transfered from Level 2 to Level 3 due to the fair values being based on unobservable inputs during the period that the ASE had halted trading. During the year ended December 31, 2015, $1.8 million of financial contracts receivable and $9.1 million of financial contracts payable, respectively, were transfered from Level 3 to Level 2 as fair values were based on observable inputs once the ASE resumed trading.

There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2015.

As of December 31, 2016, the Company held investments in private equity funds of $12.7 million (December 31, 2015: $12.6 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to December 31, 2016. The private equity funds have varying lock-up periods and, as of December 31, 2016, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of December 31, 2016, the Company had $9.2 million (December 31, 2015: $6.1 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

For the year ended December 31, 2016, included in net investment income in the consolidated statements of income were net realized losses relating to Level 3 securities of $1.4 million (2015: net realized losses of $1.4 million). In addition, for the

Link to Table of Contents

year ended December 31, 2016, amortization expense of nil (2015: $2.3 million) relating to financial contracts receivable, valued using unobservable inputs, was included in the consolidated statements of income as “other income (expense), net”.

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the year ended December 31, 2016 of $0.3 million (2015: net unrealized gains $0.6 million), were included in net investment income (loss) in the consolidated statements of income.

Investments

Debt instruments, trading

At December 31, 2016, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$21,294	$6,509	$(5,331)	$22,472
Corporate debt – Non U.S.	2,109	—	(2,108)	1
Total debt instruments	$23,403	$6,509	$(7,439)	$22,473

At December 31, 2015, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$25,674	$155	$(5,519)	$20,310
Corporate debt – Non U.S.	2,109	—	(1,795)	314
Sovereign debt – Non U.S.	17,688	1,225	(450)	18,463
Total debt instruments	$45,471	$1,380	$(7,764)	$39,087

The maturity distribution for debt instruments held at December 31, 2016 and 2015, was as follows:

	2016		2015
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	17,803	19,492	4,202	4,129
From five to ten years	4,649	2,327	18,840	14,780
More than ten years	951	654	22,429	20,178
	$23,403	$22,473	$45,471	$39,087

Equity securities, trading

At December 31, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$753,813	$115,379	$(40,706)	$828,486
Exchange traded funds	15,056	459	—	15,515
Total equity securities	$768,869	$115,838	$(40,706)	$844,001

Link to Table of Contents

At December 31, 2015, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,011,424	$67,114	$(187,885)	$890,653
Exchange traded funds	31,570	—	(16,229)	15,341
Total equity securities	$1,042,994	$67,114	$(204,114)	$905,994

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of December 31, 2016 and 2015, all commodities were comprised of gold bullion.

At December 31, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$6,625	$—	$137,296
Private and unlisted equity securities	14,418	4,375	(26)	18,767
	$145,089	$11,000	$(26)	$156,063

At December 31, 2015, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$102,092	$—	$(4,046)	$98,046
Private and unlisted equity securities	18,720	3,491	(1,174)	21,037
	$120,812	$3,491	$(5,220)	$119,083

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

At December 31, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(690,270)	$30,768	$(110,765)	$(770,267)
Sovereign debt – Non U.S.	(96,230)	6,595	—	(89,635)
	$(786,500)	$37,363	$(110,765)	$(859,902)

Link to Table of Contents

At December 31, 2015, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(803,842)	$102,469	$(94,681)	$(796,054)
Exchange traded funds	(9,572)	—	(2,855)	(12,427)
Sovereign debt – Non U.S.	(77,443)	3,018	—	(74,425)
	$(890,857)	$105,487	$(97,536)	$(882,906)

Financial Contracts

As of December 31, 2016 and 2015, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

In addition, during the year ended December 31, 2015, the Company had entered into an ILW with certain third-parties in order to purchase protection against worldwide wind and earthquake exposures from January 2015 to December 2015. In return for a fixed payment, the Company is entitled to receive a variable payment in the event of losses incurred by the insurance industry, as a whole, exceeding a specified threshold. During the year ended December 31, 2015, there was no industry loss event occurring that triggered a recovery under the ILW.

At December 31, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	134,495	$26,508
Commodity Swaps	USD	82,009	13,506
Interest rate swaps	JPY	20,490	218
Put options (2)	USD	115,481	6,703
Total return swaps – equities	EUR/GBP/USD	100,199	29,413
Warrants and rights on listed equities	EUR/USD	67	33
Total financial contracts receivable, at fair value			$76,381
Financial contracts payable
Forwards	KRW	6,880	(118)
Put options	USD	815	(172)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	31,257	(1,947)
Total financial contracts payable, at fair value			$(2,237)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.
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

As of December 31, 2016, the Company held $6.7 million OTC put options (long) (December 31, 2015: $8.7 million) and $22.4 million OTC call options (long) (December 31, 2015: $0.7 million).

Link to Table of Contents

During the years ended December 31, 2016, 2015 and 2014, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Year ended December 31
		2016	2015	2014
		($ in thousands)
Commodity swaps	Net investment income (loss)	$10,474	$(12,061)	$—
Credit default swaps, purchased – corporate debt	Net investment income (loss)	—	(156)	(345)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	—	(90)	(298)
Forwards	Net investment income (loss)	(302)	1,009	(490)
Futures	Net investment income (loss)	376	(952)	16,721
Interest rate options	Net investment income (loss)	—	—	(26)
Interest rate swaps	Net investment income (loss)	218	(706)	—
Options, warrants, and rights	Net investment income (loss)	10,261	(13,955)	1,020
Total return swaps – equities	Net investment income (loss)	28,612	(12,590)	13,142
Weather derivative swap	Other income (expense), net	—	(2,340)	—
Total		$49,639	$(41,841)	$29,724

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the year ended December 31, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2016
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Commodity swaps	$141,534	$100,045
Forwards	6,880	3,128
Futures	1,966,368	1,988,782
Interest rate swaps	20,490	—
Options, warrants and rights (1)	462,429	366,285
Total return swaps	86,688	59,810
Total	$2,684,389	$2,518,050
(1) Exited amount excludes derivatives which expired or were exercised during the period.

Link to Table of Contents

For the year ended December 31, 2015, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2015
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$—	$13,377
Futures	311,536	294,441
Interest rate swaps	9,139,000	7,213,000
Options, warrants and rights (1)	661,103	341,702
Commodity swaps	103,358	43,261
Total return swaps	67,844	185,128
Weather derivative swap	12,000	12,000
Total	$10,294,841	$8,102,909
(1) Exited amount excludes derivatives which expired or were exercised during the period.

The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties on its derivative instruments.

As of December 31, 2016, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2016	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$76,381	$—	$76,381	$(938)	$(44,572)	$30,871
Financial contracts payable	(2,237)	—	(2,237)	938	1,299	—

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

Link to Table of Contents

4.        DUE TO PRIME BROKERS

As of December 31, 2016, the amount due to prime brokers is comprised of margin-borrowing from prime brokers relating to investments purchased on margin as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit and trust accounts (see Notes 6 and 14). Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the consolidated balance sheets as due to prime brokers while the cash held in the custodial account and trust account is included on the consolidated balance sheets as restricted cash and cash equivalents.

Greenlight Re’s investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.        CASH AND CASH EQUIVALENTS

	December 31, 2016	December 31, 2015
	($ in thousands)
Cash at banks	$39,368	$44,133
Cash held with brokers	490	68,029
Total cash and cash equivalents	$39,858	$112,162

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

Restricted cash and cash equivalents also include amounts held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Notes 4 and 14). As of December 31, 2016 and 2015, the restricted cash and cash equivalents were comprised of the following:

	December 31, 2016	December 31, 2015
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$859,901	$882,906
Cash collateral relating to letters of credit issued	234,348	222,852
Cash held as collateral in trust accounts	86,351	78,584
Cash and cash equivalents held by swap counterparties	22,051	52,247
Total restricted cash and cash equivalents	$1,202,651	$1,236,589

Link to Table of Contents

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense reserves are comprised of:

●	case reserves resulting from claims notified to the Company by its clients;
●	incurred but not reported (“IBNR”) losses; and
●	estimated loss adjustment expenses.
Case reserves are provided by the clients, and IBNR losses are estimated each reporting period based on a contract by contract review of all data available for each individual contract. Each reinsurance contract is unique and the methods and estimates used vary depending on the facts and circumstances of each contract. The resulting total loss reserves, including IBNR loss reserves, are the sum of each loss reserve estimated on a contract by contract basis.

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including IBNR. These estimated ultimate reserves are based on internal actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are periodically reviewed by the Company on a contract by contract basis and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. The estimates are based upon actuarial and statistical projections and on an assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and periodically adjusted. All adjustments to the estimates are recorded in the period in which they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

For natural peril exposed business, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves. To establish IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, the Company uses industry information, knowledge of the business written and management’s judgment.

For all non-natural peril business, initial reserves for each individual contract is based on the expected loss and loss expense ratio calculated at the time the business was originally priced. In the pricing analysis, the Company typically utilizes a significant amount of information both from the individual client and from industry data. Where practical, historic reserving data that is received from the client, if any, is compared to publicly available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the data. The Company requests each client to provide loss information for each reporting period, which, depending on the contract, could be monthly or quarterly. The loss information required depends on the terms and conditions of each contract and may include many years of history. Depending on the type of business underwritten, the Company may receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. The Company may also receive information by class or subclass of business. If the reserving data is not available from a client, reliance may be placed on industry data, as well as the judgment and experience of the Company’s underwriters and actuaries.

The Company places more reliance on client and industry data than its own data to identify unusual trends requiring changes in reserve estimates. Each reinsurance contract is different and the degree to which reliance is placed on client data versus internal data varies greatly from contract to contract. The extent of reliance on client data for reserve setting purposes depends upon the availability of historical loss data from the client and judgment as to the reliability of the client’s historic loss performance as compared to its current book of business. The Company may from, time to time, supplement client data with industry and competitor information where deemed appropriate. Where available, the Company may also receive relevant actuarial reports from the client. This information is supplemented with subjective information on each client, which may include management experience, competitor information, meetings with the client and supplementary industry research and data.

Generally, the Company obtains regular updates of premium and loss related information for the current period and historical periods, which are utilized to update the initial expected loss and loss expense ratio. There may be a time lag from when claims are reported by the underlying insured to the client and subsequently when the client reports the claims to the Company. This time lag may impact the Company’s loss reserve estimates from period to period. Client reports have pre-determined reporting dates of when they are due (for example, fifteen days after month end). As such, the time lag in the client’s reporting depends upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly,

Link to Table of Contents

there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notification needs to be received immediately upon the occurrence of an event. Once the updated information is received, the Company uses a variety of standard actuarial methods for its analysis each quarter. Such methods may include:

●
Paid Loss Development Method.  Ultimate losses are estimated by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid in a consistent pattern. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled.

●
Reported Loss Development Method. Ultimate losses are estimated by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverage that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates have been established.

●
Expected Loss Ratio Method. Ultimate losses are estimated under the expected loss ratio method, by multiplying earned premiums by an expected loss ratio. Expected loss ratio is selected using industry data, historical company data and actuarial professional judgment. This method is used for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

●
Bornhuetter-Ferguson Paid Loss Method. Ultimate losses are estimated by modifying expected loss ratios to the extent paid losses experienced to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. Generally this method is used for lines of business and contracts where there are limited historical paid losses.

●
Bornhuetter-Ferguson Reported Loss Method. Ultimate losses are estimated by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses. Generally this method is used for lines of business and contracts where there are limited historical reported losses.

●
Frequency / Severity Method. Ultimate losses are estimated under this method by multiplying the ultimate number of claims (i.e. the frequency), by the estimated ultimate average cost per claim (i.e. the severity). By analyzing claims experience by its frequency and severity components, the Company is able to examine trends and patterns in the rates of claims emergence (i.e. reporting) and settlement (i.e. closure) as well as in the average cost of claims. The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately rather than in the total losses.

In addition, the Company may supplement its analysis with other reserving methodologies that are deemed to be relevant to specific contracts.

For each contract, the Company utilizes such reserving methodology that the actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. Various actuarial methods are utilized to provide data point estimates to aid in the estimation of reasonable and adequate loss reserves. In setting loss reserves, the Company does not select a range of estimates that may be subject to adjustment. Instead, the Company analyzes reserves on a contract by contract basis and does not reserve based on aggregated product lines. The decision of whether to use a single methodology or a combination of multiple methodologies depends upon the contract and the judgment of the actuaries responsible for the contract. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain of the methods are considered more appropriate depending on the type and structure of the contract, the age and maturity of the contract, and the duration of the expected paid losses on the contract. For example, the data estimation for contracts that are relatively new and therefore, have little paid loss development, is more appropriately considered using the Bornhuetter-Ferguson Reported Loss Method than a paid loss development method.

The Company’s gross aggregate reserves are the sum of the point estimate reserves of all contracts. The Company performs a quarterly loss reserve analysis on each contract regardless of the line of business. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. Generally, IBNR loss reserves for each contract is calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. Each quarter, the reserving committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, Chief Risk Officer and Reserving Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s actuaries. The reserving committee discusses each contract individually and approves or revises the stated reserves.

Link to Table of Contents

Additionally, an independent third-party actuarial firm performs a quarterly reserve review and annually opines on the reasonableness and adequacy of the aggregate loss reserves. The Company provides the third-party actuarial firm with its pricing models, reserving analysis and any other data they may request. Additionally, the actuarial firm may inquire as to the various assumptions and estimates used in the reserving analysis. The external actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a loss reserve estimate for each contract in the portfolio and recommends an aggregate loss reserve, including IBNR. If there are material differences between the Company’s aggregate booked reserves and the actuarial firm’s recommended reserves, the differences are reviewed and the booked reserves are adjusted if necessary. To date there have been no material differences resulting from the external actuary’s reviews requiring adjustments to the Company’s booked reserves.

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the year ended December 31, 2016.

At December 31, 2016 and 2015, loss and loss adjustment expense reserves were comprised of the following:

	2016	2015
	($ in thousands)
Case reserves	$98,815	$111,535
IBNR	207,826	194,462
Total	$306,641	$305,997

A summary of changes in outstanding loss and loss adjustment expense reserves is as follows:

Consolidated	2016	2015	2014
	($ in thousands)
Gross balance at January 1	$305,997	$264,243	$329,894
Less: Losses recoverable	(3,368)	(11,523)	(16,829)
Net balance at January 1	302,629	252,720	313,065
Incurred losses related to:
Current year	345,303	266,796	216,757
Prior years	35,512	50,301	18,229
Total incurred	380,815	317,097	234,986
Paid losses related to:
Current year	(156,181)	(132,017)	(163,139)
Prior years	(216,489)	(132,846)	(130,438)
Total paid	(372,670)	(264,863)	(293,577)
Foreign currency revaluation	(6,837)	(2,325)	(1,754)
Net balance at December 31	303,937	302,629	252,720
Add: Losses recoverable	2,704	3,368	11,523
Gross balance at December 31	$306,641	$305,997	$264,243

Link to Table of Contents

The rollforward of outstanding loss and loss adjustment expense reserves for health claims is as follows:

Health	2016	2015	2014
	($ in thousands)
Gross balance at January 1	$21,533	$14,137	$9,778
Less: Losses recoverable	—	—	—
Net balance at January 1	21,533	14,137	9,778
Incurred losses related to:
Current year	38,726	34,136	32,970
Prior years	(1,477)	(2,680)	2,873
Total incurred	37,249	31,456	35,843
Paid losses related to:
Current year	(22,039)	(14,090)	(19,028)
Prior years	(17,750)	(9,970)	(12,456)
Total paid	(39,789)	(24,060)	(31,484)
Foreign currency revaluation	—	—	—
Net balance at December 31	18,993	21,533	14,137
Add: Losses recoverable	—	—	—
Gross balance at December 31	$18,993	$21,533	$14,137

For the year ended December 31, 2016, the net losses incurred included $35.5 million related to net adverse loss development on reserves relating to accident years prior to 2016. During the year ended December 31, 2016, the loss development on prior year contracts primarily related to the following:

●	$19.0 million of losses resulting from the loss portfolio transfer and subsequent novation of the legacy construction defect liabilities;

●
$7.0 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of “assignment of benefits” whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $1.4 million decrease in ceding commissions and profit commissions recorded as acquisition costs;

●
$6.7 million of adverse loss development relating to our private passenger motor contracts. While the loss indications are close to our expectations, the volume and frequency of unmerited suits served to the cedent by attorneys and medical clinics has resulted in an increase in loss adjustment expenses to defend such claims. The increase in loss reserve was partially offset by a $3.9 million decrease in ceding commissions recorded as acquisition costs; and

●
$4.5 million of adverse loss development on an excess of loss contract relating to losses resulting from the U.S. sub-prime crisis. However, because this contract included a provision for additional premiums, the increase in losses was partially offset by $1.4 million of additional premiums earned.

There were no other significant developments of prior period loss reserves during the year ended December 31, 2016.

For the year ended December 31, 2015, the net losses incurred included $50.3 million related to net adverse loss development on reserves relating to accident years prior to 2015. During the year ended December 31, 2015, the loss development on prior year contracts primarily related to the following:

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

Link to Table of Contents

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

●
$9.3 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms and increase in the practice of assignment of benefits. However, because some of these contracts included sliding scale ceding commission rates, the increase in loss reserves was partially offset by a $5.1 million decrease in ceding commissions and profit commissions recorded as acquisition costs;

●
$2.4 million of net adverse loss development relating to our solicitors’ professional indemnity contracts as a result of multiple large claims reported during the period and an increase in incurred losses;

●
$5.1 million of favorable loss development relating to an excess of loss property contract resulting in the elimination of loss reserves based on updated loss information received from the insured during the period indicating that no losses will breach into our layer of coverage. The decrease in loss reserves was more than offset by a reversal of $2.5 million of earned premiums and an accrual of $3.4 million of profit commission recorded as acquisition costs;

●
$4.5 million of favorable loss development relating to private passenger motor contracts during the period. The decrease in loss reserves was partially offset by $3.3 million of additional ceding commissions recorded as acquisition costs;

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

●
$4.0 million of adverse loss development relating to a solicitors’ professional indemnity contract as a result of a combination of large claims reported and increases in case reserves on several smaller claims. Loss reserves were increased on this contract after a detailed review of existing claims data received from the client, audits of claim files at the third party claims administrator and actuarial analysis based on all available information. The contract terms included sliding scale ceding commission rates and profit commissions. As a result, the increase in loss reserves was offset by a $0.6 million decrease in ceding commissions and profit commissions which were recorded as decreases to acquisition costs;

●
$3.0 million of adverse loss development relating to the employer medical stop-loss business. Loss reserves were increased on these contracts after a detailed review of existing claims data received from the clients, audits of claim files at the third party claims administrators and actuarial analysis based on all available information; and

Link to Table of Contents

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

Disclosures about Short Duration Contracts

The Company manages its business on the basis of one operating segment, property & casualty reinsurance. Within the property and casualty reinsurance segment, management analyzes the underwriting operations using two categories: frequency business; and severity business. Frequency business is generally characterized as contracts containing a potentially large number of small losses emanating from multiple events. Severity business is generally characterized as contracts with the potential for significant losses emanating from one event or multiple events.

For each of the frequency and severity categories, the following tables presents the incurred and paid claims development as of December 31, 2016, net of retrocession, as well as the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. As required by U.S. GAAP, health claims have been disaggregated and presented separately.

The information in the tables below about incurred and paid claims development for the years ended December 31, 2007 to 2015, is presented as unaudited supplementary information.

Frequency - Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited - Supplementary Information)
	($ in thousands)
2007	$107	$97	$107	$105	$105	$103	$103	$103	$103	$103	$—
2008		10,593	11,677	11,432	11,428	11,249	11,249	11,249	11,247	11,247	—
2009			24,905	23,884	23,321	23,327	23,402	23,402	23,401	23,401	—
2010				36,066	35,916	36,165	36,120	36,120	36,107	36,107	—
2011					36,088	36,205	35,755	35,737	35,533	35,533	—
2012						10,494	9,781	9,723	9,621	9,621	—
2013							43,895	46,844	47,301	47,047	—
2014								32,970	30,154	29,492	—
2015									34,136	33,576	2,307
2016										38,726	16,687
									Total	$264,853

Link to Table of Contents

Frequency - Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited - Supplementary Information)
	($ in thousands)
2007	$—	$40	$103	$103	$103	$103	$103	$103	$103	$103
2008		4,199	10,890	11,247	11,247	11,247	11,247	11,247	11,247	11,247
2009			8,617	23,069	23,380	23,401	23,401	23,401	23,401	23,401
2010				17,771	35,609	36,107	36,107	36,107	36,107	36,107
2011					27,104	35,531	35,533	35,533	35,533	35,533
2012						9,382	9,621	9,621	9,621	9,621
2013							34,515	46,971	47,047	47,047
2014								19,028	28,921	29,492
2015									14,090	31,269
2016										22,039
									Total	245,859
				All outstanding liabilities before 2007, net of reinsurance						0
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$18,993

Frequency - Non-Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited - Supplementary Information)
	($ in thousands)
2007	$36,425	$22,631	$16,527	$16,232	$16,232	$16,237	$16,237	$16,237	$16,237	$16,235	$—
2008		38,126	34,675	35,893	38,669	40,523	40,161	41,620	42,078	41,707	—
2009			79,796	91,523	101,259	109,736	106,040	107,323	112,312	111,741	—
2010				130,353	144,230	162,110	161,667	165,525	173,989	177,100	95
2011					170,979	192,356	203,811	214,452	240,618	256,320	1,922
2012						200,058	201,019	201,678	214,699	216,590	2,463
2013							373,651	369,772	370,516	370,993	7,269
2014								176,397	176,570	177,499	19,557
2015									224,100	228,027	51,763
2016										289,367	156,083
									Total	$1,885,579

Link to Table of Contents

Frequency - Non-Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited - Supplementary Information)
	($ in thousands)
2007	$7,308	$14,425	$16,201	$16,235	$16,235	$16,235	$16,235	$16,235	$16,235	$16,235
2008		10,345	25,145	31,683	36,584	39,147	40,265	41,108	41,161	41,707
2009			26,518	62,220	81,055	94,842	99,832	103,905	105,421	111,741
2010				49,616	99,903	128,188	144,517	157,036	162,497	177,006
2011					78,207	133,960	168,794	185,459	202,694	254,397
2012						92,505	175,010	187,570	195,655	214,126
2013							205,227	329,161	355,121	363,724
2014								82,110	149,253	157,942
2015									109,087	176,264
2016										133,285
									Total	1,646,428
				All outstanding liabilities before 2007, net of reinsurance						0
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Frequency)								$239,151

Severity
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited - Supplementary Information)
	($ in thousands)
2007	$6,142	$9,141	$10,266	$8,792	$9,039	$8,634	$10,513	$10,512	$10,513	$12,643	$2,579
2008		16,500	19,329	18,237	18,028	17,469	19,583	19,582	17,843	20,212	4,969
2009			19,055	15,332	14,931	14,290	14,183	14,010	10,820	10,796	6,595
2010				4,492	5,147	14,079	14,042	14,291	14,194	14,332	2,752
2011					5,071	5,069	5,068	5,079	5,074	5,081	32
2012						15,000	—	—	—	—	—
2013							2,878	1,865	1,494	1,489	10
2014								4,673	4,650	4,708	1,891
2015									8,249	8,387	6,999
2016										17,210	16,353
									Total	$94,857

Link to Table of Contents

Severity
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited - Supplementary Information)
	($ in thousands)
2007	$—	$—	$—	$1,765	$3,777	$5,782	$5,802	$5,802	$5,803	$10,064
2008		—	—	3,148	6,391	10,320	10,356	10,356	10,504	15,243
2009			276	2,582	3,364	3,753	3,902	3,959	4,180	4,201
2010				281	862	1,112	1,237	5,892	6,061	11,580
2011					24	5,033	5,038	5,044	5,047	5,048
2012						—	—	—	—	—
2013							94	722	1,214	1,480
2014								1,558	2,498	2,817
2015									418	1,388
2016										857
									Total	52,679
				All outstanding liabilities before 2007, net of reinsurance						0
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Severity)								$42,178

For any incurred and paid claims denominated in a currency other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect as of the current year end date. As a result, all prior year information has been restated to reflect the exchange rates as of December 31, 2016. This removes any changes in foreign currency exchange rates from distorting the claims development between the years presented.

For assumed contracts the Company does not receive claims information by accident year from the ceding insurers, but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the Company may have the covered losses occurring in an accident year other than the treaty year. In addition, each treaty year contract may have exposures to multiple accident years with covered claims occurring beyond the treaty year. For the purpose of the above tables, the incurred and paid claims have been allocated to the accident years based on the proportion of premiums earned for each contract during such accident year.

For example, a one-year treaty incepting on October 1, 2010 (with underlying policies each having a one-year duration), would have a 24-month period over which the premiums would be earned. Therefore claims would be allocated to accident years 2010, 2011 and 2012 based on the proportion of the premiums earned during each accident year. Therefore, for illustration of this contract, any claims reported during 2010 would be allocated to the 2010 accident year. For losses reported during 2011, the claims be would allocated between 2010 and 2011 based on the percentage of premiums earned during 2010 and 2011. Similarly, for losses reported during 2012 and thereafter, the losses would be allocated to the 2010, 2011 and 2012 accident years based the proportion of premiums earned during each of those years. The allocation to accident years results in losses from natural catastrophe events for severity contracts allocated in proportion to the premiums earned in an accident year rather than the year during which the natural catastrophe event occurred.

Link to Table of Contents
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2016
($ in thousands)
Net outstanding liabilities
Health	$18,993
Frequency - non-health	239,151
Severity	42,178
Liabilities for claims and claims adjustment expenses, net of reinsurance	300,322
Add: Reinsurance recoverable on unpaid claims	2,704
Add: Unallocated claims adjustment expenses	3,615
Total gross liabilities for unpaid claims and claim adjustment expense	$306,641

The average historical annual percentage payout of net incurred claims (excluding health) as of the year ended December 31, 2016 is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Frequency - Non-health	36.6%	31.5%	11.2%	6.1%	4.8%	5.4%	2.4%	1.5%	0.4%	—%
Severity	3.1%	12.4%	4.3%	5.9%	28.5%	6.3%	14.7%	7.5%	8.3%	9.1%

Historical annual percentage payout for health claims are excluded from the above table because most of them have short settlement periods and including them would skew the results presented. In addition, the payout percentages for the severity business are expected to fluctuate, sometimes significantly, due to the volatile nature of the severity contracts.

As a reinsurance entity, the Company does not consistently receive detailed claims frequency information, such as claims counts, from the ceding insurers and third party claim handlers. Due to the nature of the reinsurance contracts, the underlying insured reports claims to the insurer who cedes losses to the Company. The Company is contractually obligated to reimburse the ceding insurer for its share of the losses. While the Company has the right to conduct audits of the insurer’s claims files, the insurer is generally not obligated to provide detailed listing of claims counts or other claims frequency information to the Company. Therefore it is impracticable for the Company to present the cumulative number of reported claims by accident year.

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

For the year ended December 31, 2016, loss and loss adjustment expenses incurred of $380.8 million (2015: $317.1 million and 2014: $235.0 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.9 million (2015: $1.7 million and 2014: $4.4 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2016, the Company had losses receivable and loss reserves recoverable of $2.2 million (2015: $3.1 million) from unrated retrocessionaires which were secured by cash collateral held by the Company. At December 31, 2016, $0.5 million (2015: $0.3 million) of losses recoverable were from a retrocessionaire rated A- by A.M. Best.

Link to Table of Contents

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2016 and 2015, no provision for uncollectible losses recoverable was considered necessary.

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2016, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

The Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008 (the “Articles”), provide that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote an amount of shares which would cause any United States person to own (directly, indirectly or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

Pursuant to the Shareholders’ Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders (the “Shareholders’ Agreement”), the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders’ Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to become registered. The Shareholders’ Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders’ Agreement are not deemed to be liabilities; therefore, there has been no recognition in the consolidated financial statements of the registration rights granted pursuant to the Shareholders’ Agreement.

As of December 31, 2016, the Company has an effective Form S-3 registration statement, on file with the SEC, for an aggregate principal amount of $200.0 million in securities.

Shares authorized for issuance are comprised of 300,000 (2015: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 3,500,000 (2015: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible employees, directors and consultants. As of December 31, 2016 and 2015, there were no remaining Class A ordinary shares available for future issuance relating to share purchase options granted to the service provider as all options granted to service providers had been exercised. As of December 31, 2016 424,787 (2015: 658,775) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2017, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2016, no Class A ordinary shares were repurchased by the Company. As of December 31, 2016, 2.0 million shares remained available for repurchase under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

Link to Table of Contents

The following table is a summary of voting ordinary shares issued and outstanding:

	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,772,572	6,254,895	31,129,648	6,254,895	30,791,865	6,254,949
Issue of ordinary shares, net of forfeitures	338,860	—	256,464	—	337,729	—
Repurchase of ordinary shares	—	—	(613,540)	—	—	—
Class B shares converted to Class A shares	—	—	—	—	54	(54)
Balance – end of year	31,111,432	6,254,895	30,772,572	6,254,895	31,129,648	6,254,895

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement of
US$50.0 million and a Prescribed Capital Requirement of $276.0 million on Greenlight Re as of December 31, 2016 (2015: $466.5 million). As of December 31, 2016, Greenlight Re’s statutory capital and surplus of $833.2 million exceeded the Minimum Capital Requirement as well as the Prescribed Capital Requirement. For the years ended December 31, 2016, 2015 and 2014, Greenlight Re’s net income (loss) was $44.8 million, $(309.5) million, and $113.3 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2016 and 2015.

As of December 31, 2016, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2016, no dividends (2015: $5.0 million, 2014: nil) were declared and paid by Greenlight Re or GRIL to the Company. As of December 31, 2016 and 2015, $557.2 million and $322.4 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2016 and 2015, none of GRIL’s capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of capital. As of December 31, 2016 and 2015, GRIL met such requirements. As of December 31, 2016 and 2015, GRIL’s statutory capital and surplus was $52.4 million and $50.3 million, respectively. As of December 31, 2016, GRIL’s statutory minimum capital required under Solvency II was approximately $9.9 million. Prior to the implementation of Solvency II, GRIL was subject to a required solvency margin of $18.1 million as of December 31, 2015. GRIL’s statutory net income (loss) was $3.2 million, $(12.8) million and $(3.3) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

For the year ended December 31, 2016, 153,648 (2015: 78,685, 2014: 127,186) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During

Link to Table of Contents

the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2016, the Company also issued to non-employee directors an aggregate of 39,288 (2015: 28,215, 2014: 28,060) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2016, 11,897 (2015: 9,621, 2014: 38,706) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2016, in accordance with U.S. GAAP, $0.1 million of stock compensation expense (2015: $0.1 million, 2014: $0.4 million) relating to the forfeited restricted shares was reversed. In addition, $0.4 million of stock compensation expense was reversed for the year ended December 31, 2016, relating to the Company’s Chief Executive Officer’s (the “CEO”) restricted shares that were likely to be forfeited.

The Company recorded $3.1 million of share-based compensation expense, net of the reversal for forfeitures, relating to restricted shares for the year ended December 31, 2016 (2015: $3.6 million, 2014: $3.3 million). As of December 31, 2016, there was $2.9 million (2015: $3.7 million, 2014: $4.2 million) of unrecognized compensation cost relating to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.6 years (2015: 1.6 years, 2014: 1.8 years). For the year ended December 31, 2016, the total fair value of restricted shares vested was $3.1 million (2015: $3.2 million, 2014: $2.9 million).

The following table summarized the activity for unvested outstanding restricted share award during the years ended December 31, 2016 and 2015:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2014	330,087	$27.90
Granted	106,900	31.56
Vested	(120,353)	26.26
Forfeited	(9,621)	30.49
Balance at December 31, 2015	307,013	29.74
Granted	192,936	21.53
Vested	(122,620)	25.66
Forfeited	(11,897)	29.97
Balance at December 31, 2016	365,432	$26.76

Employee and Director Stock Options

For the year ended December 31, 2016, 57,386 Class A ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract (2015: 40,683). These options vest 25% on the date of the grant, and 25% each on the anniversary thereof in 2017, 2018 and 2019, and expire 10 years after the grant date. The grant date fair value of these options was $8.71 per share (2015: $12.29 per share, 2014: $15.71), based on the Black-Scholes option pricing model. The estimate of expected volatility for options granted during 2016 and 2015 was based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to August 5, 2016. For options granted prior to 2014, the Company had determined the expected volatility based primarily on the historical volatility of a peer group of companies in the reinsurance industry while also considering the Company’s own historical volatility.

Link to Table of Contents

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2016	2015	2014
Risk free rate	1.54%	2.15%	2.47%
Estimated volatility	32.4%	32.8%	34.3%
Expected term (in years)	10	10	10
Dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2016 was $0.9 million (2015: $0.5 million, 2014: $0.5 million) all related to the options granted to the CEO. At December 31, 2016, there was no remaining compensation cost to be recognized in future periods relating to the CEO’s stock options as the remaining options were deemed to likely vest on March 31, 2017 and the expense was recognized as of December 31, 2016. As of December 31, 2015, the total compensation cost related to non-vested options not yet recognized was $0.4 million (2014: $0.4 million) to be recognized over a weighted average period of 1.5 years (2014: 1.5 years) assuming the employees complete their service period for vesting of the options.

For the year ended December 31, 2016, stock options exercised by directors and employees resulted in 156,022 Class A ordinary shares being issued, net of shares surrendered as a result of the cashless exercise of stock options (2015: 158,925, 2014: 207,328). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2013	1,402,987	$15.82	$7.08
Granted	31,821	32.37	15.71
Exercised	(318,500)	11.29	5.67	$6.7
Balance at December 31, 2014	1,116,308	17.58	7.73	$16.8	3.0 years
Granted	40,683	26.67	12.29
Exercised	(250,000)	11.10	5.57	$4.8
Balance at December 31, 2015	906,991	19.78	8.53	$2.6	2.9 years
Granted	57,386	19.87	8.71
Exercised	(421,000)	12.53	6.44	$3.1
Balance at December 31, 2016	543,377	$25.40	$10.17	$0.5	4.7 years

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2016	December 31, 2015	December 31, 2014
Number of options exercisable	472,042	851,020	1,062,022
Weighted average exercise price	$25.73	$19.22	$17.02
Weighted average remaining contractual term	4.1	2.6	2.7
Intrinsic value ($ in millions)	$0.4	$2.6	$16.6

During the year ended December 31, 2016, 42,022 (2015: 38,998, 2014: 53,828) options vested which had a weighted average grant date fair value of $11.90 (2015: $12.82, 2014: $11.76).

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

For the year ended December 31, 2016, 7,444 (2015: 6,821, 2014: 9,668) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Company recorded $(0.1) million of share-based compensation expense (recovery), net of forfeitures, relating to RSUs for the year ended December 31, 2016 (2015: $0.2 million, 2014: $0.1 million). The recovery for the year ended December 31, 2016 was due to reversal of share-based compensation expense previously recorded on RSUs that were forfeited during 2016.

Employee RSU activity during the years ended December 31, 2016 and 2015 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2014	15,609	$29.72
Granted	6,821	32.21
Vested	(260)	24.30
Forfeited	—	—
Balance at December 31, 2015	22,170	30.55
Granted	7,444	21.56
Vested	(1,799)	26.48
Forfeited	(11,881)	29.60
Balance at December 31, 2016	15,934	$27.88

For the years ended December 31, 2016, 2015 and 2014, the general and administrative expenses included stock compensation expense (net of forfeitures) of $4.0 million, $4.3 million and $4.0 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

11.      NET INVESTMENT INCOME

A summary of net investment income (loss) for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	($ in thousands)
Realized gains (losses)	$(113,836)	$22,227	$352,133
Change in unrealized gains and losses	209,993	(265,401)	(187,753)
Investment related foreign exchange gains (losses)	2,988	(3,725)	14,797
Interest and dividend income, net of withholding taxes	23,915	15,313	31,423
Interest, dividend and other expenses	(22,334)	(31,092)	(38,892)
Investment advisor compensation	(24,543)	(19,246)	(49,133)
Net investment income (loss)	$76,183	$(281,924)	$122,575

Interest and dividend income in the above table are net of any withholding taxes. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2016, investment income, net of all fees and expenses, resulted in a gain of 7.2% on the investment portfolio. This compares to a loss of 20.2% and a gain of 8.7% reported for the years ended December 31, 2015 and 2014, respectively.

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

At December 31, 2016, included in the consolidated balance sheet under other assets were taxes recoverable of nil relating to GRIL (2015: $0.5 million relating to Verdant and GRIL), and a deferred tax asset of $1.3 million, primarily relating to GRIL’s net operating losses carried forward (2015: $1.8 million). At December 31, 2016, GRIL had a net operating loss carryforward of $10.1 million which can be carried forward indefinitely. Based on the likelihood of GRIL generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset and taxes recoverable will be fully realized in the future and therefore no valuation allowance has been recorded.

At December 31, 2016, Verdant had a net operating loss carryforward of $1.7 million which can be carried forward for a period of 20 years from the year the loss occurred and therefore will expire in 2033.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Current tax (expense) benefit	$(492)	$15	$638
Deferred tax (expense) benefit	(17)	1,740	(14)
Income tax (expense) benefit	$(509)	$1,755	$624

The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, Greenlight Re, GRIL or Verdant.

Federal Excise Taxes

The United States also imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2016, 2015 and 2014, the Company incurred approximately $3.9 million, $3.3 million and $2.2 million, respectively, of federal excise taxes, net of any refunds received. These amounts are reflected as acquisition costs in the Company’s consolidated statements of income.

13.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors LLC (“DME”) are participants of a joint venture for the purpose of managing certain jointly held assets, as may be amended from time to time (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time (the “advisory agreement”). Effective January 1, 2017, the venture agreement and the advisory agreements were amended and restated to replace the previous agreements dated January 1, 2014, and will expire on December 31, 2019 and renew automatically for successive three-year periods. DME and

Link to Table of Contents

DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2016, $8.2 million performance allocation (2015: nil, 2014: $28.5 million) was netted against gross investment income.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the year ended December 31, 2016 were management fees of $16.3 million (2015: $19.2 million, 2014: $20.6 million). The management fees have been fully paid as of December 31, 2016.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the year ended December 31, 2016, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc (“GRBK”), a publicly traded company. During the year ended December 31, 2014, the Company, along with certain affiliates of DME Advisors, provided debt financing to GRBK and acquired equity shares of GRBK. During the year ended December 31, 2016, the Company’s investment income included nil (2015: $1.0 million) of interest relating to this debt. During the third quarter of 2015, GRBK repaid the debt in full along with all accrued interest and prepayment fees, and the Company purchased additional equity shares of GRBK. As of December 31, 2016, $34.8 million (2015: $25.0 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2016, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	100,000	June 30, 2017	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2017	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2018	120 days prior to termination date
	$600,000

On April 4, 2016, the Company provided a notice of cancellation to terminate the Bank of America, N.A. letter of credit facility of $120.0 million. As of December 31, 2016, an aggregate amount of $255.4 million (2015: $245.6 million) in letters of

Link to Table of Contents

credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash and cash and cash equivalents. As of December 31, 2016, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $310.9 million (2015: $324.3 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2016 and 2015.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of December 31, 2016, collateral of $86.4 million (2015: $78.6 million) was provided to cedents in the form of regulatory trust accounts.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of December 31, 2016.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2016.

The total rent expense related to leased office space for the year ended December 31, 2016 was $0.6 million, (2015: $0.5 million, 2014: $0.5 million).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of December 31, 2016, the Company had commitments to invest an additional $9.2 million (2015: $6.1 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of December 31, 2016.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2017	2018	2019	2020	2021	Thereafter	Total
	($ in thousands)
Operating lease obligations	$621	$388	$155	$155	$58	$—	$1,377
Private equity and limited partnerships (1)	9,210	—	—	—	—	—	9,210
	$9,831	$388	$155	$155	$58	$—	$10,587
(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2017.

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

Link to Table of Contents

the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition or operating results.

15.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company’s gross written premiums:

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Largest broker	$274,816	51.3%	$278,003	55.4%	$161,405	49.8%
2nd largest broker	104,684	19.5	110,246	22.0	61,809	19.1
3rd largest broker	—	—	—	—	40,773	12.6
	$379,500	70.8%	$388,249	77.4%	$263,987	81.5%

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business *

	Year ended December 31
	2016		2015		2014
	($ in thousands)
Property
Commercial	$16,180	3.0%	$15,633	3.1%	$11,826	3.6%
Motor	39,551	7.4	34,529	6.9	24,008	7.4
Personal	47,893	8.9	57,495	11.5	63,997	19.8
Total Property	103,624	19.3	107,657	21.5	99,831	30.8
Casualty
General Liability	34,450	6.4	27,620	5.5	11,234	3.5
Motor	227,030	42.4	203,624	40.6	127,858	39.4
Professional	37,847	7.1	65,607	13.1	26,129	8.1
Workers' Compensation	25,456	4.7	12,646	2.5	730	0.2
Total Casualty	324,783	60.6	309,497	61.7	165,951	51.2
Specialty
Accident & Health	52,114	9.7	56,784	11.3	43,837	13.5
Financial	34,658	6.5	6,699	1.3	5,067	1.6
Marine	9,127	1.7	9,283	1.8	5,120	1.6
Other	11,766	2.2	12,204	2.4	4,217	1.3
Total Specialty	107,665	20.1	84,970	16.8	58,241	18.0
	$536,072	100.0%	$502,124	100.0%	$324,023	100.0%

*
During the year ended December 31, 2016, the Company revised its classification of the lines of business. As a result the gross written premiums in the above table relating to certain lines of business previously reported for the years ended December 31, 2015 and 2014, have been reclassified to confirm to the current period presentation.

Link to Table of Contents

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2016		2015		2014
	($ in thousands)
U.S. and Caribbean	$432,144	80.6%	$383,236	76.3%	$275,402	85.0%
Worldwide (1)	97,810	18.2	104,336	20.8	31,106	9.6
Europe	6,250	1.2	14,085	2.8	17,432	5.4
Asia (2)	(132)	—	467	0.1	83	—
	$536,072	100.0%	$502,124	100.0%	$324,023	100.0%
(1) “Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Link to Table of Contents

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2016:

	2016
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$166,792	$92,237	$128,205	$148,838
Gross premiums ceded	(2,107)	(3,522)	(2,119)	(2,267)
Net premiums written	164,685	88,715	126,086	146,571
Change in net unearned premium reserves	(26,573)	36,867	(13,294)	(9,939)
Net premiums earned	138,112	125,582	112,792	136,632
Net investment income (loss)	28,435	(38,054)	32,945	52,857
Other income (expense), net	(271)	282	(192)	(754)
Total revenues	166,276	87,810	145,545	188,735
Expenses
Loss and loss adjustment expenses incurred, net	90,668	111,376	81,467	97,304
Acquisition costs, net	38,963	35,484	25,844	34,243
General and administrative expenses	6,999	4,994	6,937	6,878
Total expenses	136,630	151,854	114,248	138,425
Income (loss) before income tax expense	29,646	(64,044)	31,297	50,310
Income tax (expense) benefit	(204)	258	(305)	(258)
Net income (loss) including non-controlling interest	29,442	(63,786)	30,992	50,052
Loss (income) attributable to non-controlling interest in joint venture	(773)	791	(981)	(856)
Net income (loss)	$28,669	$(62,995)	$30,011	$49,196
Earnings (loss) per share
Basic	$0.77	$(1.69)	$0.80	$1.32
Diluted	$0.77	$(1.69)	$0.80	$1.31
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,107,039	37,281,392	37,323,575	37,381,714
Diluted	37,422,921	37,281,392	37,385,481	37,414,570

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2015:

	2015
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$129,682	$92,990	$134,568	$144,884
Gross premiums ceded	(1,626)	(1,868)	(2,288)	(3,219)
Net premiums written	128,056	91,122	132,280	141,665
Change in net unearned premium reserves	(33,263)	563	(30,286)	(21,750)
Net premiums earned	94,793	91,685	101,994	119,915
Net investment income (loss)	(24,829)	(20,305)	(191,322)	(45,468)
Other income (expense), net	1,588	(3,760)	(542)	(699)
Total revenues	71,552	67,620	(89,870)	73,748
Expenses
Loss and loss adjustment expenses incurred, net	63,207	76,653	97,421	79,816
Acquisition costs, net	26,841	23,939	32,146	33,281
General and administrative expenses	6,160	6,894	5,382	4,998
Total expenses	96,208	107,486	134,949	118,095
Income (loss) before income tax	(24,656)	(39,866)	(224,819)	(44,347)
Income tax (expense) benefit	215	(54)	1,233	361
Net income (loss) including non-controlling interest	(24,441)	(39,920)	(223,586)	(43,986)
Loss (income) attributable to non-controlling interest in joint venture	394	324	3,909	881
Net income (loss)	$(24,047)	$(39,596)	$(219,677)	$(43,105)
Earnings (loss) per share
Basic	$(0.65)	$(1.06)	$(5.98)	$(1.17)
Diluted	$(0.65)	$(1.06)	$(5.98)	$(1.17)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,173,008	37,303,265	36,710,216	36,720,454
Diluted	37,173,008	37,303,265	36,710,216	36,720,454

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2016

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$23,403	$22,473	$22,473
Equity securities, trading, at fair value
Equities – listed	753,813	828,486	828,486
Exchange traded funds	15,056	15,515	15,515
Total equity securities, trading, at fair value	768,869	844,001	844,001
Total investments, trading	$792,272	$866,474	$866,474
Other investments, at fair value
Commodities	$130,671	$137,296	$137,296
Private and unlisted equity securities	14,418	18,767	18,767
Total other investments, at fair value	145,089	156,063	156,063
Total investments	$937,361	$1,022,537	$1,022,537

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2016	December 31, 2015
	($ in thousands)
Assets
Cash and cash equivalents	$6	$6
Investment in subsidiaries	888,095	840,196
Notes receivable	15,164	2,175
Total assets	$903,265	$842,377
Liabilities and equity
Liabilities
Due to subsidiaries	$29,023	$16,986
Total liabilities	29,023	16,986
Shareholders’ equity
Share capital	3,737	3,703
Additional paid-in capital	500,337	496,401
Retained earnings	370,168	325,287
Total shareholders’ equity	874,242	825,391
Total liabilities and equity	$903,265	$842,377

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2016	2015	2014
	($ in thousands)
Revenue
Investment income	$952	$5,962	$671
Total revenues	952	5,962	671
Expenses
General and administrative expenses	4,042	4,048	3,806
Net income (loss) before equity in earnings of consolidated subsidiaries	(3,090)	1,914	(3,135)
Equity in earnings of consolidated subsidiaries	47,971	(328,339)	112,727
Consolidated net income (loss)	$44,881	$(326,425)	$109,592

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2016	2015	2014
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	$44,881	$(326,425)	$109,592
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	(47,971)	328,339	(112,727)
Share-based compensation expense	4,042	4,048	3,806
Net change in
Due from subsidiaries	—	15,276	971
Due to subsidiaries	12,037	16,986	(3,808)
Net cash (used in) provided by operating activities	12,989	38,450	(2,008)
Investing activities
Change in note receivable	(12,989)	(609)	2,162
Contributed surplus to subsidiaries, net	—	(20,000)	—
Net cash (used in) provided by investing activities	(12,989)	(20,836)	2,004
Financing activities
Issue of Class A ordinary shares, net of forfeitures	—	—	—
Net proceeds from exercise of stock options	—	—	—
Short-swing sale profit from shareholder	—	83	—
Repurchase of Class A ordinary shares	—	(17,692)	—
Net cash (used in) provided by financing activities	—	(17,609)	—
Net increase (decrease) in cash and cash equivalents	—	5	(4)
Cash and cash equivalents at beginning of the year	6	1	5
Cash and cash equivalents at end of the year	$6	$6	$1
Supplementary information
Non cash consideration from (to) subsidiaries, net	$72	$(227)	$(158)

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2016	Property & Casualty	$61,022	$306,641	$222,527	$513,118	$76,183	$380,815	$134,534	$25,808	$536,072
2015	Property & Casualty	$59,823	$305,997	$211,954	$408,387	$(281,924)	$317,097	$116,207	$23,434	$502,124
2014	Property & Casualty	$34,420	$264,243	$128,736	$354,240	$122,575	$234,986	$107,665	$24,500	$324,023

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2016	Property & Casualty	$—	$10,015	$536,072	$526,057	102%
2015	Property & Casualty	$—	$9,001	$502,124	$493,123	102%
2014	Property & Casualty	$—	$13,493	$324,023	$310,530	104%

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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
10.18
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.19
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.20
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

10.22
Letter of Credit Agreement, effective as of February 3, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 22, 2011)

10.23 (1)
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on July 30, 2012)

Link to Table of Contents

10.24 (1)
Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on February 21, 2012)

10.27
Amended letter of credit agreement, effective as of December 16, 2011, between Greenlight Reinsurance, Ltd. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on February 21, 2012)

10.30 (1)
Employment Agreement, dated July 31, 2014, by and among Greenlight Reinsurance, Ltd. and James McNichols (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 3, 2014)

10.31
Amendment Letter Agreement between Greenlight Reinsurance, Ltd. and Butterfield Bank (Cayman) Limited, effective June 1, 2015, amending the Amended and Restated Letter of Credit Agreement dated June 17, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 3, 2015)

10.32
Amended and Restated Letter of Credit Facility Agreement, dated May 7, 2015 between Greenlight Reinsurance, Ltd. and Bank of America, N.A., amending the Amended Letter of Credit Facility Agreement dated December 16, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 3, 2015)

10.33
Letter Agreement between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., DME Advisors, LLC and DME Advisors, LP., dated June 17, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 3, 2015)

10.34
Third Amended and Restated Agreement by and among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company, Greenlight Capital Re, Ltd. (for limited purposes), DME Advisors, LLC and DME Advisors, LP (for limited purposes), dated as of September 30, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2016).

10.35
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

10.36
Deed of Settlement and Release dated December 15, 2016, among Barton Hedges, Greenlight Capital Re, Ltd., and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on December 19, 2016).

10.37
Consulting agreement dated December 16, 2016, among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Leonard Goldberg (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on December 19, 2016).

12.1	Ratio of earnings to fixed charges and preferred share dividends.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on February 22, 2011)
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.