Form 10-Q
period 2017-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2017-05-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,183,763
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of April 28, 2017

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$8,074	$22,473
Equity securities, trading, at fair value	1,054,427	844,001
Other investments, at fair value	139,453	156,063
Total investments	1,201,954	1,022,537
Cash and cash equivalents	37,961	39,858
Restricted cash and cash equivalents	1,344,059	1,202,651
Financial contracts receivable, at fair value	38,255	76,381
Reinsurance balances receivable	268,447	219,126
Loss and loss adjustment expenses recoverable	2,582	2,704
Deferred acquisition costs, net	73,470	61,022
Unearned premiums ceded	3,155	2,377
Notes receivable, net	35,236	33,734
Other assets	3,717	4,303
Total assets	$3,008,836	$2,664,693
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$867,709	$859,902
Financial contracts payable, at fair value	3,215	2,237
Due to prime brokers	558,798	319,830
Loss and loss adjustment expense reserves	340,030	306,641
Unearned premium reserves	265,268	222,527
Reinsurance balances payable	52,249	41,415
Funds withheld	5,576	5,927
Other liabilities	13,639	14,527
Performance compensation payable to related party	1,189	—
Total liabilities	2,107,673	1,773,006
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,183,763 (2016: 31,111,432): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2016: 6,254,895))	3,744	3,737
Additional paid-in capital	501,180	500,337
Retained earnings	378,542	370,168
Shareholders’ equity attributable to shareholders	883,466	874,242
Non-controlling interest in joint venture	17,697	17,445
Total equity	901,163	891,687
Total liabilities and equity	$3,008,836	$2,664,693

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2017	2016
Revenues
Gross premiums written	$197,214	$166,792
Gross premiums ceded	(3,426)	(2,107)
Net premiums written	193,788	164,685
Change in net unearned premium reserves	(41,886)	(26,573)
Net premiums earned	151,902	138,112
Net investment income (loss)	11,618	28,435
Other income (expense), net	(7)	(271)
Total revenues	163,513	166,276
Expenses
Loss and loss adjustment expenses incurred, net	104,812	90,668
Acquisition costs, net	43,211	38,963
General and administrative expenses	6,743	6,999
Total expenses	154,766	136,630
Income (loss) before income tax	8,747	29,646
Income tax expense	(121)	(204)
Net income (loss) including non-controlling interest	8,626	29,442
Loss (income) attributable to non-controlling interest in joint venture	(252)	(773)
Net income (loss)	$8,374	$28,669
Earnings (loss) per share
Basic	$0.22	$0.77
Diluted	$0.22	$0.77
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,341,338	37,107,039
Diluted	37,376,649	37,422,921

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	20	—	—	20	—	20
Share-based compensation expense, net of forfeitures	—	740	—	740	—	740
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	773	773
Net income (loss)	—	—	28,669	28,669	—	28,669
Balance at March 31, 2016	$3,723	$497,141	$353,956	$854,820	$24,155	$878,975

Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$17,445	$891,687
Issue of Class A ordinary shares, net of forfeitures	7	—	—	7	—	7
Share-based compensation expense, net of forfeitures	—	843	—	843	—	843
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	252	252
Net income (loss)	—	—	8,374	8,374	—	8,374
Balance at March 31, 2017	$3,744	$501,180	$378,542	$883,466	$17,697	$901,163

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2017	2016
Cash provided by (used in) operating activities
Net income (loss)	$8,374	$28,669
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	23,378	(78,700)
Net realized (gains) losses on investments and financial contracts	(48,967)	38,611
Foreign exchange (gains) losses on cash and investments	6,480	5,057
Income (loss) attributable to non-controlling interest in joint venture	252	773
Share-based compensation expense, net of forfeitures	850	760
Depreciation expense	92	102
Net change in
Reinsurance balances receivable	(49,321)	(58,922)
Loss and loss adjustment expenses recoverable	122	(180)
Deferred acquisition costs, net	(12,448)	(8,361)
Unearned premiums ceded	(778)	446
Other assets	494	(427)
Loss and loss adjustment expense reserves	33,389	35,135
Unearned premium reserves	42,741	25,965
Reinsurance balances payable	10,834	1,378
Funds withheld	(351)	(107)
Other liabilities	(888)	(579)
Performance compensation payable to related party	1,189	3,081
Net cash provided by (used in) operating activities	15,442	(7,299)
Investing activities
Purchases of investments, trading	(365,970)	(423,065)
Sales of investments, trading	239,048	308,059
Payments for financial contracts	(10,538)	(29,976)
Proceeds from financial contracts	47,295	9,123
Securities sold, not yet purchased	323,273	290,478
Dispositions of securities sold, not yet purchased	(345,313)	(276,369)
Change in due to prime brokers	238,968	148,028
Change in restricted cash and cash equivalents, net	(143,135)	76,329
Change in notes receivable, net	(1,502)	(10,391)
Net cash provided by (used in) investing activities	(17,874)	92,216
Financing activities
Net cash provided by (used in) financing activities	—	—
Effect of foreign exchange rate changes on cash and cash equivalents	535	(945)
Net increase (decrease) in cash and cash equivalents	(1,897)	83,972
Cash and cash equivalents at beginning of the period	39,858	112,162
Cash and cash equivalents at end of the period	$37,961	$196,134
Supplementary information
Interest paid in cash	$1,883	$2,576
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2017

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
During the year ended December 31, 2016, the Company revised its classification of the lines of business presented in Note 10 of the condensed consolidated financial statements. As a result the gross written premiums relating to certain lines of business previously reported for the three months ended March 31, 2016 , have been reclassified to conform to the current period presentation. The reclassification resulted in no changes to net income (loss) or retained earnings for any of the periods presented.

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

 Restricted Cash and Cash Equivalents

The Company is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created from securities sold, not yet purchased and derivatives. Additionally, restricted cash and cash equivalent balances are held to collateralize regulatory trusts and letters of credit issued to cedents (see Notes 4 and 9). The amount of cash encumbered varies depending on the market value of the securities sold, not yet purchased, and the collateral required by the cedents in the form of trust accounts and letters of credit. In addition, derivative counterparties require cash collateral to support the current value of any amounts that may be due to the counterparty based on the value of the underlying financial instrument.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2017 and December 31, 2016, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2017, $17.9 million (December 31, 2016: $15.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2017, $2.7 million (2016: $1.1 million) of net profit commission expense was included in acquisition costs in the condensed consolidated statements of income.

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

At March 31, 2017, $17.4 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2016: $18.6 million) and any payments received were applied to reduce the recorded value of the notes.

At March 31, 2017 and December 31, 2016, there was no accrued interest included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at March 31, 2017 and December 31, 2016, were expected to be fully collectible.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are included in financial contracts payable. The Company’s derivatives generally do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off outstanding balances due from the defaulting party against payments owed to the defaulting party or collateral held by the non-defaulting party. The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for U.S GAAP purposes.

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

	Three months ended March 31
	2017	2016
Weighted average shares outstanding - basic	37,341,338	37,107,039
Effect of dilutive employee and director share-based awards	35,311	315,882
Weighted average shares outstanding - diluted	37,376,649	37,422,921
Anti-dilutive stock options outstanding	335,991	485,991

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 requires additional disclosures for short-duration contracts including incurred and paid claims development information, claims duration information, quantitative claims frequency information (unless impracticable), and an explanation of significant changes in methodologies and assumptions used to calculate the loss and loss adjustment expense reserves. ASU 2015-09 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU 2015-09 during 2016 and disclosed the additional information in its condensed consolidated financial statements for the fiscal year ending December 31, 2016. The Company has implemented the interim disclosures commencing from the first quarter of 2017. Please refer to Note 5 “Loss and Loss Adjustments Expense Reserves” for the interim disclosures relating to ASU 2015-09.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company currently has two operating leases for its office spaces as disclosed in Note 9 of the condensed consolidated financial statements. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-02 during the first quarter of fiscal year 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company adopted ASU 2016-09 during the first quarter of fiscal year 2017 and the adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company currently presents changes in restricted cash and cash equivalents under investing activities in the condensed consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in the statement of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the condensed consolidated statements of cash flows and will retrospectively reclassify all periods presented.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2017:

	Fair value measurements as of March 31, 2017
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$7,370	$704	$8,074
Listed equity securities	1,035,992	18,435	—	1,054,427
Commodities	118,929	—	—	118,929
Private and unlisted equity securities	—	—	6,076	6,076
	$1,154,921	$25,805	$6,780	$1,187,506
Private equity funds measured at net asset value (1)				14,448
Total investments				$1,201,954
Financial contracts receivable	$20	$38,235	$—	$38,255
Liabilities:
Listed equity securities, sold not yet purchased	$(782,046)	$—	$—	$(782,046)
Debt instruments, sold not yet purchased	—	(85,663)	—	(85,663)
Total securities sold, not yet purchased	$(782,046)	$(85,663)	$—	$(867,709)
Financial contracts payable	$(20)	$(3,195)	$—	$(3,215)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2016:

	Fair value measurements as of December 31, 2016
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$21,819	$654	$22,473
Listed equity securities	823,421	20,580	—	844,001
Commodities	137,296	—	—	137,296
Private and unlisted equity securities	—	—	6,109	6,109
	$960,717	$42,399	$6,763	$1,009,879
Private equity funds measured at net asset value (1)				12,658
Total investments				$1,022,537
Financial contracts receivable	$20	$76,361	$—	$76,381
Liabilities:
Listed equity securities, sold not yet purchased	$(770,267)	$—	$—	$(770,267)
Debt instruments, sold not yet purchased	—	(89,635)	—	(89,635)
Total securities sold, not yet purchased	$(770,267)	$(89,635)	$—	$(859,902)
Financial contracts payable	$—	$(2,237)	$—	$(2,237)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2017
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$654	$6,109	$6,763
Purchases		1,750	1,750
Total realized and unrealized gains (losses) and amortization included in earnings, net	50	(15)	35
Transfers out of Level 3	—	(1,768)	(1,768)
Ending balance	$704	$6,076	$6,780

During the three months ended March 31, 2017, $1.8 million of the private equity securities were transferred from Level 3 to Level 2 as these securities commenced trading on a listed exchange. However, due to lock-up period restrictions on those securities, they were classified as Level 2 upon transfer until the lock-up period expires. As of March 31, 2017, the fair value of these securities was based on the last traded price on an active market, adjusted for an estimated discount due to the lock-up restriction.

There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2017.

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

As of March 31, 2017, the Company held investments in private equity funds of $14.4 million (December 31, 2016: $12.7 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to March 31, 2017. The private equity funds have varying lock-up periods and, as of March 31, 2017, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of March 31, 2017, the Company had $8.0 million (December 31, 2016: $9.2 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

For the three months ended March 31, 2017, included in net investment income in the condensed consolidated statements of income were net realized losses relating to Level 3 securities of nil (2016: $1.4 million).

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the three months ended March 31, 2017 of nil (three months ended March 31, 2016: net unrealized losses of $1.4 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At March 31, 2017, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$16,691	$—	$(8,663)	$8,028
Corporate debt – Non U.S.	2,109	—	(2,063)	46
Total debt instruments	$18,800	$—	$(10,726)	$8,074

At December 31, 2016, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$21,294	$6,509	$(5,331)	$22,472
Corporate debt – Non U.S.	2,109	—	(2,108)	1
Total debt instruments	$23,403	$6,509	$(7,439)	$22,473

The maturity distribution for debt instruments held at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017		December 31, 2016
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	15,083	6,732	17,803	19,492
From five to ten years	2,767	638	4,649	2,327
More than ten years	950	704	951	654
	$18,800	$8,074	$23,403	$22,473

Equity securities, trading

At March 31, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$936,773	$152,340	$(51,603)	$1,037,510
Exchange traded funds	15,056	1,861	—	16,917
Total equity securities	$951,829	$154,201	$(51,603)	$1,054,427

At December 31, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$753,813	$115,379	$(40,706)	$828,486
Exchange traded funds	15,056	459	—	15,515
Total equity securities	$768,869	$115,838	$(40,706)	$844,001

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of March 31, 2017 and December 31, 2016, all commodities were comprised of gold bullion.

At March 31, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$103,680	$15,249	$—	$118,929
Private and unlisted equity securities	15,385	5,139	—	20,524
	$119,065	$20,388	$—	$139,453

At December 31, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$6,625	$—	$137,296
Private and unlisted equity securities	14,418	4,375	(26)	18,767
	$145,089	$11,000	$(26)	$156,063

Investments in Securities Sold, Not Yet Purchased

Securities sold, not yet purchased, are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased, may exceed the amount recorded in the condensed consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased, in the market at prevailing prices to settle its obligations. To establish a position in a security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day the transaction is open, the liability for the obligation to replace the borrowed security is marked-to-market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities.

At March 31, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(677,410)	$28,687	$(133,323)	$(782,046)
Sovereign debt – Non U.S.	(96,230)	10,567	—	(85,663)
	$(773,640)	$39,254	$(133,323)	$(867,709)

At December 31, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(690,270)	$30,768	$(110,765)	$(770,267)
Sovereign debt – Non U.S.	(96,230)	6,595	—	(89,635)
	$(786,500)	$37,363	$(110,765)	$(859,902)

Financial Contracts

As of March 31, 2017 and December 31, 2016, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At March 31, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	201,215	$15,530
Commodity Swaps	USD	58,762	5,902
Forwards	KRW	10,608	253
Interest rate swaps	JPY	21,525	324
Put options (2)	USD	51,543	1,435
Total return swaps – equities	EUR/KRW/GBP/RON/USD	298,894	14,777
Warrants and rights on listed equities	EUR/USD	67	34
Total financial contracts receivable, at fair value			$38,255
Financial contracts payable
Commodity Swaps	USD	15,808	$(97)
Futures	USD	5,998	(20)
Put options	USD	1,031	(153)
Total return swaps – equities	EUR/USD/GBP	32,683	(2,945)
Total financial contracts payable, at fair value			$(3,215)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.
(2) Includes options on the Japanese Yen and the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	134,495	$26,508
Commodity Swaps	USD	82,009	13,506
Interest rate swaps	JPY	20,490	218
Put options (2)	USD	115,481	6,703
Total return swaps – equities	EUR/GBP/USD	100,199	29,413
Warrants and rights on listed equities	EUR/USD	67	33
Total financial contracts receivable, at fair value			$76,381
Financial contracts payable
Forwards	KRW	6,880	$(118)
Put options	USD	815	(172)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	31,257	(1,947)
Total financial contracts payable, at fair value			$(2,237)
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

As of March 31, 2017, the Company held $1.4 million OTC put options (long) (December 31, 2016: $6.7 million) and $14.4 million OTC call options (long) (December 31, 2016: $22.4 million).

During the three months ended March 31, 2017 and 2016, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended March 31
		2017	2016
		($ in thousands)
Forwards	Net investment income (loss)	$623	$(81)
Futures	Net investment income (loss)	(513)	984
Interest rate swaps	Net investment income (loss)	105	—
Options, warrants, and rights	Net investment income (loss)	(7,528)	(2,803)
Commodity swaps	Net investment income (loss)	(6,959)	(5,565)
Total return swaps – equities	Net investment income (loss)	10,311	6,919
Total		$(3,961)	$(546)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2017	Three months ended March 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$3,476	$—
Futures	29,510	24,069
Options, warrants and rights (1)	347,918	110,102
Commodity swaps	—	8,182
Total return swaps	232,118	60,607
Total	$613,022	$202,960
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three months ended March 31, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2016	Three months ended March 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$—	$63
Futures	174,721	169,710
Options, warrants and rights (1)	133,333	175,651
Commodity swaps	75,566	54,374
Total return swaps	1,483	28,271
Total	$385,103	$428,069
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

As of March 31, 2017, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

March 31, 2017	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$38,255	$—	$38,255	$(3,087)	$(17,350)	$17,818
Financial contracts payable	(3,215)	—	(3,215)	3,087	128	—

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

4.        DUE TO PRIME BROKERS

As of March 31, 2017, the amount due to prime brokers was comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 9) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account and trust account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents.

As of March 31, 2017, Greenlight Re’s investment guidelines, (which may be amended from time to time by the board of directors) allows for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

6.        RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity or to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and, therefore, can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets.

For the three months ended March 31, 2017, loss and loss adjustment expenses incurred of $104.8 million (2016: $90.7 million), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $0.1 million (2016: $0.4 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2017, the Company had losses receivable and loss reserves recoverable of $2.1 million (December 31, 2016: $2.2 million) from unrated retrocessionaires which were secured by cash collateral held by the Company. At March 31, 2017, $0.5 million (December 31, 2016: $0.5 million) of losses recoverable were from a retrocessionaire rated A- by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2017 and December 31, 2016, no provision for uncollectible losses recoverable was considered necessary.

5.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the three months ended March 31, 2017.

At March 31, 2017 and December 31, 2016, loss and loss adjustment expense reserves were comprised of the following:

Consolidated	March 31, 2017	December 31, 2016
	($ in thousands)
Case reserves	$113,997	$98,815
IBNR	226,033	207,826
Total	$340,030	$306,641

At March 31, 2017 and December 31, 2016, the health insurance IBNR and case reserve on reported claims included in the loss and loss adjustment expense reserves was $17.2 million and $19.0 million, respectively.

A summary of changes in outstanding loss and loss adjustment expense reserves for the three months ended March 31, 2017 and 2016 is as follows:

Consolidated	2017	2016
	($ in thousands)
Gross balance at January 1	$306,641	$305,997
Less: Losses recoverable	(2,704)	(3,368)
Net balance at January 1	303,937	302,629
Incurred losses related to:
Current year	99,807	89,347
Prior years	5,005	1,321
Total incurred	104,812	90,668
Paid losses related to:
Current year	(15,930)	(12,027)
Prior years	(55,920)	(42,639)
Total paid	(71,850)	(54,666)
Foreign currency revaluation	549	(1,047)
Net balance at March 31	337,448	337,584
Add: Losses recoverable	2,582	3,548
Gross balance at March 31	$340,030	$341,132

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the three months ended March 31, 2017 and 2016 are as follows:

Health	2017	2016
	($ in thousands)
Gross balance at January 1	$18,993	$21,533
Less: Losses recoverable	—	—
Net balance at January 1	18,993	21,533
Incurred losses related to:
Current year	10,015	11,513
Prior years	(261)	(266)
Total incurred	9,754	11,247
Paid losses related to:
Current year	(2,123)	(1,963)
Prior years	(9,416)	(8,942)
Total paid	(11,539)	(10,905)
Foreign currency revaluation	—	—
Net balance at March 31	17,208	21,875
Add: Losses recoverable	—	—
Gross balance at March 31	$17,208	$21,875

For the three months ended March 31, 2017, the net loss reserves on prior period contracts increased by $5.0 million primarily related to the adverse loss development on Florida homeowners’ insurance contracts relating to the practice of “assignment of benefits” and two large claims reported on a surety contract.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 3,500,000 (December 31, 2016: 3,500,000) Class A ordinary shares. As of March 31, 2017, 345,592 (December 31, 2016: 424,787) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the three months ended March 31, 2017, 113,955 (2016: 149,332) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2017, 46,319 (2016: 4,177) restricted shares were forfeited. The restricted shares forfeited during the three months ended March 31, 2017 related to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2017, zero (2016: $0.05 million) stock compensation expense was reversed since the stock compensation relating to the former CEO’s restricted shares was previously reversed during the fourth quarter of 2016, as it was likely that these restricted shares would be forfeited.

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2017:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2016	365,432	$26.76
Granted	113,955	21.65
Vested	(101,518)	32.60
Forfeited	(46,319)	24.61
Balance at March 31, 2017	331,550	$23.52

Employee and Director Stock Options

For the three months ended March 31, 2017, no (2016: 156,000) stock options were exercised by directors or employees resulting in zero (2016: 59,179) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the three months ended March 31, 2017, 71,335 stock options vested, relating to the resignation of the Company’s former CEO, which had a weighted average grant date fair value of $10.51 per share, pursuant to the deed of settlement and release. At March 31, 2017, there was no remaining compensation cost to be recognized in future periods relating to the former CEO’s stock options as the expense was recognized in full as of December 31, 2016 when it was deemed likely that the stock options would vest.

On April 1, 2017, 22,750 stock options were granted to the Company’s interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100% on the date of the grant. The grant date fair value of these options was $10.12 per share based on the Black-Scholes option pricing model.

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2017, 11,559 (2016: 7,444) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the three months ended March 31, 2017, no (2016: 11,330) RSUs were forfeited by employees, resulting in reversal of zero (2016: $0.2 million) stock compensation expense.

Employee RSU activity during the three months ended March 31, 2017 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2016	15,934	$27.88
Granted	11,559	21.65
Vested	(4,695)	32.60
Forfeited	—	—
Balance at March 31, 2017	22,798	$23.50

For the three months ended March 31, 2017 and 2016, the general and administrative expenses included stock compensation expense (net of forfeitures) of $0.9 million and $0.8 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

8.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors LLC (“DME”) are participants of a joint venture for the purpose of managing certain jointly held assets, as may be amended from time to time (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time (the “advisory agreement”). Effective January 1, 2017, the venture agreement and the advisory agreement were amended and restated to replace the previous agreements dated January 1, 2014, and will expire on December 31, 2019 and renew automatically for successive three-year periods. DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2017, $1.2 million performance allocation (2016: $3.1 million) was deducted from gross investment income.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three months ended March 31, 2017 were management fees of $4.3 million (2016: $4.2 million). The management fees have been fully paid as of March 31, 2017.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the three months ended March 31, 2017, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of March 31, 2017, $34.5 million (December 31, 2016: $34.8 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2017, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$100,000	June 30, 2017	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2017	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2018	120 days prior to termination date
	$600,000

As of March 31, 2017, an aggregate amount of $189.4 million (December 31, 2016: $255.4 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2017, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $202.8 million (December 31, 2016: $310.9 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2017 and December 31, 2016.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of March 31, 2017, collateral of $267.6 million (December 31, 2016: $86.4 million) was provided to cedents in the form of regulatory trust accounts.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2017.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2017.

The total rent expense related to leased office space for the three months ended March 31, 2017 was $0.2 million (2016: $0.1 million).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of March 31, 2017, the Company had commitments to invest an additional $8.0 million (December 31, 2016: $9.2 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of March 31, 2017.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2017	2018	2019	2020	2021	Thereafter	Total
	($ in thousands)
Operating lease obligations	$465	$388	$155	$155	$58	$—	$1,221
Private equity and limited partnerships (1)	7,952	—	—	—	—	—	7,952
	$8,417	$388	$155	$155	$58	$—	$9,173
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

10.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business*

	Three months ended March 31
	2017		2016
	($ in thousands)
Property
Commercial	$5,170	2.6%	$8,750	5.3%
Motor	15,744	8.0	9,365	5.6
Personal	21,573	10.9	23,236	13.9
Total Property	42,487	21.5	41,351	24.8
Casualty
General Liability	9,499	4.8	8,199	4.9
Motor	78,341	39.7	49,566	29.7
Professional	14,553	7.4	11,628	7.0
Workers' Compensation	10,536	5.4	4,766	2.9
Total Casualty	112,929	57.3	74,159	44.5
Specialty
Accident & Health	23,739	12.1	27,121	16.2
Financial	12,056	6.1	15,382	9.2
Marine	2,223	1.1	3,652	2.2
Other	3,780	1.9	5,127	3.1
Total Specialty	41,798	21.2	51,282	30.7
	$197,214	100.0%	$166,792	100.0%

*
During the year ended December 31, 2016, the Company revised its classification of the lines of business. As a result, the gross written premiums in the above table relating to certain lines of business previously reported for the three months ended March 31, 2016 have been reclassified to conform to the current period presentation.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2017		2016
	($ in thousands)
U.S. and Caribbean	$171,758	87.1%	$130,744	78.4%
Worldwide (1)	25,294	12.8	34,358	20.6
Europe	146	0.1	1,910	1.1
Asia (2)	16	—	(220)	(0.1)
	$197,214	100.0%	$166,792	100.0%
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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2017 and 2016 and financial condition as of March 31, 2017 and December 31, 2016. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Outlook and Trends

The reinsurance industry has experienced significant consolidation in the last several years, fueled by many traditional participants with excess capital looking to strengthen their positions in their respective core markets. We believe further consolidation will likely continue but do not believe that consolidation will result in a significant reduction in total capital within the industry. Rather, we expect the industry consolidation to create concentrations of capital in fewer, larger participants, and that with a reduction in the number of competitors in the industry, pricing may partially stabilize. Further, while some opportunities may become available on an attractive basis to only the largest reinsurance companies in the industry, we believe that the consolidation trend may create new opportunities for us if less capacity is available in the market as a result of industry consolidation.

We do not believe that the over-capitalization of the market is uniform across all industry participants and there are many insurers and reinsurers with lower financial security profiles than ours that, we believe, have and will continue to suffer disproportionately. We believe the value proposition of our reinsurance capabilities and our differentiated underwriting strategy positions us well to compete for new, targeted business in niche areas that we know and can service well.

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

We have recently observed stability and favorable trends in our underlying rates for our non-standard automobile business, which we believe adequately compensates insurers for increased claims frequency trends in private passenger auto. We expect to have a high concentration of premium in this line for the foreseeable future.

We have observed an increase in the demand for U.S. health stop loss insurance as more employers seek to control health care costs by pursuing alternatives to first dollar health care plans subject to the Affordable Care Act. We believe that the majority of the demand has been underwritten by large carriers that elect to not purchase reinsurance, although we also believe that a portion has been underwritten by managing general underwriters, who often rely heavily on quota share reinsurance. We will to seek to increase our market share from managing general underwriters that operate in this line. We will continue to monitor any proposed changes to the Affordable Care Act under the new U.S. administration and react to potential impacts to this line of business.

Private U.S. mortgage insurers appear to be increasingly seeking quota share reinsurance options as a result of the implementation of the Private Mortgage Insurers Eligibility Requirements (PMIERS) in the United States, which effectively increases the cost of capital for the private mortgage insurers. We believe the credit underwriting standards for U.S. mortgages are good and, as a result, the risk-adjusted profitability of these portfolios is satisfactory. We expect that reinsurance of U.S. mortgage risk will become a growing part of our underwriting portfolio during 2017.

Our casualty business is generally comprised of larger, syndicated reinsurance placements for general casualty, professional liability and workers’ compensation. For most of this business, we are not the lead underwriter, and instead, we generally follow the market on these transactions. This business has a longer duration of claim payments than other types of business that we have historically written, which leads to a build-up of reserves and exposure over a longer period of time. While our casualty business has grown in recent years, we expect this portion of our business to remain at 2016 levels during 2017 unless we find additional attractive opportunities.

We note that pricing for property catastrophe retro and other property catastrophe business has been and continues to be under severe competitive pressure and we believe much of the business in the market is being priced below expected losses. As such, we have decreased our focus on property catastrophe retro over the past several years until there is a market changing event that improves expected profitability.

Underlying rates for Florida homeowners’ insurance continue to decline and water damage claims and fraudulent assignment of benefit (“AOB”) claims continue to increase expected losses. The Florida Legislature did not address the AOB problem during legislative sessions in 2016. Our expectation is that AOB claims will continue during 2017, which will result in less attractive profit margins on this business. Despite this, we believe that the reinsurance terms and conditions continue to be highly competitive. We have significantly reduced our exposure to Florida homeowners’ insurance and are monitoring changes to the legal and political environment with regards to the AOB issue.

While competitive market conditions have made it challenging to find and successfully underwrite new business that meets our targeted return hurdles, we believe that we have a strong pipeline of attractive opportunities with counterparties that seek highly customized structures, terms and conditions, which aligns well with our underwriting strategy. During the January 1, 2017 renewal period, our renewals were at historically comparable levels and we continue to see new opportunities. We will continue to monitor market conditions and pursue opportunities to best position ourselves to participate in future under-served or capacity-constrained markets as they arise, and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.

Our investment portfolio had a net long exposure of 27.3% as of March 31, 2017. Our goal for 2017 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite the recent Federal Reserve interest rate increases, monetary policy remains very accommodative globally.  Additionally, there are many global economic, investment and political uncertainties and risks that may impact our business. Given the uncertainties, we deem it appropriate to maintain comparatively lower net equity exposures and to hold a significant position in gold and other macro positions.

Critical Accounting Policies

Our condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2016 affect the more significant estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

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

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$901,163	$891,687	$838,550	$816,246	$878,975
Less: Non-controlling interest in joint venture	(17,697)	(17,445)	(14,345)	(23,364)	(24,155)
Numerator basic adjusted book value per share	883,466	874,242	824,205	792,882	854,820
Add: Proceeds from in-the-money stock options issued and outstanding	4,245	2,120	2,405	3,080	3,459
Numerator for fully diluted adjusted book value per share	$887,711	$876,362	$826,610	$795,962	$858,279
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	37,438,658	37,366,327	37,358,513	37,315,538	37,232,537
Add: In-the-money stock options and RSUs issued and outstanding	230,184	123,320	144,914	226,528	282,548
Denominator for fully diluted adjusted book value per share	37,668,842	37,489,647	37,503,427	37,542,066	37,515,085
Basic adjusted book value per share	$23.60	$23.40	$22.06	$21.25	$22.96
Fully diluted adjusted book value per share	23.57	23.38	22.04	21.20	22.88

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended March 31
	2017	2016
	($ in thousands)
Income (loss) before income tax	$8,747	$29,646
Add (subtract):
Investment (income) loss	(11,618)	(28,435)
Other (income) expense	7	271
Corporate expenses	2,632	2,176
Net underwriting income (loss)	$(232)	$3,658

Results of Operations

Three months ended March 31, 2017 and 2016

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended March 31, 2017, the fully diluted adjusted book value per share increased by $0.19 per share, or 0.8%, to $23.57 per share from $23.38 per share at December 31, 2016. For the three months ended March 31, 2017, the basic adjusted book value per share increased by $0.20 per share, or 0.9%, to $23.60 per share from $23.40 per share at December 31, 2016.

For the three months ended March 31, 2017, we reported net income of $8.4 million, compared to net income of $28.7 million reported for the same period in 2016. Our net investment income for the three months ended March 31, 2017 was $11.6 million, compared to net investment income of $28.4 million reported for the same period in 2016. Our investment portfolio reported a gain of 0.9% for the three months ended March 31, 2017, compared to a gain of 2.5% for the same period in 2016. The net underwriting loss for the three months ended March 31, 2017 was $0.2 million, compared to underwriting income of $3.7 million reported for the same period in 2016. The decrease in underwriting income for the three months ended March 31, 2017 was primarily due to higher loss ratios in our frequency and severity businesses for the three months ended March 31,

2017, compared to the same period in 2016. For the three months ended March 31, 2017, our composite ratio was 97.4%, compared to 93.8% during the same period in 2016. General and administrative expenses for the three months ended March 31, 2017 decreased to $6.7 million from $7.0 million for the three months ended March 31, 2016, primarily due to lower personnel expenses.

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2017		2016
	($ in thousands)
Frequency	$186,173	94.4%	$152,809	91.6%
Severity	11,041	5.6	13,983	8.4
Total	$197,214	100.0%	$166,792	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2017, our gross premiums written increased by $30.4 million, or 18.2%, compared to the same period in 2016. For the three months ended March 31, 2017, our frequency gross premiums written increased by $33.4 million, or 21.8%, compared to the same period in 2016. The notable changes in frequency gross premiums for the three months ended March 31, 2017 were as follows:

Frequency Gross Premiums Written
Three months ended March 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$35.2	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$5.8	Casualty -Workers’ Compensation	Increase was primarily due to new contracts written during the past twelve months.
$2.9	Casualty -Professional
The comparative period’s gross premiums written included reversal of premiums relating to a solicitors’ professional indemnity contract that was terminated in 2016. Excluding this contract, the professional line gross premiums written were unchanged.

$(4.5)	Property - Personal
Decrease was primarily as a net result of the expiring Florida homeowners’ property quota share contracts that were terminated during 2016. The decrease in personal lines premiums written was partially offset by a new homeowners’ property contract entered during the fourth quarter of 2016.

$(5.3)	Specialty -Financial
Decrease was primarily due to the comparative period included in-force unearned premiums assumed at the inception of mortgage insurance contracts bound during first quarter of 2016. The decrease was partially offset by new mortgage insurance and other financial contracts bound during 2017 and the second half of 2016.

For the three months ended March 31, 2017, severity gross premiums written decreased by $2.9 million, or 21.0%, compared to the same period in 2016. The notable changes in severity gross premiums for the three months ended March 31, 2017 were as follows:

Severity Gross Premiums Written
Three months ended March 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$(3.4)	Specialty	Decrease in premiums relating to an excess of loss contracts not renewed during 2017.
$(1.2)	General Liability	Decrease in the premiums estimated on a casualty general liability contract.
$2.0	Financial	Increase relating to a new liability contract bound during the fourth quarter of 2016.

Premiums Ceded

For the three months ended March 31, 2017, premiums ceded were $3.4 million, compared to $2.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, the increase in ceded premiums compared to the same period in 2016 primarily related to an excess of loss retrocession contract renewed during the three months ended March 31, 2017 to reduce our exposure to catastrophe events.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2017		2016
	($ in thousands)
Frequency	$183,710	94.8%	$150,703	91.5%
Severity	10,078	5.2	13,982	8.5
Total	$193,788	100.0%	$164,685	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2017		2016
	($ in thousands)
Frequency	$143,974	94.8%	$128,327	92.9%
Severity	7,928	5.2	9,785	7.1
Total	$151,902	100.0%	$138,112	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended March 31, 2017, the frequency net premiums earned increased by $15.6 million, or 12.2%, compared to the same period in 2016. The notable increases and decreases in frequency net premiums earned were as follows:

Frequency Net Premiums Earned
Three months ended March 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$15.6	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$4.3	Casualty -Workers’ Compensation	Increase primarily due to new contracts bound in the last twelve months.
$3.1	Specialty -Financial	Increase was primarily relating to mortgage insurance contracts bound during 2016 and 2017.
$(2.4)	Property - Personal
Decrease was primarily as a net result of the expiring Florida homeowners’ property quota share contracts that were terminated during 2016. The decrease in personal lines premiums earned was partially offset by a new homeowners’ property contract entered during the fourth quarter of 2016.

$(3.6)	Specialty - Health	Decrease was primarily relating to an employers’ medical stop-loss contract that was not renewed in 2015 and the remaining unearned premiums on this contract were fully earned during 2016.

For the three months ended March 31, 2017, the severity net premiums earned decreased by $1.9 million, or 19.0%, compared to the same period in 2016. The notable increases and decreases in severity net premiums earned were as follows:

Severity Net Premiums Earned
Three months ended March 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$(0.8)	Specialty	Decrease in premiums relating to an excess of loss contracts not renewed during 2017.
(0.7)	Property	Decrease in the premium volume expected on a catastrophe quota share contract compared to the premium volume on the same contract during the comparative period.
(0.5)	General Liability	Decrease in premium estimate on a casualty general liability contract.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2017		2016
	($ in thousands)
Frequency	$101,533	96.9%	$87,558	96.6%
Severity	3,279	3.1	3,110	3.4
Total	$104,812	100.0%	$90,668	100.0%

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

For the three months ended March 31, 2017, the total net losses incurred on frequency contracts increased by $14.0 million, or 16.0%, compared to the same period in 2016. The increase in losses incurred primarily related to the higher premiums earned during the three months ended March 31, 2017, compared to the same period in 2016.

For the three months ended March 31, 2017, the losses incurred on severity contracts remained substantially unchanged at $3.3 million, compared to $3.1 million during the same period in 2016.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three months ended March 31, 2017 and 2016, were as follows:

	Three months ended March 31
	2017	2016
Frequency	70.5%	68.2%
Severity	41.4%	31.8%
Total	69.0%	65.6%

We expect our severity loss ratio to vary, sometimes significantly, based on the change in mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The changes in frequency and severity loss ratios for the three months ended March 31, 2017 were primarily due to the following:

Notable Frequency Loss Ratio Changes
Three months ended March 31, 2017
Line of business	Explanation
Property Personal
Decrease in loss ratio due to lower loss ratio on new homeowners’ insurance contracts bound during the fourth quarter of 2016 compared to the Florida homeowners’ insurance contracts which were in-force during the comparative period in 2016.
Decrease in loss ratio was partially offset by adverse loss development on Florida homeowners’ contracts due to the on-going assignment of benefits issue in Florida.

Financial	Increase in loss ratio due to adverse loss development on a surety contract arising from two large claims during the period.
Motor - Property and Liability	Increase in loss ratio relating to private passenger motor contract due to increase in loss adjustment expenses on claims.
Specialty Health	Increase in loss ratio relating to a employer’s medical stop-loss contract due to adverse loss development reported by the cedent during the period.
Professional	Increase in loss ratio relating to a solicitors’ indemnity contract due to adverse loss development reported by the cedent during the period.

Notable Severity Loss Ratio Changes
Three months ended March 31, 2017
Line of business	Explanation
Property - Commercial
For the three months ended March 31, 2017 certain catastrophe exposed contracts had higher loss ratios than the comparable period in 2016 due to losses from European hailstorms, European floods and Hurricane Matthew.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31
		2017			2016
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$72,040	$(190)	$71,850	$54,883	$(217)	$54,666
Change in loss and loss adjustment expense reserves	32,839	123	32,962	36,182	(180)	36,002
Total	$104,879	$(67)	$104,812	$91,065	$(397)	$90,668

For the three months ended March 31, 2017, our net loss reserves on prior period contracts increased by $5.0 million primarily related to the adverse loss development on our Florida homeowners’ insurance contracts relating to the practice of “assignment of benefits” and two large claims reported on a surety contract.

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

	Three months ended March 31
	2017		2016
	($ in thousands)
Frequency	$41,111	95.1%	$36,578	93.9%
Severity	2,100	4.9	2,385	6.1
Total	$43,211	100.0%	$38,963	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the three months ended March 31, 2017 and 2016, were as follows:

	Three months ended March 31
	2017	2016
Frequency	28.6%	28.5%
Severity	26.5%	24.4%
Total	28.4%	28.2%

The changes in the frequency and severity acquisition cost ratios for the three months ended March 31, 2017, compared to the same period in 2016, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
Three months ended March 31, 2017
Line of business	Explanation
Property - Personal
Decrease in acquisition cost ratio due to lower ceding commission rates on the new homeowners’ insurance contracts bound during Q4 2016. By comparison, the Florida homeowners’ contracts terminated during 2016 had a higher acquisition cost ratio.

Specialty - Health	Increase in acquisition cost ratio driven by higher professional fees incurred on an employers’ medical stop loss contract.
Workers Comp	Increase in acquisition cost ratio due to higher ceding commission rates on the new workers’ compensation contracts bound in the last twelve months

Notable Severity Acquisition Cost Ratio Changes
Three months ended March 31, 2017
Line of business	Explanation
Financial
The acquisition cost ratio for the transactional liability business is higher than other severity contracts. There was no transactional liability business during the comparable period in 2016. Therefore the acquisition cost ratio for the three months ended March 31, 2017 was higher than the same period in 2016.

Specialty - Marine
An excess of loss contract written during 2016 had a low acquisition cost ratio which had helped reduce the overall severity acquisition cost ratio for the comparative three months ended March 31, 2016. Since this contract was not renewed during 2017, the overall severity acquisition cost ratio increased for the three months ended March 31, 2017.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2017	2016
	($ in thousands)
Underwriting expenses	$4,111	$4,823
Corporate expenses	2,632	2,176
General and administrative expenses	$6,743	$6,999

Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For the three months ended March 31, 2017, the decrease in underwriting related expenses compared to the same period in 2016, was primarily due to lower personnel expenses. For the three months ended March 31, 2017, the increase in corporate expenses, was primarily due to higher legal and professional fees incurred during the three months ended March 31, 2017, compared to the same period in 2016. For the three months ended March 31, 2017 and 2016, the general and administrative expenses included $0.9 million and $0.8 million, respectively, of expenses related to stock compensation granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31
	2017	2016
	($ in thousands)
Realized gains (losses)	$48,967	$(38,611)
Change in unrealized gains and losses	(23,378)	78,700
Investment related foreign exchange gains (losses)	(7,015)	(4,112)
Interest and dividend income, net of withholding taxes	4,606	4,956
Interest, dividend and other expenses	(6,065)	(5,262)
Investment advisor compensation	(5,497)	(7,236)
Net investment income (loss)	$11,618	$28,435

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended March 31, 2017, investment income, net of fees and expenses, resulted in a gain of 0.9% on our investments managed by DME Advisors, compared to a gain of 2.5% for the three months ended March 31, 2016. The long portfolio and macro positions gained 4.3% and 0.2%, respectively, while the short portfolio lost 3.0% during the three months ended March 31, 2017. For the three months ended March 31, 2017, the largest contributors to net investment income were long positions in Chemours ( CC), Apple (AAPL) and gold, while the largest detractors were long positions in Rite Aid Corp (RAD), and short positions in Tesla (TSLA) and a group of perceived overpriced momentum driven securities that we refer to as the “bubble basket”.

For the three months ended March 31, 2017, included under “Investment advisor compensation” in the above table was $4.3 million (2016: $4.2 million), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three months ended March 31, 2017, $1.2 million of performance allocation compensation was recorded for the period (2016: $3.1 million).

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

For the three months ended March 31, 2017 and 2016, the gross investment gain (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 1.0% and 2.8%, respectively. These were comprised of the following:

	Three months ended March 31
	2017	2016
Long portfolio gains (losses)	4.3%	2.6%
Short portfolio gains (losses)	(3.0)	0.1
Macro gains (losses)	0.2	0.5
Other income and expenses [1]	(0.5)	(0.4)
Gross investment return	1.0%	2.8%
Net investment return	0.9%	2.5%
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

As of March 31, 2017, a deferred tax asset of $1.2 million (December 31, 2016: $1.3 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Three months ended March 31			Three months ended March 31
		2017			2016
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	70.5%	41.4%	69.0%	68.2%	31.8%	65.6%
Acquisition cost ratio	28.6	26.5	28.4	28.5	24.4	28.2
Composite ratio	99.1%	67.9%	97.4%	96.7%	56.2%	93.8%
Underwriting expense ratio			2.7			3.5
Combined ratio			100.1%			97.3%

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

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of March 31, 2017, were $1,240.2 million, compared to $1,098.9 million as of December 31, 2016, an increase of $141.3 million, or 12.9%.

The significant changes in our long investments and financial contracts receivable for the three months ended March 31, 2017 were as follows:

Increase (decrease) ($ in millions)	Explanation
$(18.4)	Commodities - Gold	Decrease primarily due to the reduction of physical gold holdings.
$(38.1)	Financial contracts receivable	Decrease in derivative assets partially due to the decrease in unrealized gains relating to derivatives held as of March 31, 2017.
$207.3	Equities - Listed	Increase primarily due to acquisition of equity securities.
$(14.4)	Corporate debt	Decrease due to disposal of certain corporate debt instruments.

As of March 31, 2017, our exposure to long investments decreased to 95.3%, compared to 99.5% as of December 31, 2016. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the exposure may not directly translate into a corresponding change in the long investments.

Financial contracts payable as of March 31, 2017 increased by $1.0 million, or 43.7%, compared to December 31, 2016, primarily due to a total return equity swaps that depreciated in value and were reclassified from financial contracts receivable to financial contracts payable as of March 31, 2017.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. Additionally, under term margin agreements we pledge certain investment securities to borrow cash from prime brokers in order to provide collateral for trust accounts and for some of our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed consolidated balance sheet. As of March 31, 2017, we had borrowed $558.8 million (December 31, 2016: $319.8 million) from our prime brokers for investing activities (including short positions) and to provide collateral for trust accounts and letters of credit. The increase in the amount borrowed from prime brokers was partially a result of the higher level of margin borrowing required for the current composition of the investment portfolio as of March 31, 2017 and partially a result of the increase in collateral provided to our cedents in the form of trusts and letters of credit.

In accordance with Greenlight Re’s investment guidelines in effect as of March 31, 2017, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2017, 91.8% (December 31, 2016: 88.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 7.2% (December 31, 2016: 10.7%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.3% (December 31, 2016: 0.7%) was comprised of securities valued based on non-observable inputs (Level 3). As of March 31, 2017, 0.7% (December 31, 2016: 0.3%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the three months ended March 31, 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2017, $112.0 million (December 31, 2016: $140.1 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $111.3 million (December 31, 2016: $137.6 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.7 million (December 31, 2016: $2.4 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of March 31, 2017, our securities sold, not yet purchased, were $867.7 million, compared to $859.9 million at December 31, 2016. However, the short exposure decreased to 68.0% as of March 31, 2017, compared to 72.9% at December 31, 2016, primarily due to the increase in assets under management by our investment advisor. The exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the exposure may not directly translate into a corresponding change in the securities sold, not yet purchased.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of March 31, 2017, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of March 31, 2017, restricted cash included $867.7 million relating to collateral for securities sold, not yet purchased, compared to $859.9 million as of December 31, 2016.

Overall, our restricted cash increased by $141.4 million, or 11.8%, from $1,202.7 million to $1,344.1 million, partially due to the increase in collateral posted for our reinsurance obligations to our clients which increased by $114.4 million during the three months ended March 31, 2017. To a lesser extent, the increase in restricted cash was caused by an increase in swap counterparty collateral, which increased by $19.2 million, during the three months ended March 31, 2017.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At March 31, 2017, reinsurance balances receivable were $268.4 million, compared to $219.1 million as of December 31, 2016, an increase of $49.3 million, or 22.5%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. At March 31, 2017, funds withheld were $46.1 million, compared to $28.4 million as of December 31, 2016. We believe the reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at March 31, 2017.

At March 31, 2017, deferred acquisition costs (net of retrocession) increased by $12.4 million, or 20.4%, compared to December 31, 2016. The increase was consistent with and related to the increase in unearned premium reserves during the same period. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of March 31, 2017, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Reinsurance Balances Payable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	March 31, 2017			December 31, 2016
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$95,864	$201,588	$297,452	$81,676	$183,134	$264,810
Severity	18,133	24,445	42,578	17,139	24,692	41,831
Total	$113,997	$226,033	$340,030	$98,815	$207,826	$306,641

During the three months ended March 31, 2017, the frequency loss reserves increased by $32.6 million, or 12.3%, to $297.5 million from $264.8 million as of December 31, 2016. The increases in both case reserves and IBNR were primarily related to the premiums earned during the period on active frequency contracts.

The severity loss reserves increased by $0.7 million, or 1.8%, primarily relating to case reserves.

For most of our contracts written as of March 31, 2017, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of April 1, 2017, our maximum aggregate loss exposure to any series of natural peril events was $229.9 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of April 1, 2017:

	April 1, 2017
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

PMLs are estimates and as a result, we cannot provide any assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML. The PML estimate includes all significant exposure from our reinsurance operations. This includes coverage for property, motor, marine, energy, aviation and workers’ compensation.

As of April 1, 2017, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $97.1 million and $112.4 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of April 1, 2017:

	April 1, 2017
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$97,124	$110,376
Europe	28,197	35,392
Japan	7,761	7,986
Rest of the world	7,741	7,838
Maximum	97,124	112,401
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, increased by $9.5 million to $901.2 million as of March 31, 2017, compared to $891.7 million as of December 31, 2016. Retained earnings increased primarily due to net income of $8.4 million reported for the three months ended March 31, 2017. The non-controlling interest increased by $0.3 million primarily due the net investment income attributable to the non-controlling interest for three months ended March 31, 2017. The increase in additional paid-in capital for the three months ended March 31, 2017 of $0.8 million was primarily related to share-based compensation for the three months ended March 31, 2017.

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

As of March 31, 2017, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2017, approximately 95% (December 31, 2016: 94%) of our long investments were comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2017 and 2016, the net cash provided by or (used in) operating activities was $15.4 million and $(7.3) million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $7.0 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. Excluding the investment related expenses from the net cash from operating activities, the net cash primarily provided by (used in) our underwriting activities was $22.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the three months ended March 31, 2017, our investing activities used cash of $17.9 million (2016: provided cash of $92.2 million), driven primarily by increase in restricted cash and cash equivalents compared to the same period in 2016. Cash used for, or provided by, investing activities is net of any withdrawals from the joint venture by DME (nil for three months ended March 31, 2017 and 2016). There were no financing activities during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of March 31, 2017, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2017, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of March 31, 2017, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2017, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (December 31, 2016: $600.0 million) with various financial institutions. See Note 9 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of March 31, 2017, the aggregate amount of collateral provided to cedents under such arrangements was $457.0 million (December 31, 2016: $341.7 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $470.4 million as of March 31, 2017 (December 31, 2016: $397.2 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2017.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2017.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2017 unless renewed by the Board of Directors. As of March 31, 2017, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2017, no Class A ordinary shares were repurchased by the Company.

As of March 31, 2017, there were 345,592 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance from 3.5 million to 5.0 million. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2017 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$621	$426	$174	$—	$1,221
Private equity and limited partnerships (2)	7,952	—	—	—	7,952
Loss and loss adjustment expense reserves (3)	154,630	102,910	36,329	46,161	340,030
	$163,203	$103,336	$36,503	$46,161	$349,203
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of March 31, 2017, we had made total commitments of $25.3 million in private investments of which we had invested $17.3 million, and our remaining commitments to these investments total $8.0 million. Given the nature of private equity commitments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of March 31, 2017, $867.7 million of securities sold, not yet purchased, were secured by $867.7 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME Advisors and a separate investment advisory agreement with DME. Effective January 1, 2017, the venture agreement and the advisory agreement were amended and restated to replace the previous agreements dated January 1, 2014, and will expire on December 31, 2019 and renew automatically for successive three-year periods.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2017, performance allocation of $1.2 million and management fees of $4.3 million were included in net investment income.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the three months ended March 31, 2017 and 2016, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of March 31, 2017, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of March 31, 2017, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $28.6 million, or 2.4%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of March 31, 2017, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of March 31, 2017, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas and oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of March 31, 2017. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$12,493	1.1%	$(12,493)	(1.1)%
Natural Gas	5,460	0.5	(5,460)	(0.5)
Oil	2,577	0.2	(2,577)	(0.2)
Total	$20,530	1.8%	$(20,530)	(1.8)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of March 31, 2017, we had a net unhedged foreign currency exposure on GBP denominated loss reserves of £(0.1) million. As of March 31, 2017, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in additional estimated loss reserves of $0.0 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in a reduction of $0.0 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2017, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Australian Dollar	$379	—%	$(379)	—%
British Pound	(982)	(0.1)	982	0.1
Chinese Yuan	8,383	0.7	(1,099)	(0.1)
Euro	(413)	—	413	—
Japanese Yen	2,100	0.2	(2,081)	(0.2)
Swiss Franc	(586)	—	586	—
Other	(45)	—	45	—
Total	$8,836	0.8%	$(1,533)	(0.2)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$15,218	1.3%	$(19,701)	(1.7)%
Net exposure to interest rate risk	$19,410	1.6%	$(23,893)	(2.0)%

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

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2017, there have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. On April 26, 2017, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2018 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of March 31, 2017, 2.0 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. No Class A ordinary shares were repurchased by the Company during the three months ended March 31, 2017.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ LEONARD GOLDBERG
Leonard Goldberg Interim Chief Executive Officer (principal executive officer)
May 2, 2017

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
May 2, 2017