Form 10-Q
period 2017-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2017-07-31
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,086,889
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of July 28, 2017

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$6,271	$22,473
Equity securities, trading, at fair value	1,053,640	844,001
Other investments, at fair value	138,190	156,063
Total investments	1,198,101	1,022,537
Cash and cash equivalents	41,661	39,858
Restricted cash and cash equivalents	1,352,839	1,202,651
Financial contracts receivable, at fair value	29,166	76,381
Reinsurance balances receivable	266,747	219,126
Loss and loss adjustment expenses recoverable	2,661	2,704
Deferred acquisition costs, net	78,216	61,022
Unearned premiums ceded	2,979	2,377
Notes receivable, net	33,627	33,734
Other assets	6,247	4,303
Total assets	$3,012,244	$2,664,693
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$878,714	$859,902
Financial contracts payable, at fair value	15,355	2,237
Due to prime brokers	543,559	319,830
Loss and loss adjustment expense reserves	359,355	306,641
Unearned premium reserves	277,349	222,527
Reinsurance balances payable	55,369	41,415
Funds withheld	7,031	5,927
Other liabilities	11,628	14,527
Total liabilities	2,148,360	1,773,006
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,112,199 (2016: 31,111,432): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2016: 6,254,895))	3,737	3,737
Additional paid-in capital	500,682	500,337
Retained earnings	342,318	370,168
Shareholders’ equity attributable to shareholders	846,737	874,242
Non-controlling interest in joint venture	17,147	17,445
Total equity	863,884	891,687
Total liabilities and equity	$3,012,244	$2,664,693

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and six months ended June 30, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Revenues
Gross premiums written	$174,889	$92,237	$372,103	$259,029
Gross premiums ceded	(2,523)	(3,522)	(5,949)	(5,629)
Net premiums written	172,366	88,715	366,154	253,400
Change in net unearned premium reserves	(12,042)	36,867	(53,928)	10,294
Net premiums earned	160,324	125,582	312,226	263,694
Net investment income (loss)	(39,149)	(38,054)	(27,531)	(9,619)
Other income (expense), net	303	282	296	11
Total revenues	121,478	87,810	284,991	254,086
Expenses
Loss and loss adjustment expenses incurred, net	106,016	111,376	210,828	202,044
Acquisition costs, net	45,429	35,484	88,640	74,447
General and administrative expenses	6,347	4,994	13,090	11,993
Total expenses	157,792	151,854	312,558	288,484
Income (loss) before income tax	(36,314)	(64,044)	(27,567)	(34,398)
Income tax benefit	295	258	174	54
Net income (loss) including non-controlling interest	(36,019)	(63,786)	(27,393)	(34,344)
Loss (income) attributable to non-controlling interest in joint venture	550	791	298	18
Net income (loss)	$(35,469)	$(62,995)	$(27,095)	$(34,326)
Earnings (loss) per share
Basic	$(0.96)	$(1.69)	$(0.73)	$(0.92)
Diluted	$(0.96)	$(1.69)	$(0.73)	$(0.92)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,025,703	37,281,392	37,009,539	37,194,428
Diluted	37,042,506	37,281,392	37,035,236	37,194,428

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	29	—	—	29	—	29
Share-based compensation expense, net of forfeitures	—	1,788	—	1,788	—	1,788
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(18)	(18)
Net income (loss)	—	—	(34,326)	(34,326)	—	(34,326)
Balance at June 30, 2016	$3,732	$498,189	$290,961	$792,882	$23,364	$816,246

Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$17,445	$891,687
Issue of Class A ordinary shares, net of forfeitures	11	—	—	11	—	11
Repurchase of Class A ordinary shares	(11)	(1,502)	(755)	(2,268)	—	(2,268)
Share-based compensation expense, net of forfeitures	—	1,847	—	1,847	—	1,847
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	(298)	(298)
Net income (loss)	—	—	(27,095)	(27,095)	—	(27,095)
Balance at June 30, 2017	$3,737	$500,682	$342,318	$846,737	$17,147	$863,884

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2017	2016
Cash provided by (used in) operating activities
Net income (loss)	$(27,095)	$(34,326)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	81,253	(108,841)
Net realized (gains) losses on investments and financial contracts	(68,386)	112,315
Foreign exchange (gains) losses on cash and investments	8,048	5,519
Income (loss) attributable to non-controlling interest in joint venture	(298)	(18)
Share-based compensation expense, net of forfeitures	1,858	1,817
Depreciation expense	184	203
Net change in
Reinsurance balances receivable	(47,621)	(28,863)
Loss and loss adjustment expenses recoverable	43	(68,960)
Deferred acquisition costs, net	(17,194)	6,995
Unearned premiums ceded	(602)	(418)
Other assets	(2,128)	(416)
Loss and loss adjustment expense reserves	52,714	48,706
Unearned premium reserves	54,822	(10,578)
Reinsurance balances payable	13,954	78,660
Funds withheld	1,104	(1,031)
Other liabilities	(2,899)	(1,886)
Net cash provided by (used in) operating activities	47,757	(1,122)
Investing activities
Purchases of investments, trading	(518,595)	(632,044)
Sales of investments, trading	436,567	538,465
Payments for financial contracts	(15,218)	(34,592)
Proceeds from financial contracts	51,716	12,656
Securities sold, not yet purchased	661,061	474,965
Dispositions of securities sold, not yet purchased	(726,183)	(586,774)
Change in due to prime brokers	223,729	19,006
Change in restricted cash and cash equivalents, net	(158,640)	155,683
Change in notes receivable, net	107	(9,639)
Net cash provided by (used in) investing activities	(45,456)	(62,274)
Financing activities
Repurchase of Class A ordinary shares	(2,268)	—
Net cash provided by (used in) financing activities	(2,268)	—
Effect of foreign exchange rate changes on cash and cash equivalents	1,770	(3,210)
Net increase (decrease) in cash and cash equivalents	1,803	(66,606)
Cash and cash equivalents at beginning of the period	39,858	112,162
Cash and cash equivalents at end of the period	$41,661	$45,556
Supplementary information
Interest paid in cash	$5,875	$5,275
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2017

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

The results for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
During the year ended December 31, 2016, the Company revised its classification of the lines of business presented in Note 10 of the condensed consolidated financial statements. As a result the gross written premiums relating to certain lines of business previously reported for the three and six months ended June 30, 2017, have been reclassified to conform to the current period presentation. The reclassification resulted in no changes to net income (loss) or retained earnings for any of the periods presented.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2017 and December 31, 2016, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of June 30, 2017, $16.4 million (December 31, 2016: $15.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2017, $3.0 million and $5.7 million (2016: $1.5 million and $2.6 million) of net profit commission expense was included in acquisition costs in the condensed consolidated statements of income.

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

At June 30, 2017, $16.7 million of notes receivable (net of any valuation allowance) were on non-accrual status(December 31, 2016: $18.6 million) and any payments received were applied to reduce the recorded value of the notes.

At June 30, 2017, $0.1 million of accrued interest was included in the notes receivable balance (December 31, 2016: nil). Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at June 30, 2017 and December 31, 2016, were expected to be fully collectible.

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

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Weighted average shares outstanding - basic	37,025,703	37,281,392	37,009,539	37,194,428
Effect of dilutive employee and director share-based awards	16,803	—	25,697	—
Weighted average shares outstanding - diluted	37,042,506	37,281,392	37,035,236	37,194,428
Anti-dilutive stock options outstanding	458,741	435,991	358,741	435,991
Participating securities excluded from calculation of loss per share	330,102	371,642	330,102	371,642

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation - Scope of Modification Accounting (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2017-09 will impact the Company to the extent that there are changes to terms and conditions of the Company’s share-based payment awards after the adoption date. The Company does not anticipate modifications to its share-based payment awards.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2017:

	Fair value measurements as of June 30, 2017
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$5,495	$776	$6,271
Listed equity securities	1,037,502	16,138	—	1,053,640
Commodities	118,370	—	—	118,370
Private and unlisted equity securities	—	—	6,085	6,085
	$1,155,872	$21,633	$6,861	$1,184,366
Private equity funds measured at net asset value (1)				13,735
Total investments				$1,198,101
Financial contracts receivable	$61	$29,105	$—	$29,166
Liabilities:
Listed equity securities, sold not yet purchased	$(784,725)	$—	$—	$(784,725)
Debt instruments, sold not yet purchased	—	(93,989)	—	(93,989)
Total securities sold, not yet purchased	$(784,725)	$(93,989)	$—	$(878,714)
Financial contracts payable	$—	$(15,355)	$—	$(15,355)
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

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2017
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$704	$6,076	$6,780
Total realized and unrealized gains (losses) and amortization included in earnings, net	72	9	81
Ending balance	$776	$6,085	$6,861

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 30, 2017
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$654	$6,109	$6,763
Purchases	—	1,750	1,750
Total realized and unrealized gains (losses) and amortization included in earnings, net	122	(6)	116
Transfers out of Level 3	—	(1,768)	(1,768)
Ending balance	$776	$6,085	$6,861

During the six months ended June 30, 2017, $1.8 million of the private equity securities were transferred from Level 3 to Level 2 as these securities commenced trading on a listed exchange. However, due to lock-up period restrictions on those securities, they were classified as Level 2 upon transfer until the lock-up period expires. As of June 30, 2017, the fair value of these securities was based on the last traded price on an active market, adjusted for an estimated discount due to the lock-up restriction.

There were no other transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2017.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2016
	Debt instruments	Private and unlisted equity securities (1)	Total
	($ in thousands)
Beginning balance	$496	$5,931	$6,427
Total realized and unrealized gains (losses) and amortization included in earnings, net	90	56	146
Ending balance	$586	$5,987	$6,573

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 30, 2016
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$505	$8,452	$8,957
Sales	—	(2,539)	(2,539)
Total realized and unrealized gains (losses) and amortization included in earnings, net	81	74	155
Ending balance	$586	$5,987	$6,573

There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2016.

As of June 30, 2017, the Company held investments in private equity funds of $13.7 million (December 31, 2016: $12.7 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to June 30, 2017. The private equity funds have varying lock-up periods and, as of June 30, 2017, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of June 30, 2017, the Company had $7.6 million (December 31, 2016: $9.2 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

For the three and six months ended June 30, 2017, included in net investment loss in the condensed consolidated statements of income were no net realized losses relating to Level 3 securities (2016: nil).

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the three and six months ended June 30, 2017 of $0.1 million and $0.1 million, respectively (three and six months ended June 30, 2016: net unrealized losses of $0.1 million and $1.6 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At June 30, 2017, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$16,034	$—	$(11,769)	$4,265
Corporate debt – Non U.S.	4,869	—	(2,863)	2,006
Total debt instruments	$20,903	$—	$(14,632)	$6,271

At December 31, 2016, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$21,294	$6,509	$(5,331)	$22,472
Corporate debt – Non U.S.	2,109	—	(2,108)	1
Total debt instruments	$23,403	$6,509	$(7,439)	$22,473

The maturity distribution for debt instruments held at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017		December 31, 2016
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$—	$—
From one to five years	17,843	5,445	17,803	19,492
From five to ten years	2,109	50	4,649	2,327
More than ten years	951	776	951	654
	$20,903	$6,271	$23,403	$22,473

Equity securities, trading

At June 30, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$951,792	$136,942	$(51,470)	$1,037,264
Exchange traded funds	15,056	1,320	—	16,376
Total equity securities	$966,848	$138,262	$(51,470)	$1,053,640

At December 31, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$753,813	$115,379	$(40,706)	$828,486
Exchange traded funds	15,056	459	—	15,515
Total equity securities	$768,869	$115,838	$(40,706)	$844,001

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of June 30, 2017 and December 31, 2016, all commodities were comprised of gold bullion.

At June 30, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$103,680	$14,690	$—	$118,370
Private and unlisted equity securities	14,924	4,896	—	19,820
	$118,604	$19,586	$—	$138,190

At December 31, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$6,625	$—	$137,296
Private and unlisted equity securities	14,418	4,375	(26)	18,767
	$145,089	$11,000	$(26)	$156,063

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

At June 30, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(670,678)	$34,340	$(148,387)	$(784,725)
Sovereign debt – Non U.S.	(96,230)	2,241	—	(93,989)
	$(766,908)	$36,581	$(148,387)	$(878,714)

At December 31, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(690,270)	$30,768	$(110,765)	$(770,267)
Sovereign debt – Non U.S.	(96,230)	6,595	—	(89,635)
	$(786,500)	$37,363	$(110,765)	$(859,902)

Financial Contracts

As of June 30, 2017 and December 31, 2016, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At June 30, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	50,339	$9,200
Commodity Swaps	USD	41,629	2,656
Futures	USD	2,607	40
Interest rate swaps	JPY	21,307	189
Put options (2)	USD	86,921	3,054
Total return swaps – equities	EUR/RON	48,300	13,997
Warrants and rights on listed equities	EUR/USD	69	30
Total financial contracts receivable, at fair value			$29,166
Financial contracts payable
Commodity Swaps	USD	27,528	$(1,566)
Forwards	KRW	11,019	(283)
Put options	USD	22,757	(918)
Total return swaps – equities	BRL/EUR/GBP/KRW/USD	65,509	(12,588)
Total financial contracts payable, at fair value			$(15,355)
(1) USD = US Dollar; BRL = Brazilian Real; EUR = Euro; GBP = British Pound; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.
(2) Includes options on the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	134,495	$26,508
Commodity Swaps	USD	82,009	13,506
Interest rate swaps	JPY	20,490	218
Put options (2)	USD	115,481	6,703
Total return swaps – equities	EUR/GBP/USD	100,199	29,413
Warrants and rights on listed equities	EUR/USD	67	33
Total financial contracts receivable, at fair value			$76,381
Financial contracts payable
Forwards	KRW	6,880	$(118)
Put options	USD	815	(172)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	31,257	(1,947)
Total financial contracts payable, at fair value			$(2,237)
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

As of June 30, 2017, the Company held $3.1 million OTC put options (long) (December 31, 2016: $6.7 million), $9.2 million OTC call options (long) (December 31, 2016: $22.4 million), and $0.9 million OTC put options (short) (December 31, 2016: $0.2 million).

During the three and six months ended June 30, 2017 and 2016, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended June 30		Six months ended June 30
		2017	2016	2017	2016
		($ in thousands)
Forwards	Net investment income (loss)	$(289)	$13	$334	$(68)
Futures	Net investment income (loss)	110	309	(403)	1,293
Interest rate swaps	Net investment income (loss)	(198)	—	(93)	—
Options, warrants, and rights	Net investment income (loss)	(4,584)	555	(12,112)	(2,248)
Commodity swaps	Net investment income (loss)	(3,746)	5,846	(10,705)	281
Total return swaps – equities	Net investment income (loss)	(10,593)	6,885	(282)	13,804
Total		$(19,300)	$13,608	$(23,261)	$13,062

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and six months ended June 30, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2017	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$164	$—	$3,640	$—
Futures	2,890	5,818	32,400	29,887
Options, warrants and rights (1)	229,999	—	577,917	110,102
Commodity swaps	2,025	8,406	2,025	16,588
Total return swaps	11,377	235,806	243,495	296,413
Total	$246,455	$250,030	$859,477	$452,990
(1) Exited amount excludes derivatives that expired or were exercised during the period.

For the three and six months ended June 30, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2016	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$—	$115	$—	$178
Futures	—	25,456	174,721	195,166
Options, warrants and rights (1)	20,206	83,051	153,539	258,702
Commodity swaps	—	9,651	75,566	64,025
Total return swaps	567	20,994	2,050	49,265
Total	$20,773	$139,267	$405,876	$567,336
(1) Exited amount excludes derivatives that expired or were exercised during the period.

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties on its derivative instruments.

As of June 30, 2017, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

June 30, 2017	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$29,166	$—	$29,166	$(10,397)	$(11,846)	$6,923
Financial contracts payable	(15,355)	—	(15,355)	10,397	4,958	—

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

4.        DUE TO PRIME BROKERS

As of June 30, 2017, the amount due to prime brokers was comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 9) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account and trust account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents.

As of June 30, 2017, Greenlight Re’s investment guidelines (which may be amended from time to time by Greenlight Re’s board of directors) allows for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the six months ended June 30, 2017.

At June 30, 2017 and December 31, 2016, loss and loss adjustment expense reserves were comprised of the following:

Consolidated	June 30, 2017	December 31, 2016
	($ in thousands)
Case reserves	$123,648	$98,815
IBNR	235,707	207,826
Total	$359,355	$306,641

At June 30, 2017 and December 31, 2016, the loss and loss adjustment expense reserves relating to health were $17.9 million and $19.0 million, respectively.

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2017 and 2016 is as follows:

Consolidated	2017	2016
	($ in thousands)
Gross balance at January 1	$306,641	$305,997
Less: Losses recoverable	(2,704)	(3,368)
Net balance at January 1	303,937	302,629
Incurred losses related to:
Current year	203,922	174,344
Prior years	6,906	27,700
Total incurred	210,828	202,044
Paid losses related to:
Current year	(60,134)	(57,001)
Prior years	(99,763)	(93,002)
Total paid	(159,897)	(150,003)
Loss portfolio transfer	—	(68,704)
Foreign currency revaluation	1,826	(3,591)
Net balance at June 30	356,694	282,375
Add: Losses recoverable	2,661	72,328
Gross balance at June 30	$359,355	$354,703

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the six months ended June 30, 2017 and 2016 are as follows:

Health	2017	2016
	($ in thousands)
Gross balance at January 1	$18,993	$21,533
Less: Losses recoverable	—	—
Net balance at January 1	18,993	21,533
Incurred losses related to:
Current year	21,674	20,907
Prior years	(384)	(266)
Total incurred	21,290	20,641
Paid losses related to:
Current year	(7,704)	(7,071)
Prior years	(14,637)	(13,725)
Total paid	(22,341)	(20,796)
Foreign currency revaluation	—	—
Net balance at June 30	17,942	21,378
Add: Losses recoverable	—	—
Gross balance at June 30	$17,942	$21,378

For the six months ended June 30, 2017, the net loss reserves on prior period contracts increased by $6.9 million, primarily related to the adverse loss development on Florida homeowners’ insurance contracts relating to the practice of “assignment of benefit”, large claims reported on a surety contract and adverse development on a legacy motor contract.

For the six months ended June 30, 2016, the net loss reserves on prior period contracts increased by $27.7 million, primarily related to the loss portfolio transfer of the legacy construction defect liabilities.

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

For the three and six months ended June 30, 2017, loss and loss adjustment expenses incurred of $106.0 million and $210.8 million, respectively (2016: $111.4 million and $202.0 million, respectively), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $(0.2) million and $(0.1) million, respectively (2016: $0.3 million and $0.7 million, respectively). The negative loss and loss expenses recovered and recoverable for the three and six months ended June 30, 2017, were due to reversal of recoverable amounts resulting from favorable development on the corresponding inward assumed contract.

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2017, the Company had losses receivable and loss reserves recoverable of $2.2 million (December 31, 2016: $2.2 million) from unrated retrocessionaires which were secured by cash collateral held by the Company. At June 30, 2017, $0.4 million (December 31, 2016: $0.5 million) of losses recoverable were from a retrocessionaire rated A- by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2017 and December 31, 2016, no provision for uncollectible losses recoverable was considered necessary.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 5,000,000 (December 31, 2016: 3,500,000) Class A ordinary shares. On April 26, 2017, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance. As of June 30, 2017, 1,785,002 (December 31, 2016: 424,787) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the six months ended June 30, 2017, 113,955 (2016: 152,138) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the six months ended June 30, 2017, the Company also issued to non-employee directors an aggregate of 37,840 (2016: 39,288) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the six months ended June 30, 2017, 46,319 (2016: 4,177) restricted shares were forfeited. The restricted shares forfeited during the six months ended June 30, 2017 related to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2017, no stock compensation expense was reversed (2016: $0.05 million) since the stock compensation relating to the former CEO’s restricted shares was previously reversed during the fourth quarter of 2016, when it was likely that these restricted shares would be forfeited.

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2017:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2016	365,432	$26.76
Granted	151,795	21.58
Vested	(140,806)	29.50
Forfeited	(46,319)	24.61
Balance at June 30, 2017	330,102	$23.52

Employee and Director Stock Options

For the six months ended June 30, 2017, 12,500 (2016: 261,000) stock options were exercised by directors or employees resulting in 520 (2016: 99,617) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the six months ended June 30, 2017, 71,335 stock options vested, relating to the resignation of the Company’s former CEO, which had a weighted average grant date fair value of $10.51 per share, pursuant to a deed of settlement and release. At June 30, 2017, there was no remaining compensation cost to be recognized in future periods relating to the former CEO’s stock options as the expense was recognized in full as of December 31, 2016 when it was deemed likely that the stock options would vest.
On April 1, 2017, 22,750 stock options were granted to the Company’s interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100.0% on the date of the grant. The grant date fair value of these options was $10.12 per share based on the Black-Scholes option pricing model.

Employee and director stock option activity during the six months ended June 30, 2017 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2016	543,377	$25.40	$10.17	$0.5	4.7 years
Granted	22,750	22.10	10.12
Exercised	(12,500)	19.60	10.18	—
Balance at June 30, 2017	553,627	$25.40	$10.17	$0.1	4.6 years

On July 6, 2017, 480,000 stock options were granted to the Company’s new Chief Executive Officer, pursuant to his employment agreement with the Company and Greenlight Re dated as of June 2, 2017. These options vest in six equal annual installments beginning on June 30, 2018 and ending on June 30, 2023. The grant date fair value of these options was $9.60 per share based on the Black-Scholes option pricing model.

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the six months ended June 30, 2017, 11,559 (2016: 7,444) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the six months ended June 30, 2017, no (2016: 11,881) RSUs were forfeited by employees, resulting in no reversal (2016: $0.2 million) of stock compensation expense.

Employee RSU activity during the six months ended June 30, 2017 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2016	15,934	$27.52
Granted	11,559	21.65
Vested	(4,695)	32.60
Balance at June 30, 2017	22,798	$23.50

For the six months ended June 30, 2017 and 2016, the general and administrative expenses included stock compensation expense (net of forfeitures) of $1.9 million and $1.8 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

8.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors LLC (“DME”) are participants of a joint venture for the purpose of managing certain jointly held assets, as may be amended from time to time (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time (the “advisory agreement”). Each of the venture agreement and the advisory agreement became effective January 1, 2017, and will expire on December 31, 2019. Unless terminated in accordance with its respective terms, each agreement will renew automatically for successive three-year periods. DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and six months ended June 30, 2017, $(1.2) million and $0.0 million performance allocation (2016: $(3.1) million and $0.0 million) was included in gross investment loss. The negative performance compensation for the three months ended June 30, 2017 and 2016 was due to the reversal of previously recorded performance compensation allocation due to the net investment loss in the current period.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three and six months ended June 30, 2017 were management fees of $4.3 million and $8.6 million (2016: $4.1 million and $8.3 million). The management fees have been fully paid as of June 30, 2017.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the six months ended June 30, 2017, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of June 30, 2017, $39.7 million (December 31, 2016: $34.8 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. As of June 30, 2017, the Company, along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides certain investor relations services to the Company for compensation of five thousand dollars per month (plus expenses). The agreement is automatically renewed annually until terminated by either the Company or DME Advisors for any reason with 30 days’ prior written notice to the other party.

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2017, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$100,000	June 30, 2018	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2018	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2018	120 days prior to termination date
	$600,000

As of June 30, 2017, an aggregate amount of $160.9 million (December 31, 2016: $255.4 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of June 30, 2017, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $194.4 million (December 31, 2016: $310.9 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2017 and December 31, 2016.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of June 30, 2017, collateral of $284.0 million (December 31, 2016: $86.4 million) was provided to cedents in the form of regulatory trust accounts.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in “Schedule of Commitments and Contingencies” below, are the minimum lease payment obligations relating to these leases as of June 30, 2017.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in “Schedule of Commitments and Contingencies” below, are the net minimum lease payment obligations relating to this lease as of June 30, 2017.

The total rent expense related to leased office space for the three and six months ended June 30, 2017 was $0.1 million and $0.3 million, respectively (2016: $0.1 million and $0.3 million, respectively).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of June 30, 2017, the Company had commitments to invest an additional $7.6 million (December 31, 2016: $9.2 million) in private equity investments. Included in “Schedule of Commitments and Contingencies” below, are the minimum payment obligations relating to these investments as of June 30, 2017.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2017	2018	2019	2020	2021	Thereafter	Total
	($ in thousands)
Operating lease obligations	$310	$388	$155	$155	$58	$—	$1,066
Private equity and limited partnerships (1)	7,568	—	—	—	—	—	7,568
	$7,878	$388	$155	$155	$58	$—	$8,634
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

10.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:
Gross Premiums Written by Line of Business*

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Property
Commercial	$3,563	2.1%	$6,550	7.1%	$8,733	2.3%	$15,301	5.9%
Motor	14,695	8.4	8,736	9.5	30,439	8.2	18,100	7.0
Personal (1)	20,676	11.8	(14,801)	(16.1)	42,249	11.4	8,435	3.3
Total Property	38,934	22.3	485	0.5	81,421	21.9	41,836	16.2
Casualty
General Liability	8,453	4.8	10,372	11.2	17,951	4.8	18,571	7.2
Motor	77,458	44.3	51,146	55.5	155,799	41.9	100,712	38.9
Professional	12,782	7.3	10,786	11.7	27,335	7.3	22,415	8.6
Workers' Compensation	7,872	4.5	3,591	3.9	18,409	5.0	8,357	3.2
Total Casualty	106,565	60.9	75,895	82.3	219,494	59.0	150,055	57.9
Specialty
Accident & Health	11,040	6.3	6,449	7.0	34,779	9.3	33,569	13.0
Financial	12,978	7.4	4,415	4.8	25,034	6.7	19,797	7.6
Marine	2,094	1.2	2,164	2.3	4,317	1.2	5,816	2.2
Other	3,278	1.9	2,829	3.1	7,058	1.9	7,956	3.1
Total Specialty	29,390	16.8	15,857	17.2	71,188	19.1	67,138	25.9
	$174,889	100.0%	$92,237	100.0%	$372,103	100.0%	$259,029	100.0%
(1) The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

*    During the year ended December 31, 2016, the Company revised its classification of the lines of business. As a result, the gross written premiums in the above table relating to certain lines of business previously reported for the three and six months ended June 30, 2016 have been reclassified to conform to the current period presentation.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$152,014	86.9%	61,517	66.7%	$323,772	87.0%	$192,261	74.2%
Worldwide (1)	22,784	13.0%	29,309	31.8%	48,078	12.9%	$63,667	24.6%
Europe	91	0.1%	1,411	1.5%	237	0.1%	$3,321	1.3%
Asia (2)	—	—%	—	—%	16	—%	$(220)	(0.1)%
	$174,889	100.0%	$92,237	100.0%	$372,103	100.0%	$259,029	100.0%
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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2017 and 2016 and financial condition as of June 30, 2017 and December 31, 2016. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

We have recently observed stability and favorable trends in our underlying rates for our non-standard automobile business, which we believe adequately compensates insurers for increased claims frequency trends in private passenger auto. We expect to have a high concentration of premium in this line for the near term.

We have observed an increase in the demand for U.S. health stop loss insurance as more employers seek to control health care costs by pursuing alternatives to first dollar health care plans subject to the Affordable Care Act. We believe that the majority of the demand has been underwritten by large carriers that elect to not purchase reinsurance, although we also believe that a portion has been underwritten by managing general underwriters, who often rely heavily on quota share reinsurance. We expect to seek to increase our market share from managing general underwriters that operate in this line. We will continue to monitor any proposed changes to the Affordable Care Act under the current U.S. administration and react to potential impacts to this line of business.

We believe private U.S. mortgage insurers are increasingly seeking quota share reinsurance options as a result of the implementation of the Private Mortgage Insurers Eligibility Requirements (PMIERS) in the United States, which effectively increases the cost of capital for the private mortgage insurers. We believe the credit underwriting standards for U.S. mortgages are good and, as a result, the risk-adjusted profitability of these portfolios is satisfactory. We expect that reinsurance of U.S. mortgage risk will become a growing part of the specialty financial line of our underwriting portfolio during 2017.

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

We note that pricing for property catastrophe retro and other property catastrophe business has been and continues to be under competitive pressure, although pricing declines have eased during 2017. We believe that while much of the business in the market is being priced below expected losses, there are some pockets of profitable business, in which we have sought to selectively participate.

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

During the first half of 2017, our renewals were at historically comparable levels and we have seen new attractive opportunities. While our gross premiums written during the first half of 2017 increased by 44% from the same period in 2016, we do not expect our premiums to grow at the same rate in future periods. We will continue to monitor market conditions and pursue opportunities to best position ourselves to participate in future under-served or capacity-constrained markets as they arise, and intend to offer products that we believe will generate favorable returns on equity over the long term. Accordingly, our underlying results and product line concentrations in any given period may vary, perhaps significantly, and are not necessarily indicative of our future results of operations.

While competitive market conditions have made it challenging to find and successfully underwrite new business that meets our targeted return hurdles, we believe that we have a strong pipeline of attractive opportunities with counterparties that seek highly customized structures, terms and conditions, which aligns well with our underwriting strategy. While our current approach of maintaining close client relationships will continue to form the backbone of our underwriting portfolio, over time we anticipate some changes in our underwriting appetite and approach. We intend to enter the more transactional reinsurance subscription markets in London, Bermuda and the U.S. where there are pockets of opportunity despite the difficult overall market conditions. We believe engaging with the subscription markets is important for two reasons: first, they have broad pipelines that contain reasonable underwriting margin that meets our appetite; second, it will serve to raise our profile in these markets and ensure that we’re positioned to see opportunities as they may arise, especially those that are short-lived. By careful use of line sizes and thorough scrutiny of risk accumulations, we believe our entry into these subscription markets can be achieved without introducing undue levels of volatility, while improving our underwriting profitability.

We also believe that the combination of expense pressure and increased used of technology is driving a transformational change in the insurance markets. The baseline competency in data analytics is steadily increasing, and we believe that the ability to source and analyze data in innovative ways is crucial to remaining competitive. Our short to medium-term strategy will be to innovate in high-impact and cost-effective ways.

Our investment portfolio had a net long exposure of 29.9% as of June 30, 2017. Our goal for 2017 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate positive returns. Despite the recent U.S. Federal Reserve interest rate increases, we believe monetary policy remains very accommodative globally.  Additionally, there are many global economic, investment and political uncertainties and risks that may impact our business. Given the uncertainties, for the foreseeable future we expect to maintain comparatively lower net equity exposures and to hold a significant position in gold and other macro positions.

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

Key Financial Measures and Non-GAAP Measures

In addition to the consolidated financial statements, management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance and the overall growth in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of its businesses to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:

•	Basic adjusted book value per share;

•	Fully diluted adjusted book value per share; and

•	Net underwriting income (loss).

Basic Adjusted Book Value Per Share and Fully Diluted Adjusted Book Value Per Share

We believe that long-term growth in fully diluted adjusted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick by which to monitor the shareholder value generated. In addition, we believe fully diluted adjusted book value per share may be useful to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$863,884	$901,163	$891,687	$838,550	$816,246
Less: Non-controlling interest in joint venture	(17,147)	(17,697)	(17,445)	(14,345)	(23,364)
Numerator basic adjusted book value per share	846,737	883,466	874,242	824,205	792,882
Add: Proceeds from in-the-money stock options issued and outstanding	4,000	4,245	2,120	2,405	3,080
Numerator for fully diluted adjusted book value per share	$850,737	$887,711	$876,362	$826,610	$795,962
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	37,367,094	37,438,658	37,366,327	37,358,513	37,315,538
Add: In-the-money stock options and RSUs issued and outstanding	217,684	230,184	123,320	144,914	226,528
Denominator for fully diluted adjusted book value per share	37,584,778	37,668,842	37,489,647	37,503,427	37,542,066
Basic adjusted book value per share	$22.66	$23.60	$23.40	$22.06	$21.25
Fully diluted adjusted book value per share	22.64	23.57	23.38	22.04	21.20

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. The measure includes underwriting expenses which are directly related to underwriting activities as well as an allocation of other general and administrative expenses. Net underwriting income (loss) is calculated as net premiums earned, less net loss and loss adjustment expenses incurred, less, acquisition costs and less underwriting expenses. The measure excludes, on a recurring basis: (1) net investment income; (2) any foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) other income (expense) not related to underwriting; and (5) income taxes and income attributable to non-controlling interest. We exclude net investment income and foreign exchange gains or losses as we believe these are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate general and administrative expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them distorts the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	($ in thousands)
Income (loss) before income tax	$(36,314)	$(64,044)	$(27,567)	$(34,398)
Add (subtract):
Investment (income) loss	39,149	38,054	27,531	9,619
Other (income) expense	(303)	(282)	(296)	(11)
Corporate expenses	2,280	1,784	4,912	3,960
Net underwriting income (loss)	$4,812	$(24,488)	$4,580	$(20,830)

Results of Operations

Three and six months ended June 30, 2017 and 2016

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share.

For the three months ended June 30, 2017, the fully diluted adjusted book value per share decreased by $0.93 per share, or 3.9%, to $22.64 per share from $23.57 per share at March 31, 2017. For the three months ended June 30, 2017, the basic adjusted book value per share decreased by $0.94 per share, or 4.0%, to $22.66 per share from $23.60 per share at March 31, 2017.

For the three months ended June 30, 2017, we reported a net loss of $35.5 million, compared to a net loss of $63.0 million reported for the same period in 2016. The net underwriting income for the three months ended June 30, 2017 was $4.8 million, compared to a net underwriting loss of $24.5 million for the same period in 2016. The increased underwriting income for the three months ended June 30, 2017 was primarily due to lower composite ratio reported in the current period compared to the prior year period during which large adverse loss development was reported. For the three months ended June 30, 2017, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 94.4%, compared to 117.0% during the same period in 2016. Our net investment loss for the three months ended June 30, 2017 was $39.1 million, compared to a net investment loss of $38.1 million reported for the same period in 2016. Our investment portfolio managed by DME Advisors, LP reported a loss of 3.4% for the three months ended June 30, 2017, compared to a loss of 3.4% for the same period in 2016. General and administrative expenses for the three months ended June 30, 2017 were $6.3 million, compared to $5.0 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily due to higher personnel expenses during the period compared to the same period in 2016.

For the six months ended June 30, 2017, the fully diluted adjusted book value per share decreased by $0.74 per share, or 3.2%, to $22.64 per share from $23.38 per share at December 31, 2016. For the six months ended June 30, 2017, the basic adjusted book value per share decreased by $0.74 per share, or 3.2%, to $22.66 per share from $23.40 per share at December 31, 2016.

For the six months ended June 30, 2017, we reported a net loss of $27.1 million, compared to a net loss of $34.3 million reported for the same period in 2016. The net underwriting income for the six months ended June 30, 2017 was $4.6 million, compared to underwriting loss of $20.8 million reported for the same period in 2016. The increase in underwriting income for the six months ended June 30, 2017 was primarily due to lower loss ratios in our frequency and severity businesses for the six months ended June 30, 2017, compared to the same period in 2016. For the six months ended June 30, 2017, our composite ratio was 95.9%, compared to 104.8% during the same period in 2016. Our net investment loss for the six months ended June 30, 2017 was $27.5 million, compared to a net investment loss of $9.6 million reported for the same period in 2016. Our investment portfolio reported a loss of 2.5% for the six months ended June 30, 2017, compared to a loss of 1.0% for the same period in 2016. General and administrative expenses for the six months ended June 30, 2017 increased to $13.1 million from $12.0 million for the six months ended June 30, 2016, primarily due to higher personnel expenses.

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$163,621	93.6%	$82,527	89.5%	$349,794	94.0%	$235,336	90.9%
Severity	11,268	6.4	9,710	10.5	22,309	6.0	23,693	9.1
Total	$174,889	100.0%	$92,237	100.0%	$372,103	100.0%	$259,029	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended June 30, 2017, the increase in gross premiums written of $82.7 million, or 89.6%, was primarily related to frequency business. For the three months ended June 30, 2017, our frequency gross premiums written increased by $81.1 million, or 98.3%. The notable changes in frequency gross premiums written for the three months ended June 30, 2017 were as follows:

Frequency Gross Premiums Written
Three months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$32.3	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$31.1	Property - Personal
Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016. In addition, the prior year comparative gross premiums written for personal lines included negative premiums of $18.3 million relating to return premium on Florida homeowners’ property quota share contracts that were terminated during second quarter of 2016.

$6.7	Specialty -Financial
Increase was primarily due to a new financial lines quota share contract and new mortgage insurance contracts bound during the past twelve months. The increase was partially offset by a surety contract that was not renewed during 2017.

$4.6	Specialty - Health
Increase was primarily due to growth in the volume of underlying policies on existing employer medical stop-loss contracts, and to a lesser extent, due to new employer medical stop-loss contracts entered during the past twelve months.

$4.3	Casualty -Workers’ Compensation	Increase was primarily due to new contracts written during the past twelve months.

For the six months ended June 30, 2017, our gross premiums written increased by $113.1 million, or 43.7%, compared to the same period in 2016. For the six months ended June 30, 2017, our frequency gross premiums written increased by $114.5 million, or 48.6%, compared to the same period in 2016. The notable changes in frequency gross premiums for the six months ended June 30, 2017 were as follows:

Frequency Gross Premiums Written
Six months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$67.4	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$10.1	Casualty -Workers’ Compensation	Increase was primarily due to new contracts written during the past twelve months.
$5.9	Casualty -Professional
The comparative period’s gross premiums written included reversal of premiums relating to a solicitors’ professional indemnity contract that was terminated in 2016. Excluding this contract, the professional line gross premiums written increased by $0.8 million relating to the renewal of existing contracts.

$26.6	Property - Personal
Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016. In addition, the prior year comparative gross premiums written for personal lines included negative premiums of $5.6 million relating to return premium on Florida homeowners’ property quota share contracts that were terminated during second quarter of 2016.

For the three months ended June 30, 2017, severity gross premiums written increased by $1.6 million, or 16.0%, compared to the same period in 2016. The notable changes in severity gross premiums written for the three months ended June 30, 2017 were as follows:

Severity Gross Premiums Written
Three months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$2.2	Property - Personal	Increase was primarily due to new excess of loss catastrophe contracts written during the period.
$1.9	Financial	Increase was primarily due to to a new liability contract bound during the fourth quarter of 2016.
$(1.4)	General Liability	Decrease was primarily due to revised premium estimate on a casualty general liability contract.
$(1.4)	Multi-line	Decrease in current period was a result of the prior comparative period included additional premiums of $1.4 million triggered by a large loss reported on a multi-line casualty clash contract.

For the six months ended June 30, 2017, severity gross premiums written decreased by $1.4 million, or 5.8%, compared to the same period in 2016. The notable changes in severity gross premiums for the six months ended June 30, 2017 were as follows:

Severity Gross Premiums Written
Six months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$(3.4)	Specialty - Marine & Other	Decrease in premiums relating to an excess of loss contract not renewed during 2017.
$(2.6)	General Liability	Decrease was primarily due to revised premium estimate on a casualty general liability contract.
$(1.4)	Multi-line	Decrease in current period was a result of the prior comparative period included additional premiums of $1.4 million triggered by a large loss reported on a multi-line casualty clash contract.
$2.2	Property - Personal	Increase was primarily due to new excess of loss catastrophe contracts written during the period.
$3.9	Financial	Increase was primarily due to to a new liability contract bound during the fourth quarter of 2016.

Premiums Ceded

For the three and six months ended June 30, 2017, premiums ceded were $2.5 million and $5.9 million, compared to $3.5 million and $5.6 million for the three and six months ended June 30, 2016. The decrease in premiums ceded for the three months ended June 30, 2017 was due to an excess loss retrocession contract that was bound during the second quarter of 2016 to reduce our exposure to catastrophe events. Since this contract was renewed during the first quarter of 2017, there were no premiums ceded recorded for the three months ended June 30, 2017.

For the six months ended June 30, 2017, the increase in ceded premiums compared to the same period in 2016 primarily related to a retroceded stop loss contract due to an increase in the volume of underlying business.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$161,098	93.5%	$80,504	90.7%	$344,808	94.2%	$231,207	91.2%
Severity	11,268	6.5	8,211	9.3	21,346	5.8	22,193	8.8
Total	$172,366	100.0%	$88,715	100.0%	$366,154	100.0%	$253,400	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained in the preceding paragraphs.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$151,048	94.2%	$115,236	91.8%	$295,022	94.5%	$243,563	92.4%
Severity	9,276	5.8	10,346	8.2	17,204	5.5	20,131	7.6
Total	$160,324	100.0%	$125,582	100.0%	$312,226	100.0%	$263,694	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended June 30, 2017, the frequency net premiums earned increased by $35.8 million, or 31.1%. The notable changes in frequency net premiums earned for the three months ended June 30, 2017 were as follows:

Frequency Net Premiums Earned
Three months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$27.9	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$4.1	Property - Personal
Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016. The increase was partially offset by decreases relating to Florida homeowners’ property quota share contracts that were terminated during second quarter of 2016.

$3.5	Specialty -Financial
Increase was primarily due to a new financial lines quota share contract and mortgage insurance contract bound during the past twelve months. The increase was partially offset by a surety contract that was not renewed during 2017.

For the six months ended June 30, 2017, the frequency net premiums earned increased by $51.5 million, or 21.1%, compared to the same period in 2016. The notable changes in frequency net premiums earned for the six months ended June 30, 2017 were as follows:

Frequency Net Premiums Earned
Six months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$43.5	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$5.5	Casualty -Workers’ Compensation	Increase was primarily due to new contracts bound in the last twelve months.
$6.6	Specialty -Financial
Increase was primarily due to a new financial lines quota share contract and mortgage insurance contract bound during the past twelve months. The increase was partially offset by a surety contract that was not renewed during 2017.

$(4.7)	Casualty - Professional	Decrease was primarily due to a solicitors’ professional indemnity contract that was terminated in 2016.

For the three months ended June 30, 2017, severity net premiums earned decreased by $1.1 million, or 10.3%, compared to the same period in 2016. The notable changes in severity net premiums earned for the three months ended June 30, 2017 were as follows:

Severity Net Premiums Earned
Three months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$(1.4)	Multi-line	Decrease in current period was a result of the prior comparative period included additional premiums of $1.4 million triggered by a large loss reported on a multi-line casualty clash contract.
(0.9)	Specialty - Marine & Other	Decrease in premiums relating to an excess of loss contracts not renewed during 2017.
$1.1	Financial	Increase was primarily due to a new liability contract bound during the fourth quarter of 2016.

For the six months ended June 30, 2017, the severity net premiums earned decreased by $2.9 million, or 14.5%, compared to the same period in 2016. The notable changes in severity net premiums earned for the six months ended June 30, 2017 were as follows:

Severity Net Premiums Earned
Three months ended June 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$(1.7)	Specialty - Marine & Other	Decrease in premiums relating to an excess of loss contracts not renewed during 2017.
$(1.4)	Multi-line	Decrease in current period was a result of the prior comparative period included additional premiums of $1.4 million triggered by a large loss reported on a multi-line casualty clash contract.
(1.0)	General Liability	Decrease in premium estimate on a casualty general liability contract.
$1.4	Financial	Increase relating to a new liability contract bound during the fourth quarter of 2016.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$103,102	97.3%	$99,262	89.1%	$204,635	97.1%	$186,820	92.5%
Severity	2,914	2.7	12,114	10.9	6,193	2.9	15,224	7.5
Total	$106,016	100.0%	$111,376	100.0%	$210,828	100.0%	$202,044	100.0%

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

For the three months ended June 30, 2017, the total losses incurred on frequency contracts increased by $3.8 million, or 3.9%. The losses incurred for the comparative second quarter in 2016 included $19.0 million of losses incurred relating to construction defect contracts. Excluding this non-recurring loss, the increase in losses incurred on frequency contracts for the three months ended June 30, 2017, was $22.8 million, or 28.4%, which is more representative of the increase in premiums earned during the second quarter of 2017.

For the six months ended June 30, 2017, the total net losses incurred on frequency contracts increased by $17.8 million, or 9.5%, compared to the same period in 2016. Excluding the non-recurring loss of $19.0 million included in the comparative period in 2016, the increase in losses incurred on frequency contracts for the six months ended June 30, 2017, was $36.8 million, or 21.9%, which is more representative of the increase in premiums earned during the first half of 2017.

For the three months ended June 30, 2017, the losses incurred on severity contracts decreased by $9.2 million compared to the same period in 2016. For the six months ended June 30, 2017, the losses incurred on severity contracts decreased by $9.0 million during the same period in 2016. The decrease for both three and six months ended June 30, 2017 was primarily due to lower catastrophe losses during the first half of 2017 compared to the same period in 2016 which included $4.4 million of losses relating to the 2016 Canadian wildfires. In addition, the losses incurred for the comparative period in 2016 included $4.5 million loss on an excess of loss contract relating to the U.S. sub-prime crisis.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Frequency	68.3%	86.1%	69.4%	76.7%
Severity	31.4%	117.1%	36.0%	75.6%
Total	66.1%	88.7%	67.5%	76.6%

We expect our severity loss ratio to vary, sometimes significantly, based on changes in the mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The noteworthy changes in frequency and severity loss ratios for the three months ended June 30, 2017 were as follows:

Notable Frequency Loss Ratio Changes
Three months ended June 30, 2017
Line of business	Explanation
General Liability	Decrease in loss ratio during the second quarter of 2017 due to $19.0 million of losses reported relating to construction defect contracts during the comparative period in 2016.
Property Personal
Decrease in loss ratio during the second quarter of 2017 due to lower loss ratio on the recent homeowners’ insurance contracts compared to the Florida homeowners’ insurance contracts which were in-force during the comparative period in 2016.

Casualty -Professional	Decrease in loss ratio during the second quarter of 2017 due to adverse loss development relating to a solicitors’ indemnity contract during the comparative period in 2016.

Notable Severity Loss Ratio Changes
Three months ended June 30, 2017
Line of business	Explanation
Property	Decrease in loss ratio due to lower catastrophe losses during the second quarter of 2017 compared to the Canadian wildfire catastrophe losses during the comparative period in 2016.
Multi-line	Decrease in loss ratio during the second quarter of 2017 due to loss reported on an excess of loss contract relating to the U.S. sub-prime crisis during the comparative period in 2016.

The noteworthy changes in frequency and severity loss ratios for the six months ended June 30, 2017 were as follows:

Notable Frequency Loss Ratio Changes
Six months ended June 30, 2017
Line of business	Explanation
Property Personal
Decrease in loss ratio due to lower loss ratio on the current homeowners’ insurance contracts during the period compared to the Florida homeowners’ insurance contracts which were in-force during the comparative period in 2016. Decrease in loss ratio was partially offset by adverse loss development on Florida homeowners’ contracts due to the on-going assignment of benefits issue in Florida.

General Liability	Decrease in loss ratio during the period due to $19.0 million of losses relating to the construction defect contracts during the comparative period in 2016.
Casualty - Professional	Decrease in loss ratio during the period due to adverse loss development relating to a solicitors’ indemnity contract during the comparative period in 2016.
Financial	Increase in loss ratio during the period due to adverse loss development on a surety contract arising from two large claims.
Motor - Property and Liability	Increase in loss ratio during the period relating to private passenger motor contract due to increase in loss adjustment expenses on motor claims.
Specialty Health	Increase in loss ratio relating to a employer’s medical stop-loss contract due to adverse loss development reported by the cedent during the period.

Notable Severity Loss Ratio Changes
Six months ended June 30, 2017
Line of business	Explanation
Property	Decrease in loss ratio due to lower catastrophe losses during the period compared to the Canadian wildfire catastrophe losses during the comparative period in 2016.
Multi-line	Decrease in loss ratio during the period due to loss reported on an excess of loss contract relating to the U.S. sub-prime crisis during the comparative period in 2016.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Six months ended June 30
		2017			2016
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$159,840	$57	$159,897	$150,460	$(457)	$150,003
Change in loss and loss adjustment expense reserves	50,886	45	50,931	52,298	(257)	52,041
Total	$210,726	$102	$210,828	$202,758	$(714)	$202,044

For the six months ended June 30, 2017, our net loss reserves on prior period contracts increased by $6.9 million primarily related to the adverse loss development on our Florida homeowners’ insurance contracts relating to the practice of “assignment of benefits”, large claims reported on a surety contract and an adverse development on a legacy motor contract.

For the six months ended June 30, 2016, our net loss reserves on prior period contracts increased by $22.7 million, primarily related to the loss portfolio transfer of the legacy construction defect liabilities.

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

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$42,707	94.0%	$33,450	94.3%	$83,818	94.6%	$70,028	94.1%
Severity	2,722	6.0	2,034	5.7	4,822	5.4	4,419	5.9
Total	$45,429	100.0%	$35,484	100.0%	$88,640	100.0%	$74,447	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Frequency	28.3%	29.0%	28.4%	28.8%
Severity	29.3%	19.7%	28.0%	22.0%
Total	28.3%	28.3%	28.4%	28.2%

The changes in the frequency and severity acquisition cost ratios for the three months ended June 30, 2017, compared to the same period in 2016, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
Three months ended June 30, 2017
Line of business	Explanation
Property - Personal	Decrease in acquisition cost ratio due to lower ceding commission rates on the recent homeowners’ insurance contracts, compared to the Florida homeowners’ contracts which were terminated during 2016.
Specialty - Health	Increase in acquisition cost ratio driven by higher professional fees incurred on an employers’ medical stop loss contract.
Motor	Increase in acquisition cost ratio due to higher ceding commission rates on the more recent private passenger motor contracts.
Workers’ Compensation	Increase in acquisition cost ratio due to higher ceding commission rates on the more recent workers’ compensation contracts.

Notable Severity Acquisition Cost Ratio Changes
Three months ended June 30, 2017
Line of business	Explanation
Financial
The acquisition cost ratio for the transactional liability business is higher than other severity contracts. By comparison, there was no transactional liability business during the comparable period in 2016.

Specialty - Marine
An excess of loss contract written during 2016 had a low acquisition cost ratio which helped reduce the overall severity acquisition cost ratio for the comparative period in 2016. Since this contract was not renewed during 2017, the overall severity acquisition cost ratio increased for the three months ended June 30, 2017.

The changes in the frequency and severity acquisition cost ratios for the six months ended June 30, 2017, compared to the same period in 2016, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
Six months ended June 30, 2017
Line of business	Explanation
Financial
Increase in acquisition cost ratio as a result of ceding commission rates on the mortgage insurance business being higher than the other financial contracts in force during the comparative 2016 period.

Motor	Increase in acquisition cost ratio due to higher ceding commission rates on the recent private passenger motor contracts.
Professional Liability	Increase in acquisition cost ratio due to higher ceding commission rates on the casualty contracts renewed during 2017.
Specialty - Health	Increase in acquisition cost ratio driven by higher professional fees incurred on an employers’ medical stop loss contract.
Workers’ Compensation	Increase in acquisition cost ratio due to higher ceding commission rates on the recent workers’ compensation contracts.
Property - Personal	Decrease in acquisition cost ratio due to lower ceding commission rates on the recent homeowners’ insurance contracts, compared to the Florida homeowners’ contracts which were terminated during 2016.

Notable Severity Acquisition Cost Ratio Changes
Six months ended June 30, 2017
Line of business	Explanation
Financial
The acquisition cost ratio for the transactional liability business is higher than other severity contracts. By comparison, there was no transactional liability business during the comparable period in 2016.

Specialty - Marine
An excess of loss contract written during 2016 had a low acquisition cost ratio which had helped reduce the overall severity acquisition cost ratio for the comparative period in 2016. Since this contract was not renewed during 2017, the overall severity acquisition cost ratio increased for the six months ended June 30, 2017.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Underwriting expenses	$4,067	$3,210	$8,178	$8,033
Corporate expenses	2,280	1,784	4,912	3,960
General and administrative expenses	$6,347	$4,994	$13,090	$11,993

Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For the three months ended June 30, 2017, the increases in underwriting related expenses and corporate expenses compared to the same period in 2016, were primarily due to higher personnel costs including bonus accruals and recruitment fees relating to the search for a new Chief Executive Officer. For the three months ended June 30, 2017 and 2016, general and administrative expenses included $1.0 million and $1.1 million, respectively, for the expensing of the fair value of stock options and restricted stock and RSUs granted to employee and directors.

For the six months ended June 30, 2017, the increase in underwriting related expenses and corporate expenses compared to the same period in 2016, was primarily due to higher personnel expenses. In addition, the increase in corporate expenses was also due to higher legal and professional fees incurred during the six months ended June 30, 2017, compared to the same period in 2016. For the six months ended June 30, 2017 and 2016, the general and administrative expenses included $1.9 million and $1.8 million, respectively, of expenses related to stock compensation granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Realized gains (losses)	$19,419	$(73,704)	$68,386	$(112,315)
Change in unrealized gains and losses	(57,875)	30,141	(81,253)	108,841
Investment related foreign exchange gains (losses)	(2,803)	1,802	(9,818)	(2,310)
Interest and dividend income, net of withholding taxes	10,680	10,032	15,286	14,988
Interest, dividend and other expenses	(5,423)	(5,275)	(11,488)	(10,537)
Investment advisor compensation	(3,147)	(1,050)	(8,644)	(8,286)
Net investment income (loss)	$(39,149)	$(38,054)	$(27,531)	$(9,619)

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended June 30, 2017, investment income, net of fees and expenses, resulted in a loss of 3.4% on our investments managed by DME Advisors, compared to a loss of 3.4% for the three months ended June 30, 2016. The long portfolio gained 0.7% while the short portfolio and macro positions lost 2.5% and 1.3%, respectively, during the three months ended June 30, 2017. For the three months ended June 30, 2017, the largest contributors of net investment income were long positions in Green Brick Partners, Inc. (GRBK), Bayer (Germany: BAYN), and a short position in Continental Resources, Inc. (CLR), while the largest detractors were short positions in Tesla Inc. (TSLA), Caterpillar Inc. (CAT) and a group of perceived overpriced momentum driven securities that we refer to as the “bubble basket”, and a long position in CONSOL Energy Inc. (CNX).

For the six months ended June 30, 2017, investment income, net of fees and expenses, resulted in a loss of 2.5% on our investments managed by DME Advisors, compared to a loss of 1.0% for the six months ended June 30, 2016. The long portfolio gained 4.9%, while the short portfolio and macro positions lost 5.5% and 1.1%, respectively, during the six months ended June 30, 2017. For the six months ended June 30, 2017, the largest contributors to investment income were long positions in General Motors Company (GM) and Green Brick Partners, Inc. (GRBK) and a short position in Continental Resources, Inc. (CLR), while the largest detractors were long positions in Bayer (Germany: BAYN) and Apple Inc. (AAPL), and a short position in Tesla Inc. (TSLA).

For the three and six months ended June 30, 2017, included under “Investment advisor compensation” in the above table was $4.3 million and $8.6 million, respectively (2016: $4.1 million and $8.3 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and six months ended June 30, 2017, $(1.2) million and $0.0 million, respectively, of performance allocation compensation was recorded for the period (2016: $(3.1) million and $0.0 million, respectively). The negative performance compensation for the three months ended June 30, 2017 and 2016 was due to the reversal of previously recorded performance compensation allocation due to the net investment loss in the current period.

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

For the three months ended June 30, 2017 and 2016, the gross investment gain (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was (3.4)% and (3.8)%, respectively. For the six months ended June 30, 2017 and 2016, the gross investment gain (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was (2.5)% and (1.0)%, respectively. The gross investment gain (loss) was comprised of the following:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Long portfolio gains (losses)	0.7%	(0.8)%	4.9%	1.8%
Short portfolio gains (losses)	(2.5)	(4.1)	(5.5)	(4.0)
Macro gains (losses)	(1.3)	1.6	(1.1)	2.1
Other income and expenses [1]	(0.3)	(0.5)	(0.8)	(0.9)
Gross investment return	(3.4)%	(3.8)%	(2.5)%	(1.0)%
Net investment return	(3.4)%	(3.4)%	(2.5)%	(1.0)%
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

As of June 30, 2017, a deferred tax asset of $1.5 million (December 31, 2016: $1.3 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Six months ended June 30			Six months ended June 30
		2017			2016
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	69.4%	36.0%	67.5%	76.7%	75.6%	76.6%
Acquisition cost ratio	28.4	28.0	28.4	28.8	22.0	28.2
Composite ratio	97.8%	64.0%	95.9%	105.5%	97.6%	104.8%
Underwriting expense ratio			2.6			3.0
Combined ratio			98.5%			107.8%

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

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of June 30, 2017, were $1,227.3 million, compared to $1,098.9 million as of December 31, 2016, an increase of $128.4 million, or 11.7%.

As of June 30, 2017, our exposure to long investments increased to 102.1%, compared to 99.5% as of December 31, 2016. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the long exposure statistics may not directly translate into a corresponding change in the long investments.

The significant changes in our long investments and financial contracts receivable for the six months ended June 30, 2017 were as follows:

Increase (decrease) ($ in millions)	Explanation
$(18.9)	Commodities - Gold	Decrease primarily due to the reduction of physical gold holdings.
$(47.2)	Financial contracts receivable
Decrease in derivative assets partially due to the decrease in unrealized gains relating to commodity swaps and total return swaps held as of June 30, 2017. The decrease was also partially due to decrease in call options during the period.

$209.6	Equities - Listed	Increase primarily due to acquisition of equity securities.
$(16.2)	Corporate debt	Decrease due to disposal of certain corporate debt instruments.

Financial contracts payable as of June 30, 2017 increased by $13.1 million, or 586.4%, compared to December 31, 2016, primarily due to total return equity swaps and commodity swaps that depreciated in value and were reclassified from financial contracts receivable to financial contracts payable as of June 30, 2017.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. Additionally, under term margin agreements we pledge certain investment securities to borrow cash from prime brokers in order to provide collateral for trust accounts and for some of our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed consolidated balance sheet. As of June 30, 2017, we had borrowed $543.6 million (December 31, 2016: $319.8 million) from our prime brokers for investing activities (including short positions) and to provide collateral for trust accounts and letters of credit. The increase in the amount borrowed from prime brokers was partially a result of the higher level of margin borrowing required for the current composition of the investment portfolio as of June 30, 2017 and partially a result of the increase in collateral provided to our cedents in the form of trusts and letters of credit.

In accordance with Greenlight Re’s investment guidelines in effect as of June 30, 2017, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of June 30, 2017, 91.5% (December 31, 2016: 88.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 7.5% (December 31, 2016: 10.7%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.3% (December 31, 2016: 0.7%) was comprised of securities valued based on non-observable inputs (Level 3). As of June 30, 2017, 0.7% (December 31, 2016: 0.3%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the six months ended June 30, 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2017, $115.1 million (December 31, 2016: $140.1 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $114.3 million (December 31, 2016: $137.6 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.8 million (December 31, 2016: $2.4 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of June 30, 2017, our securities sold, not yet purchased, were $878.7 million, compared to $859.9 million at December 31, 2016. Meanwhile, the short exposure decreased to 72.2% as of June 30, 2017, compared to 72.9% at December 31, 2016, primarily due to the increase in assets under management by our investment advisor. The exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the short exposure analysis may not directly translate into a corresponding change in the securities sold, not yet purchased.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of June 30, 2017, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of June 30, 2017, restricted cash included $878.7 million relating to collateral for securities sold, not yet purchased, compared to $859.9 million as of December 31, 2016.

Overall, our restricted cash increased by $150.2 million, or 12.5%, from $1,202.7 million to $1,352.8 million, partially due to the increase in collateral posted for our reinsurance obligations to our clients, which increased by $123.9 million during the six months ended June 30, 2017. To a lesser extent, the increase in restricted cash was caused by an increase in swap counterparty collateral, which increased by $7.5 million during the six months ended June 30, 2017.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At June 30, 2017, reinsurance balances receivable were $266.7 million, compared to $219.1 million as of December 31, 2016, an increase of $47.6 million, or 21.7%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. At June 30, 2017, funds withheld were $48.3 million, compared to $28.4 million as of December 31, 2016. We believe the reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at June 30, 2017.

At June 30, 2017, deferred acquisition costs (net of retrocession) increased by $17.2 million, or 28.2%, compared to December 31, 2016. The increase was consistent with and related to the increase in net unearned premium reserves during the same period. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of June 30, 2017, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Reinsurance Balances Payable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	June 30, 2017			December 31, 2016
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$104,371	$210,349	$314,720	$81,676	$183,134	$264,810
Severity	19,277	25,358	44,635	17,139	24,692	41,831
Total	$123,648	$235,707	$359,355	$98,815	$207,826	$306,641

During the six months ended June 30, 2017, the frequency loss reserves increased by $49.9 million, or 18.8%, to $314.7 million from $264.8 million as of December 31, 2016. The increases in both case reserves and IBNR were primarily related to the increase in premiums earned during the period on active frequency contracts.

The severity loss reserves increased by $2.8 million, or 6.7%, primarily relating to case reserves on catastrophe quota share contracts.

For most of our contracts written as of June 30, 2017, our risk exposure is limited by defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of July 1, 2017, our maximum aggregate loss exposure to any series of natural peril events was $252.8 million. For purposes of the preceding sentence, aggregate loss exposure is net of any retrocession (including any ILWs) and is equal to the difference between the aggregate limits available in the contracts that contain natural peril exposure minus reinstatement premiums, if any, for the same contracts. We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event loss exposure and aggregate loss exposure information for the peak zones of our natural peril coverage as of July 1, 2017:

	July 1, 2017
Zone	Maximum Single Event Loss	Maximum Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$214,312	$252,779
Europe	107,357	127,567
Japan	107,357	127,567
Rest of the world	107,357	127,567
Maximum Aggregate	214,312	252,779

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

As of July 1, 2017, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $107.3 million and $124.5 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of July 1, 2017:

	July 1, 2017
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$107,275	$122,488
Europe	28,197	35,392
Japan	7,761	7,986
Rest of the world	7,741	7,838
Maximum	107,275	124,513
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $27.8 million to $863.9 million as of June 30, 2017, compared to $891.7 million as of December 31, 2016. Retained earnings decreased primarily due to net loss of $27.1 million reported for the six months ended June 30, 2017. The non-controlling interest decreased by $0.3 million primarily due the net investment loss attributable to the non-controlling interest for six months ended June 30, 2017. The increase in additional paid-in capital for the six months ended June 30, 2017 of $0.3 million was primarily related to share-based compensation for the six months ended June 30, 2017.

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

As of June 30, 2017, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of June 30, 2017, approximately 94% (December 31, 2016: 94%) of our long investments were comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the six months ended June 30, 2017 and 2016, the net cash provided by or (used in) operating activities was $47.8 million and $(1.1) million, respectively. Included in the net cash used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $4.8 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively. Excluding the investment related expenses from the net cash from operating activities, the net cash primarily provided by (used in) our underwriting activities was $52.6 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the six months ended June 30, 2017, our investing activities used cash of $45.5 million (2016: used cash of $62.3 million), driven primarily by an increase in restricted cash and cash equivalents compared to the same period in 2016. Cash used for, or provided by, investing activities is net of any withdrawals from the joint venture by DME (nil for six months ended June 30, 2017 and 2016). We used $2.3 million in financing activities relating to the repurchase of Class A ordinary shares during the six months ended June 30, 2017 (2016: nil).

As of June 30, 2017, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of June 30, 2017, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2017, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of June 30, 2017, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2017, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (December 31, 2016: $600.0 million) with various financial institutions. See Note 9 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of June 30, 2017, the aggregate amount of collateral provided to cedents under such arrangements was $444.8 million (December 31, 2016: $341.7 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $479.0 million as of June 30, 2017 (December 31, 2016: $397.2 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2017.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2017.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan, which was renewed by the Board of Directors on April 26, 2017, expires on June 30, 2018 unless renewed by the Board of Directors. As of June 30, 2017, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2017, 109,924 Class A ordinary shares were repurchased by the Company at an average price of $20.61 per share.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5 million. As of June 30, 2017, there were 1,785,002 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2017 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$621	$309	$136	$—	$1,066
Private equity and limited partnerships (2)	7,568	—	—	—	7,568
Loss and loss adjustment expense reserves (3)	186,883	109,458	34,658	28,356	359,355
	$195,072	$109,767	$34,794	$28,356	$367,989
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of June 30, 2017, we had made total commitments of $25.3 million in private investments of which we had invested $17.7 million, and our remaining commitments to these investments total $7.6 million. Given the nature of private equity commitments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of June 30, 2017, $878.7 million of securities sold, not yet purchased, were secured by $878.7 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the six months ended June 30, 2017, performance allocation of nil and management fees of $8.6 million were included in net investment loss.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the six months ended June 30, 2017 and 2016, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of June 30, 2017, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of June 30, 2017, a 10% decline in the price of each of the listed equity securities and equity-based derivative instruments would result in a $32.9 million, or 2.8%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of June 30, 2017, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of June 30, 2017, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas and oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of June 30, 2017. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$11,576	1.0%	$(11,576)	(1.0)%
Natural Gas	4,429	0.4	(4,429)	(0.4)
Oil	2,596	0.2	(2,596)	(0.2)
Total	$18,601	1.6%	$(18,601)	(1.6)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of June 30, 2017, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £(4.9) million. As of June 30, 2017, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in estimated decrease in loss reserves of $0.6 million and a corresponding foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated increase of $0.6 million in our recorded loss reserves and a corresponding foreign exchange loss.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2017, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Chinese Yuan	$5,844	0.5%	$(214)	—%
Euro	897	0.1	(897)	(0.1)
Japanese Yen	1,497	0.1	(1,497)	(0.1)
Other	(206)	—	206	—
Total	$8,032	0.7%	$(2,402)	(0.2)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$17,198	1.5%	$(21,243)	(1.8)%
Interest rate swaps	4,057	0.3	(4,057)	(0.3)
Net exposure to interest rate risk	$21,255	1.8%	$(25,300)	(2.1)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of June 30, 2017, there have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below details the repurchases that were made under the plan during the three months ended June 30, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2017	—	$—	—	2,000,000
May 1 - 31, 2017	—	$—	—	2,000,000
June 1 - 30, 2017	109,924	$20.61	109,924	1,890,076
Total	109,924		109,924	1,890,076
(1) Class A ordinary shares.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan, which was renewed by the Board of Directors on April 26, 2017, expires on June 30, 2018 unless renewed by the Board of Directors. As of June 30, 2017, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2017, 109,924 Class A ordinary shares were repurchased by the Company.

Subsequent to June 30, 2017 and through the period ended July 28, 2017, the Company purchased 26,388 Class A ordinary shares at an average share price of $20.88.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Employment Agreement by and between Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton dated July 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 2, 2017).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
July 31, 2017

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
July 31, 2017