Form 10-Q
period 2017-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2017-10-30
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,093,858
Class B Ordinary Shares, $0.10 par value	6,254,895
(Class)	Outstanding as of October 27, 2017

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$1,737	$22,473
Equity securities, trading, at fair value	1,195,864	844,001
Other investments, at fair value	139,165	156,063
Total investments	1,336,766	1,022,537
Cash and cash equivalents	31,887	39,858
Restricted cash and cash equivalents	1,349,989	1,202,651
Financial contracts receivable, at fair value	20,644	76,381
Reinsurance balances receivable	294,253	219,126
Loss and loss adjustment expenses recoverable	18,447	2,704
Deferred acquisition costs, net	77,241	61,022
Unearned premiums ceded	6,131	2,377
Notes receivable, net	29,653	33,734
Other assets	5,697	4,303
Total assets	$3,170,708	$2,664,693
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$890,001	$859,902
Financial contracts payable, at fair value	10,409	2,237
Due to prime brokers	547,699	319,830
Loss and loss adjustment expense reserves	445,778	306,641
Unearned premium reserves	281,618	222,527
Reinsurance balances payable	76,292	41,415
Funds withheld	16,487	5,927
Other liabilities	12,739	14,527
Performance compensation payable to related party	3,955	—
Total liabilities	2,284,978	1,773,006
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,093,858 (2016: 31,111,432): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,895 (2016: 6,254,895))	3,735	3,737
Additional paid-in capital	501,766	500,337
Retained earnings	362,004	370,168
Shareholders’ equity attributable to shareholders	867,505	874,242
Non-controlling interest in joint venture	18,225	17,445
Total equity	885,730	891,687
Total liabilities and equity	$3,170,708	$2,664,693

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Revenues
Gross premiums written	$181,588	$128,205	$553,691	$387,234
Gross premiums ceded	(7,931)	(2,119)	(13,880)	(7,748)
Net premiums written	173,657	126,086	539,811	379,486
Change in net unearned premium reserves	(964)	(13,294)	(54,892)	(3,000)
Net premiums earned	172,693	112,792	484,919	376,486
Net investment income (loss)	63,976	32,945	36,445	23,326
Other income (expense), net	(520)	(192)	(224)	(181)
Total revenues	236,149	145,545	521,140	399,631
Expenses
Loss and loss adjustment expenses incurred, net	168,918	81,467	379,746	283,511
Acquisition costs, net	38,011	25,844	126,651	100,291
General and administrative expenses	8,202	6,937	21,292	18,930
Total expenses	215,131	114,248	527,689	402,732
Income (loss) before income tax	21,018	31,297	(6,549)	(3,101)
Income tax (expense) benefit	(65)	(305)	109	(251)
Net income (loss) including non-controlling interest	20,953	30,992	(6,440)	(3,352)
Loss (income) attributable to non-controlling interest in joint venture	(1,078)	(981)	(780)	(963)
Net income (loss)	$19,875	$30,011	$(7,220)	$(4,315)
Earnings (loss) per share
Basic	$0.53	$0.80	$(0.20)	$(0.12)
Diluted	$0.53	$0.80	$(0.20)	$(0.12)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,345,985	37,323,575	36,994,969	36,928,283
Diluted	37,375,273	37,385,481	37,022,347	36,928,283

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$23,382	$848,773
Issue of Class A ordinary shares, net of forfeitures	33	—	—	33	—	33
Share-based compensation expense, net of forfeitures	—	3,096	—	3,096	—	3,096
Non-controlling interest contribution into (withdrawal from) joint venture, net	—	—	—	—	(10,000)	(10,000)
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	963	963
Net income (loss)	—	—	(4,315)	(4,315)	—	(4,315)
Balance at September 30, 2016	$3,736	$499,497	$320,972	$824,205	$14,345	$838,550

Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$17,445	$891,687
Issue of Class A ordinary shares, net of forfeitures	12	—	—	12	—	12
Repurchase of Class A ordinary shares	(14)	(1,861)	(944)	(2,819)	—	(2,819)
Share-based compensation expense, net of forfeitures	—	3,290	—	3,290	—	3,290
Income (loss) attributable to non-controlling interest in joint venture	—	—	—	—	780	780
Net income (loss)	—	—	(7,220)	(7,220)	—	(7,220)
Balance at September 30, 2017	$3,735	$501,766	$362,004	$867,505	$18,225	$885,730

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2017	2016
Cash provided by (used in) operating activities
Net income (loss)	$(7,220)	$(4,315)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	25,462	(158,644)
Net realized (gains) losses on investments and financial contracts	(86,746)	122,015
Foreign exchange (gains) losses on cash and investments	6,109	7,087
Income (loss) attributable to non-controlling interest in joint venture	780	963
Share-based compensation expense, net of forfeitures	3,302	3,129
Depreciation expense	275	298
Net change in
Reinsurance balances receivable	(75,127)	(39,485)
Loss and loss adjustment expenses recoverable	(15,743)	148
Deferred acquisition costs, net	(16,219)	4,005
Unearned premiums ceded	(3,754)	120
Other assets	(1,669)	1,688
Loss and loss adjustment expense reserves	139,137	(23,056)
Unearned premium reserves	59,091	1,881
Reinsurance balances payable	34,877	14,789
Funds withheld	10,560	(1,213)
Other liabilities	(1,788)	99
Performance compensation payable to related party	3,955	2,413
Net cash provided by (used in) operating activities	75,282	(68,078)
Investing activities
Purchases of investments, trading	(898,573)	(1,057,656)
Sales of investments, trading	772,588	1,116,738
Payments for financial contracts	(19,939)	(54,557)
Proceeds from financial contracts	68,323	14,834
Securities sold, not yet purchased	972,991	570,172
Dispositions of securities sold, not yet purchased	(1,054,357)	(705,503)
Change in due to prime brokers	227,869	2,258
Change in restricted cash and cash equivalents, net	(155,620)	132,209
Change in notes receivable, net	4,081	(8,956)
Non-controlling interest withdrawal from joint venture, net	—	(10,000)
Net cash provided by (used in) investing activities	(82,637)	(461)
Financing activities
Repurchase of Class A ordinary shares	(2,819)	—
Net cash provided by (used in) financing activities	(2,819)	—
Effect of foreign exchange rate changes on cash and cash equivalents	2,203	(4,460)
Net increase (decrease) in cash and cash equivalents	(7,971)	(72,999)
Cash and cash equivalents at beginning of the period	39,858	112,162
Cash and cash equivalents at end of the period	$31,887	$39,163
Supplementary information
Interest paid in cash	$5,875	$7,602
Interest received in cash	2,725	6,582
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017

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

The results for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
During the year ended December 31, 2016, the Company revised its classification of the lines of business presented in Note 10 of the condensed consolidated financial statements. As a result the gross written premiums relating to certain lines of business previously reported for the three and nine months ended September 30, 2017, have been reclassified to conform to the current period presentation. The reclassification resulted in no changes to net income (loss) or retained earnings for any of the periods presented.

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

Premium Revenue Recognition

The Company accounts for reinsurance contracts in accordance with U.S. GAAP. In the event that a reinsurance contract does not transfer sufficient risk, deposit accounting is used and the contract is reported as a deposit liability.  Similarly for ceded contracts that do not transfer sufficient risk, deposit accounting is used and the contract is reported as a deposit asset.

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

Certain contracts allow for reinstatement premiums in the event of a loss prior to the expiry of a contract. A reinstatement premium is not due until there is a loss event and therefore, in accordance with U.S. GAAP, the Company records a reinstatement premium as written only in the event that a client incurs a loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium upon the occurrence of a loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original contract period, are earned over the remaining coverage period. For additional premiums which are due on a contract that has no remaining coverage period, the additional premiums are earned in full when due.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2017 and December 31, 2016, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2017, $12.1 million (December 31, 2016: $15.2 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, $(3.5) million and $2.2 million (2016: $2.0 million and $4.6 million) of net profit commission expense was included in acquisition costs in the condensed consolidated statements of income. For the three months ended September 30, 2017, the negative profit commission expense was due to the reversal of profit commissions during the period.

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

At September 30, 2017, $15.2 million of notes receivable (net of any valuation allowance) were on non-accrual status (December 31, 2016: $18.6 million) and any payments received were applied to reduce the recorded value of the notes.

At September 30, 2017 and December 31, 2016, de minimis accrued interest was included in the notes receivable balance . Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at September 30, 2017 and December 31, 2016, were expected to be fully collectible.

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

The Company’s “other investments” may include investments in private and unlisted equity securities, limited partnerships and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments. For certain private equity fund investments, the Company has elected to measure the fair value using the net asset value practical expedient allowed under U.S. GAAP, and accordingly these investments are not classified as Level 1, 2 or 3 in the fair value hierarchy.

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

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Weighted average shares outstanding - basic	37,345,985	37,323,575	36,994,969	36,928,283
Effect of dilutive employee and director share-based awards	29,288	61,906	27,378	—
Weighted average shares outstanding - diluted	37,375,273	37,385,481	37,022,347	36,928,283
Anti-dilutive stock options outstanding	358,741	435,991	351,074	435,991
Participating securities excluded from calculation of loss per share	—	—	332,134	365,432

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

The FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers”, and related amendments, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13,  (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 becomes effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt Topic 606 on the effective date and since all of the Company’s revenues relate to reinsurance contracts and investment income, the adoption of Topic 606 is not expected to have a material impact on the Company’s revenues.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2017:

	Fair value measurements as of September 30, 2017
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$903	$834	$1,737
Listed equity securities	1,178,079	17,785	—	1,195,864
Commodities	119,349	—	—	119,349
Private and unlisted equity securities	—	—	6,127	6,127
	$1,297,428	$18,688	$6,961	$1,323,077
Private equity funds measured at net asset value (1)				13,689
Total investments				$1,336,766
Financial contracts receivable	$16	$20,628	$—	$20,644
Liabilities:
Listed equity securities, sold not yet purchased	$(792,632)	$—	$—	$(792,632)
Debt instruments, sold not yet purchased	—	(97,369)	—	(97,369)
Total securities sold, not yet purchased	$(792,632)	$(97,369)	$—	$(890,001)
Financial contracts payable	$(34)	$(10,375)	$—	$(10,409)
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

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2017
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$776	$6,085	$6,861
Total realized and unrealized gains (losses) and amortization included in earnings, net	58	42	100
Ending balance	$834	$6,127	$6,961

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 30, 2017
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$654	$6,109	$6,763
Purchases	—	1,750	1,750
Total realized and unrealized gains (losses) and amortization included in earnings, net	180	36	216
Transfers out of Level 3	—	(1,768)	(1,768)
Ending balance	$834	$6,127	$6,961

During the nine months ended September 30, 2017, $1.8 million of the private equity securities were transferred from Level 3 as these securities commenced trading on a listed exchange. However, due to lock-up period restrictions on those securities, they were classified as Level 2. During the three months ended September 30, 2017, the lock-up period expired and these securities were transfered from Level 2 to Level 1 with the fair value based on the last traded price on an active market.

There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2017.

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

As of September 30, 2017, the Company held investments in private equity funds of $13.7 million (December 31, 2016: $12.7 million) with fair values measured using the unadjusted net asset values as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to September 30, 2017. The private equity funds have varying lock-up periods and, as of September 30, 2017, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments and are not expected to lapse in the near future. As of September 30, 2017, the Company had $7.2 million (December 31, 2016: $9.2 million) of unfunded commitments relating to private equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

For the three and nine months ended September 30, 2017, included in net investment income in the condensed consolidated statements of income were no net realized losses relating to Level 3 securities (2016: nil and $1.4 million, respectively).

For Level 3 securities still held as of the reporting date, the change in net unrealized gain for the three and nine months ended September 30, 2017 of $0.1 million and $0.2 million, respectively (three and nine months ended September 30, 2016: net unrealized losses of $0.2 million and $1.7 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At September 30, 2017, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$8,508	$—	$(6,874)	$1,634
Corporate debt – Non U.S.	2,109	—	(2,006)	103
Total debt instruments	$10,617	$—	$(8,880)	$1,737

At December 31, 2016, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$21,294	$6,509	$(5,331)	$22,472
Corporate debt – Non U.S.	2,109	—	(2,108)	1
Total debt instruments	$23,403	$6,509	$(7,439)	$22,473

The maturity distribution for debt instruments held at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017		December 31, 2016
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$6,106	$741	$—	$—
From one to five years	1,451	59	17,803	19,492
From five to ten years	2,109	103	4,649	2,327
More than ten years	951	834	951	654
	$10,617	$1,737	$23,403	$22,473

Equity securities, trading

At September 30, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,013,956	$214,617	$(49,737)	$1,178,836
Exchange traded funds	15,056	1,972	—	17,028
Total equity securities	$1,029,012	$216,589	$(49,737)	$1,195,864

At December 31, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$753,813	$115,379	$(40,706)	$828,486
Exchange traded funds	15,056	459	—	15,515
Total equity securities	$768,869	$115,838	$(40,706)	$844,001

Other Investments

“Other investments” include commodities and private and unlisted equity securities. As of September 30, 2017 and December 31, 2016, all commodities were comprised of gold bullion.

At September 30, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$101,184	$18,165	$—	$119,349
Private and unlisted equity securities	14,801	5,015	—	19,816
	$115,985	$23,180	$—	$139,165

At December 31, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$6,625	$—	$137,296
Private and unlisted equity securities	14,418	4,375	(26)	18,767
	$145,089	$11,000	$(26)	$156,063

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

At September 30, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(646,419)	$27,120	$(173,333)	$(792,632)
Sovereign debt – Non U.S.	(96,230)	—	(1,139)	(97,369)
	$(742,649)	$27,120	$(174,472)	$(890,001)

At December 31, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(690,270)	$30,768	$(110,765)	$(770,267)
Sovereign debt – Non U.S.	(96,230)	6,595	—	(89,635)
	$(786,500)	$37,363	$(110,765)	$(859,902)

Financial Contracts

As of September 30, 2017 and December 31, 2016, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At September 30, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	14,008	$887
Commodity Swaps	USD	34,190	2,392
Interest rate swaps	JPY	21,286	302
Put options (2)	USD	1,363	8
Total return swaps – equities	EUR/RON/USD	46,686	17,037
Warrants and rights on listed equities	EUR/USD	52	18
Total financial contracts receivable, at fair value			$20,644
Financial contracts payable
Commodity Swaps	USD	17,833	$(104)
Forwards	KRW	12,611	(124)
Futures	USD	5,773	(34)
Put options	USD	253	(42)
Total return swaps – equities	BRL/EUR/GBP/KRW/USD	57,616	(10,105)
Total financial contracts payable, at fair value			$(10,409)
(1) USD = US Dollar; BRL = Brazilian Real; EUR = Euro; GBP = British Pound; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.
(2) Includes options on the Chinese Yuan, denominated in U.S. dollars.

At December 31, 2016, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	134,495	$26,508
Commodity Swaps	USD	82,009	13,506
Interest rate swaps	JPY	20,490	218
Put options (2)	USD	115,481	6,703
Total return swaps – equities	EUR/GBP/USD	100,199	29,413
Warrants and rights on listed equities	EUR/USD	67	33
Total financial contracts receivable, at fair value			$76,381
Financial contracts payable
Forwards	KRW	6,880	$(118)
Put options	USD	815	(172)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	31,257	(1,947)
Total financial contracts payable, at fair value			$(2,237)
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

As of September 30, 2017, the Company held $0.0 million OTC put options (long) (December 31, 2016: $6.7 million), $0.3 million OTC call options (long) (December 31, 2016: $22.4 million), and $0.0 million OTC put options (short) (December 31, 2016: $0.2 million).

During the three and nine months ended September 30, 2017 and 2016, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended September 30		Nine months ended September 30
		2017	2016	2017	2016
		($ in thousands)
Forwards	Net investment income (loss)	$(28)	$(116)	$306	$(184)
Futures	Net investment income (loss)	(77)	793	(480)	2,086
Interest rate swaps	Net investment income (loss)	113	—	20	—
Options, warrants, and rights	Net investment income (loss)	(6,467)	(2,834)	(18,579)	(5,082)
Commodity swaps	Net investment income (loss)	1,794	(1,476)	(8,911)	(1,195)
Total return swaps – equities	Net investment income (loss)	12,635	7,769	12,353	21,573
Total		$7,970	$4,136	$(15,291)	$17,198

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2017	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$1,781	$—	$5,421	$—
Futures	5,807	2,650	38,207	32,537
Options, warrants and rights (1)	372,894	15,840	950,811	125,942
Commodity swaps	—	17,729	2,025	34,317
Total return swaps	—	20,147	243,495	316,560
Total	$380,482	$56,366	$1,239,959	$509,356
(1) Exited amount excludes derivatives that expired or were exercised during the period.

For the three and nine months ended September 30, 2016, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2016	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$—	$2,950	$—	$3,128
Futures	1,603,250	1,578,692	1,777,971	1,773,858
Options, warrants and rights (1)	215,008	65,625	368,547	324,327
Commodity swaps	—	6,257	75,566	70,282
Total return swaps	33,479	10,501	35,529	59,766
Total	$1,851,737	$1,664,025	$2,257,613	$2,231,361
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

As of September 30, 2017, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

September 30, 2017	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$20,644	$—	$20,644	$(5,509)	$(10,695)	$4,440
Financial contracts payable	(10,409)	—	(10,409)	5,509	4,900	—

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

4.        DUE TO PRIME BROKERS

As of September 30, 2017, the amount due to prime brokers was comprised of margin-borrowing from prime brokers relating to investments purchased on margin, as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit (see Note 9) and trust accounts. Under term margin agreements and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash from the prime brokers. The borrowed cash is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers is included on the condensed consolidated balance sheets as due to prime brokers while the cash held in the custodial account and trust account is included on the condensed consolidated balance sheets as restricted cash and cash equivalents.

As of September 30, 2017, Greenlight Re’s investment guidelines (which may be amended from time to time by Greenlight Re’s board of directors) allows for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the nine months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, loss and loss adjustment expense reserves were comprised of the following:

Consolidated	September 30, 2017	December 31, 2016
	($ in thousands)
Case reserves	$179,911	$98,815
IBNR	265,867	207,826
Total	$445,778	$306,641

At September 30, 2017 and December 31, 2016, the loss and loss adjustment expense reserves relating to health were $21.6 million and $19.0 million, respectively.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2017 and 2016 is as follows:

Consolidated	2017	2016
	($ in thousands)
Gross balance at January 1	$306,641	$305,997
Less: Losses recoverable	(2,704)	(3,368)
Net balance at January 1	303,937	302,629
Incurred losses related to:
Current year	360,102	254,211
Prior years	19,644	29,300
Total incurred	379,746	283,511
Paid losses related to:
Current year	(130,207)	(126,296)
Prior years	(128,937)	(175,126)
Total paid	(259,144)	(301,422)
Foreign currency revaluation	2,792	(4,997)
Net balance at September 30	427,331	279,721
Add: Losses recoverable	18,447	3,220
Gross balance at September 30	$445,778	$282,941

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the nine months ended September 30, 2017 and 2016 are as follows:

Health	2017	2016
	($ in thousands)
Gross balance at January 1	$18,993	$21,533
Less: Losses recoverable	—	—
Net balance at January 1	18,993	21,533
Incurred losses related to:
Current year	33,463	20,907
Prior years	2,949	(266)
Total incurred	36,412	20,641
Paid losses related to:
Current year	(15,019)	(9,150)
Prior years	(18,832)	(11,646)
Total paid	(33,851)	(20,796)
Foreign currency revaluation	—	—
Net balance at September 30	21,554	21,378
Add: Losses recoverable	—	—
Gross balance at September 30	$21,554	$21,378

For the nine months ended September 30, 2017, the net losses incurred relating to prior accident years increased by $19.6 million, which primarily related to the following:

•	$4.2 million of adverse loss development associated with motor contracts;

•	$3.0 million of adverse loss development associated with specialty health contracts;

•
$2.9 million of adverse loss development relating to Florida homeowners’ insurance contracts, largely driven by “assignment of benefits” issues in the state whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters; and

•	$2.0 million of adverse loss development due to large claims reported on a surety contract.

The remaining $7.5 million of adverse development for the nine months ended September 30, 2017, was due to development across various other casualty and multi-line contracts.

For the nine months ended September 30, 2016, the net losses incurred relating to prior periods was $29.3 million, which primarily related to the following:

•	$19.0 million of losses resulting from the loss portfolio transfer and subsequent novation of the legacy construction defect liabilities;

•
$5.5 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of “assignment of benefits” whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters; and

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

For the three and nine months ended September 30, 2017, loss and loss adjustment expenses incurred of $168.9 million and $379.7 million, respectively (2016: $81.5 million and $283.5 million, respectively), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $16.0 million and $15.9 million, respectively (2016: $0.2 million and $0.9 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2017, the Company had losses receivable and loss reserves recoverable of $17.2 million (December 31, 2016: $2.2 million) from unrated retrocessionaires which were secured by collateral held by the Company. At September 30, 2017, $1.2 million (December 31, 2016: $0.5 million) of losses recoverable were from retrocessionaires rated A- or higher by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2017 and December 31, 2016, no provision for uncollectible losses recoverable was considered necessary.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 5,000,000 (December 31, 2016: 3,500,000) Class A ordinary shares. On April 26, 2017, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance. As of September 30, 2017, 1,281,946 (December 31, 2016: 424,787) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the nine months ended September 30, 2017, 113,955 (2016: 153,648) restricted Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the nine months ended September 30, 2017, the Company also issued to non-employee directors an aggregate of 41,396 (2016: 39,288) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the nine months ended September 30, 2017, 46,319 (2016: 11,897) restricted shares were forfeited. The restricted shares forfeited during the nine months ended September 30, 2017 related to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2017, no stock compensation expense was reversed (2016: $0.05 million) since the stock compensation relating to the former CEO’s restricted shares was previously reversed during the fourth quarter of 2016, when it was deemed likely that these restricted shares would be forfeited.

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2017:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2016	365,432	$26.76
Granted	155,351	21.58
Vested	(142,330)	29.54
Forfeited	(46,319)	24.61
Balance at September 30, 2017	332,134	$23.45

Employee and Director Stock Options

On July 6, 2017, 480,000 Class A ordinary share purchase options were granted to the Company’s new Chief Executive Officer, pursuant to his employment contract. These options vest 16.7% each on the anniversary thereof in 2018, 2019, 2020, 2021, 2022 and 2023, and expire 10 years after the grant date. The grant date fair value of these options was $9.60 per share, based on the Black-Scholes option pricing model.

On August 1, 2017, 19,500 Class A ordinary share purchase options were granted to the Company’s former interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100% on the date of the grant. The grant date fair value of these options was $9.65 per share based on the Black-Scholes option pricing model.

For the nine months ended September 30, 2016, 57,386 Class A ordinary share purchase options were granted to the Company’s former CEO, pursuant to his employment contract. These options expire 10 years after the grant date and vested in full upon his departure on March 31, 2017. The grant date fair value of these options was $8.71 per share, based on the Black-Scholes option pricing model.

The estimate of expected volatility for options granted during 2016 and 2017 was based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to the grant date.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the assumptions set forth in the following table.

	2017	2016
Risk free rate	2.32%	1.54%
Estimated volatility	31%	32%
Expected term (in years)	10	10
Dividend yield	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

For the nine months ended September 30, 2017, 50,000 (2016: 400,000) stock options were exercised by directors or employees resulting in 5,011 (2016: 148,802) Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.
For the nine months ended September 30, 2017, 71,335 stock options vested, relating to the resignation of the Company’s former CEO, which had a weighted average grant date fair value of $10.51 per share, pursuant to a deed of settlement and release. At September 30, 2017, there was no remaining compensation cost to be recognized in future periods relating to the former CEO’s stock options as the expense was recognized in full as of December 31, 2016 when it was deemed likely that the stock options would vest.
Employee and director stock option activity during the nine months ended September 30, 2017 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2016	543,377	$25.40	$10.17	$0.5	4.7 years
Granted	522,250	21.25	9.63
Exercised	(50,000)	19.60	10.18	0.1
Balance at September 30, 2017	1,015,627	$23.55	$9.89	$0.4	7.1 years

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2017, 11,559 (2016: 7,444) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the nine months ended September 30, 2017, no (2016: 11,881) RSUs were forfeited by employees, resulting in no reversal (2016: $0.2 million) of stock compensation expense.

Employee RSU activity during the nine months ended September 30, 2017 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2016	15,934	$27.52
Granted	11,559	21.65
Vested	(4,695)	32.60
Balance at September 30, 2017	22,798	$23.50

For the nine months ended September 30, 2017 and 2016, the general and administrative expenses included stock compensation expense (net of forfeitures) of $3.3 million and $3.1 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and nine months ended September 30, 2017, $4.0 million and $4.0 million performance allocation (2016: $2.4 million and $2.4 million) was included in gross investment income.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income for the three and nine months ended September 30, 2017 were management fees of $4.4 million and $13.1 million, respectively (2016: $4.0 million and $12.3 million, respectively). The management fees have been fully paid as of September 30, 2017.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the nine months ended September 30, 2017, there were no indemnification payments payable or paid by the Company.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of September 30, 2017, $34.3 million (December 31, 2016: $34.8 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. As of September 30, 2017, the Company, along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2017, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$100,000	June 30, 2018	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2018	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2018	120 days prior to termination date
	$600,000

On September 26, 2017, the Company provided a notice of cancellation to JP Morgan Chase Bank N.A. to terminate the letter of credit facility of $100.0 million. The termination will be effective on January 27, 2018. As of September 30, 2017, an aggregate amount of $155.6 million (December 31, 2016: $255.4 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of September 30, 2017, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $165.4 million (December 31, 2016: $310.9 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2017 and December 31, 2016.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of September 30, 2017, collateral of $289.8 million (December 31, 2016: $86.4 million) was provided to cedents in the form of regulatory trust accounts.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in “Schedule of Commitments and Contingencies” below, are the minimum lease payment obligations relating to these leases as of September 30, 2017.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in “Schedule of Commitments and Contingencies” below, are the net minimum lease payment obligations relating to this lease as of September 30, 2017.

The total rent expense related to leased office space for the three and nine months ended September 30, 2017 was $0.2 million and $0.5 million, respectively (2016: $0.1 million and $0.4 million, respectively).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of September 30, 2017, the Company had commitments to invest an additional $7.2 million (December 31, 2016: $9.2 million) in private equity investments. Included in “Schedule of Commitments and Contingencies” below, are the minimum payment obligations relating to these investments as of September 30, 2017.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2017	2018	2019	2020	2021	Thereafter	Total
	($ in thousands)
Operating lease obligations	$154	$388	$155	$155	$58	$—	$910
Private equity and limited partnerships (1)	7,214	—	—	—	—	—	7,214
	$7,368	$388	$155	$155	$58	$—	$8,124
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

10.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:
Gross Premiums Written by Line of Business*

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Property
Commercial	$5,336	2.9%	$6,768	5.3%	$14,068	2.5%	$22,068	5.7%
Motor	19,772	10.9	10,316	8.1	50,211	9.1	28,416	7.3
Personal	23,774	13.1	2,872	2.2	66,023	11.9	11,307	2.9
Total Property	48,882	26.9	19,956	15.6	130,302	23.5	61,791	15.9
Casualty
General Liability	8,003	4.4	5,252	4.1	25,955	4.7	23,824	6.2
Motor	59,981	33.0	61,226	47.8	215,780	39.0	161,938	41.8
Professional	10,072	5.6	4,822	3.8	37,407	6.7	27,237	7.0
Workers' Compensation	14,817	8.2	10,057	7.8	33,226	6.0	18,414	4.8
Total Casualty	92,873	51.2	81,357	63.5	312,368	56.4	231,413	59.8
Specialty
Accident & Health	22,608	12.4	11,322	8.8	57,387	10.4	44,891	11.6
Financial	13,737	7.6	11,387	8.9	38,771	7.0	31,184	8.1
Marine	1,427	0.8	2,109	1.6	5,743	1.0	7,925	2.0
Other	2,061	1.1	2,074	1.6	9,120	1.7	10,030	2.6
Total Specialty	39,833	21.9	26,892	20.9	111,021	20.1	94,030	24.3
	$181,588	100.0%	$128,205	100.0%	$553,691	100.0%	$387,234	100.0%

*    During the year ended December 31, 2016, the Company revised its classification of the lines of business. As a result, the gross written premiums in the above table relating to certain lines of business previously reported for the three and nine months ended September 30, 2016 have been reclassified to conform to the current period presentation.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$160,173	88.2%	$111,926	87.3%	$483,945	87.4%	$304,187	78.6%
Worldwide (1)	21,237	11.7	13,887	10.8	69,315	12.5	77,554	20.0
Europe	155	0.1	2,334	1.8	392	0.1	5,655	1.5
Asia (2)	23	—	58	0.1	39	—	(162)	(0.1)
	$181,588	100.0%	$128,205	100.0%	$553,691	100.0%	$387,234	100.0%
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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016 and financial condition as of September 30, 2017 and December 31, 2016. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

General

We are a global specialty property and casualty reinsurer, headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by providing risk management products and services to the insurance, reinsurance and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics and customer service offerings.

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which we take long positions in perceived undervalued securities and short positions in perceived overvalued securities.

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

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital.  Much of the the global property and casualty reinsurance marketplace has experienced an extended period of rate pressure and reductions with increased focus on expenses at all points in the risk placement chain. Certain participants in the industry have attempted to mitigate rate pressure and rate reductions by increasing scale but we believe that throughout the industry there is an ongoing focus on lessening internal expenses as a source of efficiency.
In addition to the foregoing, we note that during the third quarter of 2017, the industry suffered significant losses from natural catastrophes, in particular hurricanes Harvey, Irma and Maria and, to a lesser extent, the Mexican earthquake and hurricane Nate. We believe that losses from these natural catastrophes will have some impact on capital levels, and therefore, a favorable impact on rates for property catastrophe business. We expect that changes in property catastrophe business may expose weak pricing conditions in certain non-catastrophe lines of business and while this may potentially result in somewhat improved conditions in those non-catastrophe classes, it remains conceivable that large capital injections could hinder meaningful rate improvements. Notwithstanding, we do not believe that for the foreseeable future the pressure to contain and reduce internal expenses will abate.
Compared to a majority of our peers, we are small and with minimal overhead expenses. We believe that our expense efficiency, agility and existing relationships give us a competitive advantage and will allow us to participate in lines of business that fit within our strategy. In addition to our existing lines of business, we intend to seek opportunities in additional classes of business that we believe will generate favorable returns on equity over the long term, including participation where we are not the lead underwriter.
During the first nine months of 2017, the composition of our reinsurance portfolio was in line with expectations. Our gross premiums written during the first nine months of 2017 increased by 43.0% from the same period in 2016. We will continue to monitor market conditions in order to best position ourselves to participate in future under-served or capacity-constrained markets as they arise. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio shape and performance.
Our investment portfolio had a net long exposure of 38.9% as of September 30, 2017. Our goal for 2017 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate adequate risk adjusted returns. Despite the recent U.S. Federal Reserve interest rate increases, we believe monetary policy remains very accommodative globally.  Additionally, there are many global economic, investment and political uncertainties and risks that may impact our business. Given the uncertainties, for the foreseeable future we expect to maintain comparatively lower net equity exposures and to hold a significant position in gold and other macro positions.

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

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$885,730	$863,884	$901,163	$891,687	$838,550
Less: Non-controlling interest in joint venture	(18,225)	(17,147)	(17,697)	(17,445)	(14,345)
Numerator basic adjusted book value per share	867,505	846,737	883,466	874,242	824,205
Add: Proceeds from in-the-money stock options issued and outstanding	14,028	4,000	4,245	2,120	2,405
Numerator for fully diluted adjusted book value per share	$881,533	$850,737	$887,711	$876,362	$826,610
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	37,348,753	37,367,094	37,438,658	37,366,327	37,358,513
Add: In-the-money stock options and RSUs issued and outstanding	687,351	217,684	230,184	123,320	144,914
Denominator for fully diluted adjusted book value per share	38,036,104	37,584,778	37,668,842	37,489,647	37,503,427
Basic adjusted book value per share	$23.23	$22.66	$23.60	$23.40	$22.06
Fully diluted adjusted book value per share	23.18	22.64	23.57	23.38	22.04

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. The measure includes underwriting expenses which are directly related to underwriting activities as well as an allocation of other general and administrative expenses. Net underwriting income (loss) is calculated as net premiums earned, less net loss and loss adjustment expenses incurred, less, acquisition costs and less underwriting expenses. The measure excludes, on a recurring basis: (1) net investment income; (2) any foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) other income (expense) not related to underwriting; and (5) income taxes and income attributable to non-controlling interest. We exclude net investment income and foreign exchange gains or losses as we believe these are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate general and administrative expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them distorts the analysis of trends in our underwriting operations. We include other income and expense relating to deposit accounted contracts and industry loss warranty contracts which we believe are part of our underwriting operations and should be reflected in our underwriting income (loss). Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	($ in thousands)
Income (loss) before income tax	$21,018	$31,297	$(6,549)	$(3,101)
Add (subtract):
Investment (income) loss	(63,976)	(32,945)	(36,445)	(23,326)
Other (income) expense	397	192	101	181
Corporate expenses	4,050	2,083	8,995	6,043
Net underwriting income (loss)	$(38,511)	$627	$(33,898)	$(20,203)

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share.

For the three months ended September 30, 2017, the fully diluted adjusted book value per share increased by $0.54 per share, or 2.4%, to $23.18 per share from $22.64 per share at June 30, 2017. For the three months ended September 30, 2017, the basic adjusted book value per share increased by $0.57 per share, or 2.5%, to $23.23 per share from $22.66 per share at June 30, 2017.

For the three months ended September 30, 2017, we reported net income of $19.9 million, compared to net income of $30.0 million reported for the same period in 2016. The net underwriting loss for the three months ended September 30, 2017 was $38.5 million, compared to a net underwriting income of $0.6 million for the same period in 2016. The underwriting loss for the three months ended September 30, 2017 was primarily due to catastrophe losses from hurricanes Harvey, Irma and Maria and the Mexican earthquakes which accounted for $37.9 million of the loss during the period. For the three months ended September 30, 2017, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 119.8%, compared to 95.1% during the same period in 2016. Catastrophe losses during the quarter added 21.9 points onto our composite ratio for the quarter. Our net investment income for the three months ended September 30, 2017 was $64.0 million, compared to net investment income of $32.9 million reported for the same period in 2016. Our investment portfolio managed by DME Advisors, LP reported a gain of 5.5% for the three months ended September 30, 2017, compared to a gain of 3.1% for the same period in 2016. General and administrative expenses for the three months ended September 30, 2017 were $8.2 million, compared to $6.9 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to non-recurring corporate expenses primarily relating to consulting and professional fees during the period, compared to the same period in 2016.

For the nine months ended September 30, 2017, the fully diluted adjusted book value per share decreased by $0.20 per share, or 0.9%, to $23.18 per share from $23.38 per share at December 31, 2016. For the nine months ended September 30, 2017, the basic adjusted book value per share decreased by $0.17 per share, or 0.7%, to $23.23 per share from $23.40 per share at December 31, 2016.

For the nine months ended September 30, 2017, we reported a net loss of $7.2 million, compared to a net loss of $4.3 million reported for the same period in 2016. The net underwriting loss for the nine months ended September 30, 2017 was $33.9 million, compared to an underwriting loss of $20.2 million reported for the same period in 2016. The increase in the underwriting loss for the nine months ended September 30, 2017 was primarily due to $37.9 million of net catastrophe losses from hurricanes Harvey, Irma and Maria and the Mexican earthquakes during the period. For the nine months ended September 30, 2017, our composite ratio was 104.4%, compared to 101.9% during the same period in 2016. Catastrophe losses during 2017 added 7.8 points onto our composite ratio for the year. Our net investment income for the nine months ended September 30, 2017 was $36.4 million, compared to net investment income of $23.3 million reported for the same period in 2016. Our investment portfolio reported a gain of 2.9% for the nine months ended September 30, 2017, compared to a gain of 2.1% for the same period in 2016. General and administrative expenses for the nine months ended September 30, 2017 increased to $21.3 million from $18.9 million for the nine months ended September 30, 2016, primarily due to non-recurring corporate expenses primarily relating to consulting and professional fees.

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$163,710	90.2%	$118,421	92.4%	$513,504	92.7%	$353,757	91.4%
Severity	17,878	9.8	9,784	7.6	40,187	7.3	33,477	8.6
Total	$181,588	100.0%	$128,205	100.0%	$553,691	100.0%	$387,234	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2017, the increase in gross premiums written of $53.4 million, or 41.6%, was primarily related to frequency business. For the three months ended September 30, 2017, our frequency gross premiums written increased by $45.3 million, or 38.2%. The notable changes in frequency gross premiums written for the three months ended September 30, 2017 were as follows:

Frequency Gross Premiums Written
Three months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$13.4	Property - Personal	Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016.
$11.3	Specialty - Health
Increase was primarily due to growth in the volume of underlying policies on existing employer medical stop-loss contracts, and to a lesser extent, due to new employer medical stop-loss contracts entered during the past twelve months.

$7.8	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$5.4	Casualty -Professional	Increase was primarily due to growth in the volume of underlying policies on an existing multi-line casualty contract.
$4.8	Casualty -Workers’ Compensation	Increase was primarily due to new contracts written during 2017.
$4.4	Casualty - General Liability	Increase was primarily due to growth in the volume of underlying policies on an existing multi-line casualty contract.

For the nine months ended September 30, 2017, our gross premiums written increased by $166.5 million, or 43.0%, compared to the same period in 2016. For the nine months ended September 30, 2017, our frequency gross premiums written increased by $159.7 million, or 45.2%, compared to the same period in 2016. The notable changes in frequency gross premiums for the nine months ended September 30, 2017 were as follows:

Frequency Gross Premiums Written
Nine months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$75.2	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$40.0	Property - Personal	Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016.
$14.8	Casualty -Workers’ Compensation	Increase was primarily due to new contracts written during the past twelve months.
$12.5	Specialty - Health
Increase was partially due to growth in the volume of underlying policies on existing employer medical stop-loss contracts, and partially due to new specialty health contracts entered during the past twelve months.

$11.3	Casualty -Professional
The comparative period’s gross premiums written included reversal of premiums relating to a solicitors’ professional indemnity contract that was terminated in 2016. Excluding this contract, the professional line gross premiums written increased by $6.2 million primarily due to growth in the volume of underlying policies on an existing multi-line casualty contract.

$6.7	Casualty - General Liability	Increase was primarily due to growth in the volume of underlying policies on an existing multi-line casualty contract.

For the three months ended September 30, 2017, severity gross premiums written increased by $8.1 million, or 82.7%, compared to the same period in 2016. The notable changes in severity gross premiums written for the three months ended September 30, 2017 were as follows:

Severity Gross Premiums Written
Three months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$7.1	Property - Personal and Commercial	Increase was primarily due to reinstatement premiums recorded during the period resulting from natural catastrophe losses on excess of loss and quota share catastrophe contracts.
$2.7	Financial	Increase was primarily due to a new transactional liability contract bound during the fourth quarter of 2016.
$(1.6)	Casualty - General Liability	Decrease was primarily due to a casualty general liability contract not renewed during the period.

For the nine months ended September 30, 2017, severity gross premiums written increased by $6.7 million, or 20.0%, compared to the same period in 2016. The notable changes in severity gross premiums for the nine months ended September 30, 2017 were as follows:

Severity Gross Premiums Written
Nine months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$9.4	Property - Personal and Commercial
Increase was primarily due to new excess of loss catastrophe contracts written during the period as well as reinstatement premiums recorded during the period resulting from natural catastrophe losses on excess of loss and quota share catastrophe contracts.

$6.5	Financial	Increase was primarily due to to a new transactional liability contract bound during the fourth quarter of 2016.
$(3.8)	Specialty - Marine & Other	Decrease in premiums relating to an excess of loss contract not renewed during 2017.
$(4.6)	Casualty - General Liability	Decrease due to an excess of loss casualty general liability contract not renewed during the period.

Premiums Ceded

For the three and nine months ended September 30, 2017, premiums ceded were $7.9 million and $13.9 million, respectively, compared to $2.1 million and $7.7 million, respectively, for the three and nine months ended September 30, 2016. The increase in premiums ceded for the three and nine months ended September 30, 2017 was primarily due to a quota share retrocession contract entered into during the third quarter of 2017 in order to cede a portion of the private passenger automobile exposure. In general, we seek to use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$156,703	90.2%	$116,302	92.2%	$501,511	92.9%	$347,509	91.6%
Severity	16,954	9.8	9,784	7.8	38,300	7.1	31,977	8.4
Total	$173,657	100.0%	$126,086	100.0%	$539,811	100.0%	$379,486	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained above.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$156,121	90.4%	$103,448	91.7%	$451,143	93.0%	$347,011	92.2%
Severity	16,572	9.6	9,344	8.3	33,776	7.0	29,475	7.8
Total	$172,693	100.0%	$112,792	100.0%	$484,919	100.0%	$376,486	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

For the three months ended September 30, 2017, the frequency net premiums earned increased by $52.7 million, or 50.9%. The notable changes in frequency net premiums earned for the three months ended September 30, 2017 were as follows:

Frequency Net Premiums Earned
Three months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$19.5	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$13.2	Property - Personal	Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016.
$7.0	Casualty -Workers’ Compensation	Increase was primarily due to new contracts written during the past twelve months.
$6.5	Casualty - Professional and General Liability	Increase was primarily due to growth in the volume of underlying policies on an existing multi-line casualty contract.
$6.5	Specialty - Health	Increase was partially due to growth in the volume of underlying policies on existing employer medical stop-loss contracts.

For the nine months ended September 30, 2017, the frequency net premiums earned increased by $104.1 million, or 30.0%, compared to the same period in 2016. The notable changes in frequency net premiums earned for the nine months ended September 30, 2017 were as follows:

Frequency Net Premiums Earned
Nine months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$62.9	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during the past twelve months.

$14.9	Property - Personal
Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016. The increase was partially offset by decreases relating to Florida homeowners’ property quota share contracts that were terminated during 2016.

$12.5	Casualty -Workers’ Compensation	Increase was primarily due to growth in the volume of underlying policies, and to a lesser extent, due to new workers’ compensation contracts entered during the past twelve months.
$6.7	Specialty -Financial
Increase was primarily due to a new financial lines quota share contract and mortgage insurance contract bound during the past twelve months. The increase was partially offset by a surety contract that was not renewed during 2017.

$4.6	Casualty - General Liability	Increase was primarily due to growth in the volume of underlying policies on existing multi-line casualty contracts.

For the three months ended September 30, 2017, severity net premiums earned increased by $7.2 million, or 77.4%, compared to the same period in 2016. The notable changes in severity net premiums earned for the three months ended September 30, 2017 were as follows:

Severity Net Premiums Earned
Three months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$7.1	Property - Personal and Commercial
Increase was primarily due to reinstatement premiums earned on catastrophe exposed quota share and excess of loss contracts. On excess of loss contracts that incurred a full limit loss during the period and coverage was contractually reinstated, the original premiums were also earned in full during the period.

$2.1	Financial	Increase was primarily due to a new transactional liability contract bound during the fourth quarter of 2016.
$(1.4)	Specialty - Marine & Other	Decrease in premiums relating to an excess of loss contract not renewed during 2017.

For the nine months ended September 30, 2017, the severity net premiums earned increased by $4.3 million, or 14.6%, compared to the same period in 2016. The notable changes in severity net premiums earned for the nine months ended September 30, 2017 were as follows:

Severity Net Premiums Earned
Nine months ended September 30, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$7.2	Property - Personal and Commercial	Increase was primarily due to reinstatement premiums recorded during the period resulting from natural catastrophe losses on excess of loss and quota share catastrophe contracts.
$3.5	Financial	Increase was relating to a new transactional liability contract bound during the fourth quarter of 2016.
$(1.9)	General Liability	Decrease was primarily due to an excess of loss casualty general liability contract not renewed during the period.
$(1.7)	Professional Liability	Decrease was primarily due to additional premiums that were included in the comparative period, triggered by a full limit loss on a excess of loss contract.
$(3.1)	Specialty - Marine & Other	Decrease in premiums was relating to an excess of loss contract not renewed during 2017.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$126,302	74.8%	$78,160	95.9%	$330,937	87.1%	$264,980	93.5%
Severity	42,616	25.2	3,307	4.1	48,809	12.9	18,531	6.5
Total	$168,918	100.0%	$81,467	100.0%	$379,746	100.0%	$283,511	100.0%

We establish reserves for each contract based on estimates of the ultimate cost of all losses, including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial and judgmental estimates. Quarterly, we review these estimates on a contract by contract basis and adjust them as we deem appropriate to reflect our best estimates based on updated information and our internal actuarial estimates. We expect losses incurred on our severity business to be volatile depending on the frequency and magnitude of catastrophic events from year to year.

For the three months ended September 30, 2017, the total losses incurred on frequency contracts increased by $48.1 million, or 61.6%. The losses incurred on frequency contracts for the three months ended September 30, 2017 included $8.7 million of catastrophe losses on various quota share contracts relating to hurricanes Harvey, Irma and Maria and the Mexican earthquakes. Excluding this non-recurring loss, the increase in losses incurred on frequency contracts for the three months ended September 30, 2017, was $39.4 million, or 50.4%, which is consistent with the increase in premiums earned during the three months ended September 30, 2017.

For the nine months ended September 30, 2017, the total net losses incurred on frequency contracts increased by $66.0 million, or 24.9%, compared to the same period in 2016. The total net losses incurred on frequency contracts for both periods included some non-recurring losses. The losses incurred on frequency contracts for the nine months ended September 30, 2017 included $8.7 million of catastrophe losses incurred on quota share contracts due to hurricanes Harvey, Irma and Maria and the Mexican earthquakes. The losses incurred for the comparative period in 2016, included $19.0 million of losses incurred relating to contracts exposed to construction defects. Excluding the non-recurring losses incurred during both the current and the comparative period, the increase in losses incurred on frequency contracts for the nine months ended September 30, 2017, was $76.3 million, or 31.0%, which is consistent with the increase in premiums earned during the nine months ended September 30, 2017.

For the three months ended September 30, 2017, the losses incurred on severity contracts increased by $39.3 million compared to the same period in 2016. For the nine months ended September 30, 2017, the losses incurred on severity contracts increased by $30.3 million compared to the same period in 2016. For the three and nine months ended September 30, 2017, the increase in severity losses incurred was primarily due to $36.2 million of catastrophe losses incurred relating to hurricanes Harvey, Irma and Maria and the Mexican earthquakes, compared to the same periods in 2016.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Frequency	80.9%	75.6%	73.4%	76.4%
Severity	257.2%	35.4%	144.5%	62.9%
Total	97.8%	72.2%	78.3%	75.3%

We expect our severity loss ratio to vary, sometimes significantly, based on catastrophe events and changes in the mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The noteworthy changes in frequency and severity loss ratios for the three months ended September 30, 2017 were as follows:

Notable Frequency Loss Ratio Changes
Three months ended September 30, 2017
Explanation
●
Losses from natural catastrophe events, including hurricanes Harvey, Irma and Maria and the Mexican earthquakes, contributed 5.5 loss ratio points to the frequency loss ratio for the three months ended September 30, 2017. Excluding the losses relating to these hurricanes, the frequency loss ratio was 75.4%.

Notable Severity Loss Ratio Changes
Three months ended September 30, 2017
Explanation
●
Losses from natural catastrophe events, including hurricanes Harvey, Irma and Maria and the Mexican earthquakes, contributed 204.0 loss ratio points to the severity loss ratio for the three months ended September 30, 2017. Excluding the losses relating to these hurricanes, the severity loss ratio was 53.2%.

●	Excluding the catastrophe losses, the increase in loss ratio was due to deterioration on a multi-line quota share contract.

The noteworthy changes in frequency and severity loss ratios for the nine months ended September 30, 2017 were as follows:

Notable Frequency Loss Ratio Changes
Nine months ended September 30, 2017
Explanation
●
Losses from natural catastrophe events including hurricanes Harvey, Irma and Maria and the Mexican earthquakes contributed 2.0 loss ratio points to the frequency loss ratio for the nine months ended September 30, 2017. Excluding the losses relating to these hurricanes, the frequency loss ratio was 71.4%.

●
Lower frequency loss ratio reported during the period was due to the ratio for the comparative period which included $19.0 million of losses relating to the construction defect contracts. In addition, the prior comparative period also included adverse loss development relating to a solicitors’ indemnity contract.

●
The decrease in loss ratio was partially offset by adverse loss development on a surety contract arising from two large claims; as well as adverse loss development on select employers’ medical stop-loss contracts.

Notable Severity Loss Ratio Changes
Nine months ended September 30, 2017
Explanation
●
Losses from natural catastrophe events including hurricanes Harvey, Irma and Maria and the Mexican earthquakes contributed 101.4 loss ratio points to the severity loss ratio for the nine months ended September 30, 2017. Excluding the losses relating to these hurricanes, the severity loss ratio was 43.1%.

●
Lower severity loss ratio during the period was due to the comparative period ratio including a large loss on an excess of loss contract relating to the U.S. sub-prime crisis, as well as losses from Canadian wildfires.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Nine months ended September 30
		2017			2016
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$259,308	$(164)	$259,144	$302,493	$(1,071)	$301,422
Change in loss and loss adjustment expense reserves	136,342	(15,740)	120,602	(18,058)	147	(17,911)
Total	$395,650	$(15,904)	$379,746	$284,435	$(924)	$283,511

For the nine months ended September 30, 2017, the net losses incurred relating to prior accident years increased by $19.6 million, which primarily related to the following:

•	$4.2 million of adverse loss development associated with motor contracts;

•	$3.0 million of adverse loss development associated with specialty health contracts;

•	$2.9 million of adverse loss development relating to Florida homeowners’ insurance contracts, largely driven by “assignment of benefits” issues in the state; and

•	$2.0 million of adverse loss development due to large claims reported on a surety contract.

The remaining $7.5 million of adverse development was due to development across various other casualty and multi-line contracts. The financial impact of these increases in incurred losses was partially offset via certain contractual features such as sliding scale ceding commissions and profit commission adjustments. The net negative financial impact of the prior period loss development was $16.7 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, the net losses incurred relating to prior periods was $29.3 million, which primarily related to the following:

•	$19.0 million of losses resulting from the loss portfolio transfer and subsequent novation of the legacy construction defect liabilities;

•
$5.5 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of “assignment of benefits” whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters; and

•	$4.5 million of adverse loss development on an excess of loss contract relating to losses resulting from the U.S. sub-prime crisis.

There were no other significant developments of prior period reserves during the nine months ended September 30, 2016. The financial impact of these increases in incurred losses was partially offset via certain contractual features such as sliding scale ceding commissions, profit commission adjustments and additional premiums. The net negative financial impact of the prior period loss development was $27.5 million for the nine months ended September 30, 2016.

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

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Frequency	$39,602	104.2%	$23,794	92.1%	$123,420	97.4%	$93,822	93.5%
Severity	(1,591)	(4.2)	2,050	7.9	3,231	2.6	6,469	6.5
Total	$38,011	100.0%	$25,844	100.0%	$126,651	100.0%	$100,291	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Frequency	25.4%	23.0%	27.4%	27.0%
Severity	(9.6)%	21.9%	9.6%	21.9%
Total	22.0%	22.9%	26.1%	26.6%

The changes in the frequency and severity acquisition cost ratios for the three months ended September 30, 2017, compared to the same period in 2016, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
Three months ended September 30, 2017
Line of business	Explanation
Property - Personal
Higher acquisition cost ratio was due to the comparative 2016 ratio benefiting from adjustments to acquisition costs on Florida homeowners’ contracts during the three months ended September 30, 2016. The acquisition cost ratio for the third quarter of 2016 included reversal of ceding commissions and profit commissions on homeowners’ insurance contracts due to adverse development.

Notable Severity Acquisition Cost Ratio Changes
Three months ended September 30, 2017
Line of business	Explanation
Multi-line
The profit commission on a multi-line contract was reversed due to an increase in losses during the period. The reversal of profit commission resulted in a negative severity acquisition cost and acquisition cost ratio for the three months ended September 30, 2017.

Property	The acquisition cost ratio decreased due to reinstatement premiums earned on catastrophe contracts. The acquisition costs on the reinstatement premiums were lower than on the original premiums.
Financial
The acquisition cost ratio for the transactional liability business is higher than the ratio for other severity contracts. By comparison, there was no transactional liability business during the comparable period in 2016.

The changes in the frequency and severity acquisition cost ratios for the nine months ended September 30, 2017, compared to the same period in 2016, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
Nine months ended September 30, 2017
Line of business	Explanation
Financial	Increase in acquisition cost ratio as a result of ceding commission rates on mortgage insurance business being higher than the other financial contracts in force during the comparative 2016 period.
Motor	Increase in acquisition cost ratio due to higher ceding commission rates on recent private passenger motor contracts.
Professional Liability	Increase in acquisition cost ratio due to higher ceding commission rates on casualty contracts renewed during 2017.
Property - Personal	Decrease in acquisition cost ratio due to lower ceding commission rates on recent homeowners’ insurance contracts, compared to the Florida homeowners’ contracts that were terminated during 2016.

Notable Severity Acquisition Cost Ratio Changes
Nine months ended September 30, 2017
Line of business	Explanation
Multi-line
The profit commission on a multi-line contract was reversed due to increase in losses during the period. The reversal of profit commission resulted in a lower severity acquisition cost ratio for the nine months ended September 30, 2017.

Property	The acquisition cost ratio decreased due to reinstatement premiums earned on catastrophe contracts. The acquisition costs on the reinstatement premiums were lower than on the original premiums.
Financial
The acquisition cost ratio for the transactional liability business is higher than other severity contracts. By comparison, there was no transactional liability business during the comparable period in 2016.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Underwriting expenses	$4,152	$4,854	$12,297	$12,887
Corporate expenses	4,050	2,083	8,995	6,043
General and administrative expenses	$8,202	$6,937	$21,292	$18,930

Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For the three months ended September 30, 2017, the general and administrative expenses compared to the same period in 2016 included $1.9 million of non-recurring corporate expenses primarily relating to consulting and professional fees. For the three months ended September 30, 2017 and 2016, general and administrative expenses included $1.4 million and $1.3 million, respectively, for the expensing of the fair value of stock options and restricted stock and RSUs granted to employees and directors.

For the nine months ended September 30, 2017, the general and administrative expenses compared to the same period in 2016 included $2.2 million of non-recurring corporate expenses primarily relating to consulting and professional fees. For the nine months ended September 30, 2017 and 2016, the general and administrative expenses included $3.3 million and $3.1 million, respectively, of expenses related to stock compensation granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Realized gains (losses)	$18,360	$(9,700)	$86,746	$(122,015)
Change in unrealized gains and losses	55,791	49,804	(25,462)	158,645
Investment related foreign exchange gains (losses)	1,506	(317)	(8,312)	(2,627)
Interest and dividend income, net of withholding taxes	4,281	5,397	19,567	20,385
Interest, dividend and other expenses	(7,593)	(5,823)	(19,081)	(16,360)
Investment advisor compensation	(8,369)	(6,416)	(17,013)	(14,702)
Net investment income (loss)	$63,976	$32,945	$36,445	$23,326

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended September 30, 2017, investment income, net of fees and expenses, resulted in a gain of 5.5% on our investments managed by DME Advisors, compared to a gain of 3.1% for the three months ended September 30, 2016. The long portfolio and macro positions gained 9.1% and 0.1%, respectively, while the short portfolio lost 2.9%, during the three months ended September 30, 2017. For the three months ended September 30, 2017, the largest contributors of net investment income were long positions in CONSOL Energy Inc. (CNX), General Motors Company (GM) and Uniper (Germany: UN01), while the largest detractors were short positions in Caterpillar Inc. (CAT) and Netflix, Inc. (NFLX), and a long position in Mylan (MYL).

For the nine months ended September 30, 2017, investment income, net of fees and expenses, resulted in a gain of 2.9% on our investments managed by DME Advisors, compared to a gain of 2.1% for the nine months ended September 30, 2016. The long portfolio gained 14.0%, while the short portfolio and macro positions lost 8.4% and 1.0%, respectively, during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the largest contributors to investment income were long positions in Chemours (CC), General Motors Company (GM) and Uniper (Germany: UN01) while the largest detractors were short positions in Caterpillar (CAT), Tesla (TSLA) and a group of perceived overpriced momentum driven short equities which we refer to as the “bubble basket”.

For the three and nine months ended September 30, 2017, included under “Investment advisor compensation” in the above table was $4.4 million and $13.1 million, respectively (2016: $4.0 million and $12.3 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and nine months ended September 30, 2017, $4.0 million and $4.0 million, respectively, of performance compensation was recorded for the period (2016: $2.4 million and $2.4 million, respectively).

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

For the three months ended September 30, 2017 and 2016, the gross investment gain on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 5.9% and 3.4%, respectively. For the nine months ended September 30, 2017 and 2016, the gross investment gain on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was 3.4% and 2.3%, respectively. The gross investment gain was comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Long portfolio gains (losses)	9.1%	8.0%	14.0%	9.5%
Short portfolio gains (losses)	(2.9)	(4.1)	(8.4)	(7.9)
Macro gains (losses)	0.1	(0.1)	(1.0)	2.0
Other income and expenses [1]	(0.4)	(0.4)	(1.2)	(1.3)
Gross investment return	5.9%	3.4%	3.4%	2.3%
Net investment return	5.5%	3.1%	2.9%	2.1%
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

As of September 30, 2017, a deferred tax asset of $1.4 million (December 31, 2016: $1.3 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios:

	Nine months ended September 30			Nine months ended September 30
		2017			2016
	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	73.4%	144.5%	78.3%	76.4%	62.9%	75.3%
Acquisition cost ratio	27.4	9.6	26.1	27.0	21.9	26.6
Composite ratio	100.8%	154.1%	104.4%	103.4%	84.8%	101.9%
Underwriting expense ratio			2.6			3.4
Combined ratio			107.0%			105.3%

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

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of September 30, 2017, were $1,357.4 million, compared to $1,098.9 million as of December 31, 2016, an increase of $258.5 million, or 23.5%.

As of September 30, 2017, our exposure to long investments increased to 103.1%, compared to 99.5% as of December 31, 2016. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the long exposure statistics may not directly translate into a corresponding change in the long investments.

The significant changes in our long investments and financial contracts receivable for the nine months ended September 30, 2017 were as follows:

Increase (decrease) ($ in millions)	Explanation
$(17.9)	Commodities - Gold	Decrease primarily due to the reduction of physical gold holdings.
$(55.7)	Financial contracts receivable
Decrease in derivative assets partially due to the decrease in commodity swaps and total return swaps held as of September 30, 2017. The decrease was also partially due to a decrease in call and put options during the period.

$351.9	Equities - Listed	Increase primarily due to the acquisition of equity securities as well as an increase in fair values.
$(20.7)	Corporate debt	Decrease due to the disposal of certain corporate debt instruments.

Financial contracts payable as of September 30, 2017 increased by $8.2 million, or 365.3%, compared to December 31, 2016, primarily due to total return equity swaps that depreciated in value and were reclassified from financial contracts receivable to financial contracts payable as of September 30, 2017.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. Additionally, under term margin agreements we pledge certain investment securities to borrow cash from prime brokers in order to provide collateral for trust accounts and for some of our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed consolidated balance sheet. As of September 30, 2017, we had borrowed $547.7 million (December 31, 2016: $319.8 million) from our prime brokers for investing activities (including short positions) and to provide collateral for trust accounts and letters of credit. The increase in the amount borrowed from prime brokers was partially a result of the higher level of margin borrowing required for the current composition of the investment portfolio as of September 30, 2017 and partially a result of the increase in collateral provided to our cedents in the form of trusts and letters of credit to support the increase to our loss reserves.

In accordance with Greenlight Re’s investment guidelines in effect as of September 30, 2017, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2017, 92.6% (December 31, 2016: 88.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 6.5% (December 31, 2016: 10.7%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.3% (December 31, 2016: 0.7%) was comprised of securities valued based on non-observable inputs (Level 3). As of September 30, 2017, 0.6% (December 31, 2016: 0.3%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the nine months ended September 30, 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2017, $116.9 million (December 31, 2016: $140.1 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $116.1 million (December 31, 2016: $137.6 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.8 million (December 31, 2016: $2.4 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of September 30, 2017, our securities sold, not yet purchased, were $890.0 million, compared to $859.9 million at December 31, 2016. Meanwhile, the short exposure decreased to 64.2% as of September 30, 2017, compared to 72.9% at December 31, 2016, primarily due to the increase in assets under management by our investment advisor. The exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the short exposure analysis may not directly translate into a corresponding change in the securities sold, not yet purchased.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of September 30, 2017, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of September 30, 2017, restricted cash included $890.0 million relating to collateral for securities sold, not yet purchased, compared to $859.9 million as of December 31, 2016.

Overall, our restricted cash increased by $147.3 million, or 12.3%, from $1,202.7 million to $1,350.0 million, partially due to the increase in collateral posted for our reinsurance obligations to our clients, which increased by $110.9 million to $431.6 million during the nine months ended September 30, 2017. To a lesser extent, the increase in restricted cash was caused by an increase in swap counterparty collateral, which increased by $6.4 million to $28.4 million during the nine months ended September 30, 2017.

Reinsurance Balances Receivable; Deferred Acquisition Costs, Net; Unearned Premium Reserves

At September 30, 2017, reinsurance balances receivable were $294.3 million, compared to $219.1 million as of December 31, 2016, an increase of $75.1 million, or 34.3%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. At September 30, 2017, funds withheld assets were $50.1 million, compared to $28.4 million as of December 31, 2016. In addition, as of September 30, 2017, included in reinsurance balances receivable were $11.2 million of deposit assets on contracts that were deposit accounted, compared to $0.7 million of deposit assets as of December 31, 2016. We believe the reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at September 30, 2017.

At September 30, 2017, deferred acquisition costs (net of retrocession) increased by $16.2 million, or 26.6%, compared to December 31, 2016. The increase was consistent with and related to the increase in net unearned premium reserves during the same period. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of September 30, 2017, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Reinsurance Balances Payable

Reserves for loss and loss adjustment expenses were comprised of the following table:

	September 30, 2017			December 31, 2016
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$118,471	$230,814	$349,285	$81,676	$183,134	$264,810
Severity	61,440	35,053	96,493	17,139	24,692	41,831
Total	$179,911	$265,867	$445,778	$98,815	$207,826	$306,641

During the nine months ended September 30, 2017, the frequency loss reserves increased by $84.5 million, or 31.9%, to $349.3 million from $264.8 million as of December 31, 2016. The increases in both case reserves and IBNR were primarily related to the increase in premiums earned during the period on active frequency contracts. In addition, approximately $8.7 million of frequency case reserves related to loss reserves recorded during the third quarter relating to hurricanes Harvey, Irma and Maria and the Mexican earthquakes.

The severity loss reserves increased by $54.7 million, or 130.7%, primarily relating to case reserves on catastrophe contracts. Approximately $48.4 million of severity case reserves related to loss reserves recorded during the third quarter relating to hurricanes Harvey, Irma and Maria and the Mexican earthquakes. These gross case reserves are before netting loss reserves recoverable of $15.0 million under our retroceded catastrophe excess of loss contracts.

For most of our contracts written as of September 30, 2017, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of October 1, 2017, our net annual aggregate loss exposure to any series of natural peril events was $205.4 million. In estimating this net annual loss exposure, considerations include, but are not limited to:

•	Calculations include property, marine and energy, auto and catastrophe workers’ compensation exposures, but not other casualty exposures;

•	Calculations are net of any retrocession (including ILWs);

•	Calculations are net of any estimated reinstatement and additional premiums;

•	Calculations are net of existing estimated losses which reduce the limit of liability;

•	Calculations for limits of liability that are expressed as a percentage of premium are based on expected premium;

•	Calculations in regards to the renewal of risks-attaching contracts use the maximum single underwriting year exposure; and

•	Calculations do not include transactional costs such as brokerage, collateral costs and federal excise tax.

We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event and net annual aggregate loss exposure information for the peak zones of our natural peril coverage as of October 1, 2017:

	October 1, 2017
Zone	Single Event Loss	Net Annual Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$183,047	$205,447
Europe	86,416	101,843
Japan	86,416	101,843
Rest of the world	86,416	101,843
Maximum Aggregate	183,047	205,447

Since our loss exposures are based on contract limits, these limits may be significantly higher than modeled loss estimates which are commonly used in the insurance industry. Therefore, we also estimate catastrophe losses in terms of the probable maximum loss (“PML”). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of October 1, 2017, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $99.7 million and $115.1 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of October 1, 2017:

	October 1, 2017
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$99,683	$113,042
Europe	28.197	35.392
Japan	7.761	7.986
Rest of the world	7.741	7.838
Maximum	99.683	115.068
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $6.0 million to $885.7 million as of September 30, 2017, compared to $891.7 million as of December 31, 2016. Retained earnings decreased primarily due to a net loss of $7.2 million reported for the nine months ended September 30, 2017. The non-controlling interest increased by $0.8 million for the nine months ended September 30, 2017 primarily due to the net investment income attributable to the non-controlling interest. The increase in additional paid-in capital for the nine months ended September 30, 2017 of $1.4 million was primarily related to share-based compensation for the period.

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

As of September 30, 2017, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of September 30, 2017, approximately 95% (December 31, 2016: 94%) of our long investments were comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2017 and 2016, the net cash provided by (used in) operating activities was $75.3 million and $(68.1) million, respectively. Included in the net cash provided by and used in operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $16.5 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively. Excluding the investment related expenses from the net cash from operating activities, the net cash primarily provided by (used in) our underwriting activities was $91.8 million and $(57.4) million for the nine months ended September 30, 2017 and 2016, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. For the nine months ended September 30, 2017, the increase in cash from underwriting activities was primarily due to the increase in premiums written and collected during the period. Correspondingly there was an increase in loss and loss adjustment expense reserves which will be paid in the future. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the nine months ended September 30, 2017, our investing activities used cash of $82.6 million (2016: used cash of $0.5 million), driven primarily by an increase in restricted cash and cash equivalents compared to the same period in 2016. Cash used for, or provided by, investing activities is net of any withdrawals from the joint venture by DME (nil for nine months ended September 30, 2017 and $10.0 million for the nine months ended September 30, 2016). We used $2.8 million in financing activities relating to the repurchase of Class A ordinary shares during the nine months ended September 30, 2017 (2016: nil).

As of September 30, 2017, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of September 30, 2017, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2017, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of September 30, 2017, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2017, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (December 31, 2016: $600.0 million) with various financial institutions. On September 26, 2017, we provided a notice of cancellation to JP Morgan Chase Bank N.A. to terminate the letter of credit facility of $100.0 million when the facility expires on January 27, 2018. See Note 9 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of September 30, 2017, the aggregate amount of collateral provided to cedents under such arrangements was $445.4 million (December 31, 2016: $341.7 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $455.2 million as of September 30, 2017 (December 31, 2016: $397.2 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2017.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2017.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan, which was renewed by the Board of Directors on April 26, 2017, expires on June 30, 2018 unless renewed by the Board of Directors. As of September 30, 2017, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2017, 136,312 Class A ordinary shares were repurchased by the Company at an average price of $20.66 per share.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of September 30, 2017, there were 1,281,946 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2017 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$465	$309	$136	$—	$910
Private equity and limited partnerships (2)	7,214	—	—	—	7,214
Loss and loss adjustment expense reserves (3)	233,741	117,231	40,313	54,493	445,778
	$241,420	$117,540	$40,449	$54,493	$453,902
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of September 30, 2017, we had made total commitments of $25.3 million in private investments of which we had invested $18.1 million, and our remaining commitments to these investments total $7.2 million. Given the nature of private equity commitments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of September 30, 2017, $890.0 million of securities sold, not yet purchased, were secured by $890.0 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the nine months ended September 30, 2017, performance allocation of $4.0 million and management fees of $13.1 million were included in net investment loss.

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

Effects of Inflation

We consider the effects of inflation in our pricing and when estimating loss and loss adjustment expense reserves. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled. For the nine months ended September 30, 2017 and 2016, inflation had no significant impact on our revenues or net income. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates and the asset values in our investment portfolio.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of September 30, 2017, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of September 30, 2017, a 10% decline in the price of each of the listed equity securities and equity-based derivative instruments would result in a $47.7 million, or 3.7%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of September 30, 2017, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of September 30, 2017, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas and oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of September 30, 2017. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$12,512	1.0%	$(12,512)	(1.0)%
Natural Gas	3,658	0.3	(3,658)	(0.3)
Oil	1,773	0.1	(1,773)	(0.1)
Total	$17,943	1.4%	$(17,943)	(1.4)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of September 30, 2017, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £4.6 million. As of September 30, 2017, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.6 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.6 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2017, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of September 30, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Brazilian Real	$(549)	—%	$549	—%
Chinese Yuan	2,433	0.2	(106)	—
Euro	(7,389)	(0.6)	7,389	0.6
Japanese Yen	1,644	0.1	(1,644)	(0.1)
Other	772	0.1	(772)	(0.1)
Total	$(3,089)	(0.2)%	$5,416	0.4%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$17,790	1.4%	$(21,902)	(1.7)%
Interest rate swaps	3,977	0.3	(4,057)	(0.3)
Net exposure to interest rate risk	$21,767	1.7%	$(25,959)	(2.0)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each instrument individually. We periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of our financial assets including notes receivable. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under the reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We monitor the financial strength of our counterparties and assess the collectability of these balances on a regular basis and obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate their credit risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of September 30, 2017, there have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below details the repurchases that were made under the plan during the three months ended September 30, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2017	26,388	$20.88	26,388	1,863,688
August 1 - 31, 2017	—	$—	—	1,863,688
September 1 - 30, 2017	—	$—	—	1,863,688
Total	26,388		26,388	1,863,688
(1) Class A ordinary shares.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan, which was renewed by the Board of Directors on April 26, 2017, expires on June 30, 2018 unless renewed by the Board of Directors. As of September 30, 2017, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2017, 136,312 Class A ordinary shares were repurchased by the Company.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Michael Belfatti dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2017)

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
October 30, 2017

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
October 30, 2017