Form 10-K
period 2017-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2018-02-20
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2017 was $620,785,740 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	31,102,551
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of February 16, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2018 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on April 25, 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
●	Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
●	Rating agencies may downgrade or withdraw either of our ratings;
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
●	We may face risks from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
●	The effect of emerging claim and coverage issues on our business is uncertain;
●	The property and casualty reinsurance market may be affected by cyclical trends;
●	We have limited control as to how our investment portfolio is allocated and its performance depends on the ability of DME Advisors to select and manage appropriate investments;
●	Our investment portfolio may be concentrated in a few large positions which could result in large losses;
●	Loss of key executives could adversely impact our ability to implement our business strategy; and
●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

Because we endeavor to adapt our portfolio over time in response to market conditions and our risk appetite, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Description of Business

Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) to write property and casualty reinsurance business as well as long term business (e.g., life insurance, long term disability, long term care, etc.); however, to date, we have not written any long term business. GRIL is licensed and regulated by the Central Bank of Ireland (“CBI”) to write property and casualty reinsurance business. Currently, we manage our business on the basis of one operating segment: property and casualty reinsurance. Within that segment, we employ a two-pillar strategy:

1. Underwriting traditional property and casualty reinsurance
We offer excess of loss and quota share products across a range of classes in the property and casualty market. Our underwriting approach varies by class and type of opportunity:

Link to Table of Contents

●	where we have domain-specific expertise and a high level of market access, we may seek to act as the lead underwriter to achieve greater influence in negotiating pricing, terms and conditions;
●
where our expertise is sufficient to thoroughly evaluate the risk, we will generally seek to participate on syndicated placements that have been negotiated and priced by another party that we judge to have market-leading expertise in the class, or as a quota share retrocessionaire of a market-leading reinsurer.

2. Risk innovation and strategic partnerships
We seek to develop a range of risk products, via strategic partnerships and other methods, with the objective of providing fee income, access to a valuable stream of underwriting business, and/or the potential for significant investment upside.
Our initiatives in this space generally aim to meet at least one of several criteria:

●	the value we add to a partnership primarily comes from application of our risk expertise, not solely investment or reinsurance support;
●	the partnership adds deep expertise to our company, in domain specific risk factors, technology, product innovation, and/or other areas;
●	the partnership provides access to a pool of capital, to products and/or to distribution;
●
overall, the partnership creates a combined effort that has greater durable strategic and/or competitive position in one or more markets, and increases our opportunity for revenue growth and margin expansion.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our traditional competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt instruments exclusively through a joint venture with DME Advisors, LLC (“DME”). Our investment advisor, DME Advisors, LP (“DME Advisors”), is compensated with a fixed annual fee based on assets under management and DME is compensated on the positive performance of our portfolio, subject to a loss carry forward. DME Advisors, which makes investments on our behalf, is a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors and DME are both controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets until December 31, 2019, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for our account.

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

We seek to grow and diversify our portfolio. Our allocation of risk will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based upon market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

●	target markets and lines of business where we believe an appropriate risk/reward profile exists;
●	attract and retain clients with expertise in their respective lines of business;
●	employ strict underwriting discipline; and
●	select reinsurance opportunities with anticipated favorable returns on capital over the life of the contract.

Link to Table of Contents

The following table sets forth our gross premiums written by line of business:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Property
Commercial	$18,388	2.7%	$16,180	3.0%	$15,633	3.1%
Motor	73,481	10.6	39,551	7.4	34,529	6.9
Personal	50,045	7.2	47,893	8.9	57,495	11.5
Total Property	141,914	20.5	103,624	19.3	107,657	21.5
Casualty
General Liability	33,519	4.8	34,450	6.4	27,620	5.5
Motor	287,749	41.5	227,030	42.4	203,624	40.6
Professional	44,910	6.5	37,847	7.1	65,607	13.1
Workers' Compensation	47,761	6.9	25,456	4.7	12,646	2.5
Total Casualty	413,939	59.7	324,783	60.6	309,497	61.7
Specialty
Accident & Health	69,803	10.1	52,114	9.7	56,784	11.3
Financial	48,448	7.0	34,658	6.5	6,699	1.3
Marine	6,574	1.0	9,127	1.7	9,283	1.8
Other	11,973	1.7	11,766	2.2	12,204	2.4
Total Specialty	136,798	19.8	107,665	20.1	84,970	16.8
	$692,651	100.0%	$536,072	100.0%	$502,124	100.0%

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
U.S. and Caribbean	$606,510	87.6%	$432,144	80.6%	$383,236	76.3%
Worldwide (1)	86,714	12.5	97,810	18.2	104,336	20.8
Europe (2)	(612)	(0.1)	6,250	1.2	14,085	2.8
Asia (2)	39	—	(132)	—	467	0.1
	$692,651	100.0%	$536,072	100.0%	$502,124	100.0%

(1)	“Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)	The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Additional information about our business is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our consolidated financial statements included herein.

Marketing and Distribution

Business transacted using intermediaries

A majority of our business is sourced through reinsurance brokers. Brokerage distribution channels provide us with access to an efficient, variable cost and global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. In addition to distribution, many intermediaries also provide valuable services including risk analytics, processing and clearing.

Link to Table of Contents

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

We seek to strengthen our broker relationships and become the first choice to brokers and clients by providing, where applicable:

●	customized solutions that address the specific business needs of our clients;
●	rapid responses to risk submissions;
●	demonstrated expertise in the underlying reinsured exposures and in the operation of the contracts;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

We focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written.

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Largest broker	$366,390	52.9%	$274,816	51.3%	$278,003	55.4%
2nd largest broker	125,320	18.1	104,684	19.5	110,246	22.0
	$491,710	71.0%	$379,500	70.8%	$388,249	77.4%

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

Underwriting and Risk Management

We have established an underwriting platform comprised of experienced underwriters and actuaries. We have underwriting operations in two locations, Cayman Islands and Dublin, Ireland that respectively provide some proximity to key markets in the U.S. and Europe. Our experienced team allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and quantitative professionals have expertise in a number of lines of business, and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary goal is to build a reinsurance portfolio that maximizes economic results within certain risk and volatility constraints. In pricing our products, we assume investment returns that approximate the risk-free rate, which we review and adjust, if necessary, on an annual basis.

Link to Table of Contents

Analysis Approach
Our analysis approach for underwriting business begins at the class of business level. We endeavor to understand the risks and dynamics of each market in which we underwrite business. These analyses include identification and assessment of structural drivers of risk and emerging trends in loss, as well as attempts to understand the market participants and results, capacity conditions for supply and demand, and other factors. In building our views on individual classes, we organize our underwriting and quantitative professionals into teams that generally specialize by line. Combined with cross-line management and insights, we believe this approach allows the building and deployment of deeper expertise and a more thorough “point of view” on the risk dynamics of the line and on external risk factors that will affect each transaction.
Our teams carefully underwrite each individual transaction within the overall line of business view. Transactions are assigned to a deal team comprised of underwriting and quantitative professionals to evaluate underwriting, pricing and structuring. Prior to committing capital to any transaction, the deal team presents the underwriting and quantitative analysis to the Executive Underwriting Group, consisting primarily of the Chief Executive Officer, Chief Underwriting Officer and Chief Operating Officer. The underwriting meeting discusses key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.
We spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. Where necessary, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems and operations. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

●	the client’s and industry’s historical loss data;
●	the expected duration for claims to fully develop;
●	the client’s pricing and underwriting strategies;
●	the geographic areas in which the client is doing business and its market share;
●	the reputation and financial strength of the client and its management and underwriting teams;
●	the reputation and expertise of the broker;
●	the likelihood of establishing a long-term relationship with the client and the broker; and
●	reports provided by independent industry specialists.

We have developed and use proprietary quantitative models, and also use several commercially available tools to price our business. Our models consider conventional underwriting and risk metrics, and incorporate various class specific and/or market specific aspects from our line of business analyses. In using quantitative models, we endeavor to carefully consider the quality and predictive power of the quantitative work, including explicit assessment of the data quality, and we place greater weight on scenarios that result in greater losses. We price each transaction based on our view of the merits and structure of the transaction.
Underwriting Authorities

The Underwriting Committee of our Board of Directors, which we refer to as the Underwriting Committee, sets parameters for aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. The maximum underwriting authorities, as set by our Underwriting Committee, may be amended from time to time, including as and when our capital base changes. In general, our underwriting authorities are aimed at supporting our efforts to balance the size of our risk position with the level and depth of our expertise in a given area and the margins available, while at attempting to limit the downside risk.

Link to Table of Contents

Retrocessional Coverage

We purchase retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and/or to balance our underwriting portfolio.

The amount of retrocessional coverage that we purchase varies based on numerous factors, some of which include the inherent volatility and risk accumulation of the portfolio of business we write and the level of our capital base. Our portfolio, and by extension our gross risk position will change in size from year to year depending on the market opportunity, so it is not possible to predict the level of retrocessional coverage that we will purchase in any given year.

We generally intend to purchase uncollateralized retrocessional coverage only from reinsurers with a minimum financial strength ratings of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts or other collateral in the form of guarantees. As of December 31, 2017, the aggregate amount due from reinsurers from retrocessional coverages represents 6.3% (2016: 0.9%) of our gross loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2017 and 2016, no provision for uncollectible losses recoverable was considered necessary.

Claims Management

Our claims management process begins upon receipt of claims notifications from our clients or third-party administrators. Reserving and settlement authority are reviewed in accordance with the requirements of the individual contract and, as required, discussed with the underwriter. Our in-house claims officer is responsible for overseeing the review of claims and providing approval for complex or large claim settlements. Claims in excess of the claims officer’s authority are referred to the general counsel, together with the claims officer’s recommendations, for secondary approval. Claim payments above a certain threshold, must be approved by our Chief Executive Officer. We believe that this process ensures that we pay claims consistently within the terms and conditions of each contract.

Where necessary, we conduct or contract for on-site claims audits at cedants and third-party administrators, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we evaluate and monitor the third-party administrators’ and ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

Reserves

Our reserving philosophy is to set reserves that represent our best estimate of the ultimate future liabilities arising from the risks we have underwritten. Our actuaries perform quarterly reviews of our portfolio and provide reserving estimates in line with our stated reserving philosophy. In doing so, our actuaries split our portfolio of business into reserving analysis segments based primarily on homogeneity and credibility considerations. Currently, this involves performing analysis at the individual transaction level and segmenting the underlying risks within each transaction into appropriate analysis segments.

We engage independent external actuaries who review and provide an opinion on these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount we establish as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

Reserves do not represent an exact quantification of the ultimate future liability that will emerge. Rather, reserves represent our best estimate of the expected cost of the ultimate settlement and administration of the claim. Although the methods for establishing reserves are well-tested, many of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base our estimates on our assessment of facts and circumstances known at the time of the estimate, as well as estimates of future trends in claim severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond our control. (See Note 7 of the accompanying consolidated financial statements for reconciliation of claims reserves, loss development tables by accident year and for explanation of significant

Link to Table of Contents

prior period loss developments.) See “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2017, we had letter of credit facilities with an aggregate capacity of $600.0 million (2016: $600.0 million). On September 26, 2017, we provided a notice of cancellation to JP Morgan Chase Bank N.A. to terminate the letter of credit facility of $100.0 million. The termination was effective on January 27, 2018. As of December 31, 2017, we had issued letters of credit totaling $188.5 million (2016: $255.4 million) to clients. Additionally, as of December 31, 2017, we had pledged $377.9 million (2016: $86.4 million) as collateral through trust arrangements. The failure to maintain, replace or increase our letter of credit facilities and trust arrangements on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient collateral arrangements or to increase our collateral capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy. .”

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors vary according to the individual market and situation, but generally include Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd. and Transatlantic Reinsurance Company, as well as smaller companies, other niche reinsurers and Lloyd’s syndicates. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See "Item 1A – Risk Factors – Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

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

Regulations

Cayman Islands Insurance Regulation

The legislative framework for the carrying on of insurance and reinsurance business in and from within the Cayman Islands is comprised of The Insurance Law, 2010 (as amended) and underlying regulations thereto (the “Law”) which was brought into force in the Cayman Islands effective as of November 1, 2012.

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

Link to Table of Contents

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
- financial statements prepared in accordance with any internationally recognized accounting standards, audited by an independent auditor approved by CIMA;
- an actuarial valuation of Greenlight Re’s assets and liabilities, certified by an actuary approved by CIMA;
- certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;
- confirmation that the information contained in Greenlight Re’s license application, as modified by any subsequent changes, remains correct;
- such other information as may be prescribed by CIMA; and
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

Greenlight Re is also required to comply with the Rule on Corporate Governance for Insurers and the Rule on Risk Management for Insurers. Respectively, these rules require regulated insurers to establish and maintain (a) a corporate governance framework which provides for the sound and prudent management and oversight of the insurer's business, including outsourcing and internal controls, and which adequately recognizes and protects the interests of its policyholders, and (b) a risk management framework that is capable of promptly identifying, measuring, assessing, reporting, monitoring and controlling all sources of risks that could have a material impact on its operations in a timely manner.

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

In addition, CIMA may impose fines and penalties on a licensee that is in breach of the Law, ranging from a fixed fine of 5,000 Cayman Islands dollars (which is approximately US$6,000) or a discretionary fine depending on the severity of the breach. Legislation amending the Monetary Authority Law gives CIMA significant new powers to impose larger administrative fines. It is anticipated that the new administrative sanctions regime will be brought into force shortly, along with guidance as to how CIMA will interpret and apply the legislation and associated regulations.

Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has

Link to Table of Contents

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the CBI in accordance with the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). The Irish Regulations give effect in Ireland to EU Directive 2009/138/EC (known as "Solvency II"), which introduced a new European regulatory regime for insurers and reinsurers with effect from January 1, 2016. Solvency II is supplemented by the European Commission Delegated Regulation (EU) 2015/35, other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2015, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2015 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by CBI (collectively the “Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics which capital, including any capital contribution, must display to qualify as regulatory capital.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. Effective January 1, 2017, we entered into a third amended and restated agreement (the “venture agreement”), wherein the Company, Greenlight Re, GRIL, and DME have agreed to create a joint venture for the purposes of managing certain jointly held assets. The venture agreement, which replaced a previous agreement dated January 1, 2014, expires on December 31, 2019 and will renew automatically for successive three-year periods, unless at least 90 days prior to the end of the then current term, DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement. Simultaneously with the venture agreement, we entered into an amended and restated investment advisory agreement (the “advisory agreement”) with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture. The advisory agreement term period mirrors that of the venture agreement.

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

Link to Table of Contents

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us, but the advisory agreement does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us or any restrictions on the nature or timing of investments for our account, or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity may be allocated pro-rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital (Gold), L.P., Greenlight Capital Offshore (Gold), Ltd., Greenlight Capital Offshore Master (Gold), Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners (collectively, the “Greenlight Funds”).

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying publicly listed equity securities and corporate debt, selling securities short and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives and other instruments. As of December 31, 2017, DME Advisors was in compliance with our investment guidelines.

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

Currency hedging activities are excluded from leverage calculations. Where the investment advisor enters into a secondary investment with the primary purpose of reducing the risk of another existing investment, then the investment advisor may exclude the secondary investment from the calculation of leverage provided that the investment advisor receives approval from the Company’s Chief Financial Officer. Such authority is limited such that no more than 10% of indebtedness may be excluded from leverage calculations for such secondary investments.

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

Link to Table of Contents

Investment Results

Composition

The following table represents the fair value of the total long positions in our investment portfolio as reported in the consolidated financial statements:

	December 31
	2017		2016
	($ in thousands)
Debt instruments	$7,180	0.5%	$22,473	2.0%
Equities – listed	1,203,672	86.4	828,486	74.0
Exchange traded funds	—	—	15,515	1.4
Commodities	121,502	8.7	137,296	12.3
Private and unlisted equity funds	30,630	2.2	18,767	1.7
	1,362,984	97.8	1,022,537	91.4
Funds and cash held with brokers and swap counterparties	39,383	2.8	22,541	2.0
Financial contracts, net	(9,329)	(0.6)	74,144	6.6
Total long investments	$1,393,038	100.0%	$1,119,222	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2017		2016
	($ in thousands)
Equities – listed	$812,652	89.0%	$770,267	89.6%
Sovereign debt – Non U.S.	100,145	11.0	89,635	10.4
Total short investments	$912,797	100.0%	$859,902	100.0%

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

The following table represents the composition of our investment portfolio based on the percentage of assets in our investment account managed by DME Advisors:

	December 31
	2017		2016
	Long %	Short %	Long %	Short %
Debt instruments	0.1%	—%	1.9%	—%
Equities & related derivatives	98.5	(67.2)	96.3	(72.9)
Private and unlisted equity securities	2.1	—	1.3	—
Total	100.7%	(67.2)%	99.5%	(72.9)%

As of December 31, 2017, our exposure to gold on a delta adjusted basis was 9.8% (2016: 11.9%).

Link to Table of Contents

The following table represents the composition of our investment portfolio, by industry sector, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2017:

Sector	Long %	Short %	Net %
Consumer Discretionary	26.8%	(16.0)%	10.8%
Consumer Staples	0.9	(3.3)	(2.4)
Energy	10.0	(6.0)	4.0
Financial	21.4	(3.0)	18.4
Healthcare	17.9	(11.8)	6.1
Industrials	9.2	(16.8)	(7.6)
Materials	3.7	(1.3)	2.4
Real Estate	0.1	—	0.1
Technology	10.4	(9.0)	1.4
Utilities	0.3	—	0.3
Total	100.7%	(67.2)%	33.5%

The following table represents the composition of our investment portfolio, by the market capitalization of the underlying security, based on the percentage of assets in our investment account managed by DME Advisors as of December 31, 2017:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	33.4%	(30.8)%	2.6%
Large Cap Equity (≥$5 billion and <$25 billion)	41.2	(29.3)	11.9
Mid Cap Equity (≥$1 billion and <$5 billion)	18.7	(7.0)	11.7
Small Cap Equity (<$1 billion)	5.2	(0.1)	5.1
Debt Instruments	0.1	—	0.1
Other Investments	2.1	—	2.1
Total	100.7%	(67.2)%	33.5%

Investment Returns

A summary of our consolidated net investment income is as follows:

	Year ended December 31
	2017	2016	2015
	($ in thousands)
Realized gains (losses)	$87,618	$(113,836)	$22,227
Change in unrealized gains and losses	(41,444)	209,993	(265,401)
Investment related foreign exchange gains (losses)	(7,653)	2,988	(3,725)
Interest and dividend income, net of withholding taxes	25,510	23,915	15,313
Interest, dividend and other expenses	(23,937)	(22,334)	(31,092)
Investment advisor compensation	(19,863)	(24,543)	(19,246)
Net investment income (loss)	$20,231	$76,183	$(281,924)

Link to Table of Contents

Our investment return is based on the total assets in our investment account, which includes the majority of our equity capital and collected premiums. Investment returns, net of all fees and expenses, by quarter and for the last five years are as follows: (1)

Quarter	2017	2016	2015	2014	2013
1st	0.9%	2.5%	(1.8)%	(0.7)%	5.8%
2nd	(3.4)	(3.4)	(1.5)	8.1	2.0
3rd	5.5	3.1	(14.2)	(3.7)	4.0
4th	(1.3)	5.0	(4.0)	5.3	6.6
Full Year	1.5%	7.2%	(20.2)%	8.7%	19.6%

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

Internal Risk Management

Our Chief Operating Officer, in conjunction with our Chief Risk Officer, is responsible for the construction and review of our internal risk management function. A primary objective of our risk management function is to ensure that our underwriting efforts comply with explicitly stated underwriting appetites. These appetites, in turn, endeavor to balance our risk position size with our expertise and the available margins, while containing the cost of being wrong. In doing so, our risk management function designs, implements and oversees a range of operational and underwriting controls to attempt to support the appropriate functioning of the organization. We review our investment and underwriting portfolios on a periodic basis to assess the impact to capital under stressed scenarios. With the assistance of DME Advisors, we periodically analyze both our assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

Information Technology

Our information technology infrastructure is primarily housed in Grand Cayman, Cayman Islands. We have implemented backup procedures to ensure that data is backed up on a daily basis and can be restored in an appropriate time frame as needed.

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

Employees

As of December 31, 2017, we had 40 full-time employees, 32 who were based in Grand Cayman, Cayman Islands and 8 who were based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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

The performance of our reinsurance operations and our investment portfolio will likely fluctuate from period to period. Fluctuations will result from a variety of factors, including:

●	our assessment of the quality of available reinsurance opportunities;
●	loss experience on our reinsurance liabilities;
●	reinsurance contract pricing;
●	the volume and mix of reinsurance products we underwrite;
●	the performance of our investment portfolio; and
●	our ability to assess and integrate our risk management strategy properly.

In particular, we seek attractive opportunities to underwrite products and make investments to achieve favorable returns on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and debt instruments is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are comprised primarily of investment grade bonds. In addition, our differentiated strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Additionally, if actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations could be materially adversely affected. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we underwrite is based on many factors, including:

●	the general reputation and perceived financial strength of the reinsurer;
●	ratings assigned by independent rating agencies;
●	relationships with reinsurance brokers;
●	premium charges;
●	ability to obtain terms and conditions appropriate with the risk being assumed and in accordance with our underwriting guidelines;
●	speed of claims payment and reputation; and
●	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

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

Our competitors vary according to the individual market and situation, but generally include Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd. and Transatlantic Reinsurance Company as well as smaller companies, other niche reinsurers and Lloyd’s syndicates. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

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

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See “Item 1A. Risk Factors - Risks Relating to Taxation - United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.” and “Item 1A. Risk Factors - Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. Greenlight Re’s A.M. Best rating of “A- (Excellent)” is the fourth highest of 13 ratings that A.M. Best issues. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of either reinsurer;
●	if our actual losses significantly exceed our loss reserves;
●	if unfavorable financial or market trends impact us;
●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;
●	if we are unable to retain our senior management and other key personnel; or
●	if our investment portfolio incurs significant losses.

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

Our results of operations and financial condition depend upon our ability to accurately assess the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties associated with estimating loss reserves are generally greater for reinsurance companies than for primary insurance companies primarily due to:

●	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
●
the additional reporting delays that occur between the occurrence of an event or claim, its reporting to the primary insurance company and subsequent reporting to the reinsurance company by the primary insurance company;

●	the settlement delays associated with the reporting delays;
●	the diversity of development patterns among different types of reinsurance treaties; and
●	the necessary reliance on the client for information regarding claims.

Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves.”

We may face risks arising from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures.
We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any strategic transactions could have an adverse impact on our reputation, business, results of operation or financial condition. We face a number of risks arising from these types of transactions, including financial, accounting, tax and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any future transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us and disruption to our other businesses during the negotiation or execution process or thereafter. Accordingly, these risks and difficulties may prevent us from realizing the expected benefits from such strategic transactions. For example, businesses that we acquire or our strategic alliances or joint ventures may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by transaction-related charges.
Through strategic transactions, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities, or assume businesses with internal control deficiencies. Risk-mitigating provisions that we put in place in the course of negotiating and executing these transactions, such as due diligence efforts and indemnification provisions, may not be sufficient to fully address these liabilities and contingencies.

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

Link to Table of Contents

models typically rely on either cedent or industry data, both of which may be incomplete or may be subject to errors. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. Like all companies, our information technology and application systems may be vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, malicious cyber-attacks, computer viruses, hackers and general technology failures. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, a violation of applicable privacy or other laws, harm our reputation, cause a loss of customers or give rise to monetary fines or penalties or otherwise increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of data breaches, interruptions or failures in, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

Substantially all of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. In 2017, we had two brokers (2016: two brokers) who each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 71.0% (2016: 70.8%) of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, could significantly and negatively affect our business and results of operations.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	fund liquidity needs caused by underwriting or investment losses;
●	meet rating agency capital requirements;
●	replace capital lost in the event of significant reinsurance losses or adverse reserve developments or significant investment losses;
●	satisfy collateral requirements that may be imposed by our clients or by regulators;
●	meet applicable statutory jurisdiction requirements; or
●	respond to competitive pressures.

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

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions and other natural or man-made disasters such as acts of war or terrorism, cyber attacks, major aircraft crashes, riots or political unrest. The incidence and severity of catastrophes are inherently unpredictable, but we believe, and recent scientific studies have indicated, that the frequency of Atlantic basin hurricanes has increased and may change further in the future relative to the historical experience over the past 100 years. As a result of changing climate conditions, such as global warming, there may be increases in the frequency and severity of natural catastrophes and the losses that result from them. Further, it could impact the affordability and availability of homeowners insurance, which could have an impact on pricing. We monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. We believe that factors including increases in the value and geographic concentration of insured property, particularly along coastal regions, the increasing risk of extreme weather events reflecting changes in climate and ocean temperatures, and the effects of inflation may continue to increase the severity of claims from catastrophic events in the future.

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

In our proportional reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not expect to separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share contracts. Therefore, we are dependent on the original claims decisions made by our clients.

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

Typically, letters of credit are collateralized and trust agreements are funded with fixed-income securities or cash. Banks may be willing to accept our investment portfolio as collateral, but on terms that may be less favorable to us than reinsurance

Link to Table of Contents

companies that invest solely or predominantly in fixed-income securities. The inability to renew, maintain or obtain letters of credit collateralized by our investment portfolio or to fund trust agreements may significantly limit the amount of reinsurance we can write or require us to modify our investment strategy.

Our investment portfolio is used to provide collateral so that letters of credit and trust agreements can be issued. In the event of a decline in the market value of our investment portfolio that results in a collateral shortfall, we have the right, at our option, to reduce the outstanding obligations under the applicable letter of credit facility or trust agreement, to deposit additional collateral or to change the collateral composition in order to cure the shortfall. If the shortfall is not cured within the prescribed time period, an event of default will immediately occur. We will be prohibited from issuing additional letters of credit or enter into new trusts until any shortfall is cured.

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

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Underwriting Officer or General Counsel. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

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

Our reinsurance balances receivable at December 31, 2017 totaled $301.8 million, which included premiums and ceding commissions receivable, a majority of which are not collateralized. We cannot assure you that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

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

Link to Table of Contents

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
Non-compliance with laws, regulations and taxation regarding transactions with international counter-parties may adversely affect our business.

As we provide reinsurance on a worldwide basis, we are subject to an expanding legal, regulatory and tax environment intended to help detect and prevent anti-trust activity, money laundering, terrorist financing, fraud, tax avoidance and other illicit activity. These requirements include, among others,  regulations promulgated and administered by CIMA, the U.S. Department of the Treasury's Office of Foreign Assets Control, The Foreign Corrupt Practices Act of 1977, the Iran Freedom and Counter-Proliferation Act of 2012 and the Foreign Account Tax Compliance Act. These and other programs prohibit or restrict dealings with certain countries, their governments and, in certain circumstances, their nationals and may require detailed reporting to various administrative parties. Non-compliance with any of these regulations could have a material adverse effect on our ability to conduct our business.

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

We are presently licensed as a reinsurer only in the Cayman Islands and the European Economic Area. The suspension or revocation of our licenses to do business as a reinsurance company in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. The process of obtaining licenses is very time consuming and costly, and we may not be able to become licensed in another jurisdiction in the event we chose to. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

CIMA and CBI may take a number of actions, including suspending or revoking a reinsurance license whenever the regulatory body believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner

Link to Table of Contents

likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law or has otherwise behaved in such a manner so as to cause such regulatory body to call into question the licensee’s fitness.

Further, based on statutes, regulations and policies in their respective jurisdictions, CIMA and CBI may suspend or revoke our license if:

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$329.7 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the “Capital Requirements”). As of December 31, 2017, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities. Effective January 1, 2016, Solvency II introduced risk-based solvency requirements which GRIL is required to comply with, including calculating and maintaining a minimum capital requirement and solvency capital requirement. As of December 31, 2017, GRIL’s minimum capital requirement and solvency capital requirement was approximately $9.9 million and $39.4 million, respectively. As of December 31, 2017, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

The historical performance of DME Advisors and its affiliates should not be considered as indicative of the future results of our investment portfolio or of our future results or of any returns expected on our Class A ordinary shares.
The historical returns of the funds managed by DME Advisors and its affiliates are not directly linked to our Class A ordinary shares. Results for our investment portfolio could differ from results of the other funds managed by DME Advisors and its affiliates as a result of restrictions imposed by our investment guidelines and other factors. In addition, even if our investment portfolio generates investment income in a given period, our overall performance could be adversely affected by losses generated by our reinsurance operations. Poor performance of our investment portfolio will cause a decline in our revenue and will therefore have a negative effect on our financial performance.

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

Our advisory agreement with DME Advisors does not allow us to terminate the agreement in the event that DME Advisors loses any or all of its principals or key personnel. The advisory agreement expires on the date on which the venture agreement expires or terminates for any reason. The venture agreement requires that we utilize the advisory services of DME Advisors or its affiliates exclusively until December 31, 2019, subject to limited termination provisions. See “— The venture agreement and the advisory agreements have limited termination provisions.”

Link to Table of Contents

Our investment performance may suffer as a result of adverse financial market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

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

The risks associated with DME Advisors’ value-oriented investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of our investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investments could significantly and negatively affect our investment portfolio results.

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

Our investment guidelines provide that DME Advisors may commit up to 20% of Greenlight Re’s assets under management (10% for GRIL) to any one investment. In addition, GRIL’s investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL’s investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. Accordingly, from time to time we may hold a few, relatively large security positions in relation to our capital. As of December 31, 2017, we were invested in approximately 70 equity and debt securities and the largest five long and short positions comprised an aggregate of 47% and 25%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

Link to Table of Contents

If DME Advisor’s risk management systems are ineffective, we may be exposed to material unanticipated losses.
DME Advisors continually refines its risk management techniques, strategies and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including our investment portfolio, in all economic or market environments, or against all types of risk, including risks that it might fail to identify or anticipate. Any failures in DME Advisors’ risk management techniques and strategies to accurately quantify risk exposure could limit the risk-adjusted returns of our investment portfolio. In addition, any risk management failures could cause losses to be significantly greater than historical measures predict. DME Advisors’ approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in our investment portfolio.

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

DME Advisors effectuates short sales that subject us to unlimited loss potential.

DME Advisors enters into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. We may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, DME Advisors might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

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

Link to Table of Contents

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

As of December 31, 2017, representatives of DME Advisors (including Mr. Einhorn) sat on the board of Green Brick Partners Inc., whose securities are publicly traded and were included in our portfolio as of December 31, 2017.

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

The venture agreement and the advisory agreements have limited termination provisions.

The venture agreement and the advisory agreements have limited termination provisions which restrict our ability to manage our investment portfolio outside of DME Advisors. Because these agreements contains exclusivity and limited termination provisions, we are unable to use investment managers other than DME Advisors for so long as the agreements are in effect. The agreements’ current term ends on December 31, 2019 and will automatically renew for successive three-year terms unless at least 90 days prior to the end of the then current term, DME notifies us of its desire to terminate the agreements, or Greenlight Re or GRIL notifies DME of their desire to withdraw from the venture agreement. Greenlight Re or GRIL may also withdraw as participants under the venture agreement prior to the expiration of the venture agreement’s term at any time only “for cause”, which is defined as:

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

Greenlight Re may not withdraw or terminate the venture agreement on the basis of performance. If Greenlight Re becomes dissatisfied with the results of the investment performance of DME or DME Advisors, we will be unable to hire new investment managers until the venture agreement and the advisory agreement expires by its terms or is terminated for cause.

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

Regulatory authorities may, from time-to-time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, we may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions, including, if DME Advisors is required to enter into a borrowing arrangement in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and we are subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions.

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

Link to Table of Contents

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

Link to Table of Contents

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

Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of an entity. This may make it more difficult for shareholders to assess the value of any consideration they may receive in a merger or consolidation or to require that the offeror give a shareholder additional consideration if he believes the consideration offered is insufficient. Dissenting shareholders to a merger have the right to be paid the fair value of their shares (which, if not agreed between the parties, will be determined by the Cayman Islands court) if they follow the required procedures, subject to certain exceptions.

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

Link to Table of Contents

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

As of December 31, 2017, David Einhorn owned 16.7% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of its assets produce “passive income”, or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. As of January 1, 2018, the active conduct of an insurance business is defined as an insurance company which has applicable insurance liabilities, as reported on its annual financial statement, exceeding 25% of its total assets. Applicable insurance liabilities means, with respect to our property and casualty reinsurance business, reserves for loss and loss adjustment expenses, and excludes unearned premium reserves.

The exception for insurance companies is intended to ensure that a qualifying insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We intend to operate our business with financial reserves and applicable insurance liabilities at levels that should not cause us to be deemed PFICs, although we cannot assure you that we will be successful in structuring our operations to meet such levels nor can we ensure that the IRS will not successfully challenge our status. If we are unable to underwrite sufficient amount of risks and maintain a sufficient amount of applicable insurance liabilities, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

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

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power or value of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro-rata share of the CFC’s “subpart F income” and “global intangible low-tax income” in his or her gross income in the year earned by the CFC, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if during the taxable year United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares , will in most cases prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. We cannot assure you, however, that these rules will not apply to you if you are or become a United States 10% shareholder. In particular, recent changes to the definition of a United States 10% Shareholder, whereby both vote and value are tested, and recent changes to the constructive ownership rules, whereby shares owned by non-United States persons can be attributed to United States persons, may increase the likelihood of these rules applying. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

Link to Table of Contents

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

H.R. 1, the recently passed tax reform bill, is causing us to undertake changes to the manner in which we conduct our business and could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings.

On December 22, 2017, H.R. 1, commonly referred to as “the Tax Cuts and Jobs Act,” was signed into law. H.R. 1 provides a bright-line test that a non-U.S. insurance company only will receive the benefit, for passive foreign investment company purposes, of being engaged in the active conduct of an insurance business if its applicable insurance liabilities constitute more than 25% of its total assets. For this purpose, the term “applicable insurance liabilities” does not include unearned premium reserves. Among other things, this limitation could result in the treatment of offshore insurers or reinsurers that write business on a low frequency/high severity basis, such as property catastrophe companies and financial guaranty companies, as PFICs, as significant reserves for losses are not recorded until a catastrophic event actually occurs. Accordingly, subject to any future corrections or clarifications that may be made to H.R. 1, or any regulations that may be promulgated thereunder, the Company will be treated as a PFIC for any taxable year in which it does not meet the bright-line applicable insurance liabilities requirement of H.R. 1.

The Company intends not to be treated as a passive foreign investment company and is in the process of restructuring its activities to ensure that it meets this bright-line applicable insurance liabilities test. This restructuring may create new business risks. Additionally, there is still substantial uncertainty regarding the application of the test. The Company cannot guarantee that it will successfully restructure to meet the bright-line applicable insurance liabilities test. In the event that the Company cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on the Company’s undistributed earnings.

Further changes in United States tax regulations and laws could change our status for United States persons who own Class A ordinary shares

The IRS or Congress may issue additional regulations or legislations regarding the applicable insurance liabilities bright-line test of the PFIC rules.

Link to Table of Contents

We are monitoring developments with respect to both the new applicable insurance liabilities test and the IRS proposed regulations. At this time, we cannot predict whether or what, if any, additional regulations will be adopted or additional legislation will be enacted. If regulations are adopted or legislation enacted that cause us to fail to meet the requirements of the insurance company exception, or if we fail to meet the recently enacted applicable insurance liabilities test such failure could have a material adverse effect on the taxation of our shareholders who are U.S. persons. In that event we may undertake further changes to the manner in which we conduct our business, which also could have a material effect on our results of operations.

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

H.R. 1 may have a detrimental effect on the Company and its assets.

The regulatory and tax environment globally is evolving, and changes in the regulation or taxation of the Company and its assets may materially adversely shareholders. H.R. 1, among other things, makes significant changes to the rules applicable to the taxation of the Company and its assets, such as changing the rules applicable to active insurance income for passive foreign investment company purposes (discussed above), changing rules applicable to controlled foreign investment company purposes, new base erosion rules, changing the general corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and the migration from a worldwide system of taxation to a modified territorial system. At this time the ultimate outcome of the new legislation on the Company and its shareholders is uncertain and could be adverse. Shareholders should consult their own tax advisors regarding potential changes in tax laws.

If investments held by GRIL are determined not to be integral to the reinsurance business carried on by GRIL, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

Based on administrative practice, taxable income derived from investments made by GRIL is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the reinsurance business carried on by GRIL. GRIL intends to operate in such a manner so that the level of investments held by GRIL does not exceed the amount that is integral to the reinsurance businesses carried on by GRIL. If, however, investment income earned by GRIL exceeds these thresholds or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

The impact of the initiative of the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax neutral jurisdictions and preferential tax regimes in countries around the world. While the Cayman Islands is currently on the list of jurisdictions that have substantially implemented the internationally agreed tax standard, we are not able to predict if additional requirements will be imposed, and if so, whether changes arising from such additional requirements will subject us to additional taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under operating lease agreements which will expire on June 30, 2018, unless we renew the leases for an additional five year term. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031, but provides us an option to terminate the lease in 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

	2017		2016
	High	Low	High	Low
First Quarter	$24.10	$21.20	$22.13	$16.05
Second Quarter	$22.35	$19.70	$22.07	$18.79
Third Quarter	$23.15	$19.75	$21.86	$18.97
Fourth Quarter	$23.00	$19.90	$24.10	$19.25

Holders

As of January 31, 2018, the number of holders of record of our Class A ordinary shares was approximately 49, not including beneficial owners of shares registered in nominee or street name who represent approximately 97.1% of the Class A ordinary shares issued and outstanding.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot assure you that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2017,

Link to Table of Contents

Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our Class A ordinary shares for the five year period commencing December 31, 2012 through December 31, 2017 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2012 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On April 26, 2017, our Board of Directors amended the share repurchase plan to extend the duration of the repurchase plan to June 30, 2018 and reinstated the authorization for the Company to purchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of December 31, 2017, 1.9 million Class A ordinary shares remained authorized for repurchase under the share repurchase plan. The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2017, 136,312 Class

Link to Table of Contents

A ordinary shares were repurchased by the Company at an average price of $20.66 per share. No shares were repurchased by the Company during the fourth quarter of the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of income data for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013, as well as our selected historical consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

	Year ended December 31
	2017	2016	2015	2014	2013
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Income Data
Gross premiums written	$692,651	$536,072	$502,124	$324,023	$535,702
Net premiums earned	626,004	513,118	408,387	354,240	547,899
Net investment income (loss)	20,231	76,183	(281,924)	122,575	218,140
Loss and loss adjustment expenses incurred, net	502,404	380,815	317,097	234,986	338,493
Acquisition costs, net	161,740	134,534	116,207	107,665	171,872
General and administrative expenses	26,356	25,808	23,434	24,500	20,958
Net income (loss)	$(44,952)	$44,881	$(326,425)	$109,592	$225,699
Earnings (Loss) Per Share Data (1)
Basic	$(1.21)	$1.20	$(8.90)	$2.94	$6.13
Diluted	(1.21)	1.20	(8.90)	2.89	6.01
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,002,260	37,267,145	36,670,466	37,242,687	36,838,128
Diluted	37,002,260	37,340,018	36,670,466	37,874,387	37,585,167
Underwriting Income (Loss) and Selected Ratios
Underwriting income (loss) *	$(53,628)	$(18,814)	$(41,909)	$(4,908)	$22,311
Loss ratio (2)	80.3%	74.2%	77.6%	66.3%	61.8%
Acquisition cost ratio (3)	25.8%	26.2%	28.5%	30.4%	31.4%
Underwriting expense ratio (4)	2.5%	3.2%	4.2%	4.7%	2.8%
Combined ratio (5)	108.6%	103.6%	110.3%	101.4%	96.0%

Link to Table of Contents

	December 31
	2017	2016	2015	2014	2013
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$1,362,984	$1,022,537	$1,064,164	$1,430,978	$1,393,679
Cash and cash equivalents	27,285	39,858	112,162	12,030	3,722
Restricted cash and cash equivalents	1,503,813	1,202,651	1,236,589	1,296,914	1,334,074
Total assets	3,357,393	2,664,693	2,712,522	2,995,292	3,095,276
Securities sold, not yet purchased, at fair value	912,797	859,902	882,906	1,090,731	1,111,690
Due to prime brokers and other financial institutions	672,700	319,830	396,453	211,070	314,702
Loss and loss adjustment expense reserves ^	464,380	306,641	305,997	264,243	329,894
Unearned premium reserves	255,818	222,527	211,954	128,736	173,057
Total liabilities	2,505,967	1,773,006	1,863,749	1,801,251	2,008,972
Total equity	844,257	885,803	836,509	1,179,384	1,065,417
Adjusted book value* (6)	831,324	874,242	825,391	1,165,151	1,051,595
Diluted adjusted book value* (7)	$845,183	$876,362	$836,944	$1,184,779	$1,067,623
Ordinary shares outstanding
Basic	37,359,545	37,366,327	37,027,467	37,384,543	37,046,814
Diluted (8)	38,039,229	37,489,647	37,744,807	38,516,460	38,257,545
Per Share Data
Basic adjusted book value per share* (9)	$22.25	$23.40	$22.29	$31.17	$28.39
Fully diluted adjusted book value per share* (10)	22.22	23.38	22.17	30.76	27.91

(1)
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

(2)	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
(3)	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
(4)	The underwriting expense ratio is the ratio of underwriting related expenses to net premiums earned.
(5)	The combined ratio is the sum of the loss ratio, acquisition cost ratio and underwriting expense ratio.
(6)	Adjusted book value equals total equity minus non-controlling interest in joint venture.
(7)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.
(8)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options and restricted stock units issued and outstanding at year end.
(9)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.
(10)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.
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

Link to Table of Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and our wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”) and Verdant Holding Company, Ltd. (“Verdant”), unless the context dictates otherwise. References to our “Ordinary Shares” refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the years ended December 31, 2017, 2016 and 2015 and financial condition as of December 31, 2017 and 2016. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital.  Much of the global property and casualty reinsurance marketplace has experienced an extended period of rate pressure and reductions, and despite some positive rate movement during the January 1, 2018 renewals, this pressure continues along with increased focus on expenses at all points in the risk placement chain. Certain participants in the industry have attempted to mitigate rate pressure and rate reductions by increasing scale, but we believe that throughout the industry there is an ongoing focus on lowering internal expenses as a source of efficiency.
The industry sustained significant natural catastrophe losses in the third quarter of 2017, and in addition, suffered losses from the historically large California wildfires in the fourth quarter of 2017. We believe that losses from these events created short term capital impacts that were offset by capital injections, particularly in the property catastrophe market. As a result, any rate impact was limited although positive. This dynamic may improve if the industry experiences increasing loss estimates from these events or another capacity shock. These property catastrophe events also highlighted some of the weak pricing conditions in certain non-catastrophe lines of business, and although limited at this stage, terms and conditions did improve for renewals, particularly on loss-impacted contracts.
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships give us a competitive advantage and will allow us to participate in lines of business that fit within our strategy. Although there were some rate improvements in the market as mentioned above, we do not believe that the pressure to contain and reduce internal expenses will abate, particularly as various classes of business become increasingly commoditized in the future. In addition to our existing lines of business, we have begun to establish a footprint in additional classes of business that we believe will generate favorable returns on equity over the long term, including participation where we are not the lead underwriter.
We expect that technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries will have an increasingly significant effect on the markets in which we operate. In light of that expectation, we have established an internal effort to develop and implement product and service innovations, focusing specifically on these areas.
The composition of our reinsurance portfolio was in line with expectations for the full 2017 year. Our net premiums written during 2017 year increased by 20.9% from the same period in 2016. We will continue to monitor market conditions in

Link to Table of Contents

order to best position ourselves to participate where an appropriate risk reward profile exists. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio shape and performance.
Our investment portfolio had a net long exposure of 33.5% as of December 31, 2017. Our goal for 2018 is to protect capital in an uncertain environment and to find investment opportunities on both our long and short portfolios that we believe will generate adequate risk adjusted returns. Despite the recent U.S. Federal Reserve interest rate increases, we believe monetary policy remains accommodative globally. Additionally, there are many global economic, investment and political uncertainties and risks that may impact our business. The recent passage of the Tax Cuts and Jobs Act in the U.S. may have repercussions on corporate profitability, personal income and lower tax revenues, which we believe will affect economic growth and inflation. Given the uncertainties, for the foreseeable future we expect to maintain comparatively lower net equity exposures and to hold a significant position in gold and other macro positions.

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

Link to Table of Contents

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and loss adjustment expenses;
●	acquisition costs;
●	general and administrative expenses; and
●	investment-related expenses.

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

Acquisition costs primarily consist of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit fees, and federal excise taxes. We amortize deferred acquisition costs relating to successfully bound reinsurance contracts over the related contract term.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses and stock compensation expenses. General and administrative expenses also include professional fees, travel and entertainment, information technology, rent and other general operating expenses. General and administrative expenses reported on our consolidated statements of income include both underwriting expenses as well as corporate expenses. Underwriting expenses include those expenses directly related to underwriting activities which are not eligible to be capitalized, as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

Investment-related expenses primarily consist of interest expense on borrowings, dividend expense on short sales, management fees and performance compensation that we pay to our investment advisor. We net these expenses against investment income in our consolidated financial statements.

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which varies and has historically ranged from zero to six years. For restricted stock awards and restricted stock units, we calculate compensation cost using the grant date fair value of each award and expense the stock awards over their vesting period, which is typically three years for employees and one year for directors.

Critical Accounting Estimates

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors”, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of our significant accounting policies as well as recently issued accounting standards are included in Note 2 to the consolidated financial statements.

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

Link to Table of Contents

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

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, together with historical and industry data, are used to estimate what we believe will be the ultimate premium payable pursuant to each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us on a monthly or quarterly basis (depending on the terms of the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the amount of premiums that are written for stub periods that have not yet been reported to us by the client. For example, for December year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have finalized our audited consolidated financial statements. Typically, premium estimates are only used for unreported stub periods, which accounts for a small percentage of our reported premiums written. We believe that estimating premiums written for these stub periods is standard reinsurance industry practice.

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

We account for reinsurance contracts in accordance with U.S. GAAP. Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting and the premiums are reported as a deposit liability. Similarly, for ceded contracts that do not transfer sufficient risk, deposit accounting is used and the contract is reported as a deposit asset. Any gains or losses on deposit accounted contracts are calculated using the interest method and recorded in the consolidated statements of income as other income or expense.

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

The fair values of our investments in commodities are based on the commodity’s last reported price on the balance sheet date as reported by a recognized commodities exchange. Our investments in private and unlisted equity securities and limited partnerships are all carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor including the most recent net asset values obtained from the managers of those underlying investments. Investments in unlisted equity funds are valued based on unadjusted net asset values reported by the funds’ managers.

For securities classified as “trading securities” and “other investments”, any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income in the consolidated statements of income.

Financial contracts which include total return swaps, credit default swaps, options, futures, currency forwards and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income in the consolidated statements of income. Fair values on total return swaps are based on the underlying security’s fair value which is obtained from closing prices on a recognized exchange (for equity or commodity swaps), or from market maker or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes

Link to Table of Contents

taking into account credit spreads on identical contracts. Exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For over the counter (“OTC”) options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves.

We establish loss and loss adjustment expense reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported (“IBNR”). These estimated ultimate reserves are based on our actuarial estimates derived from reports received from ceding companies, industry data and historical experience. We review these estimates quarterly and adjust the reserves based on our estimates of the ultimate losses across our portfolio.

Since reserves are estimates, the final settlement of losses may vary from the reserves established. Because of the uncertainties that surround our estimates of loss and loss adjustment expense reserves, we cannot be certain that ultimate loss and loss adjustment expense payments will not exceed our estimates, or be less than our estimates. If our estimated reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified, which would cause a charge to our earnings and a reduction of our capital. Similarly, if our estimated reserves are excessive, we would decrease the loss reserves in the period in which the excess is identified.

Further, historical development of estimated reserves may not be representative of future loss development. This is due, among other things, to the fact that the ultimate loss incurred on any given year is subject to the development of both losses reported and IBNR prior to the financial statement date. Additionally, external factors can influence prior year loss development. Examples of such factors include, but are not limited to, jury decisions, legislative changes, changes in the medical conditions of claimants and social and economic conditions. For example, changes in specific tort law which may cause ultimate loss awards to increase or decrease could have a material effect on our loss reserve development. We are unable to accurately predict the magnitude or direction that such external factors may have on our estimated loss reserves.

Please refer to Note 7 of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year as required under U.S. GAAP. In addition, our historical development of estimated reserves by underwriting year for the last ten years is presented below under the section “Financial Condition”.

Bonus Accruals. Under the Company’s bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (“RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee’s target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between three to five years from the end of the fiscal year in which the business was underwritten. Any subsequent changes to the quantitative bonus are incorporated into the following open underwriting year. The Compensation Committee of our Board of Directors approves all quantitative bonuses prior to being paid. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. U.S. GAAP requires us to recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date and recognize the expense, adjusted for estimated forfeitures, over the vesting period. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and our expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to the assumed forfeiture levels, and if deemed necessary, true-up adjustments are recorded. For the year ended December 31, 2017, we have assumed a forfeiture rate of 6% (2016: 6% and 2015: 0%) for restricted stock awards and RSUs granted, in order to reflect the anticipated forfeitures and more accurately record the share-based compensation expense.

Link to Table of Contents

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

	December 31, 2017	December 31, 2016	December 31, 2015
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$844,257	$885,803	$836,508
Less: Non-controlling interest in joint venture	(12,933)	(11,561)	(11,117)
Numerator for basic adjusted book value per share	831,324	874,242	825,391
Add: Proceeds from in-the-money stock options issued and outstanding	13,859	2,120	11,553
Numerator for fully diluted adjusted book value per share	$845,183	$876,362	$836,944
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	37,359,545	37,366,327	37,027,467
Add: In-the-money stock options and RSUs issued and outstanding	679,684	123,320	717,340
Denominator for fully diluted adjusted book value per share	38,039,229	37,489,647	37,744,807
Basic adjusted book value per share	$22.25	$23.40	$22.29
Fully diluted adjusted book value per share	22.22	23.38	22.17

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. The measure includes underwriting expenses which are directly related to underwriting activities as well as an allocation of other general and administrative expenses. Net underwriting income (loss) is calculated as net premiums earned, less net loss and loss adjustment expenses incurred, less acquisition costs and less underwriting expenses. The measure excludes, on a recurring basis: (1) net investment income; (2) any foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) other income (expense) not related to underwriting, and (5) income taxes and income attributable to non-controlling interest. We exclude net investment income and foreign exchange gains or losses as we believe these are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate general and administrative expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them distorts the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

Link to Table of Contents

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Year ended December 31
	2017	2016	2015
	($ in thousands)
Income (loss) before income tax	$(44,825)	$47,209	$(333,688)
Add (subtract):
Investment (income) loss	(20,231)	(76,183)	281,924
Other (income) expense	210	935	3,413
Corporate expenses	11,218	9,225	8,782
Amortization of ILW (1)	—	—	(2,340)
Net underwriting income (loss)	$(53,628)	$(18,814)	$(41,909)

(1) For the year ended December 31, 2015, amortization of an ILW, treated as a weather derivative swap under U.S. GAAP, was also included in underwriting income (loss). There was no amortization of ILWs for the years ended December 31, 2017 and 2016.

Results of Operations

Years ended December 31, 2017, 2016 and 2015

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the year ended December 31, 2017, the fully diluted adjusted book value per share decreased by $1.16 per share, or 5.0%, to $22.22 per share from $23.38 per share at December 31, 2016. For the year ended December 31, 2017, the basic adjusted book value per share decreased by $1.15 per share, or 4.9%, to $22.25 per share from $23.40 per share at December 31, 2016.

For the year ended December 31, 2016, the fully diluted adjusted book value per share increased by $1.21 per share, or 5.5%, to $23.38 per share from $22.17 per share at December 31, 2015. For the year ended December 31, 2016, the basic adjusted book value per share increased by $1.11 per share, or 5.0%, to $23.40 per share from $22.29 per share at December 31, 2015.

For the year ended December 31, 2017, we reported a net loss of $45.0 million, compared to net income of $44.9 million reported for the year ended December 31, 2016. Our investment portfolio reported net income of $20.2 million, or a return of 1.5%, for the year ended December 31, 2017, compared to net investment income of $76.2 million, or a return of 7.2%, for the same period in 2016. The underwriting loss (including underwriting related general and administrative expenses) for the year ended December 31, 2017 was $53.6 million, compared to an underwriting loss of $18.8 million reported for the year ended December 31, 2016. The underwriting loss for the 2017 fiscal year included catastrophe losses from hurricanes Harvey, Irma and Maria, the Mexican earthquakes and California wildfires which accounted for $42.9 million of the underwriting loss (net of reinstatement premiums and commissions) for the 2017 fiscal year. In addition, prior year loss reserve development accounted for $31.5 million of the underwriting loss for the 2017 fiscal year. For the year ended December 31, 2017, our overall composite ratio (sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 106.1% compared to 100.4% for the year ended December 31, 2016. Catastrophe events and prior year loss reserve development contributed 6.9% and 5.0%, respectively, to the composite ratio for the year ended December 31, 2017. Total general and administrative expenses increased for the year ended December 31, 2017 to $26.4 million from $25.8 million for the year ended December 31, 2016, primarily due to non-recurring corporate expenses relating to consulting and professional fees.

For the year ended December 31, 2016, we reported net income of $44.9 million, compared to a net loss of $326.4 million reported for the year ended December 31, 2015. Our investment portfolio reported net income of $76.2 million, or a return of 7.2%, for the year ended December 31, 2016, compared to a net investment loss of $281.9 million, or a loss of 20.2%, for the same period in 2015. The underwriting loss (including underwriting related general and administrative expenses) for the year ended December 31, 2016 was $18.8 million, compared to an underwriting loss of $41.9 million reported for the year ended December 31, 2015. The underwriting loss for the 2016 fiscal year was primarily driven by $19.0 million loss from the novation of legacy construction defect liabilities. For the year ended December 31, 2016, our overall composite ratio (sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 100.4% compared to 106.1% for the year ended December 31, 2015. Total general and administrative expenses increased for the year ended December 31, 2016 to $25.8 million from $23.4 million for the year ended December 31, 2015, primarily as a result of higher personnel expenses including severance

Link to Table of Contents

costs and, to a lesser degree, higher information technology related expenses. The increase in general and administrative expenses was partially offset by a decrease in professional fees due to non-recurring professional fees incurred during the comparative year ended December 31, 2015.

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Frequency	$644,903	93.1%	$494,292	92.2%	$464,376	92.5%
Severity	47,748	6.9	41,780	7.8	37,748	7.5
Total	$692,651	100.0%	$536,072	100.0%	$502,124	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the composition of premiums written between frequency and severity business may vary from period to period depending on the specific market opportunities that we pursue.

Year ended December 31, 2017
For the year ended December 31, 2017, our gross premiums written increased by $156.6 million, or 29.2%, compared to the same period in 2016. For the year ended December 31, 2017, our frequency gross premiums written increased by $150.6 million, or 30.5%, compared to the same period in 2016. The notable changes in frequency gross premiums for the year ended December 31, 2017 were as follows:

Frequency Gross Premiums Written
Year ended December 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$94.2	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger contracts entered during 2017 and late 2016.

$22.3	Casualty -Workers’ Compensation	Increase primarily due to new contracts written during 2017.
$17.7	Specialty - Health
Increase was primarily due to growth in the volume of underlying policies on existing employer medical stop-loss contracts, and to a lesser extent, due to new employer medical stop-loss contracts entered during 2017.

$8.8	Casualty -Professional
The comparative period’s gross premiums written included reversal of premiums relating to a solicitors’ professional indemnity contract that was terminated in 2016. Excluding this contract, the professional line gross premiums written increased by $3.7 million primarily due to growth in the volume of underlying policies on an existing casualty contract.

$5.5	Casualty - General Liability	Increase was primarily due to growth in the volume of underlying policies on an existing multi-line casualty contract.
$(5.4)	Property - Personal
Decrease was primarily due to the prior year included in-force unearned premiums assumed on a new homeowners’ property contract entered into during December 2016. During 2017 the contract was commuted and as such there were no similar unearned premiums assumed.

Link to Table of Contents

For the year ended December 31, 2017, severity premiums written increased by $6.0 million, or 14.3%, compared to the same period in 2016. The notable changes in severity gross premiums for the year ended December 31, 2017 were as follows:

Severity Gross Premiums Written
Year ended December 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$9.3	Property
Increase was primarily due to new excess of loss catastrophe contracts written during the period as well as reinstatement premiums recorded during the period resulting from natural catastrophe losses on excess of loss and quota share catastrophe contracts.

$4.6	Specialty
Increase was primarily due to a new transactional liability contract bound during the fourth quarter of 2016, resulting in full year’s premiums being recorded during 2017. Increase was partially offset by a decrease in premiums resulting from the non-renewal of an excess of loss contract during 2017.

$(8.0)	Casualty	Decrease due to a general liability severity contract that expired during 2017 and was not renewed.

Year ended December 31, 2016
For the year ended December 31, 2016 our gross premiums written increased by $33.9 million, or 6.8%, compared to the same period in 2015. For the year ended December 31, 2016, our frequency gross premiums written increased by $29.9 million, or 6.4%, compared to the same period in 2015. The notable changes in frequency gross premiums for the year ended December 31, 2016 were as follows:

Frequency Gross Premiums Written
Year ended December 31, 2016
Increase (decrease) ($ in millions)	Line of business	Explanation
$28.3	Motor liability and motor physical damage	Increase primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.
$27.3	Specialty -Financial
Increase primarily due to in-force unearned premiums assumed at the inception of mortgage insurance contracts bound during 2016. There were no mortgage insurance contracts bound during the comparative period in 2015.

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

Link to Table of Contents

For the year ended December 31, 2016, severity premiums written increased by $4.0 million, or 10.7%, compared to the same period in 2015. The notable changes in severity gross premiums for the year ended December 31, 2016 were as follows:

Severity Gross Premiums Written
Year ended December 31, 2016
Increase (decrease) ($ in millions)	Line of business	Explanation
$3.7	Casualty
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

Premiums Ceded

For the years ended December 31, 2017, 2016 and 2015, retrocessional premiums ceded were $56.6 million, $10.0 million and $9.0 million, respectively. For the year ended December 31, 2017, the increase in ceded premiums compared to the same period in 2016 was primarily due to quota share retrocession contracts entered into during 2017 in order to cede a portion of our private passenger automobile exposure. In general, we seek to use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

For the year ended December 31, 2016, the increase in ceded premiums compared to the same period in 2015 was partially due to an excess of loss retrocession contract purchased during 2016 to reduce our exposure to catastrophe events.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Frequency	$590,203	92.8%	$485,777	92.3%	$455,375	92.3%
Severity	45,861	7.2	40,280	7.7	37,748	7.7
Total	$636,064	100.0%	$526,057	100.0%	$493,123	100.0%

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

Link to Table of Contents

Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Frequency	$580,495	92.7%	$473,702	92.3%	$380,565	93.2%
Severity	45,509	7.3	39,416	7.7	27,822	6.8
Total	$626,004	100.0%	$513,118	100.0%	$408,387	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums are earned in proportion to the remaining period of protection.

Year ended December 31, 2017

For the year ended December 31, 2017, the frequency net premiums earned increased by $106.8 million, or 22.5%, compared to the same period in 2016. The notable increases in frequency net premiums earned were as follows:

Frequency Premiums Earned
Year ended December 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$55.2	Motor liability and motor physical damage
Increase was primarily due to growth in the volume of underlying policies on existing private passenger motor contracts, and to a lesser extent, due to new private passenger motor contracts entered during 2017 and the second half of 2016. The increase is net of the ceded premiums related to private passenger motor contracts.

$16.4	Property - Personal
Increase was primarily attributable to the new homeowners’ property contract entered during the fourth quarter of 2016. The increase was partially offset by decreases relating to Florida homeowners’ property quota share contracts that were terminated during 2016.

$18.5	Casualty -Workers’ Compensation
Increase was primarily due to new workers’ compensation contracts entered during 2017 and the second half of 2016 and to a lesser extent, due to growth in the volume of underlying policies on existing contracts renewed during the year.

$7.3	Specialty -Financial
Increase was primarily due to a new financial lines quota share contract and mortgage insurance contract bound during the past twelve months. The increase was partially offset by a surety contract that was not renewed during 2017.

$7.5	Specialty - Health
Increase was primarily due to growth in the volume of underlying policies on existing employer medical stop-loss contracts, and to a lesser extent, due to new employer medical stop-loss contracts entered during 2017.

Link to Table of Contents

For the year ended December 31, 2017, the severity net premiums earned increased by $6.1 million, or 15.5%, compared to the same period in 2016 The notable increases and decreases in severity premiums earned were as follows:

Severity Premiums Earned
Year ended December 31, 2017
Increase (decrease) ($ in millions)	Line of business	Explanation
$7.4	Property	Increase was primarily due to reinstatement premiums recorded during the period resulting from natural catastrophe losses on excess of loss and quota share catastrophe contracts.
$2.5	Specialty
Increase was due to a new transactional liability contract bound during the fourth quarter of 2016. Increase was partially offset by a decrease in marine and other specialty lines relating to an excess of loss contract not renewed during 2017.

$(3.8)	Casualty
Decrease was primarily due to a severity general liability contract not renewed during the period. In addition, prior year casualty earned premiums were higher due to additional premiums triggered by a full limit loss on a casualty contract.

Year ended December 31, 2016
For the year ended December 31, 2016, the frequency premiums earned increased by $93.1 million, or 24.5%, compared to the same period in 2015. The notable increases and decreases in frequency premiums earned were as follows:

Frequency Premiums Earned
Year ended December 31, 2016
Increase (decrease) ($ in millions)	Line of business	Explanation
$55.7	Motor liability and motor physical damage	Increase primarily due to growth in the volume of underlying policies on existing private passenger motor contracts.
$8.9	Specialty -Financial
Increase primarily due to in-force unearned premiums assumed at the inception of mortgage insurance contracts bound during 2016. There were no mortgage insurance contracts bound during the comparative period in 2015.

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

$16.2	Other	Other insignificant increases related to commercial property, professional liability and specialty health lines.

Link to Table of Contents

For the year ended December 31, 2016, the severity net premiums earned increased by $11.6 million, or 41.7% compared to the same period in 2015. The notable increases and decreases in severity premiums earned were as follows:

Severity Premiums Earned
Year ended December 31, 2016
Increase (decrease) ($ in millions)	Line of business	Explanation
$5.3	Casualty	Increase related to a new quota share severity contract written during the second half of 2015 and renewed in 2016.
$4.3	Property	Increase due to premiums earned on existing severity quota share contracts written during 2015 and renewed in 2016.
$2.5	Property
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

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Frequency	$437,847	87.2%	$358,988	94.3%	$314,459	99.2%
Severity	64,557	12.8	21,827	5.7	2,638	0.8
Total	$502,404	100.0%	$380,815	100.0%	$317,097	100.0%

We establish reserves based on estimates of the ultimate cost of all losses, including losses incurred but not reported. These estimated ultimate reserves are based on actuarial reserving work performed on historical experience data received from ceding companies, industry data and, where applicable, other external data sources or reviews performed. We review these estimates on a quarterly basis and adjust them as we deem appropriate to reflect our most up-to-date view.

Year ended December 31, 2017

For the year ended December 31, 2017, the total net losses incurred on frequency contracts increased by $78.9 million, or 22.0%, compared to the same period in 2016. The losses incurred on frequency contracts for the year ended December 31, 2017 included $8.5 million of catastrophe losses incurred on quota share contracts due to hurricanes Harvey, Irma and Maria and the Mexican earthquakes. Some of our frequency contracts have limited exposure to losses from natural catastrophe events. In addition, the increase in losses incurred on frequency contracts was partially related to adverse loss development of $30.1 million on prior year frequency contracts as well as an increase in premiums earned during the year ended December 31, 2017. During the latter half of 2017 we strengthened reserves across numerous lines of business, including but not limited to: professional liability, medical stop loss, multi-line casualty, and multi-line specialty. The strengthening of reserves in these classes was driven by our view of the industry wide loss ratio performance of these segments and by additional reporting from clients.

For the year ended December 31, 2017, the losses incurred on severity contracts increased by $42.7 million, or 195.8%, compared to the same period in 2016. The increase in severity losses incurred was primarily due to $41.9 million of catastrophe losses incurred during 2017 relating to hurricanes Harvey, Irma and Maria, the Mexican earthquakes and California wildfires, compared to $4.4 million of catastrophe loss incurred during the comparative period in 2016 relating to Canadian wildfires and

Link to Table of Contents

Hurricane Matthew. In addition, the current year losses incurred included an increase of $6.1 million in reserves due to adverse loss development on prior year multi-line severity contracts.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development in our portfolio. The below table summarizes the loss ratios for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31
	2017	2016	2015
Frequency	75.4%	75.8%	82.6%
Severity	141.9%	55.4%	9.5%
Total	80.3%	74.2%	77.6%

We expect our severity loss ratio to vary, sometimes significantly, based on catastrophe events and changes in the mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The noteworthy changes in frequency and severity loss ratios for the year ended December 31, 2017 were primarily due to the following:

Notable Frequency Loss Ratio Changes
Year ended December 31, 2017
Explanation
●
Losses from natural catastrophe events including hurricanes Harvey, Irma and Maria and the Mexican earthquakes contributed 1.5 loss ratio points to the frequency loss ratio for the year ended December 31, 2017. Excluding the losses relating to these events, the frequency loss ratio was 73.9%.

●
The 2017 loss ratio included adverse loss development on a surety contract arising from two large claims, as well as adverse loss development on select employers’ medical stop-loss contracts and professional liability contracts, including solicitors’ indemnity contracts.

●
During the latter half of 2017 we strengthened reserves across numerous lines of business, including but not limited to: professional liability, medical stop loss, multi-line casualty, and multi-line specialty. The reserve strengthening was driven by our view of industry wide loss ratio performance of these segments and by additional reporting from clients.

●	The frequency loss ratio for the comparative period in 2016 included $19.0 million of losses relating to a loss portfolio transfer of construction defect liabilities.

Notable Severity Loss Ratio Changes
Year ended December 31, 2017
Explanation
●
Losses from natural catastrophe events including hurricanes Harvey, Irma and Maria, the Mexican earthquakes and California wildfires contributed 92.1 loss ratio points to the severity loss ratio for the year ended December 31, 2017. Excluding the losses relating to these events, the severity loss ratio was 49.8%.

●	Adverse loss development on a prior year multi-line whole account quota share contract.
●
The severity loss ratio for the comparative period in 2016 included a large loss on an excess of loss contract relating to the U.S. sub-prime crisis, as well as losses from Canadian wildfires and Hurricane Matthew.

Year ended December 31, 2016
For the year ended December 31, 2016, the total net losses incurred on frequency contracts increased by $44.5 million, or 14.2%, compared to the same period in 2015. The losses incurred for 2016 include $19.0 million relating to legacy construction defect liabilities that were novated during 2016. By comparison, the losses incurred for 2015 included $51.6 million of losses related to these legacy construction defect liabilities. Effective June 30, 2016, we entered into a retrospective reinsurance agreement to transfer $52.5 million of construction defect liabilities to a third party for a consideration of $71.5 million. Effective September 30, 2016, the loss portfolio transfer was commuted and the contracts containing the construction defect liabilities were novated to a third party reinsurer for no further consideration.

The remainder of the increase in incurred losses on frequency contracts related primarily to the higher earned premiums recorded for the year ended December 31, 2016, compared to the same period in 2015.

Link to Table of Contents

For the year ended December 31, 2016, the losses incurred on severity contracts increased by $19.2 million, or 727.4%, compared to the same period in 2015. The severity losses incurred included $4.4 million of loss reserves relating to the 2016 Canadian wildfires and Hurricane Matthew. These loss reserves were estimated based on information received from cedents and are subject to change in future periods. In addition, the severity losses for the year ended December 31, 2016 included $4.5 million of losses paid on an excess of loss contract relating to the U.S. sub-prime crisis. The economic loss on this contract was partially offset by $1.4 million of additional premiums received under the terms of the contract which was recorded as earned premium during the period. Additionally. the losses incurred for the comparative year ended December 31, 2015 included the reversal of $5.1 million of loss reserves relating to favorable loss development on an excess of loss contract.

The changes in frequency and severity loss ratios for the year ended December 31, 2016 were primarily due to the following:

Notable Frequency Loss Ratio Changes
December 31, 2016
Explanation
●
A decrease in the loss ratio as a result of lower adverse loss development on legacy construction defect liabilities. Excluding the construction defect contracts, the overall loss ratios for our frequency business for the years ended December 31, 2016 and 2015, were 71.5% and 69.1%, respectively.

●
An increase in the loss ratio due to adverse loss development on Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of assignment of benefits by public adjusters and attorneys in Florida.

●	An increase in the loss ratio relating to a private passenger motor contract that experienced an increase in loss adjustment expenses on claims.
●
A decrease in the loss ratio due to a higher proportion of professional liability premiums earned during 2016 from casualty contracts which have a lower loss ratio than other professional liability contracts such as solicitors’ indemnity.

●	The comparative 2015 loss ratio included favorable loss development on employers’ medical stop-loss contracts. The 2016 loss ratio had no similar favorable loss development on these contracts.

Notable Severity Loss Ratio Changes
December 31, 2016
Explanation
●	An increase in the loss ratio due to $4.4 million of reserves relating to 2016 natural catastrophe events - Canadian wildfires and Hurricane Matthew.
●	An increase in the loss ratio due to a prior year excess of loss contract that reported a full limit loss arising from the U.S. sub-prime crisis.
●
An increase in the loss ratio because the comparative year ended December 31, 2015 included the release of $5.1 million of loss reserves relating to favorable loss development on an excess of loss contract.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Year ended December 31
		2017			2016			2015
	Gross	Ceded	Net	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$379,527	$(5,046)	$374,481	$374,270	$(1,600)	$372,670	$274,713	$(9,851)	$264,862
Change in loss and loss adjustment expense reserves	154,674	(26,751)	127,923	7,484	661	8,145	44,080	8,155	52,235
Total	$534,201	$(31,797)	$502,404	$381,754	$(939)	$380,815	$318,793	$(1,696)	$317,097

Link to Table of Contents

For the year ended December 31, 2017, the change in loss reserves included losses relating to catastrophe events during 2017. In addition, for the year ended December 31, 2017, our net loss reserves on prior period contracts increased by $36.2 million primarily related to adverse loss development across a number of contracts. After adjustments for sliding scale ceding commissions, profit commissions and additional premiums, the impact on net underwriting income for the year ended December 31, 2017 was $31.5 million.
For the year ended December 31, 2016, the change in loss reserves included losses novated relating to construction defect liabilities. For the year ended December 31, 2016, our net loss reserves on prior period contracts increased by $35.5 million primarily related to adverse loss development across a number of contracts. After adjustments for sliding scale ceding commissions, profit commissions and additional premiums, the impact on net underwriting income for the year ended was $28.8 million.
For further details on prior period loss developments, please refer to Note 7 “Loss and loss adjustment expense reserves” of the consolidated financial statements.

Acquisition Costs, Net

Acquisition costs represent the amortization of commission and brokerage expenses incurred on contracts written as well as profit commissions and other underwriting expenses which are expensed when incurred. Deferred acquisition costs are limited to the amount of commission and brokerage expenses that are expected to be recovered from future earned premiums and anticipated investment income. Details of acquisition costs are provided in the following table.

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Frequency	$157,284	97.2%	$125,388	93.2%	$106,411	91.6%
Severity	4,456	2.8	9,146	6.8	9,796	8.4
Total	$161,740	100.0%	$134,534	100.0%	$116,207	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) are generally higher for our frequency business than for our severity business, but fluctuate based on the mix of business. The acquisition cost ratios for the years ended December 31, 2017, 2016 and 2015, were as follows:

	Year ended December 31
	2017	2016	2015
Frequency	27.1%	26.5%	28.0%
Severity	9.8%	23.2%	35.2%
Total	25.8%	26.2%	28.5%

Year ended December 31 2017
The changes in the frequency and severity acquisition cost ratios for the year ended December 31, 2017, compared to the same period in 2016, were primarily due to the following:

Notable Frequency Acquisition Cost Ratio Changes
Year ended December 31, 2017
Line of business	Explanation
Financial
An increase in the acquisition cost ratio as a result of ceding commission rates on mortgage insurance business being higher than for other financial contracts in force during the comparative 2016 period.

Motor	An increase in the acquisition cost ratio due to higher ceding commission rates on recent private passenger motor contracts.
Casualty	An increase in the acquisition cost ratio due to higher ceding commission rates on casualty contracts renewed during 2017.
Property - Personal	A decrease in the acquisition cost ratio due to lower ceding commission rates on recent homeowners’ insurance contracts, compared to the Florida homeowners’ contracts that were terminated during 2016.

Link to Table of Contents

Notable Severity Acquisition Cost Ratio Changes
Year ended December 31, 2017
Line of business	Explanation
Multi-line
The profit commission on a multi-line contract was reversed due to an increase in losses incurred during the year. The reversal of profit commission resulted in a lower severity acquisition cost ratio for the year ended December 31, 2017.

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
Professional
An increase in the acquisition cost ratio due to a shift in the business mix of professional liability line from predominantly solicitors’ indemnity contracts with lower acquisition cost ratios to casualty professional liability contracts, which have higher acquisition cost ratios.

Other
A decrease in the acquisition cost ratio due to a change in the mix of business written. The Florida homeowners’ contracts terminated during 2016 had a relatively high acquisition cost ratio compared to the motor business that was written, which represented a higher proportion of the earned premiums in total.

Notable Severity Acquisition Cost Ratio Changes
December 31, 2016
Line of business	Explanation
Property - Commercial
A decrease in the acquisition cost ratio due to the 2015 comparative ratio being unusually high due to profit commission of $3.4 million recorded on an excess of loss contract. The profit commission was triggered by the elimination of loss reserves on this contract based on updated information received from the insurer.

General and Administrative Expenses

Our total general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, were $26.4 million, $25.8 million, and $23.4 million, respectively. General and administrative expenses for the years ended December 31, 2017, 2016 and 2015 included $4.9 million, $4.0 million and $4.3 million, respectively, for the expensing of the fair value of stock options, RSUs and restricted stock granted to employees and directors, net of forfeitures.

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2017	2016	2015
	($ in thousands)
Underwriting expenses	$15,138	$16,583	$14,652
Corporate expenses	11,218	9,225	8,782
General and administrative expenses	$26,356	$25,808	$23,434

Underwriting expenses include those expenses directly related to underwriting activities which are not eligible to be capitalized, as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

Link to Table of Contents

For the year ended December 31, 2017, underwriting expenses decreased primarily due to the reversal of bonus accruals driven by the deterioration of results for prior underwriting years. The increase in corporate expenses for the year ended December 31, 2017, compared to the same period in 2016, was mainly due to non-recurring consulting and professional fees.

For the year ended December 31, 2016, underwriting expenses increased primarily due to higher personnel expenses and to a lesser degree higher information and technology related expenses. The increase in corporate expenses for the year ended December 31, 2016, compared to the same period in 2015, was mainly due to severance costs accrued during 2016, partially offset by a decrease in professional fees incurred during 2015.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Year ended December 31
	2017	2016	2015
	($ in thousands)
Realized gains (losses)	$87,618	$(113,836)	$22,227
Change in unrealized gains and losses	(41,444)	209,993	(265,401)
Investment related foreign exchange gains (losses)	(7,653)	2,988	(3,725)
Interest and dividend income, net of withholding taxes	25,510	23,915	15,313
Interest, dividend and other expenses	(23,937)	(22,334)	(31,092)
Investment advisor compensation	(19,863)	(24,543)	(19,246)
Net investment income (loss)	$20,231	$76,183	$(281,924)

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income (loss) may vary depending on cash flows into and out of the investment account.

For the year ended December 31, 2017, investment income, net of fees and expenses, resulted in a gain of 1.5% on our investments managed by DME Advisors, compared to a gain of 7.2% and a loss of (20.2)% for the years ended December 31, 2016 and 2015, respectively. The investment gain for the year ended December 31, 2017 was primarily driven by our long portfolio, which reported an investment gain of 19.5%. The short portfolio reported a loss of 15.1% for the year ended December 31, 2017. Additionally, macro positions reported a loss of 1.0% relating to losses from currency and oil derivatives, partially offset by gains in gold.

The most significant contributors to the investment gains for the year ended December 31, 2017 were long positions in AerCap (AER), Apple (AAPL), Chemours (CC), General Motors (GM), Uniper (Germany: UN01) and gold. The most significant detractors for the year ended December 31, 2017 were short positions in Caterpillar (CAT), Netflix (NFLX), Tesla (TSLA) and a group of perceived overpriced momentum driven positions which we refer to, collectively, as the “bubble basket” and long position in Rite Aid (RAD).

For the year ended December 31, 2016, the investment gains were primarily driven by long positions in CONSOL Energy (CNX), Chemours (CC), Time Warner (TWX), General Motors (GM), Michael Kors (KORS) and Apple (AAPL), and short positions in Athenahealth (ATHN) and the bubble basket. The most significant detractors for the year ended December 31, 2016 were short positions in certain oil fracking companies, as well as Amazon (AMZN), Caterpillar (CAT) and Martin Marietta Materials (MLM).

For the year ended December 31, 2017, included in “investment advisor compensation” was $17.8 million (2016: $16.3 million, 2015: $19.2 million) relating to management fees paid to DME Advisors. For the year ended December 31, 2017, $2.1 million of performance compensation was recorded on investment returns for this period (2016: $8.2 million, 2015: $0.0 million). Due to the investment loss for the year ended December 31, 2015, based on the advisory agreement, the performance compensation for subsequent years is reduced to 10% of investment income until all the investment losses have been recouped and an additional amount equal to 150% of the investment loss is earned. As of December 31, 2017, the reduced performance allocation of 10% would be applied to $588.5 million of future net investment income before reverting to 20%.

Link to Table of Contents

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

For the years ended December 31, 2017, 2016 and 2015, the gross investment returns on our investment portfolio managed by DME Advisors (excluding investment performance compensation) were 1.7%, 7.8% and (20.2)%, respectively, and were comprised of the following:

	Year ended December 31
	2017	2016	2015
Long portfolio gains (losses)	19.5%	18.7%	(17.2)%
Short portfolio gains (losses)	(15.1)%	(11.2)%	0.4%
Macro gains (losses)	(1.0)%	2.0%	(1.9)%
Other income and expenses [1]	(1.7)%	(1.7)%	(1.5)%
Gross investment return	1.7%	7.8%	(20.2)%
Net investment return	1.5%	7.2%	(20.2)%
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

Verdant is incorporated in Delaware and, therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s future taxable income is expected to be taxed at a rate of 21% (2016: 35%).

As of December 31, 2017, a deferred tax asset of $1.7 million (2016: $1.3 million) was included in other assets on the consolidated balance sheets. The increase in deferred tax asset during the year ended December 31, 2017, primarily resulted from GRIL’s operating losses for the 2017 year. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

Link to Table of Contents

The following table provides the ratios:

	Year ended December 31
		2017			2016			2015
	Frequency	Severity	Total	Frequency	Severity	Total	Frequency	Severity	Total

Loss ratio	75.4%	141.9%	80.3%	75.8%	55.4%	74.2%	82.6%	9.5%	77.6%
Acquisition cost ratio	27.1	9.8	25.8	26.5	23.2	26.2	28.0	35.2	28.5
Composite ratio	102.5%	151.7%	106.1%	102.3%	78.6%	100.4%	110.6%	44.7%	106.1%
Underwriting expense ratio			2.5			3.2			4.2
Combined ratio			108.6%			103.6%			110.3%

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

The underwriting expense ratio includes those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities.

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

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers and Other Financial Institutions

Our long investments and financial contracts receivable reported in the consolidated balance sheets as of December 31, 2017, were $1,375.9 million, compared to $1,098.9 million as of December 31, 2016, an increase of $277.0 million, or 25.2%. The significant changes in our long investments and financial contracts receivable were as follows:

Increase (decrease) ($ in millions)		Explanation
$359.7	Equities - Listed	Increase primarily due to the acquisition of equity securities as well as an increase in fair values.
$(15.8)	Commodities - Gold	Decrease primarily due to the reduction of physical gold holdings.
$(15.3)	Corporate debt	Decrease due to the disposal of certain corporate debt instruments.
$(63.5)	Financial contracts receivable	Decrease in derivative assets partially due to the decrease in fair value of total return swaps and decrease in the volume of call and put options during the period.

Link to Table of Contents

As of December 31, 2017, our exposure to long investments increased to 100.7%, compared to 99.5% as of December 31, 2016. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

Financial contracts payable as of December 31, 2017 increased by $20.0 million, or 893.4%, compared to December 31, 2016, primarily due to acquisition of total return equity swap contracts during the period that were in a payable position as of December 31, 2017.

From time to time, we incur indebtedness to our prime brokers and custodians to implement our investment strategy in accordance with our investment guidelines. Under term margin agreements and revolving credit agreements we pledge certain investment securities to borrow cash from prime brokers and custodians in order to provide collateral for trust accounts and for our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the consolidated balance sheet. As of December 31, 2017, we had borrowed $672.7 million (2016: $319.8 million) from our prime brokers and custodians for investing activities (including short positions) and to provide collateral for trust accounts and letters of credit. The increase in the amount borrowed from prime brokers and custodians was partially a result of the higher level of margin borrowing required for the current composition of the investment portfolio as of December 31, 2017 and partially a result of the increase in collateral provided to our cedents in the form of trusts and letters of credit to support the increase to our loss reserves.

In accordance with Greenlight Re’s investment guidelines, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time, and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. As of December 31, 2017, 91.5% (2016: 88.3%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 7.1% (2016: 10.7%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.3% (2016: 0.7%) was comprised of securities valued based on non-observable inputs (Level 3). As of December 31, 2017, 1.06% (2016: 0.3%) of our investment portfolio was comprised of unlisted equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the consolidated financial statements for details of transfers into and out of Level 3 during the year ended December 31, 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of December 31, 2017, $129.8 million (2016: $140.1 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $129.0 million (2016: $137.6 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.9 million (2016: $2.4 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of December 31, 2017, our securities sold, not yet purchased were $912.8 million, compared to $859.9 million at December 31, 2016. Our short exposure was 67.2% as of December 31, 2017, compared to 72.9% at December 31, 2016. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments.

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

Link to Table of Contents

•	Press releases and earnings guidance issued by the issuer;

•	A merger or acquisition of the issuer at a price in excess of the current share price;

•	The shares of the issuer becoming difficult to borrow; or

•	A short squeeze.

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of December 31, 2017, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of December 31, 2017, restricted cash included $912.8 million relating to collateral for securities sold, not yet purchased, compared to $859.9 million as of December 31, 2016.

Overall, our restricted cash increased by $301.2 million, or 25.0%, from $1,202.7 million to $1,503.8 million, partially due to the increase in short securities which increased by $52.9 million and an increase in swap counterparty collateral which increased by $17.3 million. The increase in restricted cash was primarily due to an increase of $231.0 million in collateral for trusts and letters of credit as of December 31, 2017.

Reinsurance Balances Receivable; Reinsurance Balance Payable; Deferred Acquisition Costs, Net

At December 31, 2017, reinsurance balances receivable were $301.8 million, compared to $219.1 million as of December 31, 2016, an increase of $82.6 million, or 37.7%. The increase in reinsurance balances receivable was primarily attributable to an increase in premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. The reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at December 31, 2017. To a lesser extent the increase in reinsurance balances receivable related to deposit assets on a retroceded contract that was deposit accounted.

At December 31, 2017, reinsurance balances payable were $144.1 million, compared to $41.4 million as of December 31, 2016, an increase of $102.6 million, or 247.8%. The increase in reinsurance balances payable was primarily attributable to premiums payable on new retroceded contracts and to a lesser extent, to deposit liabilities on a new contract that was deposit accounted.

At December 31, 2017, the change in deferred acquisition costs (net of retrocession) compared to December 31, 2016 was insignificant. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. As of December 31, 2017, we believe that the deferred acquisition costs were fully recoverable and no premium deficiency loss was recorded.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable;

Reserves for loss and loss adjustment expenses were comprised of the following:

	December 31, 2017			December 31, 2016
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Frequency	$119,239	$245,382	$364,621	$81,676	$183,134	$264,810
Severity	58,849	40,910	99,759	17,139	24,692	41,831
Total	$178,088	$286,292	$464,380	$98,815	$207,826	$306,641

During the year ended December 31, 2017, the frequency loss reserves increased by $99.8 million, or 37.7%, to $364.6 million from $264.8 million as of December 31, 2016. The increases in both case reserves and IBNR were primarily related to the increase in premiums earned during the period on active frequency contracts, and to a lesser extent, related to prior year development on loss reserves.

During the year ended December 31, 2017, the severity loss reserves increased by $57.9 million, or 138.5%, primarily relating to case reserves on catastrophe contracts. Approximately $45.9 million of severity case reserves related to loss reserves

Link to Table of Contents

relating to hurricanes Harvey, Irma and Maria, the Mexican earthquakes and the California wildfires. These gross case reserves are before netting loss reserves recoverable of $15.0 million under our retroceded catastrophe excess of loss contracts.

During the year ended December 31, 2017, the loss and loss adjustment expenses recoverable increased by $26.8 million to $29.5 million. The increase was partially as a result of retroceded quota share agreements relating to private passenger automobile entered into during 2017, and partially relating to recovery of catastrophe losses from the retroceded catastrophe excess of loss contracts.

See Note 7 of the accompanying consolidated financial statements for reconciliation of claims reserves, loss development tables by accident year and for an explanation of significant prior period loss developments.

For most of our contracts written as of December 31, 2017, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our severity business, and to a lesser extent our frequency business, include certain contracts that contain or may contain natural peril loss exposure. As of January 1, 2018, our net annual aggregate loss exposure to any series of natural peril events was $232.2 million. The estimate of our net annual loss exposure:

•	includes property, marine and energy, motor and catastrophe workers’ compensation exposures, but not other casualty exposures;

•	is net of any retrocession (including ILWs);

•	is net of any estimated reinstatement and additional premiums;

•	is net of existing estimated losses which reduce the limit of liability;

•	is based on expected premium where limits of liability are expressed as a percentage of premium;

•	uses the maximum single underwriting year exposure for renewed risks-attaching contracts; and

•	does not include transactional costs such as brokerage, collateral costs and federal excise tax.

We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event and net annual aggregate loss exposure information for the peak zones of our natural peril coverage as of January 1, 2018:

	January 1, 2018
Zone	Single Event Loss	Net Annual Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$168,849	$232,232
Europe	110,856	130,226
Japan	110,856	130,226
Rest of the world	110,856	130,226
Maximum Aggregate	168,849	232,232

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

PMLs are estimates and as a result, we cannot provide any assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML. The PML estimate includes all significant exposure from our reinsurance operations. This includes coverage for property, marine and energy, motor and catastrophe workers’ compensation.

Link to Table of Contents

As of January 1, 2018, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $94.5 million and $115.4 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2018:

	January 1, 2018
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$88,831	$107,992
Europe	38,109	49,969
Japan	9,787	11,462
Rest of the world	8,561	10,732
Maximum	94,493	115,441
Total Equity

Total equity reported on the consolidated balance sheet, which includes non-controlling interest, decreased by $41.5 million to $844.3 million as of December 31, 2017, compared to $885.8 million as of December 31, 2016. Retained earnings decreased primarily due to net loss of $45.0 million reported for the year ended December 31, 2017. The non-controlling interest increased by $1.4 million during the year ended December 31, 2017. See Note 13 for additional information regarding non-controlling interests in related party joint venture. The increase in additional paid-in capital for the year ended December 31, 2017 of $3.0 million was primarily related to share-based compensation for the year ended December 31, 2017.

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

As of December 31, 2017, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Link to Table of Contents

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of December 31, 2017, approximately 94% (December 31, 2016: 94%) of our long investments were comprised of publicly-traded equity securities and other holdings which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our consolidated statements of income for each reporting period.

For the years ended December 31, 2017, 2016 and 2015, the net cash provided by (used in) operating activities was $94.4 million, $(35.8) million and $(57.4) million, respectively. Included in the net cash provided by (used in) operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $18.3 million, $23.0 million and $35.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the investment related expenses from the net cash used in operating activities, the net cash primarily provided by (used by) our underwriting activities was $112.7 million, $(12.8) million and $(22.4) million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the increase in cash from underwriting activities was primarily due to the increase in premiums written and collected during the period. Correspondingly, there was an increase in loss and loss adjustment expense reserves which will be paid in the future. During the comparative year ended December 31, 2016, we had paid $67.0 million to a third party relating to the construction defect liabilities loss portfolio transfer. For the year ended December 31, 2016, other than the loss portfolio transfer, we had generated cash from our underwriting activities of $54.2 million. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the year ended December 31, 2017, our investing activities used cash of $106.5 million (2016: used cash of $30.4 million, 2015: provided cash of $177.7 million), driven primarily by an increase in restricted cash and cash equivalents compared to the same period in 2016. Cash used for, or provided by, investing activities is net of any contributions into or (withdrawals from) the joint venture by DME ($2.1 million for 2017, $7.8 million for 2016 and $0.0 million for 2015).

We used $2.8 million in financing activities relating to the repurchase of Class A ordinary shares during the year ended December 31, 2017 (2016: nil and 2015: $17.7 million).

As of December 31, 2017, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of December 31, 2017, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2017, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Link to Table of Contents

Letters of Credit and Trust Arrangements

As of December 31, 2017, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2017, we had three letter of credit facilities available with an aggregate capacity of $600.0 million (2016: $600.0 million) with various financial institutions. On September 26, 2017, we provided a notice of cancellation to JP Morgan Chase Bank N.A. to terminate the letter of credit facility of $100.0 million when the facility expires on January 27, 2018. See Note 14 of the accompanying consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of December 31, 2017, the aggregate amount of collateral provided to cedents under such arrangements was $566.4 million (2016: $341.7 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $578.3 million as of December 31, 2017 (2016: $397.2 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2017.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the year ended December 31, 2017.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan which was renewed by the Board of Directors on April 26, 2017, expires on June 30, 2018 unless renewed by the Board of Directors. As of December 31, 2017, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2017, 136,312 Class A ordinary shares were repurchased by the Company at an average price of $20.66 per share.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1,500,000 shares from 3,500,000 million to 5,000,000. As of December 31, 2017, there were 1,271,154 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Link to Table of Contents

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2017 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$388	$310	$58	$—	$756
Private equity and limited partnerships (2)	6,522	—	—	—	6,522
Loss and loss adjustment expense reserves (3)	236,372	126,479	44,000	57,529	464,380
Revolving credit agreement	25,528	—	—	—	25,528
	$268,810	$126,789	$44,058	$57,529	$497,186
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of December 31, 2017, we had made total commitments of $25.3 million in private investments of which we had invested $18.8 million, and our remaining commitments to these investments total $6.5 million. Given the nature of the private equity investments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

As of December 31, 2017, $912.8 million of securities sold, not yet purchased, were secured by $912.8 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract and as such their due dates cannot be estimated.

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

The Company has entered into a secured revolving credit facility to provide funding for its investment activities (see Note 14 for further details on the revolving credit facility). The Company has the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $25.0 million as of December 31, 2017. The credit facility matures on November 8, 2018 and can be extended for one year by the Company upon providing 120 days’ notice to the lender. The repayment of the borrowed amount including estimated interest expense has been included in the above table based on the assumption that the credit facility expires and is not renewed.

The Company and its reinsurance subsidiaries are parties to a joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). The term of each of the current venture agreement and the advisory agreement is January 1, 2017 through December 31, 2019, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year

Link to Table of Contents

subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2017, performance allocation of $2.1 million and management fees of $17.8 million were included in net investment income.

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

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses, as well as asset values in our investment portfolio. The anticipated effects of inflation on our claim costs are considered in our pricing and reserving models. However, the actual effect of potential increases in claim costs due to inflation cannot be accurately known until claims are ultimately settled, and may differ significantly from our estimate. In addition, the onset, duration and severity of an inflationary period cannot be predicted or estimated with precision.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of December 31, 2017, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of December 31, 2017, a 10% decline in the price of each of these listed equity securities and equity-based derivative instruments would result in a $40.4 million, or 3.1%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of December 31, 2017, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in the price of gold. Additionally, as of December 31, 2017, our investment portfolio included derivative instruments with underlying exposure to changes in the price of oil and natural gas.

Link to Table of Contents

The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of December 31, 2017. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$12,738	1.0%	$(12,738)	(1.0)%
Natural Gas	2,644	0.2	(2,644)	(0.2)
Oil	1,998	0.2	(1,998)	(0.2)
Total	$17,380	1.4%	$(17,380)	(1.4)%
We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of December 31, 2017, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £5.6 million. As of December 31, 2017, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.8 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.8 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency options and cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2017, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of December 31, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Australian Dollar	$349	—%	$(349)	—%
Euro	(5,393)	(0.4)	5,393	0.4
Japanese Yen	2,342	0.2	(2,342)	(0.2)
South Korean Won	414	—	(414)	—
Other	(238)	—	311	—
Total	$(2,526)	(0.2)%	$2,599	0.2%

Link to Table of Contents

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$17,802	1.4%	$(22,888)	(1.8)%
Interest rate swaps	3,950	0.3	(3,950)	(0.3)
Net exposure to interest rate risk	$21,752	1.7%	$(26,838)	(2.1)%

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

Link to Table of Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth under Part IV Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management’s Report on Internal Control Over Financial Reporting

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

Link to Table of Contents

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities described in that section, including certain activities related to Iran during the period covered by the report. During 2016, the Office of Foreign Assets Control of the U.S. Department of the Treasury adopted General License H, which authorizes non-U.S. entities that are owned or controlled by a U.S. person to engage in certain activities with Iran so long as they comply with certain specific requirements set forth therein. As and when allowed by the applicable law and regulations, we may enter into reinsurance contracts with non-U.S. insurers on a global basis, including insurers of liability, marine, aviation and energy risks, which may have some underlying exposure to Iran. We are unable to attribute gross revenues or net profits from these policies to activities relating to Iran.

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

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Simon Burton
Simon Burton Chief Executive Officer
February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
February 20, 2018	February 20, 2018

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
February 20, 2018	February 20, 2018

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
February 20, 2018	February 20, 2018

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
February 20, 2018	February 20, 2018

/s/ SIMON BURTON	/s/ HOPE TAITZ
Simon Burton Chief Executive Officer (principal executive officer)	Hope Taitz Director
February 20, 2018	February 20, 2018

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands
Opinion on Internal Control over Financial Reporting
We have audited Greenlight Capital Re, Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Grand Rapids, Michigan, USA
February 20, 2018

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2006.

/s/ BDO USA, LLP
Grand Rapids, Michigan, USA
February 20, 2018

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2017	2016
Assets
Investments
Debt instruments, trading, at fair value	$7,180	$22,473
Equity securities, trading, at fair value	1,203,672	844,001
Other investments, at fair value	152,132	156,063
Total investments	1,362,984	1,022,537
Cash and cash equivalents	27,285	39,858
Restricted cash and cash equivalents	1,503,813	1,202,651
Financial contracts receivable, at fair value	12,893	76,381
Reinsurance balances receivable	301,762	219,126
Loss and loss adjustment expenses recoverable	29,459	2,704
Deferred acquisition costs, net	62,350	61,022
Unearned premiums ceded	25,120	2,377
Notes receivable, net	28,497	33,734
Other assets	3,230	4,303
Total assets	$3,357,393	$2,664,693
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$912,797	$859,902
Financial contracts payable, at fair value	22,222	2,237
Due to prime brokers and other financial institutions	672,700	319,830
Loss and loss adjustment expense reserves	464,380	306,641
Unearned premium reserves	255,818	222,527
Reinsurance balances payable	144,058	41,415
Funds withheld	23,579	5,927
Other liabilities	10,413	14,527
Total liabilities	2,505,967	1,773,006

Redeemable non-controlling interest in related party joint venture	7,169	5,884

Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,104,830 (2016: 31,111,432): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2016: 6,254,895))	3,736	3,737
Additional paid-in capital	503,316	500,337
Retained earnings	324,272	370,168
Shareholders’ equity attributable to shareholders	831,324	874,242
Non-controlling interest in related party joint venture	12,933	11,561
Total equity	844,257	885,803
Total liabilities, redeemable non-controlling interest and equity	$3,357,393	$2,664,693

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2017	2016	2015
Revenues
Gross premiums written	$692,651	$536,072	$502,124
Gross premiums ceded	(56,587)	(10,015)	(9,001)
Net premiums written	636,064	526,057	493,123
Change in net unearned premium reserves	(10,060)	(12,939)	(84,736)
Net premiums earned	626,004	513,118	408,387
Net investment income (loss) [net of related party expenses of $19,863, $24,543 and $19,246]	20,231	76,183	(281,924)
Other income (expense), net	(560)	(935)	(3,413)
Total revenues	645,675	588,366	123,050
Expenses
Loss and loss adjustment expenses incurred, net	502,404	380,815	317,097
Acquisition costs, net	161,740	134,534	116,207
General and administrative expenses	26,356	25,808	23,434
Total expenses	690,500	541,157	456,738
Income (loss) before income tax	(44,825)	47,209	(333,688)
Income tax (expense) benefit	451	(509)	1,755
Net income (loss) including non-controlling interest	(44,374)	46,700	(331,933)
Loss (income) attributable to non-controlling interest in related party joint venture	(578)	(1,819)	5,508
Net income (loss)	$(44,952)	$44,881	$(326,425)
Earnings (loss) per share
Basic	$(1.21)	$1.20	$(8.90)
Diluted	$(1.21)	$1.20	$(8.90)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,002,260	37,267,145	36,670,466
Diluted	37,002,260	37,340,018	36,670,466

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2014	$3,738	$500,553	$660,860	$1,165,151	$14,233	$1,179,384
Issue of Class A ordinary shares, net of forfeitures	26	—	—	26	—	26
Repurchase of Class A ordinary shares	(61)	(8,483)	(9,148)	(17,692)	—	(17,692)
Share-based compensation expense, net of forfeitures	—	4,248	—	4,248	—	4,248
Short-swing sale profit from shareholder	—	83	—	83	—	83
Change in non-controlling interest in related party joint venture	—	—	—	—	(3,115)	(3,115)
Net income (loss)	—	—	(326,425)	(326,425)	—	(326,425)
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$11,118	$836,509

Issue of Class A ordinary shares, net of forfeitures	34	—	—	34	—	34
Share-based compensation expense, net of forfeitures	—	3,936	—	3,936	—	3,936
Change in non-controlling interest in related party joint venture	—	—	—	—	443	443
Net income (loss)	—	—	44,881	44,881	—	44,881
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$11,561	$885,803

Issue of Class A ordinary shares, net of forfeitures	13	—	—	13	—	13
Repurchase of Class A ordinary shares	(14)	(1,861)	(944)	(2,819)	—	(2,819)
Share-based compensation expense, net of forfeitures	—	4,840	—	4,840	—	4,840
Change in non-controlling interest in related party joint venture	—	—	—	—	1,372	1,372
Net income (loss)	—	—	(44,952)	(44,952)	—	(44,952)
Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2017	2016	2015
Cash provided by (used in) operating activities
Net income (loss)	$(44,952)	$44,881	$(326,425)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	41,444	(209,993)	265,401
Net realized (gains) losses on investments and financial contracts	(87,618)	113,836	(22,227)
Foreign exchange (gains) losses on restricted cash and investments	5,292	3,094	6,225
Income (loss) attributable to total non-controlling interest in related party joint venture	578	1,819	(5,508)
Share-based compensation expense, net of forfeitures	4,853	3,970	4,274
Depreciation expense	368	390	405
Net change in
Reinsurance balances receivable	(82,636)	(31,186)	(83,113)
Loss and loss adjustment expenses recoverable	(26,755)	664	(916)
Deferred acquisition costs, net	(1,328)	(1,199)	(25,403)
Unearned premiums ceded	(22,743)	874	776
Other assets	705	2,171	(1,791)
Loss and loss adjustment expense reserves	157,739	644	41,754
Unearned premium reserves	33,291	10,573	83,218
Reinsurance balances payable	102,643	23,089	7,524
Funds withheld	17,652	(1,216)	585
Other liabilities	(4,114)	1,802	(2,224)
Net cash provided by (used in) operating activities	94,419	(35,787)	(57,445)
Investing activities
Purchases of investments, trading	(1,120,549)	(1,310,837)	(1,252,969)
Sales of investments, trading	1,036,665	1,470,118	1,388,162
Payments for financial contracts	(24,714)	(60,414)	(25,765)
Proceeds from financial contracts	82,789	20,426	7,002
Securities sold, not yet purchased	1,120,506	699,237	892,085
Dispositions of securities sold, not yet purchased	(1,253,176)	(792,970)	(1,068,891)
Change in due to prime brokers and other financial institutions	352,870	(76,623)	185,383
Change in restricted cash and cash equivalents, net	(308,241)	36,972	50,400
Change in notes receivable, net	5,237	(8,588)	2,279
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	2,079	(7,756)	—
Net cash provided by (used in) investing activities	(106,534)	(30,435)	177,686
Financing activities
Short-swing sale profit from shareholder	—	—	83
Repurchase of Class A ordinary shares	(2,819)	—	(17,692)
Net cash provided by (used in) financing activities	(2,819)	—	(17,609)
Effect of foreign exchange rate changes on cash and cash equivalents	2,361	(6,082)	(2,500)
Net increase (decrease) in cash and cash equivalents	(12,573)	(72,304)	100,132
Cash and cash equivalents at beginning of the period	39,858	112,162	12,030
Cash and cash equivalents at end of the period	$27,285	$39,858	$112,162
Supplementary information
Interest paid in cash	$10,062	$7,823	$21,959
Income tax paid in cash	—	—	—
Non-cash transfer to notes receivable	—	—	25,859
The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016 and 2015

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

Reclassifications
Prior to the year ended December 31, 2017, the Company presented the redeemable and non-redeemable portion of the non-controlling interest in the related party joint venture under the permanent equity section of the balance sheet. The United States Securities and Exchange Commission (“SEC”) guidance, which is applicable to SEC registrants, requires shares, that are not required to be accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of the permanent equity section and instead presented in the mezzanine section of the consolidated balance sheets.

At December 31, 2017, the Company has presented the redeemable non-controlling interest in the related party joint venture in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The comparative consolidated balance sheet at December 31, 2016 and the consolidated statement of shareholders’ equity for the year ended December 31, 2016, have been reclassified to conform to the current period presentation of the redeemable non-controlling interest in the related party joint venture. The reclassification had no impact on shareholders’ equity attributable to shareholders or retained earnings. In addition, this change did not impact the consolidated statements of income, earnings per share or consolidated statement of cash flows. The Company has evaluated the effect of the change in presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on any previously filed annual or quarterly consolidated financial statements. See Note 13 for additional information regarding the non-controlling interests in the related party joint venture.

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

Link to Table of Contents

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of a contract. A reinstatement premium is not due until there is a loss event and, therefore, in accordance with U.S. GAAP, the Company records a reinstatement premium as written only in the event that a client incurs a loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium upon the occurrence of a loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original contract period, are earned over the remaining coverage period. For additional premiums which are due on a contract that has no remaining coverage period, the additional premiums are earned in full when due.

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

Link to Table of Contents

Ceded premiums are written during the period in which the risks incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of reinsurance obtained.

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2017 and 2016, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of December 31, 2017, $11.9 million (2016: $15.2 million) of profit commission reserves were included in reinsurance balances payable on the consolidated balance sheets. For the year ended December 31, 2017, $2.0 million, (2016: $6.5 million, 2015: $7.5 million respectively) of net profit commission expense was included in acquisition costs in the consolidated statements of income.

Funds Withheld

Funds withheld include reinsurance balances retained by the Company on retroceded contracts as collateral in accordance with the contract terms. Any interest expense that the Company incurs while these funds are withheld, are included under net investment income (loss) in the consolidated statements of income.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company establishes reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported (“IBNR”). These estimated ultimate reserves are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company at least quarterly and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Consideration paid by the Company for retroactive reinsurance that meets the conditions for reinsurance accounting (e.g. loss portfolio transfers) are reported as loss and loss adjustment expenses recoverable to the extent those amounts do not exceed the associated liabilities. If the amounts paid for retroactive reinsurance exceed the liabilities, the Company increases the related liabilities at the time the reinsurance contract is effective, and the excess is charged to net income as losses incurred. If the liabilities exceed the amounts paid, the recoverable balance is increased to reflect the difference, and the resulting gain is deferred and amortized over the estimated loss payout period. Changes in the estimated amount of liabilities relating to the underlying reinsured contracts are recognized in net income in the period of the change.

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

Link to Table of Contents

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

At December 31, 2017, $14.4 million of notes receivable (net of any valuation allowance) were on non-accrual status
(2016: $18.6 million) and any payments received were applied to reduce the recorded value of the notes.

At December 31, 2017 and 2016, $0.1 million and nil, respectively, of accrued interest was included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at December 31, 2017 and 2016, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk. The deposit method of accounting requires an asset or liability to be recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the consolidated statements of income as other income or expense. The Company’s deposit assets and liabilities are recorded in the consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable, respectively. At December 31, 2017, deposit assets and deposit liabilities were $19.4 million and $28.1 million, respectively. For the year ended December 31, 2017, interest expense and interest income on deposit accounted contracts were $0.6 million and $0.2 million, respectively. At December 31, 2016 there were no material deposit assets or deposit liabilities.

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

Link to Table of Contents

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

Link to Table of Contents

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

Other Liabilities

Other liabilities consist primarily of dividends payable on securities sold, not yet purchased, and employee bonus accruals. At December 31, 2017, other liabilities included accrued bonus of $6.4 million (2016: $9.0 million). Under the Company’s bonus program, each employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee’s target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid, with the approval of the Compensation Committee, in annual installments between three to five years from the end of the fiscal year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Also included in other liabilities are dividends payable on investments and accruals for professional fees and other general expenses.

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

Link to Table of Contents

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

	Year ended December 31
	2017	2016	2015
Weighted average shares outstanding - basic	37,002,260	37,267,145	36,670,466
Effect of dilutive employee and director share-based awards	—	72,873	—
Weighted average shares outstanding - diluted	37,002,260	37,340,018	36,670,466
Anti-dilutive stock options outstanding	358,741	435,991	211,821
Participating securities excluded from calculation of loss per share	331,510	—	307,013

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2016: 35%). Verdant’s tax years 2014 and beyond, remain open and subject to examination by the IRS.

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

Link to Table of Contents

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation - Scope of Modification Accounting (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2017-09 will impact the Company to the extent that there are changes to terms and conditions of the Company’s share-based payment awards after the adoption date. The Company does not anticipate making modifications to its share-based payment awards so the adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Purchases and sales of investments are disclosed in the consolidated statements of cash flows. Net realized gains on the sale of investments, financial contracts, and investments sold, not yet purchased during 2017 were $87.6 million (2016: $113.8 million losses, 2015: $22.2 million gains). Gross realized gains during 2017 were $267.9 million (2016: $188.7 million, 2015: $350.5 million) and gross realized losses were $180.3 million (2016: $302.5 million, 2015: $328.3 million). For the year ended December 31, 2017, included in net investment income in the consolidated statements of income were $41.4 million of net losses (2016: $210.0 million of net gains, 2015: $265.4 million of net losses) relating to change in unrealized gains and losses on trading securities still held at the balance sheet date.

As of December 31, 2017, cash and investments with a fair value of $200.4 million (2016: $310.9 million) have been pledged as security against letters of credit issued, and $377.9 million (2016: $86.4 million) have been pledged as security relating to regulatory trusts.

As of December 31, 2017, the Company’s investments in General Motors, Brighthouse Financial Inc, gold and gold derivatives, Bayer AG and Mylan NV were in excess of 10% of the Company’s total shareholders’ equity, with fair values of $205.5 million, or 24.3%, $132.4 million or 15.7%, $121.5 million, or 14.4%, $103.6 million or 12.3% and $84.8 million or 10.0%, respectively, of total shareholders’ equity.

As of December 31, 2016, the Company’s investment in gold and gold derivatives and General Motors were the only investments in excess of 10% of the Company’s total shareholders’ equity, with fair values of $137.3 million, or 15.5%, and $92.9 million, or 10.5%, respectively, of total shareholders’ equity.

   Fair Value Hierarchy

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in net investment income (loss) in the consolidated statements of income.

Link to Table of Contents

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2017:

	Fair value measurements as of December 31, 2017
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$6,300	$880	$7,180
Listed equity securities	1,181,150	22,522	—	1,203,672
Commodities	121,502	—	—	121,502
Private and unlisted equity securities	—	—	6,108	6,108
	$1,302,652	$28,822	$6,988	$1,338,462
Unlisted equity funds measured at net asset value (1)				24,522
Total investments				$1,362,984
Financial contracts receivable	$22	$12,871	$—	$12,893

Liabilities:
Listed equity securities, sold not yet purchased	$(812,652)	$—	—	$(812,652)
Debt instruments, sold not yet purchased	—	(100,145)	—	(100,145)
Total securities sold, not yet purchased	$(812,652)	$(100,145)	—	$(912,797)
Financial contracts payable	$—	$(22,222)	—	$(22,222)
 (1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the consolidated balance sheets.

Link to Table of Contents

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2016:

	Fair value measurements as of December 31, 2016
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$21,819	$654	$22,473
Listed equity securities	823,421	20,580	—	844,001
Commodities	137,296	—	—	137,296
Private and unlisted equity securities	—	—	6,109	6,109
	$960,717	$42,399	$6,763	$1,009,879
Unlisted equity funds measured at net asset value (1)				12,658
Total investments				$1,022,537
Financial contracts receivable	$20	$76,361	$—	$76,381

Liabilities:
Listed equity securities, sold not yet purchased	$(770,267)	$—	$—	$(770,267)
Debt instruments, sold not yet purchased	—	(89,635)	—	(89,635)
Total securities sold, not yet purchased	$(770,267)	$(89,635)	$—	$(859,902)
Financial contracts payable	$—	$(2,237)	$—	$(2,237)
  (1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the consolidated balance sheets.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2017
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$654	$6,109	$6,763
Purchases	—	1,750	1,750
Sales	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	226	17	243
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(1,768)	(1,768)
Ending balance	$880	$6,108	$6,988
During the year ended December 31, 2017, $1.8 million of the private equity securities were transferred from Level 3 to Level 1 as these securities commenced trading on a listed exchange during the year and the fair value was determined based on the last traded price on an active market. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2017.

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

There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2016.

As of December 31, 2017, the Company held investments in unlisted equity funds of $24.5 million (December 31, 2016: $12.7 million) with fair values measured using the unadjusted net asset values and performance estimates as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to December 31, 2017. The unlisted equity funds have varying lock-up periods and, as of December 31, 2017, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments. One of the unlisted equity funds may be redeemed after December 31, 2018 while the redemption restrictions for the other funds are not expected to lapse in the near future. As of December 31, 2017, the Company had $6.5 million (December 31, 2016: $9.2 million) of unfunded commitments relating to unlisted equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 14 of these consolidated financial statements.

For the year ended December 31, 2017, included in net investment income in the consolidated statements of income were net realized losses relating to Level 3 securities of nil (2016: net realized losses of $1.4 million).

For Level 3 securities still held as of the reporting date, the change in net unrealized gains for the year ended December 31, 2017 of $0.2 million (2016: net unrealized gains $0.3 million), were included in net investment income (loss) in the consolidated statements of income.

Investments

Debt instruments, trading

At December 31, 2017, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$8,508	$—	$(7,186)	$1,322
Corporate debt – Non U.S.	2,109	—	(2,057)	52
Sovereign debt – Non U.S.	5,831	—	(25)	5,806
Total debt instruments	$16,448	$—	$(9,268)	$7,180

Link to Table of Contents

At December 31, 2016, the following investments were included in debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$21,294	$6,509	$(5,331)	$22,472
Corporate debt – Non U.S.	2,109	—	(2,108)	1
Total debt instruments	$23,403	$6,509	$(7,439)	$22,473

The maturity distribution for debt instruments held at December 31, 2017 and 2016, was as follows:

	2017		2016
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$7,557	$441	$—	$—
From one to five years	—	—	17,803	19,492
From five to ten years	2,109	52	4,649	2,327
More than ten years	6,782	6,687	951	654
	$16,448	$7,180	$23,403	$22,473

Equity securities, trading

At December 31, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,014,426	$208,350	$(19,104)	$1,203,672
Total equity securities	$1,014,426	$208,350	$(19,104)	$1,203,672

At December 31, 2016, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$753,813	$115,379	$(40,706)	$828,486
Exchange traded funds	15,056	459	—	15,515
Total equity securities	$768,869	$115,838	$(40,706)	$844,001

Other Investments

“Other investments” include commodities and private securities and unlisted funds. As of December 31, 2017 and 2016, all commodities were comprised of gold bullion.

Link to Table of Contents

At December 31, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$101,184	$20,318	$—	$121,502
Private and unlisted equity funds	25,316	5,314	—	30,630
	$126,500	$25,632	$—	$152,132

At December 31, 2016, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$130,671	$6,625	$—	$137,296
Private and unlisted equity funds	14,418	4,375	(26)	18,767
	$145,089	$11,000	$(26)	$156,063

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

At December 31, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(643,148)	$17,541	$(187,045)	$(812,652)
Sovereign debt – Non U.S.	(96,231)	—	(3,914)	(100,145)
	$(739,379)	$17,541	$(190,959)	$(912,797)

At December 31, 2016, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(690,270)	$30,768	$(110,765)	$(770,267)
Sovereign debt – Non U.S.	(96,230)	6,595	—	(89,635)
	$(786,500)	$37,363	$(110,765)	$(859,902)

Financial Contracts

Link to Table of Contents

As of December 31, 2017 and 2016, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At December 31, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	2,656	$91
Commodity Swaps	USD	17,833	2,142
Forwards	KRW	41,379	801
Futures	USD	5,874	12
Interest rate swaps	JPY	21,269	479
Put options (2)	USD	155	1
Total return swaps – equities	EUR/GBP/USD	34,965	9,357
Warrants and rights on listed equities	EUR/USD	29	10
Total financial contracts receivable, at fair value			$12,893
Financial contracts payable
Commodity Swaps	USD	26,795	$(353)
Put options	USD	130	(14)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	60,663	(21,855)
Total financial contracts payable, at fair value			$(22,222)
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

As of December 31, 2017, the Company held no OTC put options (long) (December 31, 2016: $6.7 million) and $0.1 million OTC call options (long) (December 31, 2016: $22.4 million).

Link to Table of Contents

During the years ended December 31, 2017, 2016 and 2015, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Year ended December 31
		2017	2016	2015
		($ in thousands)
Commodity swaps	Net investment income (loss)	$(9,293)	$10,474	$(12,061)
Credit default swaps, purchased – corporate debt	Net investment income (loss)	—	—	(156)
Credit default swaps, purchased – sovereign debt	Net investment income (loss)	—	—	(90)
Forwards	Net investment income (loss)	2,507	(302)	1,009
Futures	Net investment income (loss)	(399)	376	(952)
Interest rate swaps	Net investment income (loss)	136	218	(706)
Options, warrants, and rights	Net investment income (loss)	(18,455)	10,261	(13,955)
Total return swaps – equities	Net investment income (loss)	2,281	28,612	(12,590)
Weather derivative swap	Other income (expense), net	—	—	(2,340)
Total		$(23,223)	$49,639	$(41,841)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the year ended December 31, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2017
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Commodity swaps	$2,025	$41,830
Forwards	34,652	1,739
Futures	38,207	32,537
Options, warrants and rights (1)	950,811	133,407
Total return swaps	258,874	355,446
Total	$1,284,569	$564,959
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

As of December 31, 2017, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

December 31, 2017	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$12,893	$—	$12,893	$(5,128)	$(1,336)	$6,429
Financial contracts payable	(22,222)	—	(22,222)	5,128	17,094	—

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

Link to Table of Contents

4.        DUE TO PRIME BROKERS AND OTHER FINANCIAL INSTITUTIONS

As of December 31, 2017, the amount due to prime brokers is comprised of margin-borrowing from prime brokers and custodians relating to investments purchased on margin as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit and trust accounts (see Notes 6 and 14). Under term margin agreements with prime brokers and revolving credit facilities with custodians and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash. The cash borrowed under letter of credit facility agreements is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers or custodians which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers and custodians is included on the consolidated balance sheets as due to prime brokers and other financial institutions while the cash held in the custodial account and trust accounts are included on the consolidated balance sheets as restricted cash and cash equivalents.

	December 31, 2017	December 31, 2016
	($ in thousands)
Due to Prime Brokers	$647,700	$319,830
Due to Other Financial Institutions	25,000	—
	$672,700	$319,830

Greenlight Re’s investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.        CASH AND CASH EQUIVALENTS

	December 31, 2017	December 31, 2016
	($ in thousands)
Cash at banks	$27,239	$39,368
Cash held with brokers	46	490
Total cash and cash equivalents	$27,285	$39,858

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

Restricted cash and cash equivalents also include amounts held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Notes 4 and 14). As of December 31, 2017 and 2016, the restricted cash and cash equivalents were comprised of the following:

Link to Table of Contents

	December 31, 2017	December 31, 2016
	($ in thousands)
Cash held by prime brokers relating to securities sold, not yet purchased	$912,796	$859,901
Cash collateral relating to letters of credit issued	173,748	234,348
Cash held as collateral in trust accounts	377,932	86,351
Cash and cash equivalents held by swap counterparties	39,337	22,051
Total restricted cash and cash equivalents	$1,503,813	$1,202,651

7.        LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company’s loss and loss adjustment expense reserves are comprised of:

●	case reserves resulting from claims notified to the Company by its clients;
●	incurred but not reported (“IBNR”) losses; and
●	estimated loss adjustment expenses.
Case reserves are provided by the clients, and IBNR losses are estimated for each reporting period based on a review of all data available for each individual contract in the portfolio.

The Company establishes loss reserves based on estimates of the ultimate cost of all losses including IBNR. These estimated ultimate reserves are based on internal actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company at least quarterly and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. The estimates are based upon actuarial and statistical projections, an assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves recorded. All adjustments to the estimates are recorded in the period in which they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

For natural peril exposed business, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves. To establish IBNR loss estimates, the Company uses estimates communicated by ceding companies, industry data and information, knowledge of the business written and management’s judgment.

For all non-natural peril business, initial reserves for each individual contract are based on the expected loss and loss expense ratio calculated at the time the business was originally priced. In the pricing analysis, the Company utilizes a significant amount of information both from the individual client and from industry data. This typically includes, but is not limited to, data related to premiums, losses, exposure, business mix, industry performance and associated trends covering as much history as deemed appropriate. The level of detail within the data obtained varies greatly depending on the underlying contract, line of business, client and/or coverage provided. For example, the Company may receive more detailed data on a workers’ compensation quota share contract with a single counterparty than on a global professional liability book where it takes a small following share of the risk ceded to the reinsurance marketplace. In all cases, the Company requests each client to provide data for each reporting period, which, depending on the contract, could be on a monthly or quarterly basis. The exact data reporting requirements are specified in the terms and conditions of each contract. Where practical, historic reserving data that is received from a client is compared to publicly available financial statements of the client to identify, confirm and monitor the accuracy and completeness of the data. To the extent that relevant client and/or industry data is not available, the Company places reliance on the judgment and experience of its underwriters and actuaries in determining appropriate reserves to hold.

Generally, the Company obtains regular updates of premium and loss related information for the current period and historical periods, which are utilized to update the initial expected loss and loss expense ratio. There may be a time lag from when claims are reported by the underlying insured to the client and subsequently when the client reports the claims to the Company. This time lag may impact the Company’s loss reserve estimates from period to period. Client reports have pre-determined reporting dates of when they are due (for example, fifteen days after month end). As such, the time lag in the client’s reporting depends upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly,

Link to Table of Contents

there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications need to be received immediately upon the occurrence of an event. Once the updated information is received, the Company uses a variety of standard actuarial methods for its analysis each quarter. Such methods may include the:

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

●
Expected Loss Ratio Method. Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is selected using industry data, historical company data and actuarial professional judgment. This method is typically used for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

●
Bornhuetter-Ferguson Paid Loss Method. Ultimate losses are estimated by modifying expected loss ratios to the extent that paid losses experienced to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses.

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

●
Frequency / Severity Method. Ultimate losses are estimated under this method by multiplying the ultimate number of claims (i.e. the frequency multiplied by the exposure base on which the frequency has been determined), by the estimated ultimate average cost per claim (i.e. the severity). By analyzing claims experience by its frequency and severity components, the Company can examine trends and patterns in the rates of claims emergence (i.e. reporting) and settlement (i.e. closure) as well as in the average cost of claims. The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately rather than in the total losses.

In addition, the Company may supplement its analysis with other reserving methodologies that are deemed to be relevant to specific contracts.

For each contract, the Company utilizes reserving methodologies that are deemed appropriate to calculate a best estimate, or point estimate, of reserves. The decision of whether to use a single methodology or a combination of multiple methodologies depends upon the segment of the portfolio being analyzed and the judgment of the actuaries. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain methods are considered more appropriate depending on the type and structure of the contract, the age and maturity of the contract, and the duration of the expected paid losses on the contract. For example, the data estimation for contracts that are relatively new and therefore, have little paid loss development, is more appropriately considered using the Bornhuetter-Ferguson Reported Loss Method than a paid loss development method.

The Company’s gross aggregate reserves are the sum of the point estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. Each quarter, the reserving committee, which is lead by of the Chief Operating Officer meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s reserving department. The reserving committee reviews, discusses and approves or revises the stated reserves.

Additionally, an independent third-party actuarial firm performs a quarterly reserve review and annually opines on the reasonableness and adequacy of the aggregate loss reserves. The Company provides the third-party actuarial firm with its pricing models, reserving analysis and any other data they may request. Additionally, the actuarial firm may inquire as to the various assumptions and estimates used in the reserving analysis. The external actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a loss reserve estimate for each segment in the portfolio and recommends an aggregate loss reserve, including IBNR. If there are material differences between the Company’s aggregate booked reserves and the actuarial firm’s recommended reserves, the differences are reviewed and the booked reserves are adjusted if necessary. To date there have been no material differences resulting from the external actuary’s reviews requiring adjustments to the Company’s booked reserves.

Link to Table of Contents

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the year ended December 31, 2017.

At December 31, 2017 and 2016, loss and loss adjustment expense reserves were comprised of the following:

	2017	2016
	($ in thousands)
Case reserves	$178,088	$98,815
IBNR	286,292	207,826
Total	$464,380	$306,641

A summary of changes in outstanding loss and loss adjustment expense reserves is presented in the table below.

Consolidated	2017	2016	2015
	($ in thousands)
Gross balance at January 1	$306,641	$305,997	$264,243
Less: Losses recoverable	(2,704)	(3,368)	(11,523)
Net balance at January 1	303,937	302,629	252,720
Incurred losses related to:
Current year	466,247	345,303	266,796
Prior years	36,157	35,512	50,301
Total incurred	502,404	380,815	317,097
Paid losses related to:
Current year	(220,298)	(156,181)	(132,017)
Prior years	(154,183)	(216,489)	(132,846)
Total paid	(374,481)	(372,670)	(264,863)
Foreign currency revaluation	3,061	(6,837)	(2,325)
Net balance at December 31	434,921	303,937	302,629
Add: Losses recoverable	29,459	2,704	3,368
Gross balance at December 31	$464,380	$306,641	$305,997

The rollforward of outstanding loss and loss adjustment expense reserves for health claims is as follows:

Health	2017	2016	2015
	($ in thousands)
Gross balance at January 1	$18,993	$21,533	$14,137
Less: Losses recoverable	—	—	—
Net balance at January 1	18,993	21,533	14,137
Incurred losses related to:
Current year	44,539	38,726	34,136
Prior years	3,739	(1,477)	(2,680)
Total incurred	48,278	37,249	31,456
Paid losses related to:
Current year	(23,814)	(22,039)	(14,090)
Prior years	(21,276)	(17,750)	(9,970)
Total paid	(45,090)	(39,789)	(24,060)
Foreign currency revaluation	—	—	—
Net balance at December 31	22,181	18,993	21,533
Add: Losses recoverable	—	—	—
Gross balance at December 31	$22,181	$18,993	$21,533

Link to Table of Contents

Loss development

Year ended December 31, 2017

For the year ended December 31, 2017, the net losses incurred included $36.2 million related to net adverse loss development on reserves relating to accident years prior to 2017. During the year ended December 31, 2017, the loss development on prior year contracts primarily related to the following:

•
$10.7 million of adverse loss development associated with various classes of professional liability exposure, driven by additional reporting on individual claims, as well as the Company’s assessment of industry wide loss ratio performance;

•	$4.3 million of adverse loss development associated with motor contracts based on re-projection of ultimate losses using client reporting patterns;

•
$4.1 million of adverse loss development relating to Florida homeowners’ insurance contracts, largely driven by “assignment of benefits” issues in the state whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters;

•	$3.7 million of adverse loss development associated with specialty health contracts arising from frequency of medical claims reported; and

•	$2.2 million of adverse loss development due to large claims reported on a surety contract.
The remaining $11.2 million of adverse development for the year ended December 31, 2017, was due to development across various other casualty and multi-line contracts. There were no other significant developments of prior period loss reserves during the year ended December 31, 2017.

For the year ended December 31, 2016, the net losses incurred included $35.5 million related to net adverse loss development on reserves relating to accident years prior to 2016. During the year ended December 31, 2016, the loss development on prior year contracts primarily related to the following:

●	$19.0 million of losses resulting from the loss portfolio transfer and subsequent novation of legacy construction defect liabilities;

●
$7.0 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole claims and an increase in the practice of “assignment of benefits” whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters;

●
$6.7 million of adverse loss development relating to our private passenger motor contracts. While the loss indications are close to our expectations, the volume and frequency of unmerited suits served to the cedent by attorneys and medical clinics has resulted in an increase in loss adjustment expenses to defend such claims; and

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

●
$9.3 million of adverse loss development relating to our Florida homeowners’ insurance contracts as a result of deterioration of sinkhole losses and higher than anticipated water damage claims from rainstorms and increase in the practice of assignment of benefits;

●
$2.4 million of net adverse loss development relating to our solicitors’ professional indemnity contracts as a result of multiple large claims reported during the period and an increase in incurred losses;

●
$5.1 million of favorable loss development relating to an excess of loss property contract resulting in the elimination of loss reserves based on updated loss information received from the insured during the period indicating that no losses will breach into our layer of coverage;

●	$4.5 million of favorable loss development relating to private passenger motor contracts during the period;

●	$2.3 million of favorable loss development relating to the employer medical stop-loss business as a result of better than expected claims frequency reported by the cedent; and

●	$1.3 million of loss reserves released upon commutation of a private passenger motor contract during the period.

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

For each of the frequency and severity categories, the following tables presents the incurred and paid claims development as of December 31, 2017, net of retrocession, as well as the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. As required by U.S. GAAP, health claims have been disaggregated and presented separately.

The information in the tables below about incurred and paid claims development for the years ended December 31, 2008 to 2016, is presented as unaudited supplementary information.

Link to Table of Contents

Frequency - Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2017
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited - Supplementary Information)
	($ in thousands)
2008	$10,593	$11,677	$11,432	$11,361	$12,150	$11,249	$11,249	$11,247	$11,279	$11,247	$—
2009	—	24,905	23,884	23,393	23,402	23,402	23,402	23,401	23,401	23,401	—
2010	—	—	36,066	35,968	49,492	36,120	36,120	36,107	36,107	36,107	—
2011	—	—	—	36,088	36,145	35,755	35,737	35,533	35,540	35,533	—
2012	—	—	—	—	10,494	9,781	9,723	9,621	9,621	9,621	—
2013	—	—	—	—	—	43,895	46,969	47,301	47,045	47,032	—
2014	—	—	—	—	—	—	32,845	30,154	29,455	29,042	—
2015	—	—	—	—	—	—	—	34,136	33,576	34,201	—
2016	—	—	—	—	—	—	—	—	37,726	41,305	1,456
2017	—	—	—	—	—	—	—	—	—	44,539	20,725
									Total	$312,028

Frequency - Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited - Supplementary Information)
	($ in thousands)
2008	$4,199	$10,890	$11,294	$11,277	$11,415	$11,249	$11,249	$11,247	$11,247	$11,247
2009	—	8,617	23,088	23,392	23,402	23,402	23,402	23,401	23,401	23,401
2010	—	—	17,771	35,609	41,477	36,120	36,120	36,107	36,107	36,107
2011	—	—	—	27,104	35,615	35,755	35,737	35,533	35,533	35,533
2012	—	—	—	—	9,342	9,670	9,723	9,621	9,621	9,621
2013	—	—	—	—	—	34,515	46,969	47,112	47,045	47,032
2014	—	—	—	—	—	—	19,040	28,486	29,159	29,042
2015	—	—	—	—	—	—	—	14,561	32,043	34,201
2016	—	—	—	—	—	—	—	—	20,601	39,850
2017	—	—	—	—	—	—	—	—	—	23,814
									Total	289,848
				All outstanding liabilities before 2008, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$22,181

Link to Table of Contents

Frequency - Non-Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2017
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited - Supplementary Information)
	($ in thousands)
2008	$38,126	$34,675	$35,893	$38,669	$40,523	$40,518	$41,620	$42,078	$41,707	$41,785	$33
2009	—	79,796	91,523	101,259	109,936	106,040	107,323	112,312	111,741	111,812	31
2010	—	—	130,449	144,489	162,112	161,414	165,504	173,764	176,608	176,594	392
2011	—	—	—	173,216	189,690	200,216	212,697	235,787	254,723	254,984	1,563
2012	—	—	—	—	268,511	271,334	270,409	287,025	286,548	287,482	2,192
2013	—	—	—	—	—	309,833	305,919	306,524	308,783	309,694	3,912
2014	—	—	—	—	—	—	178,117	178,247	181,753	183,986	11,151
2015	—	—	—	—	—	—	—	225,244	230,745	236,109	37,080
2016	—	—	—	—	—	—	—	—	291,180	304,962	82,755
2017	—	—	—	—	—	—	—	—	—	367,342	185,910
									Total	$2,274,750

Frequency - Non-Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited - Supplementary Information)
	($ in thousands)
2008	$10,345	$25,145	$31,686	$36,587	$39,151	$40,269	$41,190	$41,310	$41,707	$41,752
2009	—	26,518	62,220	81,055	94,851	99,832	103,833	105,493	111,741	111,781
2010	—	—	50,177	100,334	127,823	143,989	156,396	161,725	176,146	176,201
2011	—	—	—	78,846	134,140	168,209	185,591	203,255	252,684	253,421
2012	—	—	—	—	121,538	236,556	253,949	262,086	283,653	285,290
2013	—	—	—	—	—	145,593	264,730	291,231	301,772	305,782
2014	—	—	—	—	—	—	82,244	149,445	161,064	172,834
2015	—	—	—	—	—	—	—	109,376	179,725	199,029
2016	—	—	—	—	—	—	—	—	132,142	222,207
2017	—	—	—	—	—	—	—	—	—	181,431
									Total	1,949,728
				All outstanding liabilities before 2008, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Frequency)								$325,021

Link to Table of Contents

Severity
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2017
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited - Supplementary Information)
	($ in thousands)
2008	$16,466	$19,329	$18,026	$18,028	$17,469	$19,583	$19,582	$17,843	$20,212	$20,212	$4,810
2009	—	19,093	15,372	14,970	14,329	14,183	14,010	10,820	10,796	10,844	6,381
2010	—	—	4,522	5,147	14,079	14,042	14,291	14,194	14,507	14,358	2,570
2011	—	—	—	5,071	5,069	5,068	5,079	5,074	5,081	5,082	28
2012	—	—	—	—	15,000	—	—	—	—	—	—
2013	—	—	—	—	—	2,885	1,807	1,507	1,501	1,502	—
2014	—	—	—	—	—	—	4,749	4,750	4,624	4,745	1,772
2015	—	—	—	—	—	—	—	8,204	8,354	10,161	5,753
2016	—	—	—	—	—	—	—	—	17,265	20,108	16,005
2017	—	—	—	—	—	—	—	—	—	58,659	43,606
									Total	$145,671

Severity
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited - Supplementary Information)
	($ in thousands)
2008	$—	$—	$3,148	$6,391	$10,320	$10,356	$10,356	$10,504	$15,243	$15,402
2009	—	276	2,582	3,364	3,753	3,902	3,952	4,172	4,194	4,463
2010	—	—	281	862	1,112	1,237	5,899	6,069	11,588	11,788
2011	—	—	—	24	5,033	5,038	5,044	5,047	5,048	5,054
2012	—	—	—	—	—	—	—	—	—	—
2013	—	—	—	—	—	94	729	1,224	1,491	1,502
2014	—	—	—	—	—	—	1,558	2,457	2,933	2,974
2015	—	—	—	—	—	—	—	473	1,306	4,408
2016	—	—	—	—	—	—	—	—	876	4,103
2017	—	—	—	—	—	—	—	—	—	15,053
									Total	64,747
				All outstanding liabilities before 2008, net of reinsurance						2,486
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Severity)								$83,412

For any incurred and paid claims denominated in a currency other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect as of the current year end date. As a result, all prior year information has been restated to reflect the exchange rates as of December 31, 2017. This removes any changes in foreign currency exchange rates from distorting the claims development between the years presented.

Link to Table of Contents

For assumed contracts the Company does not generally receive claims information by accident year from the ceding insurers, but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the Company may have the covered losses occurring in an accident year other than the treaty year. For the purpose of the loss development tables, the incurred and paid claims have been allocated to the accident years based on the proportion of premiums earned for each contract during such accident year.

For example, a one-year treaty incepting on October 1, 2010 (with underlying policies each having a one-year duration), would have a 24-month period over which the premiums would be earned. Therefore, claims would be allocated to accident years 2010, 2011 and 2012 based on the proportion of the premiums earned during each accident year. For illustration of this contract, any claims reported during 2010 would be allocated to the 2010 accident year. For losses reported during 2011, the claims would be allocated between 2010 and 2011 based on the percentage of premiums earned during 2010 and 2011. Similarly, for losses reported during 2012 and thereafter, the losses would be allocated to the 2010, 2011 and 2012 accident years based on the proportion of premiums earned during each of those years. However, natural catastrophe losses are treated separately and losses arising from such events are allocated to the specific accident year in which they occurred.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

	December 31, 2017	December 31, 2016
	($ in thousands)
Net outstanding liabilities
Health	$22,181	$18,993
Frequency - non-health	325,021	239,151
Severity	83,412	42,178
Liabilities for claims and claims adjustment expenses, net of reinsurance	430,614	300,322
Add: Reinsurance recoverable on unpaid claims	29,459	2,704
Add: Unallocated claims adjustment expenses	4,307	3,615
Total gross liabilities for unpaid claims and claim adjustment expense	$464,380	$306,641

The average historical annual percentage payout of net incurred claims (excluding health) as of the year ended December 31, 2017 is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Frequency - Non-health	37.3%	30.5%	9.5%	5.7%	5.0%	6.8%	2.9%	1.9%	0.3%	0.1%
Severity	3.1%	11.8%	9.5%	8.5%	18.0%	4.0%	10.1%	0.8%	16.1%	18.1%

The historical annual percentage payout pattern for health claims is excluded from the table above because health claims have short settlement periods and including it would skew the results presented. In addition, the payout percentages for the severity business are expected to fluctuate, sometimes significantly, due to the volatile nature of the loss experience emerging on such contracts.

As a reinsurance entity, the Company does not consistently receive detailed claims frequency information or claims counts, from ceding insurers and third party claim handlers. Due to the nature of the reinsurance contracts, the underlying insured reports claims to the insurer who cedes losses to the Company. The Company is contractually obligated to reimburse the ceding insurer for its share of the losses. While the Company has the right to conduct audits of the ceding insurer’s claims files, the insurer is generally not obligated to provide detailed listing of claims counts or other claims frequency information to the Company. Therefore it is impracticable for the Company to present the cumulative number of reported claims by accident year.

Link to Table of Contents

8.        RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss expenses incurred on certain contracts. Loss and loss adjustment expense recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2017, the Company’s earned ceded premiums were $33.8 million (2016: $10.9 million and 2015: $9.8 million).

For the year ended December 31, 2017, loss and loss adjustment expenses incurred of $502.4 million (2016: $380.8 million and 2015: $317.1 million) reported on the consolidated statements of income are net of loss and loss expenses recovered and recoverable of $31.8 million (2016: $0.9 million and 2015: $1.7 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2017, the Company had losses receivable and loss reserves recoverable of $26.3 million (2016: $2.2 million) from unrated retrocessionaires which were secured by cash and collateral held in trust accounts for the benefit of the Company. At December 31, 2017, $3.1 million (2016: $0.5 million) of losses recoverable were from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2017 and 2016, no provision for uncollectible losses recoverable was considered necessary.

9.        SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after liquidation of any issued and outstanding preferred shares. At December 31, 2017, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

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

Pursuant to the Shareholders’ Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders (the “Shareholders’ Agreement”), the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders’ Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to be registered. The Shareholders’ Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders’ Agreement are not deemed to be liabilities; therefore, there has been no recognition in the consolidated financial statements of the registration rights granted pursuant to the Shareholders’ Agreement.

As of December 31, 2017, the Company has an effective Form S-3 registration statement, on file with the SEC, for an aggregate principal amount of $200.0 million in securities.

Shares authorized for issuance are comprised of 300,000 (2016: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 5,000,000 (2016: 3,500,000) Class A ordinary shares authorized for the Company’s stock incentive plan for eligible employees, directors and consultants. On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from $3.5 million to $5.0 million. As of December 31, 2017 and 2016, there were no remaining Class A ordinary shares available for future issuance relating to share purchase options granted to the service provider as all options granted to service providers had been exercised. As of December 31, 2017 1,271,154 (2016: 424,787) Class A ordinary shares

Link to Table of Contents

remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. Under the share repurchase plan, the Board authorized the Company to purchase up to 2.0 million of its Class A ordinary shares from time to time. Class A ordinary shares or securities convertible into Class A ordinary shares, may be purchased in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2017, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2017, 136,312 Class A ordinary shares were repurchased by the Company. As of December 31, 2017, 1,863,688 shares remained available for repurchase under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	31,111,432	6,254,895	30,772,572	6,254,895	31,129,648	6,254,895
Issue of ordinary shares, net of forfeitures	129,530	—	338,860	—	256,464	—
Repurchase of ordinary shares	(136,312)	—	—	—	(613,540)	—
Class B shares converted to Class A shares	180	(180)	—	—	—	—
Balance – end of year	31,104,830	6,254,715	31,111,432	6,254,895	30,772,572	6,254,895

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, 2012 (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement of
US$50.0 million and a Prescribed Capital Requirement of $329.7 million on Greenlight Re as of December 31, 2017 (2016: $276.0 million). As of December 31, 2017, Greenlight Re’s statutory capital and surplus of $762.2 million exceeded the Minimum Capital Requirement as well as the Prescribed Capital Requirement. For the years ended December 31, 2017, 2016 and 2015, Greenlight Re’s net income (loss) was $(38.2) million, $44.8 million, and $(309.5) million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2017 and 2016.

As of December 31, 2017, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2017, $33.0 million of dividends (2016: nil, 2015: $5.0 million) were declared and paid by Greenlight Re to the Company. As of December 31, 2017 and 2016, $432.5 million and $557.2 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of capital. As of December 31, 2017 and 2016, GRIL met such requirements. As of December 31, 2017 and 2016, GRIL’s statutory capital and surplus was $52.9 million and $52.4 million, respectively. As of December 31, 2017, GRIL’s statutory minimum capital required under Solvency II was approximately $9.9 million (2016: $9.9 million). GRIL’s statutory net income (loss) was $(3.7) million, $3.2 million and $(12.8) million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2017 and 2016, none of GRIL’s capital and surplus was available for distribution as dividends.

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

Link to Table of Contents

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

For the year ended December 31, 2017, 125,371 (2016: 153,648, 2015: 78,685) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2017, the Company also issued to non-employee directors an aggregate of 41,396 (2016: 39,288, 2015: 28,215) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2017, 46,943 (2016: 11,897, 2015: 9,621) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2017, in accordance with U.S. GAAP, no stock compensation expense (2016: $0.5 million, 2015: $0.1 million) relating to the forfeited restricted shares was reversed. The restricted shares forfeited during the year ended December 31, 2017 included 46,319 restricted shares relating to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2017, no stock compensation expense was reversed relating to the former CEO’s forfeited shares since $0.4 million of stock compensation expense was reversed during the fourth quarter of 2016, when it was deemed likely that these restricted shares would be forfeited.

The Company recorded $3.3 million of share-based compensation expense, net of the reversal for forfeitures, relating to restricted shares for the year ended December 31, 2017 (2016: $3.1 million, 2015: $3.6 million). As of December 31, 2017, there was $3.5 million (2016: $2.9 million, 2015: $3.7 million) of unrecognized compensation cost relating to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.6 years (2016: 1.6 years, 2015: 1.6 years). For the year ended December 31, 2017, the total fair value of restricted shares vested was $4.5 million (2016: $3.1 million, 2015: $3.2 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the years ended December 31, 2017 and 2016:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2015	307,013	$29.74
Granted	192,936	21.53
Vested	(122,620)	25.66
Forfeited	(11,897)	29.97
Balance at December 31, 2016	365,432	26.76
Granted	166,767	21.60
Vested	(153,746)	28.97
Forfeited	(46,943)	24.57
Balance at December 31, 2017	331,510	$23.45

Link to Table of Contents

Employee and Director Stock Options

For the year ended December 31, 2017, 480,000 Class A ordinary share purchase options were granted to the Company’s CEO, pursuant to his employment contract (2016 and 2015: 57,386 and 40,683, respectively, to the former CEO). These options vest 16.7% each on the anniversary thereof in 2018, 2019, 2020, 2021, 2022 and 2023, and expire 10 years after the grant date. The grant date fair value of these options was $9.60 per share (2016: $8.71 per share, 2015: $12.29), based on the Black-Scholes option pricing model.

For the year ended December 31, 2017, 42,250 Class A ordinary share purchase options were granted to the Company’s former interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100% on the date of the grant. The weighted average grant date fair value of these options was $9.90 per share based on the Black-Scholes option pricing model.

The estimate of expected volatility for options granted during 2017, 2016 and 2015 was based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to July 31, 2017.

The Company uses the Black-Scholes option pricing model to determine the valuation of its options and has applied the following weighted average assumptions:

	2017	2016	2015
Risk free rate	2.32%	1.54%	2.15%
Estimated volatility	31.4%	32.4%	32.8%
Expected term (in years)	10	10	10
Dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%

At the present time, the Board of Directors does not anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2017 was $1.3 million (2016: $0.9 million, 2015: $0.5 million) which was solely related to the options granted to the CEO. At December 31, 2017, the total compensation cost related to non-vested options not yet recognized was $3.7 million (2016: $0.0 million) to be recognized over a weighted average period of 3.3 years (2016: 0.0 years) assuming the employees complete their service period for vesting of the options.

For the year ended December 31, 2017, 50,000 stock options were exercised by directors and employees (2016: 421,000, 2015: 250,000) resulting in 5,011 Class A ordinary shares being issued, net of shares surrendered as a result of the cashless exercise of stock options (2016: 156,022, 2015: 158,925). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2014	1,116,308	$17.58	$7.73	$16.8	3.0 years
Granted	40,683	26.67	12.29
Exercised	(250,000)	11.10	5.57	$4.8
Balance at December 31, 2015	906,991	19.78	8.53	$2.6	2.9 years
Granted	57,386	19.87	8.71
Exercised	(421,000)	12.53	6.44	$3.1
Balance at December 31, 2016	543,377	25.40	10.17	$0.5	4.7 years
Granted	522,250	21.25	9.63
Exercised	(50,000)	19.60	10.18	$0.1
Balance at December 31, 2017	1,015,627	$23.55	$9.89	$—	6.9 years

Link to Table of Contents

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2017	December 31, 2016	December 31, 2015
Number of options exercisable	535,627	472,042	851,020
Weighted average exercise price	$25.66	$25.73	$19.22
Weighted average remaining contractual term	4.6	4.1	2.6
Intrinsic value ($ in millions)	$—	$0.4	$2.6

During the year ended December 31, 2017, 113,585 (2016: 42,022, 2015: 38,998) options vested which had a weighted average grant date fair value of $10.29 (2016: $11.90, 2015: $12.82).

Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the year ended December 31, 2017, 11,559 (2016: 7,444, 2015: 6,821) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Company recorded $0.2 million of share-based compensation expense (recovery), net of forfeitures, relating to RSUs for the year ended December 31, 2017 (2016: $(0.1) million, 2015: $0.2 million). The recovery for the year ended December 31, 2016 was due to reversal of share-based compensation expense previously recorded on RSUs that were forfeited during 2016.

Employee RSU activity during the years ended December 31, 2017 and 2016 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2015	22,170	$30.55
Granted	7,444	21.56
Vested	(1,799)	26.48
Forfeited	(11,881)	29.60
Balance at December 31, 2016	15,934	27.52
Granted	11,559	21.65
Vested	(4,695)	32.60
Balance at December 31, 2017	22,798	$23.50

For the years ended December 31, 2017, 2016 and 2015, the general and administrative expenses included stock compensation expense (net of forfeitures) of $4.9 million, $4.0 million and $4.3 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

Link to Table of Contents

11.      NET INVESTMENT INCOME

A summary of net investment income (loss) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	($ in thousands)
Realized gains (losses)	$87,618	$(113,836)	$22,227
Change in unrealized gains and losses	(41,444)	209,993	(265,401)
Investment related foreign exchange gains (losses)	(7,653)	2,988	(3,725)
Interest and dividend income, net of withholding taxes	25,510	23,915	15,313
Interest, dividend and other expenses	(23,937)	(22,334)	(31,092)
Investment advisor compensation	(19,863)	(24,543)	(19,246)
Net investment income (loss)	$20,231	$76,183	$(281,924)

Interest and dividend income in the above table are net of any withholding taxes. Investment returns are calculated monthly and compounded to calculate the annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account. For the year ended December 31, 2017, investment income, net of all fees and expenses, resulted in a gain of 1.5% on the investment portfolio. This compares to a gain of 7.2% and a loss of (20.2)% reported for the years ended December 31, 2016 and 2015, respectively.

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

Verdant is incorporated in Delaware, and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the IRS. Verdant’s taxable income is taxed at a marginal tax rate of 21%. GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax. GRIL is taxed at a rate of 12.5% on its trading income.

At December 31, 2017, a deferred tax asset of $1.7 million, primarily relating to GRIL’s net operating losses carried forward (2016: $1.3 million). At December 31, 2017, GRIL had a net operating loss carry forward of $13.9 million which can be carried forward indefinitely. At December 31, 2017 and 2016, no taxes recoverable were included in the consolidated balance sheets. Based on the likelihood of GRIL generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset and taxes recoverable will be fully realized in the future and therefore no valuation allowance has been recorded.

At December 31, 2017, Verdant had a net operating loss carry forward of $1.7 million which can be carried forward for a period of 20 years from the year the loss occurred and therefore will expire in 2033. The deferred tax asset associated with the net operating loss carried forward, has been offset by a valuation allowance as management does not anticipate that the carried forward amount will be realized.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Current tax (expense) benefit	$465	$(492)	$15
Deferred tax (expense) benefit	(14)	(17)	1,740
Income tax (expense) benefit	$451	$(509)	$1,755

The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, Greenlight Re, GRIL or Verdant.

Link to Table of Contents

Federal Excise Taxes

The United States also imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2017, 2016 and 2015, the Company incurred approximately $5.0 million, $3.9 million and $3.3 million, respectively, of federal excise taxes, net of any refunds received. These amounts are reflected as acquisition costs in the Company’s consolidated statements of income.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the year ended December 31, 2017, $2.1 million performance allocation (2016: $8.2 million, 2015: $0.0 million) was netted against gross investment income.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the year ended December 31, 2017 were management fees of $17.8 million (2016: $16.3 million, 2015: $19.2 million). The management fees have been fully paid as of December 31, 2017.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the year ended December 31, 2017, there were no indemnification payments payable or paid by the Company.

Non-controlling Interest in Related Party Joint Venture

Non-controlling interests in related party joint venture represents DME’s share of the jointly held assets under the venture agreement. The joint venture created through the venture agreement has been consolidated in accordance with ASC 810, Consolidation (ASC 810). The Company has recorded DME’s minority interests as redeemable non-controlling interests in related party and non-controlling interests in related party in the consolidated balance sheets. A portion of the non-controlling interest is subject to contractual withdrawal rights of DME whereas DME, at its sole discretion, can withdraw its interest above the minimum capital required to be maintained in its capital accounts. This additional capital is therefore recorded on the Company’s consolidated balance sheets within the mezzanine section as redeemable non-controlling interest in related party joint venture whereas the required minimum capital is recorded as non-controlling interests in related party joint venture within the equity section on the Company’s consolidated balance sheet since it does not have withdrawal rights.

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable non-controlling interests in related party, non-controlling interests in related party and total non-controlling interests in related party for the

Link to Table of Contents

years ended December 31, 2017, 2016 and 2015 (see Note 1 for additional information on changes in the presentation of non-controlling interests):

	Redeemable non-controlling interest in related party joint venture				Non-controlling interest in related party joint venture				Total non-controlling interest in related party joint venture
	Year ended December 31				Year ended December 31				Year ended December 31
	2017	2016	2015		2017	2016	2015		2017	2016	2015
Opening balance	$5,884	$12,265	$14,657	—	$11,561	$11,118	$14,233	—	$17,445	$23,382	$28,890
Income (loss) attributed to non-controlling interest	201	1,375	(2,392)	—	378	443	(3,115)	—	578	1,819	(5,508)
Net contribution into (withdrawal from) non-controlling interest	1,084	(7,756)	—	—	994	—	—	—	2,079	(7,756)	—
Ending balance	$7,169	$5,884	$12,265		$12,933	$11,561	$11,118		$20,102	$17,445	$23,382

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of December 31, 2017, $39.2 million (2016: $34.8 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

14.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2017, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	100,000	June 30, 2018	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2018	120 days prior to termination date
JP Morgan Chase Bank N.A.	100,000	January 27, 2018	120 days prior to termination date
	$600,000

On September 26, 2017, the Company provided a notice of cancellation to JP Morgan Chase Bank N.A. to terminate the letter of credit facility of $100.0 million effective on January 27, 2018. As of December 31, 2017, an aggregate amount of $188.5 million (2016: $255.4 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash and cash and cash equivalents. As of December 31, 2017, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $200.4 million (2016: $310.9 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends

Link to Table of Contents

to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2017 and 2016.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of December 31, 2017, collateral of $377.9 million (2016: $86.4 million) was provided to cedents in the form of regulatory trust accounts.

Revolving Credit Facility

During the year ended December 31, 2017, the Company entered into a secured revolving credit facility with The Bank of Nova Scotia (the “credit facility”), to provide funding for its investment activities. At December 31, 2017, the Company had the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $25.0 million at an interest rate of 2.47%. The Company had pledged $37.7 million of its physical gold holdings as collateral against the borrowed funds. For the year ended December 31, 2017, interest expense pursuant to the credit facility was $0.01 million and was included in net investment income (loss) in the consolidated statements of income. The credit facility matures on November 8, 2018 and can be extended for one year by the Company upon providing 120 days’ notice to the lender. The Company may terminate or reduce the commitment by giving 10-days’ notice prior to the effective date of termination or reduction and prepaying the applicable principal obligation and all interest accrued thereon. The credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets and restricts issuance of any debt without the consent of the credit facility provider. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2017.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of December 31, 2017.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2017.

The total rent expense related to leased office space for the year ended December 31, 2017 was $0.6 million, (2016: $0.6 million, 2015: $0.5 million).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of December 31, 2017, the Company had commitments to invest an additional $6.5 million (2016: $9.2 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of December 31, 2017.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2018	2019	2020	2021	2022	Thereafter	Total
	($ in thousands)
Operating lease obligations	$388	$155	$155	$58	$—	$—	$756
Private equity and limited partnerships (1)	6,522	—	—	—	—	—	6,522
	$6,910	$155	$155	$58	$—	$—	$7,278
(1) Given the nature of these investments, the Company is unable to determine with any degree of accuracy when these commitments will be called. Therefore, for purposes of the above table, the Company has assumed that all commitments with no fixed payment schedules will be called during the year ending December 31, 2018.

Link to Table of Contents

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

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company’s gross written premiums:

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Largest broker	$366,390	52.9%	$274,816	51.3%	$278,003	55.4%
2nd largest broker	125,320	18.1	104,684	19.5	110,246	22.0
	$491,710	71.0%	$379,500	70.8%	$388,249	77.4%

The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2017		2016		2015
	($ in thousands)
Property
Commercial	$18,388	2.7%	$16,180	3.0%	$15,633	3.1%
Motor	73,481	10.6	39,551	7.4	34,529	6.9
Personal	50,045	7.2	47,893	8.9	57,495	11.5
Total Property	141,914	20.5	103,624	19.3	107,657	21.5
Casualty
General Liability	33,519	4.8	34,450	6.4	27,620	5.5
Motor	287,749	41.5	227,030	42.4	203,624	40.6
Professional	44,910	6.5	37,847	7.1	65,607	13.1
Workers' Compensation	47,761	6.9	25,456	4.7	12,646	2.5
Total Casualty	413,939	59.7	324,783	60.6	309,497	61.7
Specialty
Accident & Health	69,803	10.1	52,114	9.7	56,784	11.3
Financial	48,448	7.0	34,658	6.5	6,699	1.3
Marine	6,574	1.0	9,127	1.7	9,283	1.8
Other	11,973	1.7	11,766	2.2	12,204	2.4
Total Specialty	136,798	19.8	107,665	20.1	84,970	16.8
	$692,651	100.0%	$536,072	100.0%	$502,124	100.0%

Link to Table of Contents

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2017		2016		2015
	($ in thousands)
U.S. and Caribbean	$606,510	87.6%	$432,144	80.6%	$383,236	76.3%
Worldwide (1)	86,714	12.5	97,810	18.2	104,336	20.8
Europe (2)	(612)	(0.1)	6,250	1.2	14,085	2.8
Asia (2)	39	—	(132)	—	467	0.1
	$692,651	100.0%	$536,072	100.0%	$502,124	100.0%
(1) “Worldwide” is comprised of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2017:

	2017
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$197,214	$174,889	$181,588	$138,960
Gross premiums ceded	(3,426)	(2,523)	(7,931)	(42,707)
Net premiums written	193,788	172,366	173,657	96,253
Change in net unearned premium reserves	(41,886)	(12,042)	(964)	44,832
Net premiums earned	151,902	160,324	172,693	141,085
Net investment income (loss)	11,618	(39,149)	63,976	(16,214)
Other income (expense), net	(7)	303	(520)	(336)
Total revenues	163,513	121,478	236,149	124,535
Expenses
Loss and loss adjustment expenses incurred, net	104,812	106,016	168,918	122,658
Acquisition costs, net	43,211	45,429	38,011	35,089
General and administrative expenses	6,743	6,347	8,202	5,064
Total expenses	154,766	157,792	215,131	162,811
Income (loss) before income tax expense	8,747	(36,314)	21,018	(38,276)
Income tax (expense) benefit	(121)	295	(65)	342
Net income (loss) including non-controlling interest	8,626	(36,019)	20,953	(37,934)
Loss (income) attributable to non-controlling interest in related party joint venture	(252)	550	(1,078)	202
Net income (loss)	$8,374	$(35,469)	$19,875	$(37,732)
Earnings (loss) per share
Basic	$0.22	$(0.96)	$0.53	$(1.02)
Diluted	$0.22	$(0.96)	$0.53	$(1.02)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,341,338	37,025,703	37,345,985	37,023,895
Diluted	37,376,649	37,042,506	37,375,273	37,023,895

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2016:

	2016
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$166,792	$92,237	$128,205	$148,838
Gross premiums ceded	(2,107)	(3,522)	(2,119)	(2,267)
Net premiums written	164,685	88,715	126,086	146,571
Change in net unearned premium reserves	(26,573)	36,867	(13,294)	(9,939)
Net premiums earned	138,112	125,582	112,792	136,632
Net investment income (loss)	28,435	(38,054)	32,945	52,857
Other income (expense), net	(271)	282	(192)	(754)
Total revenues	166,276	87,810	145,545	188,735
Expenses
Loss and loss adjustment expenses incurred, net	90,668	111,376	81,467	97,304
Acquisition costs, net	38,963	35,484	25,844	34,243
General and administrative expenses	6,999	4,994	6,937	6,878
Total expenses	136,630	151,854	114,248	138,425
Income (loss) before income tax	29,646	(64,044)	31,297	50,310
Income tax (expense) benefit	(204)	258	(305)	(258)
Net income (loss) including non-controlling interest	29,442	(63,786)	30,992	50,052
Loss (income) attributable to non-controlling interest in related party joint venture	(773)	791	(981)	(856)
Net income (loss)	$28,669	$(62,995)	$30,011	$49,196
Earnings (loss) per share
Basic	$0.77	$(1.69)	$0.80	$1.32
Diluted	$0.77	$(1.69)	$0.80	$1.31
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,107,039	37,281,392	37,323,575	37,381,714
Diluted	37,422,921	37,281,392	37,385,481	37,414,570

17. SUBSEQUENT EVENTS

For the month ended January 31, 2018, the Company’s investments in the related party joint venture managed by DME Advisors generated a net loss of 5.5%, or approximately $69.3 million, net of loss attributable to the non-controlling interest.

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2017

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Debt instruments, trading, at fair value	$16,448	$7,180	$7,180
Equity securities, trading, at fair value
Equities – listed	1,014,426	1,203,672	1,203,672
Total investments, trading	$1,030,874	$1,210,852	$1,210,852
Other investments, at fair value
Commodities	$101,184	$121,502	$121,502
Private and unlisted equity funds	25,316	30,630	30,630
Total other investments, at fair value	126,500	152,132	152,132
Total investments	$1,157,374	$1,362,984	$1,362,984

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2017	December 31, 2016
	($ in thousands)
Assets
Cash and cash equivalents	$84	$6
Investment in subsidiaries	815,009	888,095
Notes receivable	15,355	15,164
Due from subsidiaries	876	—
Total assets	$831,324	$903,265
Liabilities and equity
Liabilities
Due to subsidiaries	$—	$29,023
Total liabilities	—	29,023
Shareholders’ equity
Share capital	3,736	3,737
Additional paid-in capital	503,316	500,337
Retained earnings	324,272	370,168
Total shareholders’ equity	831,324	874,242
Total liabilities and equity	$831,324	$903,265

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2017	2016	2015
	($ in thousands)
Revenue
Investment income	$34,487	$952	$5,962
Total revenues	34,487	952	5,962
Expenses
General and administrative expenses	4,691	4,042	4,048
Net income (loss) before equity in earnings of consolidated subsidiaries	29,796	(3,090)	1,914
Equity in earnings of consolidated subsidiaries	(74,748)	47,971	(328,339)
Consolidated net income (loss)	$(44,952)	$44,881	$(326,425)

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2017	2016	2015
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	$(44,952)	$44,881	$(326,425)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Equity in earnings of consolidated subsidiaries	74,748	(47,971)	328,339
Share-based compensation expense	4,691	4,042	4,048
Net change in
Due from subsidiaries	(876)	—	15,276
Due to subsidiaries	(29,023)	12,037	16,986
Net cash (used in) provided by operating activities	4,588	12,989	38,450
Investing activities
Change in note receivable	(191)	(12,989)	(609)
Contributed surplus to subsidiaries, net	(1,500)	—	(20,000)
Net cash (used in) provided by investing activities	(1,691)	(12,989)	(20,836)
Financing activities
Short-swing sale profit from shareholder	—	—	83
Repurchase of Class A ordinary shares	(2,819)	—	(17,692)
Net cash (used in) provided by financing activities	(2,819)	—	(17,609)
Net increase (decrease) in cash and cash equivalents	78	—	5
Cash and cash equivalents at beginning of the year	6	6	1
Cash and cash equivalents at end of the year	$84	$6	$6
Supplementary information
Non cash consideration from (to) subsidiaries, net	$(162)	$72	$(227)

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Net investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2017	Property & Casualty	$62,350	$464,380	$255,818	$626,004	$20,231	$502,404	$161,740	$26,356	$692,651
2016	Property & Casualty	$61,022	$306,641	$222,527	$513,118	$76,183	$380,815	$134,534	$25,808	$536,072
2015	Property & Casualty	$59,823	$305,997	$211,954	$408,387	$(281,924)	$317,097	$116,207	$23,434	$502,124

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2017	Property & Casualty	$—	$56,587	$692,651	$636,064	109%
2016	Property & Casualty	$—	$10,015	$536,072	$526,057	102%
2015	Property & Casualty	$—	$9,001	$502,124	$493,123	102%

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.2 (1)	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 9, 2017).
10.3 (1)	Form of Restricted Stock Award Agreement by and between the Registrant and the Grantee (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-139993)
10.4 (1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993)
10.5 (1)	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-139993)
10.6 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Award (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement No. 333-139993)
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

Link to Table of Contents

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

10.38 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton dated July 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2017).

10.39 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Michael Belfatti dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2017)

10.40 (1)	Employment Agreement by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien dated February 16, 2018.
12.1	Ratio of earnings to fixed charges and preferred share dividends.
21.1	Subsidiaries of the registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

Link to Table of Contents

(1)	Management contract or compensatory plan or arrangement.