Form 10-Q
period 2018-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2018-04-30
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,283,898
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of April 27, 2018

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$19,350	$7,180
Equity securities, trading, at fair value	955,255	1,203,672
Other investments, at fair value	70,127	152,132
Total investments	1,044,732	1,362,984
Cash and cash equivalents	37,454	27,285
Restricted cash and cash equivalents	1,254,055	1,503,813
Financial contracts receivable, at fair value	54,131	12,893
Reinsurance balances receivable	326,256	301,762
Loss and loss adjustment expenses recoverable	39,482	29,459
Deferred acquisition costs, net	60,263	62,350
Unearned premiums ceded	25,450	25,120
Notes receivable, net	31,008	28,497
Other assets	3,818	3,230
Total assets	$2,876,649	$3,357,393
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$676,938	$912,797
Financial contracts payable, at fair value	15,397	22,222
Due to prime brokers and other financial institutions	574,800	672,700
Loss and loss adjustment expense reserves	484,599	464,380
Unearned premium reserves	255,758	255,818
Reinsurance balances payable	139,112	144,058
Funds withheld	15,610	23,579
Other liabilities	6,814	10,413
Total liabilities	2,169,028	2,505,967

Redeemable non-controlling interest in related party joint venture	6,705	7,169
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,295,933 (2017: 31,104,830): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2017: 6,254,715))	3,755	3,736
Additional paid-in capital	504,570	503,316
Retained earnings	181,520	324,272
Shareholders’ equity attributable to shareholders	689,845	831,324
Non-controlling interest in related party joint venture	11,071	12,933
Total equity	700,916	844,257
Total liabilities, redeemable non-controlling interest and equity	$2,876,649	$3,357,393

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three months ended March 31, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2018	2017
Revenues
Gross premiums written	$175,125	$197,214
Gross premiums ceded	(29,843)	(3,426)
Net premiums written	145,282	193,788
Change in net unearned premium reserves	562	(41,886)
Net premiums earned	145,844	151,902
Net investment income (loss) [net of related party expenses of $4,454 and $5,497]	(145,216)	11,618
Other income (expense), net	(487)	(7)
Total revenues	141	163,513
Expenses
Loss and loss adjustment expenses incurred, net	95,824	104,812
Acquisition costs, net	44,209	43,211
General and administrative expenses	5,956	6,743
Total expenses	145,989	154,766
Income (loss) before income tax	(145,848)	8,747
Income tax (expense) benefit	770	(121)
Net income (loss) including non-controlling interest	(145,078)	8,626
Loss (income) attributable to non-controlling interest in related party joint venture	2,326	(252)
Net income (loss)	$(142,752)	$8,374
Earnings (loss) per share
Basic	$(3.85)	$0.22
Diluted	$(3.85)	$0.22
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,087,169	37,341,338
Diluted	37,087,169	37,376,649

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$11,561	$885,803
Issue of Class A ordinary shares, net of forfeitures	7	—	—	7	—	7
Share-based compensation expense, net of forfeitures	—	843	—	843	—	843
Change in non-controlling interest in related party joint venture	—	—	—	—	328	328
Net income (loss)	—	—	8,374	8,374	—	8,374
Balance at March 31, 2017	$3,744	$501,180	$378,542	$883,466	$11,889	$895,355

Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	19	—	—	19	—	19
Share-based compensation expense, net of forfeitures	—	1,254	—	1,254	—	1,254
Change in non-controlling interest in related party joint venture	—	—	—	—	(1,862)	(1,862)
Net income (loss)	—	—	(142,752)	(142,752)	—	(142,752)
Balance at March 31, 2018	$3,755	$504,570	$181,520	$689,845	$11,071	$700,916

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2018	2017
Cash provided by (used in) operating activities
Net income (loss)	$(142,752)	$8,374
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	3,695	23,378
Net realized (gains) losses on investments and financial contracts	140,255	(48,967)
Foreign exchange (gains) losses on investments	387	6,480
Income (loss) attributable to total non-controlling interest in related party joint venture	(2,326)	252
Share-based compensation expense, net of forfeitures	1,273	850
Depreciation expense	92	92
Net change in
Reinsurance balances receivable	(24,494)	(49,321)
Loss and loss adjustment expenses recoverable	(10,023)	122
Deferred acquisition costs, net	2,087	(12,448)
Unearned premiums ceded	(330)	(778)
Other assets	(680)	494
Loss and loss adjustment expense reserves	20,219	33,389
Unearned premium reserves	(60)	42,741
Reinsurance balances payable	(4,946)	10,834
Funds withheld	(7,969)	(351)
Other liabilities	(3,599)	(888)
Performance compensation payable to related party	—	1,189
Net cash provided by (used in) operating activities	(29,171)	15,442
Investing activities
Purchases of investments, trading	(167,809)	(365,970)
Sales of investments, trading	431,737	239,048
Payments for financial contracts	(85,146)	(10,538)
Proceeds from financial contracts	18,665	47,295
Securities sold, not yet purchased	139,683	323,273
Dispositions of securities sold, not yet purchased	(448,376)	(345,313)
Change in due to prime brokers and other financial institutions	(97,900)	238,968
Change in notes receivable, net	(2,511)	(1,502)
Net cash provided by (used in) investing activities	(211,657)	125,261
Financing activities
Net cash provided by (used in) financing activities	—	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,239	(1,192)
Net increase (decrease) in cash, cash equivalents and restricted cash	(239,589)	139,511
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	1,531,098	1,242,509
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$1,291,509	$1,382,020
Supplementary information
Interest paid in cash	$3,867	$1,883
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2018

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full calendar year.

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

Effective from the year ended December 31, 2017, the Company presented the redeemable non-controlling interest in the related party joint venture in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The comparative condensed consolidated statement of shareholders’ equity for the three months ended March 31, 2017 has been reclassified to conform to the current period presentation of the redeemable non-controlling interest in the related party joint venture. The reclassification had no impact on shareholders’ equity attributable to shareholders or retained earnings. In addition, this change did not impact the condensed consolidated statements of income, earnings per share or condensed consolidated statement of cash flows. See Note 8 for additional information regarding the non-controlling interests in the related party joint venture.

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

The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$37,454	$27,285
Restricted cash and cash equivalents	1,254,055	1,503,813
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$1,291,509	$1,531,098

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of a contract. A reinstatement premium is not due until there is a loss event and, therefore, in accordance with U.S. GAAP, the Company records a reinstatement premium as written only in the event that a client incurs a loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium upon the occurrence of a loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums, that are contractually calculated on a pro-rata basis of the original contract period, are earned over the remaining coverage period. For additional premiums which are due on a contract that has no remaining coverage period, the additional premiums are earned in full when due.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2018 and December 31, 2017, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of March 31, 2018, $19.3 million (December 31, 2017: $11.9 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three months ended March 31, 2018, $8.0 million (2017: $2.7 million) of net profit commission expense was included in acquisition costs in the condensed consolidated statements of income.

Funds Withheld

Funds withheld include reinsurance balances retained by the Company on retroceded contracts as collateral in accordance with the contract terms. Any interest expense that the Company incurs while these funds are withheld, are included under net investment income (loss) in the condensed consolidated statements of income.

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

At March 31, 2018, $12.9 million of notes receivable (net of any valuation allowance) were on non-accrual status (December 31, 2017: $14.4 million) and any payments received were applied to reduce the recorded value of the notes.

At March 31, 2018 and December 31, 2017, $0.03 million and $0.1 million, respectively, of accrued interest was included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at March 31, 2018 and December 31, 2017, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk. The deposit method of accounting requires an asset or liability to be recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the condensed consolidated statements of income as other income or expense. The Company’s deposit assets and liabilities are recorded in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable, respectively. At March 31, 2018, deposit assets and deposit liabilities were $11.7 million and $36.9 million, respectively, (December 31, 2017: $19.4 million and $28.1 million, respectively). For the three months ended March 31, 2018, interest expense and interest income on deposit accounted contracts were $0.1 million and $0.2 million, respectively. For the three months ended March 31, 2017, there were no material interest expense or interest income on deposit accounted contracts.

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

The Company’s “other investments” may include investments in private and unlisted equity securities, limited partnerships and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments. For certain private equity fund investments, the Company has elected to measure the fair value using the net asset value practical expedient allowed under U.S. GAAP, and, accordingly, these investments are not classified as Level 1, 2 or 3 in the fair value hierarchy.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets are included in financial contracts receivable. Derivative financial instrument liabilities are generally included in financial contracts payable. The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off outstanding balances due from the defaulting party against payments owed to the defaulting party or collateral held by the non-defaulting party. The Company may, from time to time, enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for U.S GAAP purposes.

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

U.S. GAAP requires the Company to recognize share-based compensation transactions using the fair value at the grant date of the award. The Company measures compensation for restricted shares and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. For restricted shares and RSUs with both service and performance vesting conditions, the expense is recognized based on management’s estimate of the probability of the performance conditions being achieved based on historical results and expectations of future results. If the performance conditions is expected to be met, the expense is attributed to the period for which the requisite service has been rendered. For restricted shares and RSUs with only service vesting conditions, the expense is recognized on a straight line basis over the vesting period, net of any estimated or expected forfeitures.

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

For share purchase options issued under the employee stock incentive plan, the compensation cost is calculated and expensed over the vesting periods on a graded vesting basis (see Note 7).

If actual results differ significantly from these estimates and assumptions, particularly in relation to the Company’s estimation of volatility which requires the most judgment, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

Foreign Exchange

The reporting and functional currency of the Company and all its subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are translated at the exchange rate in effect at the balance sheet date and translation exchange gains and losses, if any, are included in “other income (expense), net” in the condensed consolidated statements of income.

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

	Three months ended March 31
	2018	2017
Weighted average shares outstanding - basic	37,087,169	37,341,338
Effect of dilutive employee and director share-based awards	—	35,311
Weighted average shares outstanding - diluted	37,087,169	37,376,649
Anti-dilutive stock options outstanding	1,015,627	335,991
Participating securities excluded from calculation of loss per share	460,155	—

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

Verdant is incorporated in Delaware and, therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21%. Verdant’s tax years 2014 and beyond, remain open and subject to examination by the IRS.

GRIL is incorporated in Ireland and, therefore, is subject to the Irish corporation tax rate of 12.5% on its trading income, and 25% on its non-trading income, if any.

Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized in the future. The Company has not taken any income tax positions that are subject to significant uncertainty or that are reasonably likely to have a material impact on the Company.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01, among other things, requires equity investments to be measured at fair value with changes in fair value recognized in net income or loss, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and the adoption of this guidance did not have any significant impact on the Company’s net income or loss or retained earnings. since the Company’s investments are classified as “trading” and the unrealized gains and losses are recognized in net income or loss. The Company has implemented the new disclosures required under ASU 2016-01 commencing from the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company currently has two operating leases for its office spaces as disclosed in Note 9 of the condensed consolidated financial statements which will be recognized as right-of-use asset upon adoption of ASU 2016-02. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-02 during the first quarter of fiscal year 2019.

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

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2016-18 during the first quarter of fiscal year 2018 and amended the presentation in the statement of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the condensed consolidated statements of cash flows and retrospectively reclassified comparative periods presented. The adoption had no impact on the Company’s net income or loss or retained earnings.

The FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers”, and related amendments, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13,  (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 becomes effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted Topic 606 during the first quarter of the fiscal year 2018 and since all of the Company’s revenues relate to reinsurance contracts and investment income, the adoption of Topic 606 did not have a material impact on the Company’s revenues and related disclosures.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2018:

	Fair value measurements as of March 31, 2018
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$18,465	$885	$19,350
Listed equity securities	943,121	12,134	—	955,255
Commodities	38,382	—	—	38,382
Private and unlisted equity securities	—	—	6,135	6,135
	$981,503	$30,599	$7,020	$1,019,122
Unlisted equity funds measured at net asset value (1)				25,610
Total investments				$1,044,732
Financial contracts receivable	$1,074	$53,057	$—	$54,131

Liabilities:
Listed equity securities, sold not yet purchased	$(567,950)	$—	$—	$(567,950)
Debt instruments, sold not yet purchased	—	(108,988)	—	(108,988)
Total securities sold, not yet purchased	$(567,950)	$(108,988)	$—	$(676,938)
Financial contracts payable	$—	$(15,397)	$—	$(15,397)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2017:

	Fair value measurements as of December 31, 2017
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$6,300	$880	$7,180
Listed equity securities	1,181,150	22,522	—	1,203,672
Commodities	121,502	—	—	121,502
Private and unlisted equity securities	—	—	6,108	6,108
	$1,302,652	$28,822	$6,988	$1,338,462
Unlisted equity funds measured at net asset value (1)				24,522
Total investments				$1,362,984
Financial contracts receivable	$22	$12,871	$—	$12,893

Liabilities:
Listed equity securities, sold not yet purchased	$(812,652)	$—	$—	$(812,652)
Debt instruments, sold not yet purchased	—	(100,145)	—	(100,145)
Total securities sold, not yet purchased	$(812,652)	$(100,145)	$—	$(912,797)
Financial contracts payable	$—	$(22,222)	$—	$(22,222)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.

 The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2018
Assets
	Debt instruments	Private and unlisted equity securities	Total
($ in thousands)
Beginning balance	$880	$6,108	$6,988
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	5	27	32
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$885	$6,135	$7,020

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2018.

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

During the three months ended March 31, 2017, 1.8 million of the private equity securities were transferred from Level 3 to Level 2 as these securities commenced trading on a listed exchange. However, due to lock-up period restrictions on those securities, they were classified as Level 2 upon transfer until the lock-up period expires. As of March 31, 2017, the fair value of these securities was based on the last traded price on an active market, adjusted for an estimated discount due to the lock-up restriction. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2017.

As of March 31, 2018, the Company held investments in unlisted equity funds of $25.6 million (December 31, 2017: $24.5 million) with fair values measured using the unadjusted net asset values and performance estimates as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to March 31, 2018. The unlisted equity funds have varying lock-up periods and, as of March 31, 2018, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments. One of the unlisted equity funds may be redeemed after December 31, 2018 while the redemption restrictions for the other funds are not expected to lapse in the near future. As of March 31, 2018, the Company had $7.1 million (December 31, 2017: $6.5 million) of unfunded commitments relating to unlisted equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

For the three months ended March 31, 2018 and 2017, there were no net realized gains or losses included in net investment loss in the condensed consolidated statements of income relating to Level 3 securities.

For Level 3 securities still held as of the reporting date, the change in net unrealized gains for the three months ended March 31, 2018 of $0.03 million (December 31, 2017: net unrealized gains $0.2 million), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At March 31, 2018, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$3,437	$—	$(2,464)	$973
Corporate debt – Non U.S.	2,109	—	(2,082)	27
Municipal debt – U.S.	10,397	7,953	—	18,350
Total debt instruments	$15,943	$7,953	$(4,546)	$19,350

At December 31, 2017, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$8,508	$—	$(7,186)	$1,322
Corporate debt – Non U.S.	2,109	—	(2,057)	52
Municipal debt – U.S.	5,831	—	(25)	5,806
Total debt instruments	$16,448	$—	$(9,268)	$7,180

The maturity distribution for debt instruments held at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018		December 31, 2017
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$1,551	$243	$7,557	$441
From one to five years	1,143	236	—	—
From five to ten years	2,859	1,425	2,109	52
More than ten years	10,390	17,446	6,782	6,687
	$15,943	$19,350	$16,448	$7,180

Equity securities, trading

At March 31, 2018, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$863,334	$126,207	$(34,286)	$955,255
Total equity securities	$863,334	$126,207	$(34,286)	$955,255

At December 31, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,014,426	$208,350	$(19,104)	$1,203,672
Total equity securities	$1,014,426	$208,350	$(19,104)	$1,203,672

Other Investments

“Other investments” include commodities and private securities and unlisted funds. As of March 31, 2018 and December 31, 2017, all commodities were comprised of gold bullion.

At March 31, 2018, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$29,493	$8,889	$—	$38,382
Private and unlisted equity funds	25,374	6,371	—	31,745
	$54,867	$15,260	$—	$70,127

At December 31, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$101,184	$20,318	$—	$121,502
Private and unlisted equity funds	25,316	5,314	—	30,630
	$126,500	$25,632	$—	$152,132

Private and unlisted equity funds include private equity securities that did not have readily determinable fair values. At March 31, 2018 the carrying value of the private equity securities was $4.0 million (December 31, 2017: $3.9 million). The carrying values of the private equity securities are determined based on the original cost and any subsequent changes in the valuation based on periodic third party valuations or recent observable transactions of those securities. There were no meaningful upward or downward adjustments to the carrying values of the private equity securities for the three months ended March 31, 2018.

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

At March 31, 2018, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$(3,086)	$—	$(7)	$(3,093)
Equities – listed	(470,844)	$16,131	(108,062)	(562,775)
Exchange traded funds	(5,872)	696	—	(5,176)
Sovereign debt – Non U.S.	(96,230)	—	(9,664)	(105,894)
	$(576,032)	$16,827	$(117,733)	$(676,938)

At December 31, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$—	$—	$—	$—
Equities – listed	(643,148)	17,541	(187,045)	(812,652)
Exchange traded funds	—	—	—	—
Sovereign debt – Non U.S.	(96,231)	—	(3,914)	(100,145)
	$(739,379)	$17,541	$(190,959)	$(912,797)

Financial Contracts

As of March 31, 2018 and December 31, 2017, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At March 31, 2018, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Futures	USD	84,852	$1,074
Interest rate options	USD	1,104,000	923
Interest rate swaps	JPY	22,565	148
Put options	USD	112,568	47,301
Total return swaps – equities	EUR/KRW/RON/USD	93,723	4,685
Warrants and rights on listed equities	USD	2	—
Total financial contracts receivable, at fair value			$54,131
Financial contracts payable
Call options	USD	470	$(112)
Commodity Swaps	USD	19,487	(141)
Forwards	KRW	63,293	(192)
Put options	USD	29,278	(13,069)
Total return swaps – equities	EUR/USD	33,311	(1,883)
Total financial contracts payable, at fair value			$(15,397)
(1) USD = US Dollar; EUR = Euro; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.

At December 31, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	2,656	$91
Commodity Swaps	USD	17,833	2,142
Forwards	KRW	41,379	801
Futures	USD	5,874	12
Interest rate swaps	JPY	21,269	479
Put options (2)	USD	155	1
Total return swaps – equities	EUR/GBP/USD	34,965	9,357
Warrants and rights on listed equities	EUR/USD	29	10
Total financial contracts receivable, at fair value			$12,893
Financial contracts payable
Commodity Swaps	USD	26,795	$(353)
Put options	USD	130	(14)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	60,663	(21,855)
Total financial contracts payable, at fair value			$(22,222)
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

As of March 31, 2018, the Company held $47.3 million OTC put options (long) (December 31, 2017: nil) and $13.0 million OTC put options (short) (December 31, 2017: nil).

During the three months ended March 31, 2018 and 2017, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended March 31
		2018	2017
		($ in thousands)
Forwards	Net investment income (loss)	$(123)	$623
Futures	Net investment income (loss)	(1,949)	(513)
Interest rate options	Net investment income (loss)	(637)	—
Interest rate swaps	Net investment income (loss)	(331)	105
Options, warrants, and rights	Net investment income (loss)	1,087	(7,528)
Commodity swaps	Net investment income (loss)	1,848	(6,959)
Total return swaps – equities	Net investment income (loss)	(19,031)	10,311
Total		$(19,136)	$(3,961)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three months ended March 31, 2018, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2018	Three months ended March 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$54,372	$33,328
Futures	335,241	257,912
Interest rate options (1)	1,104,000	—
Options, warrants and rights (1)	172,580	17,366
Commodity swaps	—	28,975
Total return swaps	8,637	19,136
Total	$1,674,830	$356,717
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three months ended March 31, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2017	Three months ended March 31
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Forwards	$3,476	$—
Futures	29,510	24,069
Options, warrants and rights (1)	347,918	110,102
Commodity swaps	—	8,182
Total return swaps	232,118	60,607
Total	$613,022	$202,960
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

As of March 31, 2018, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

March 31, 2018	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$54,131	$—	$54,131	$(15,397)	$(23,290)	$15,444
Financial contracts payable	(15,397)	—	(15,397)	15,397	—	—

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

4.        DUE TO PRIME BROKERS AND OTHER FINANCIAL INSTITUTIONS

As of March 31, 2018, the amount due to prime brokers is comprised of margin-borrowing from prime brokers and custodians relating to investments purchased on margin as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit and trust accounts (see Note 9). Under term margin agreements with prime brokers and revolving credit facilities with custodians and certain letter of credit facility agreements, the Company pledges certain investment securities to borrow cash. The cash borrowed under letter of credit facility agreements is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers or custodians which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers and custodians is included on the condensed consolidated balance sheets as due to prime brokers and other financial institutions while the cash held in the custodial account and trust accounts are included on the condensed consolidated balance sheets as restricted cash and cash equivalents.

	March 31, 2018	December 31, 2017
	($ in thousands)
Due to Prime Brokers	$544,800	$647,700
Due to Other Financial Institutions	30,000	25,000
	$574,800	$672,700

Greenlight Re’s investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the three months ended March 31, 2018.
At March 31, 2018 and December 31, 2017, loss and loss adjustment expense reserves were comprised of the following:

Consolidated	March 31, 2018	December 31, 2017
	($ in thousands)
Case reserves	$183,013	$178,088
IBNR	301,586	286,292
Total	$484,599	$464,380

At March 31, 2018 and December 31, 2017, the loss and loss adjustment expense reserves relating to health were $23.9 million and $22.2 million, respectively.

A summary of changes in outstanding loss and loss adjustment expense reserves for the three months ended March 31, 2018 and 2017 is as follows:

Consolidated	2018	2017
	($ in thousands)
Gross balance at January 1	$464,380	$306,641
Less: Losses recoverable	(29,459)	(2,704)
Net balance at January 1	434,921	303,937
Incurred losses related to:
Current year	98,558	99,807
Prior years	(2,734)	5,005
Total incurred	95,824	104,812
Paid losses related to:
Current year	(17,161)	(15,930)
Prior years	(69,703)	(55,920)
Total paid	(86,864)	(71,850)
Loss portfolio transfer	—	—
Foreign currency revaluation	1,236	549
Net balance at March 31	445,117	337,448
Add: Losses recoverable	39,482	2,582
Gross balance at March 31	$484,599	$340,030

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the three months ended March 31, 2018 and 2017 are as follows:

Health	2018	2017
	($ in thousands)
Gross balance at January 1	$22,181	$18,993
Less: Losses recoverable	—	—
Net balance at January 1	22,181	18,993
Incurred losses related to:
Current year	11,992	10,015
Prior years	830	(261)
Total incurred	12,822	9,754
Paid losses related to:
Current year	(1,872)	(2,123)
Prior years	(9,231)	(9,416)
Total paid	(11,103)	(11,539)
Foreign currency revaluation	—	—
Net balance at March 31	23,900	17,208
Add: Losses recoverable	—	—
Gross balance at March 31	$23,900	$17,208

For the three months ended March 31, 2018, the net losses incurred relating to prior accident years decreased by $2.7 million, which primarily related to the following:

•	$6.1 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes resulting from updated reporting received from cedents.

•	$3.5 million of favorable loss development on prior period mortgage insurance contracts resulting from continued favorable claims experience.

•	$3.2 million of adverse loss development on solicitors professional indemnity contracts resulting from adverse reporting of claims in excess of expected claims during the quarter.

•	$1.9 million of adverse loss development on general liabilities contracts across two accounts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience.

•	$1.2 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deteriorations in circumstances on several previously reported claims for a single legacy contract.

•	The remaining $0.6 million of adverse loss development was due to development across various other property, casualty and other contracts.

For the three months ended March 31, 2017, the net loss reserves on prior accident years increased by $5.0 million, primarily related to the adverse loss development on Florida homeowners’ insurance contracts relating to the practice of “assignment of benefits” and two large claims reported on a surety contract. There were no other significant developments of prior period reserves during the three months ended March 31, 2017.

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

For the three months ended March 31, 2018, loss and loss adjustment expenses incurred of $95.8 million (2017: $104.8 million), reported on the condensed consolidated statements of income, are net of loss and loss expenses recovered and recoverable of $19.4 million (2017: $0.1 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2018, the Company had losses receivable and loss reserves recoverable of $33.8 million (December 31, 2017: $26.3 million) from unrated retrocessionaires which were secured by cash and collateral held in trust accounts for the benefit of the Company. At March 31, 2018, $5.7 million (December 31, 2017: $3.1 million) of losses recoverable were from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2018 and December 31, 2017, no provision for uncollectible losses recoverable was considered necessary.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 5,000,000 (December 31, 2017: 5,000,000) Class A ordinary shares. As of March 31, 2018, 1,056,451 (December 31, 2017: 1,271,154) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the three months ended March 31, 2018, 189,329 (2017: 113,955) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. For the three months ended March 31, 2018, 30,660 of the restricted shares granted contained service and performance conditions.

These restricted shares will cliff vest 5.5 years from the date of issuance, subject to the satisfaction of both the service and performance conditions.

For the three months ended March 31, 2018, 2,279 (2017: 46,319) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2018, in accordance with U.S. GAAP, $0.02 million stock compensation expense (2017: nil) relating to the forfeited restricted shares was reversed. The restricted shares forfeited during the three months ended March 31, 2017 related to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2017, no stock compensation expense was reversed relating to the former CEO’s forfeited shares since the stock compensation relating to those restricted shares was reversed during the fourth quarter of 2016, when it was deemed likely that these restricted shares would be forfeited.

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2018:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2017	331,510	$23.45
Granted	189,329	15.90
Vested	(58,405)	32.21
Forfeited	(2,279)	21.61
Balance at March 31, 2018	460,155	$19.24

Employee and Director Stock Options

For the three months ended March 31, 2018 and 2017, no Class A ordinary share purchase options were granted.

For the three months ended March 31, 2018 and 2017, no stock options were exercised by directors or employees resulting in no Class A ordinary shares issued. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the three months ended March 31, 2018, no stock options vested. For the three months ended March 31, 2017, 71,335 stock options vested, relating to the resignation of the former CEO, which had a weighted average grant date fair value of $10.51 per share, pursuant to the former CEO’s deed of settlement and release. At March 31,2017 there was no remaining compensation cost to be recognized in future periods relating to the former CEO’s stock options as the expense was recognized in full as of December 31, 2016 when it was deemed likely that the stock options would vest.

Employee and director stock option activity during the three months ended March 31, 2018 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2017	1,015,627	$23.55	$9.89	$—	6.9 years
Granted	—	—	—
Exercised	—	—	—
Balance at March 31, 2018	1,015,627	$23.55	$9.89	$—	6.7 years

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the three months ended March 31, 2018, 28,301 (2017: 11,559) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the three months ended March 31, 2018, 648 (2017: nil) RSUs were forfeited by employees, resulting in an immaterial reversal (2017: nil) of stock compensation expense.

Employee RSU activity during the three months ended March 31, 2018 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2017	22,798	$23.50
Granted	28,301	15.90
Vested	(4,053)	32.21
Forfeited	(648)	21.65
Balance at March 31, 2018	46,398	$18.13

For the three months ended March 31, 2018 and 2017, the general and administrative expenses included stock compensation expense (net of forfeitures) of $1.3 million and $0.9 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

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

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2018, no performance allocation was deducted due to the investment loss (2017: $1.2 million).

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three months ended March 31, 2018 were management fees of $4.5 million (2017: $4.3 million). The management fees have been fully paid as of March 31, 2018.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the three months ended March 31, 2018, there were no indemnification payments payable or paid by the Company.

Non-controlling Interest in Related Party Joint Venture

Non-controlling interests in related party joint venture represents DME’s share of the jointly held assets under the venture agreement. The joint venture created through the venture agreement has been consolidated in accordance with ASC 810, Consolidation (ASC 810). The Company has recorded DME’s minority interests as redeemable non-controlling interests in related party and non-controlling interests in related party in the condensed consolidated balance sheets. A portion of the non-controlling interest is subject to contractual withdrawal rights whereby DME, at its sole discretion, can withdraw its interest above the minimum capital required to be maintained in its capital accounts. This additional capital is therefore recorded on the Company’s condensed consolidated balance sheets within the mezzanine section as redeemable non-controlling interest in related party joint venture whereas the required minimum capital is recorded as non-controlling interests in related party joint venture within the equity section on the Company’s condensed consolidated balance sheet since it does not have withdrawal rights.

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable non-controlling interests in related party, non-controlling interests in related party and total non-controlling interests in related party for the three months ended March 31, 2018 and 2017 (see Note 1 for additional information on changes in the presentation of non-controlling interests):

	Redeemable non-controlling interest in related party joint venture			Non-controlling interest in related party joint venture			Total non-controlling interest in related party joint venture
	Three months ended March 31			Three months ended March 31			Three months ended March 31
	2018	2017		2018	2017		2018	2017
Opening balance	$7,169	$5,884	—	$12,933	$11,561	—	$20,102	$17,445
Income (loss) attributed to non-controlling interest	(853)	(76)	—	(1,473)	328	—	(2,326)	252
Net contribution into (withdrawal from) non-controlling interest	389	—	—	(389)	—	—	—	—
Ending balance	$6,705	$5,808		$11,071	$11,889		$17,776	$17,697

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of March 31, 2018, $37.8 million (December 31, 2017: $39.2 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company, along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2018, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$50,000	June 30, 2018	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2018	120 days prior to termination date
	$450,000

On March 28, 2018, the Butterfield Bank facility was decreased from $100.0 million to $50.0 million As of March 31, 2018, an aggregate amount of $193.8 million (December 31, 2017: $188.5 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of March 31, 2018, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $198.7 million (December 31, 2017: $200.4 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2018 and December 31, 2017.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of March 31, 2018, collateral of $363.0 million (December 31, 2017: $377.9 million) was provided to cedents in the form of regulatory trust accounts.

Revolving Credit Facility

The Company has entered into a secured revolving credit facility with The Bank of Nova Scotia (the “credit facility”), to provide funding for its investment activities. At March 31, 2018, the Company had the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $30.0 million (December 31, 2017: $25.0 million). At March 31, 2018, the interest rate on the credit facility was 2.87% (December 31, 2017: 2.47%) and the Company had pledged $38.4 million (December 31, 2017: $37.7 million) of its physical gold holdings as collateral against the borrowed funds. For the three months ended March 31, 2018, interest expense pursuant to the credit facility was $0.2 million (2017: nil) and was included in net investment loss in the condensed consolidated statements of income. The credit facility matures on November 8, 2018 and can be extended for one year by the Company upon providing 120 days’ notice to the lender. The Company may terminate or reduce the commitment by giving 10-days’ notice prior to the effective date of termination or reduction and prepaying the applicable principal obligation and all interest accrued thereon. The credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets and restricts issuance of any debt without the consent of the credit facility provider. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2018.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expire on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. Included in the schedule below are the minimum lease payment obligations relating to these leases as of March 31, 2018.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2018.

The total rent expense related to leased office space for the three months ended March 31, 2018 was $0.2 million (2017: $0.2 million).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of March 31, 2018, the Company had commitments to invest an additional $7.1 million (December 31, 2017: $6.5 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of March 31, 2018.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2018	2019	2020	2021	2022	Thereafter	Total
	($ in thousands)
Operating lease obligations	$233	$155	$155	$57	$—	$—	$600
Private equity and limited partnerships (1)	7,075	—	—	—	—	—	7,075
	$7,308	$155	$155	$57	$—	$—	$7,675
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

10.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:
Gross Premiums Written by Line of Business

	Three months ended March 31
	2018		2017
	($ in thousands)
Property
Commercial	$3,896	2.3%	$5,170	2.6%
Motor	23,013	13.1	15,744	8.0
Personal	2,464	1.4	21,573	10.9
Total Property	29,373	16.8	42,487	21.5

Casualty
General Liability	5,584	3.2	9,499	4.8
Motor Liability	84,625	48.3	78,341	39.7
Professional Liability	5,395	3.1	14,553	7.4
Workers' Compensation	7,380	4.2	10,536	5.4
Total Casualty	102,984	58.8	112,929	57.3

Other
Accident & Health	28,738	16.4	23,739	12.1
Financial	11,447	6.5	12,056	6.1
Marine	1,095	0.6	2,223	1.1
Other Specialty	1,488	0.9	3,780	1.9
Total Other	42,768	24.4	41,798	21.2
	$175,125	100.0%	$197,214	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2018		2017
	($ in thousands)
U.S. and Caribbean	$157,707	90.1%	$171,758	87.1%
Worldwide (1)	17,278	9.8	25,294	12.8
Europe	186	0.1	146	0.1
Asia (2)	(46)	—	16	—
	$175,125	100.0%	$197,214	100.0%
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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2018 and 2017 and financial condition as of March 31, 2018 and December 31, 2017. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by U.S. GAAP. Prior to 2018, we analyzed and discussed our underwriting operations using two categories: frequency and severity. Effective from 2018, we no longer analyze our business based on frequency/severity and instead we analyze our business based on the following categories:

●	Property
●	Casualty
●	Other

Property business includes automobile physical damage, personal lines (including homeowners’s insurance) and commercial lines. Property business includes both catastrophe as well as non-catastrophe coverage. We expect the catastrophe business to make up a smaller proportion of the property business. Property business is generally expected to have losses reported and paid quicker than casualty business.

Casualty business includes general liability, motor liability, professional liability and workers’ compensation coverage. Casualty business generally has losses reported and paid over a longer period of time than property business.

Other business mainly includes accident and health, financial lines (including mortgage insurance, surety and trade credit), marine, and to a lesser extent, other specialty business such as aviation, energy, cyber and terrorism.

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital.  Much of the global property and casualty reinsurance marketplace has experienced an extended period of rate pressure and reductions, and despite some positive rate movement during the January 1, 2018 renewals, this pressure continues along with an increased focus on expenses at all points in the risk placement chain. Certain participants in the industry have attempted to mitigate rate pressure and rate reductions by increasing scale, but we believe that throughout the industry there is an ongoing focus on lowering internal expenses as a source of efficiency.
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
We expect that innovations in the technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries will have an increasingly significant effect on the markets in which we operate. In light of our expectations in these areas, we recently announced the formation of Greenlight Re Innovations, our internal effort to develop and implement product and service innovations in the insurance space.
We will continue to monitor market conditions in order to best position ourselves to participate where an appropriate risk reward profile exists. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio shape and performance.
Our investment portfolio had a net long exposure of 30.0% as of March 31, 2018. The first quarter of 2018 proved to be difficult for the portfolio and our value investment style. Our goal for 2018, however, remains the same: to protect capital and to find investment opportunities on both our long and short portfolios that we believe will generate adequate risk adjusted returns. There are many global economic, investment and political uncertainties that may impact our business, including rising interest rates and potential trade disputes. Given the uncertainties, for the foreseeable future we expect to maintain comparatively lower net equity exposures and to hold a significant position in gold and other macro positions.

Critical Accounting Policies

Our condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2017 affect the more significant estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

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

Basic adjusted book value per share is considered a non-GAAP financial measure because it excludes from the total equity the non-controlling interest in related party joint venture. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. We adjust the total equity by excluding the non-controlling interest in related party joint venture because it does not reflect the equity attributable to our shareholders. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$700,916	$844,257	$880,333	$858,517	$895,355
Less: Non-controlling interest in joint venture	(11,071)	(12,933)	(12,828)	(11,780)	(11,889)
Numerator for basic adjusted book value per share	689,845	831,324	867,505	846,737	883,466
Add: Proceeds from in-the-money stock options issued and outstanding	—	13,859	14,028	4,000	4,245
Numerator for fully diluted adjusted book value per share	$689,845	$845,183	$881,533	$850,737	$887,711
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	37,550,648	37,359,545	37,348,753	37,367,094	37,438,658
Add: In-the-money stock options and RSUs issued and outstanding	46,398	679,684	687,351	217,684	230,184
Denominator for fully diluted adjusted book value per share	37,597,046	38,039,229	38,036,104	37,584,778	37,668,842
Basic adjusted book value per share	$18.37	$22.25	$23.23	$22.66	$23.60
Fully diluted adjusted book value per share	18.35	22.22	23.18	22.64	23.57

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended March 31
	2018	2017
	($ in thousands)
Income (loss) before income tax	$(145,848)	$8,747
Add (subtract):
Investment (income) loss	145,216	(11,618)
Other (income) expense	670	7
Corporate expenses	2,463	2,632
Net underwriting income (loss)	$2,501	$(232)

Results of Operations

Three months ended March 31, 2018 and 2017

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share.

For the three months ended March 31, 2018, the fully diluted adjusted book value per share decreased by $3.87 per share, or 17.4%, to $18.35 per share from $22.22 per share at December 31, 2017. For the three months ended March 31, 2018, the basic adjusted book value per share decreased by $3.88 per share, or 17.4%, to $18.37 per share from $22.25 per share at December 31, 2017.

For the three months ended March 31, 2018, we reported a net loss of $142.8 million, compared to a net income of $8.4 million reported for the same period in 2017. The net underwriting income for the three months ended March 31, 2018 was $2.5 million, compared to an underwriting loss of $0.2 million reported for the same period in 2017. For the three months ended March 31, 2018, our composite ratio was 96.0%, compared to 97.4% during the same period in 2017. Our net investment loss for the three months ended March 31, 2018 was $145.2 million, compared to net investment income of $11.6 million reported for the same period in 2017. Our investment portfolio reported a loss of 11.8% for the three months ended March 31, 2018, compared to a gain of 0.9% for the same period in 2017. General and administrative expenses for the three months ended March 31, 2018 decreased to $6.0 million from $6.7 million for the three months ended March 31, 2017, primarily due to lower bonus expense partially offset by increase in salary and other personnel expenses.

Effective from 2018, we have modified how we present the discussion and analysis of our reinsurance business. Instead of using the previous categories of “frequency” and “severity”, we will now analyze our reinsurance business based on “property”, “casualty” and “other” (please also refer to “Segments” above, for further details). We believe the new categories will provide more meaningful information to our shareholders and investors and will be more relevant as our underwriting portfolio continues to develop and evolve.

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2018		2017
	($ in thousands)
Property	$29,373	16.8%	$42,487	21.5%
Casualty	102,984	58.8	112,929	57.3
Other	42,768	24.4	41,798	21.2
Total	$175,125	100.0%	$197,214	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the mix of premiums written between property, casualty and other business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended March 31, 2018, our gross premiums written decreased by $22.1 million, or 11.2%, compared to the same period in 2017. The change in gross premiums written for the three months ended March 31, 2018 was attributable to the following:

Gross Premiums Written
Three months ended March 31, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(13.1)	(30.9)%	Decrease was primarily due to homeowners’ insurance contracts that were not renewed, partially offset by increase in gross premiums written relating to private passenger automobile contracts.
Casualty	$(9.9)	(8.8)%
Decrease was primarily due to a casualty contract renewed at a lower share as well as a number of professional liability casualty contracts not renewed. The decrease was partially offset by an increase in motor liability premiums on private passenger automobile contracts.

Other	$1.0	2.3%
Increase was primarily related to medical stop-loss business for which a significant portion of the underlying policies and corresponding premiums are written during the first calendar quarter. However, we have decided to not renew a medical stop-loss contract which expired during 2018, which will result in lower medical-stop loss premiums written in future quarters.

Premiums Ceded

For the three months ended March 31, 2018, premiums ceded were $29.8 million compared to $3.4 million for the three months ended March 31, 2017. The increase in premiums ceded for the three months ended March 31, 2018 was primarily due to a quota share retrocession contract entered into during 2017 in order to cede a portion of the private passenger automobile exposure. In general, we seek to use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2018		2017
	($ in thousands)
Property	$23,336	16.1%	$41,947	21.6%
Casualty	79,195	54.5	110,076	56.8
Other	42,751	29.4	41,765	21.6
Total	$145,282	100.0%	$193,788	100.0%

The change in net premiums written is the net result of the changes in gross premiums written and premiums ceded as explained above.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2018		2017
	($ in thousands)
Property	$26,378	18.1%	$33,716	22.2%
Casualty	85,214	58.4	94,724	62.4
Other	34,252	23.5	23,462	15.4
Total	$145,844	100.0%	$151,902	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums, if any, are earned in proportion to the remaining period of protection.

For the three months ended March 31, 2018, the net premiums earned decreased by $6.1 million, or 4.0%. The change in net premiums earned for the three months ended March 31, 2018 was attributable to the following:

Net Premiums Earned
Three months ended March 31, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(7.3)	(21.8)%
Decrease was primarily due to a homeowners’ insurance contract that was commuted at the end of 2017 and all unearned premiums returned to the cedent. In addition, the premiums ceded relating to private passenger automobile business contributed to the decrease in net premiums earned. The decrease was partially offset by increase in gross premiums earned relating to private passenger automobile contracts.

Casualty	$(9.5)	(10.0)%	Decrease was primarily related to the premiums ceded relating to the private passenger automobile business, and, to a lesser extent, due to professional liability contracts not renewed.
Other	$10.8	46.0%	Increase was partially related to increase in medical stop-loss business and partially related to mortgage insurance business.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2018		2017
	($ in thousands)
Property	$11,219	11.7%	$21,201	20.2%
Casualty	$66,641	69.6%	$67,694	64.6%
Other	$17,964	18.7%	$15,917	15.2%
Total	$95,824	100.0%	$104,812	100.0%

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
The change in net losses incurred for the three months ended March 31, 2018 was attributable to the following:

Net Losses Incurred
Three months ended March 31, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(10.0)	(47.1)%
Decrease was primarily due to a homeowners’ insurance contract that was commuted at the end of 2017 resulting in no losses incurred during the first quarter of 2018. In addition, favorable loss development on prior period catastrophe losses also contributed to the decrease in losses incurred for the first quarter of 2018.

The decrease was partially offset by the increase in losses incurred relating to the increase in private passenger motor insurance premiums earned during the three months ended March 31, 2018, compared to the same period in 2017.

Casualty	$(1.1)	(1.6)%
Decrease was primarily due to the retroceded private passenger automobile business, and was mostly offset by adverse loss development on other casualty business relating to professional indemnity and general liability contracts.

Other	$2.0	12.9%
Increase was primarily related to the increase in earned premiums on medical stop-loss business and to a lesser extent related to an increase in losses on prior period surety contracts.

The increase was partially offset by favorable loss development on prior period mortgage insurance contracts.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our larger contracts. The loss ratios for the three months ended March 31, 2018, were as follows:

	Three months ended March 31
	2018	2017
Property	42.5%	62.9%
Casualty	78.2%	71.5%
Other	52.4%	67.8%
Total	65.7%	69.0%

We expect our property loss ratio to vary, sometimes significantly, based on catastrophe events and changes in the mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The changes in loss ratios for the three months ended March 31, 2018 were attributable to the following:

Change in Loss Ratios
Three months ended March 31, 2018
	Increase / (decrease) in loss ratio points	Explanation
Property	(20.4)	Decrease in loss ratio was due to favorable loss development on prior period catastrophe losses relating to the 2017 hurricanes Harvey, Irma and Maria.
Casualty	6.7	Increase in loss ratio was due to adverse loss development relating to prior period professional indemnity and general liability contracts.
Other	(15.4)	Decrease in loss ratio was due to favorable loss development on prior period mortgage insurance contracts, partially offset by increase in loss reserves on prior period surety contracts.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Three months ended March 31
		2018			2017
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$96,226	$(9,362)	$86,864	$72,040	$(190)	$71,850
Change in loss and loss adjustment expense reserves	18,981	(10,021)	8,960	32,839	123	32,962
Total	$115,207	$(19,383)	$95,824	$104,879	$(67)	$104,812

For the three months ended March 31, 2018, the net losses incurred relating to prior accident years decreased by $2.7 million, which primarily related to the following:

•	$6.1 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes resulting from updated reporting received from cedents.

•	$3.5 million of favorable loss development on prior period mortgage insurance contracts resulting from continued favorable claims experience.

•	$3.2 million of adverse loss development on solicitors professional indemnity contracts resulting from adverse reporting of claims in excess of expected during the quarter.

•	$1.9 million of adverse loss development on general liabilities contracts across two accounts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience.

•	$1.2 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deteriorations in circumstances on several previously reported claims for a single legacy contract.

•	The remaining $0.6 million of adverse loss development was due to development across various other property, casualty and other contracts.

The financial impact of these changes in incurred losses was offset via certain contractual features such as sliding scale ceding commissions, profit commission adjustments and premium adjustments. The net negative impact of prior period reserving revisions on net underwriting income for the three months ended March 31, 2018 was $1.7 million.

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

	Three months ended March 31
	2018		2017
	($ in thousands)
Property	$6,205	14%	$10,758	25%
Casualty	21,235	48	24,531	57
Other	16,769	38	7,922	18
Total	$44,209	100%	$43,211	100%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) fluctuate based on the mix of business. The acquisition cost ratios for the three months ended March 31, 2018 and 2017, were as follows:

	Three months ended March 31
	2018	2017
Property	23.5%	31.9%
Casualty	24.9%	25.9%
Other	49.0%	33.8%
Total	30.3%	28.4%

The changes in the acquisition cost ratios for the three months ended March 31, 2018, compared to the same period in 2017, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended March 31, 2018
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(8.4)
Decrease in acquisition cost ratio was primarily due to the homeowners’ insurance contract commuted during 2017. Since this contract had a higher rate of ceding commission than other property contracts, in the absence of this contract, the acquisition cost ratio for the property business was lower than the comparative period in 2017.

Casualty	(1.0)	Decrease in acquisition cost ratio was due to modest changes in commission rates on workers’ compensation contracts renewed.
Other	15.2	Increase in acquisition cost ratio primarily related to increase in profit commissions resulting from the favorable loss development on mortgage insurance contracts.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2018	2017
	($ in thousands)
Underwriting expenses	$3,493	$4,111
Corporate expenses	2,463	2,632
General and administrative expenses	$5,956	$6,743

Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For the three months ended March 31, 2018, the general and administrative expenses decreased by $0.8 million compared to the same period in 2017. The underwriting expense decreased primarily due to lower bonus expense partially offset by an increase in salary and stock compensation expense. The corporate expense decreased primarily due to lower legal and professional fees incurred during the first quarter of 2018 compared to the same period in 2017. For the three months ended March 31, 2018 and 2017, the general and administrative expenses included $1.3 million and $0.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended March 31
	2018	2017
	($ in thousands)
Realized gains (losses)	$(140,255)	$48,967
Change in unrealized gains and losses	(3,695)	(23,378)
Investment related foreign exchange gains (losses)	(1,195)	(7,015)
Interest and dividend income, net of withholding taxes	10,592	4,606
Interest, dividend and other expenses	(6,209)	(6,065)
Investment advisor compensation	(4,454)	(5,497)
Net investment income (loss)	$(145,216)	$11,618

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended March 31, 2018, investment income, net of fees and expenses, resulted in a loss of 11.8% on our investments managed by DME Advisors, compared to a gain of 0.9% for the three months ended March 31, 2017. The long portfolio lost 5.2%, while the short portfolio lost 6.0% during the three months ended March 31, 2018. For the three months ended March 31, 2018, the largest contributors to investment income were long position in Micron Technology (MU), the municipal debt and short position in Tesla (TSLA). The largest detractors were short positions in a group of perceived overpriced momentum driven short equities which we refer to as the “bubble basket”, Netflix (NFLX) and long position in General Motors Company (GM).

For the three months ended March 31, 2018, included under “investment advisor compensation” in the above table was $4.5 million (2017: $4.3 million), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three months ended March 31, 2018, no performance compensation was recorded due to the investment loss reported (2017: $1.2 million).

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

For the three months ended March 31, 2018 and 2017, the gross investment gain (loss) on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was (11.8)% and 1.0%, respectively. The gross investment gain (loss) was comprised of the following:

	Three months ended March 31
	2018	2017
Long portfolio gains (losses)	(5.2)%	4.3%
Short portfolio gains (losses)	(6.0)	(3.0)
Macro gains (losses)	(0.1)	0.2
Other income and expenses [1]	(0.5)	(0.5)
Gross investment return	(11.8)%	1.0%
Net investment return	(11.8)%	0.9%
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

Verdant is incorporated in Delaware and, therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s future taxable income is expected to be taxed at a rate of 21%.

As of March 31, 2018, a deferred tax asset of $2.5 million (December 31, 2017: $1.7 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios from period to period.

The following table provides the ratios:

	Three months ended March 31				Three months ended March 31
	2018				2017
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	42.5%	78.2%	52.4%	65.7%	62.9%	71.5%	67.8%	69.0%
Acquisition cost ratio	23.5	24.9	49.0	30.3	31.9	25.9	33.8	28.4
Composite ratio	66.0%	103.1%	101.4%	96.0%	94.8%	97.4%	101.6%	97.4%
Underwriting expense ratio				2.3				2.7
Combined ratio				98.3%				100.1%

  The loss ratio is calculated by dividing loss and loss adjustment expenses incurred by net premiums earned. Given that we opportunistically underwrite a concentrated portfolio across several lines of business that have varying expected loss ratios, we can expect there to be significant annual variations in the loss ratios reported from our property, casualty and other business. In addition, the loss ratios for property, casualty and other business can vary depending on the mix of the lines of business written.

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

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of March 31, 2018, were $1,098.9 million, compared to $1,375.9 million as of December 31, 2017, a decrease of $277.0 million, or 20.1%.

As of March 31, 2018, our exposure to long investments was 95.0%, compared to 100.7% as of December 31, 2017. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the long exposure statistics may not directly translate into a corresponding change in the long investments.

The significant changes in our long investments and financial contracts receivable for the three months ended March 31, 2018 were as follows:

Increase (decrease) ($ in millions)	Explanation
$(248.4)	Equities - Listed	Decrease in long equity investments resulting from a decrease in the long exposure from sale of equities and to a lesser extent due to decrease in fair values of certain equity securities.
$(82.0)	Other investments
Decrease in other investments was primarily due to the sale of physical gold bullion during the period. While the gold bullion was reduced, the overall exposure to gold was maintained through purchase of gold futures.

$12.2	Debt	Increase was primarily due to municipal debt purchases during the period.
$41.2	Financial contracts receivable	Increase was primarily due to put options entered into during the period.

Financial contracts payable as of March 31, 2018 decreased by $6.8 million, or 30.7%, compared to December 31, 2017, primarily due to total return equity swaps disposed during the period, and partially offset by put options entered into during the period.

From time to time, we incur indebtedness to our prime brokers to implement our investment strategy in accordance with our investment guidelines. Under term margin agreements and revolving credit agreements we pledge certain investment securities to borrow cash from prime brokers and custodians in order to provide collateral for trust accounts and for our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed consolidated balance sheet. As of March 31, 2018, we had borrowed $574.8 million (December 31, 2017: $672.7 million) from our prime brokers and custodians for investing activities (including short positions) and to provide collateral for trust accounts and letters of credit. The decrease in the amount borrowed from prime brokers and custodian was partially a result of the lower level of margin borrowing for the composition of the investment portfolio as of March 31, 2018.

In accordance with Greenlight Re’s investment guidelines in effect as of March 31, 2018, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of March 31, 2018, 86.6% (December 31, 2017: 91.5%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 11.6% (December 31, 2017: 7.1%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.4% (December 31, 2017: 0.3%) was comprised of securities valued based on non-observable inputs (Level 3). As of March 31, 2018, 1.4% (December 31, 2017: 1.1%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the three months ended March 31, 2018 and 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of March 31, 2018, $201.7 million (December 31, 2017: $129.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $200.8 million (December 31, 2017: $129.0 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.9 million (December 31, 2017: $0.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of March 31, 2018, our securities sold, not yet purchased, were $676.9 million, compared to $912.8 million at December 31, 2017. Meanwhile, the short exposure decreased to 65.0% as of March 31, 2018, compared to 67.2% at December 31, 2017, primarily due to covering some of the listed equity short positions and partially due to converting certain short equity positions to put options. The exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore a change in the short exposure analysis may not directly translate into a corresponding change in the securities sold, not yet purchased.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of March 31, 2018, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of March 31, 2018, restricted cash included $676.9 million relating to collateral for securities sold, not yet purchased, compared to $912.8 million as of December 31, 2017.

Overall, our restricted cash decreased by $249.8 million, or 16.6%, from $1,503.8 million to $1,254.1 million, partially due to the decrease in securities sold short during the three months ended March 31, 2018.

Reinsurance Balances Receivable

At March 31, 2018, reinsurance balances receivable were $326.3 million, compared to $301.8 million as of December 31, 2017, an increase of $24.5 million, or 8.1%. The increase in reinsurance balances receivable was primarily attributable to premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. At March 31, 2018, funds withheld assets were $72.3 million, compared to $55.1 million as of December 31, 2017. We believe the reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at March 31, 2018.

Loss and Loss Adjustment Expense Reserves

Reserves for loss and loss adjustment expenses were comprised of the following:

	March 31, 2018			December 31, 2017
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$60,120	$30,088	$90,208	$64,762	$33,040	$97,802
Casualty	91,387	224,956	316,343	86,254	206,205	292,459
Other	31,506	46,542	78,048	27,072	47,047	74,119
Total	$183,013	$301,586	$484,599	$178,088	$286,292	$464,380

During the three months ended March 31, 2018, the total loss and loss adjustment expense reserves increased by $20.2 million, or 4.4% to $484.6 million from $464.4 million as of December 31, 2017. The increases in case reserves and IBNR were primarily related to the increase in premiums earned during the period on active contracts, coupled with relatively low paid claims activity during the first quarter of 2018. This was partially offset by a decrease in property catastrophe reserves relating to the 2017 hurricanes due to both favorable loss development on those contracts and payments made on the reported claims.

For most of our contracts written as of March 31, 2018, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our property business, and to a lesser extent our casualty and other business, include certain contracts that contain or may contain natural peril loss exposure. As of April 1, 2018, our net annual aggregate loss exposure to any series of natural peril events was $206.8 million. The estimate of our net annual loss exposure:

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

We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event and net annual aggregate loss exposure information for the peak zones of our natural peril coverage as of April 1, 2018:

	April 1, 2018
Zone	Single Event Loss	Net Annual Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$181,956	$206,798
Europe	94,828	111,715
Japan	94,828	111,715
Rest of the world	94,828	111,715
Maximum Aggregate	181,956	206,798

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
As of April 1, 2018, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $66.9 million and $80.1 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of April 1, 2018:

	April 1, 2018
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$66,866	$78,532
Europe	22,092	25,696
Japan	8,888	9,893
Rest of the world	7,815	8,810
Maximum	66,866	80,060
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $143.3 million to $700.9 million as of March 31, 2018, compared to $844.3 million as of December 31, 2017. Retained earnings decreased primarily due to a net loss of $142.8 million reported for the three months ended March 31, 2018. The non-controlling interest decreased by $1.9 million for the three months ended March 31, 2018 primarily due to the net investment loss attributable to the non-controlling interest. See Note 8 for additional information regarding non-controlling interests in related party joint venture. The increase in additional paid-in capital for the three months ended March 31, 2018 of $1.3 million was primarily related to share-based compensation for the period.

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

As of March 31, 2018, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations, are invested by DME Advisors in accordance with our investment guidelines. As of March 31, 2018, approximately 93% (December 31, 2017: 94%) of our long investments were comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the three months ended March 31, 2018 and 2017, the net cash provided by (used in) operating activities was $(29.2) million and $15.4 million, respectively. Included in the net cash used in and provided by operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $0.1 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. Excluding the investment related expenses from the net cash from operating activities, the net cash primarily provided by (used in) our underwriting activities was $(29.1) million and $22.4 million for the three months ended March 31, 2018 and 2017, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. For the three months ended March 31, 2018, the increase in cash used for underwriting activities was primarily due to premiums returned upon commutation of a reinsurance contract. In addition, payment of losses in excess of receipt of premiums also contributed to the decrease in cash from operating activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash used in and generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the three months ended March 31, 2018, our investing activities used cash of $211.7 million (2017: provided cash of $125.3 million), driven primarily by cash used for covering short positions and reducing the margin-borrowing from prime brokers. Cash used for, or provided by, investing activities is net of any withdrawals from the joint venture by DME (nil for three months ended March 31, 2018 and 2017). There were no financing activities for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, we believe we will have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of March 31, 2018, we had no plans to issue debt and expect to fund our operations for the next twelve months from operating cash flow. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2018, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of March 31, 2018, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2018, we had two letter of credit facilities available with an aggregate capacity of $450.0 million (December 31, 2017: $600.0 million) with various financial institutions. See Note 9 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of March 31, 2018, the aggregate amount of collateral provided to cedents under such arrangements was $556.8 million (December 31, 2017: $566.4 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $561.7 million as of March 31, 2018 (December 31, 2017: $578.3 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2018.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than temporary borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in June 2018 unless renewed. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2018.

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2018. As of March 31, 2018, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2018, no Class A ordinary shares were repurchased by the Company.

On April 25, 2018 the Board of Directors renewed the share repurchase plan for a subsequent one year period and will expire on June 30, 2019 unless renewed by the Board of Directors. The renewed plan increased the number of shares that may be repurchased to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of March 31, 2018, there were 1,056,451 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2018 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$271	$310	$19	$—	$600
Private equity and limited partnerships (2)	7,075	—	—	—	7,075
Loss and loss adjustment expense reserves (3)	258,730	127,062	43,732	55,075	484,599
	$266,076	$127,372	$43,751	$55,075	$492,274
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of March 31, 2018, we had made total commitments of $26.4 million in private investments of which we had invested $19.3 million, and our remaining commitments to these investments total $7.1 million. Given the nature of private equity commitments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and therefore are highly uncertain.

As of March 31, 2018, $676.9 million of securities sold, not yet purchased, were secured by $676.9 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract, and as such, their due dates cannot be estimated.

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

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three months ended March 31, 2018, performance allocation of nil and management fees of $4.5 million were included in net investment loss.

We have entered into a service agreement with DME Advisors, pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The service agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

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

Equity Price Risk
As of March 31, 2018, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of March 31, 2018, a 10% decline in the price of each of the listed equity securities and equity-based derivative instruments would result in a $30.9 million, or 2.8%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of March 31, 2018, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of March 31, 2018, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of March 31, 2018. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$11,254	1.0%	$(11,254)	(1.0)%
Natural Gas	1,935	0.2	(1,935)	(0.2)
Total	$13,189	1.2%	$(13,189)	(1.2)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of March 31, 2018, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £7.5 million. As of March 31, 2018, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $1.1 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $1.1 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We may also be exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency derivatives and/or cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2018, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of March 31, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pound	$418	0.04%	$(418)	(0.04)%
Euro	(570)	(0.05)	570	0.05
Japanese Yen	2,600	0.23	(2,600)	(0.23)
Norwegian Krone	320	0.03	(320)	(0.03)
Other	116	0.01	(116)	(0.01)
Total	$2,884	0.26%	$(2,884)	(0.26)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Interest Rate Risk
Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments and interest rate swaps. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$18,953	1.7%	$(24,318)	(2.2)%
Interest rate swaps	4,205	0.4	(4,205)	(0.4)
Net exposure to interest rate risk	$23,158	2.1%	$(28,523)	(2.6)%

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

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on our behalf and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2018, there have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a share repurchase plan authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The current share repurchase plan expires on June 30, 2018. As of March 31, 2018, 1.9 million Class A ordinary shares remained authorized for repurchase under the repurchase plan. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2018, no Class A ordinary shares were repurchased by the Company.

On April 25, 2018 the Board of Directors renewed the share repurchase plan for a subsequent one year period and will expire on June 30, 2019 unless renewed by the Board of Directors. The renewed plan increased the number of shares that may be repurchased to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

10.1
Amendment to Employment Agreement by and between Greenlight Reinsurance, Ltd. and Brendan Barry, dated as of March 15, 2018 and effective as of January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2018)

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
April 30, 2018

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
April 30, 2018