Form 10-Q
period 2018-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2018-07-31
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-33493
____________________________________________________________________________________
GREENLIGHT CAPITAL RE, LTD.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________

CAYMAN ISLANDS	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
65 MARKET STREET SUITE 1207, JASMINE COURT, CAMANA BAY, P.O. BOX 31110 GRAND CAYMAN CAYMAN ISLANDS	KY1-1205
(Address of principal executive offices)	(Zip code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	31,160,544
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of July 27, 2018

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Investments
Debt instruments, trading, at fair value	$13,831	$7,180
Equity securities, trading, at fair value	820,493	1,203,672
Other investments, at fair value	69,251	152,132
Total investments	903,575	1,362,984
Cash and cash equivalents	65,441	27,285
Restricted cash and cash equivalents	1,264,941	1,503,813
Financial contracts receivable, at fair value	68,123	12,893
Reinsurance balances receivable	321,873	301,762
Loss and loss adjustment expenses recoverable	37,005	29,459
Deferred acquisition costs, net	56,136	62,350
Unearned premiums ceded	28,735	25,120
Notes receivable, net	28,612	28,497
Other assets	4,327	3,230
Total assets	$2,778,768	$3,357,393
Liabilities and equity
Liabilities
Securities sold, not yet purchased, at fair value	$681,278	$912,797
Financial contracts payable, at fair value	18,746	22,222
Due to prime brokers and other financial institutions	520,172	672,700
Loss and loss adjustment expense reserves	474,338	464,380
Unearned premium reserves	244,807	255,818
Reinsurance balances payable	147,096	144,058
Funds withheld	16,946	23,579
Other liabilities	7,284	10,413
Total liabilities	2,110,667	2,505,967
Redeemable non-controlling interest in related party joint venture	6,436	7,169
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,160,544 (2017: 31,104,830): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2017: 6,254,715))	3,742	3,736
Additional paid-in capital	503,331	503,316
Retained earnings	143,873	324,272
Shareholders’ equity attributable to shareholders	650,946	831,324
Non-controlling interest in related party joint venture	10,719	12,933
Total equity	661,665	844,257
Total liabilities, redeemable non-controlling interest and equity	$2,778,768	$3,357,393

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and six months ended June 30, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Revenues
Gross premiums written	$142,109	$174,889	$317,234	$372,103
Gross premiums ceded	(27,237)	(2,523)	(57,080)	(5,949)
Net premiums written	114,872	172,366	260,154	366,154
Change in net unearned premium reserves	13,944	(12,042)	14,506	(53,928)
Net premiums earned	128,816	160,324	274,660	312,226
Net investment income (loss) [net of related party expenses of $4,131, $3,148, $8,585 and $8,644]	(40,656)	(39,149)	(185,872)	(27,531)
Other income (expense), net	(76)	303	(563)	296
Total revenues	88,084	121,478	88,225	284,991
Expenses
Loss and loss adjustment expenses incurred, net	84,815	106,016	180,639	210,828
Acquisition costs, net	34,623	45,429	78,832	88,640
General and administrative expenses	6,958	6,347	12,914	13,090
Total expenses	126,396	157,792	272,385	312,558
Income (loss) before income tax	(38,312)	(36,314)	(184,160)	(27,567)
Income tax benefit	323	295	1,093	174
Net income (loss) including non-controlling interest	(37,989)	(36,019)	(183,067)	(27,393)
Loss (income) attributable to non-controlling interest in related party joint venture	621	550	2,947	298
Net income (loss)	$(37,368)	$(35,469)	$(180,120)	$(27,095)
Earnings (loss) per share
Basic	$(1.01)	$(0.96)	$(4.87)	$(0.73)
Diluted	$(1.01)	$(0.96)	$(4.87)	$(0.73)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,952,472	37,025,703	36,950,828	37,009,539
Diluted	36,952,472	37,025,703	36,950,828	37,009,539

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$11,561	$885,803
Issue of Class A ordinary shares, net of forfeitures	11	—	—	11	—	11
Repurchase of Class A ordinary shares	(11)	(1,502)	(755)	(2,268)	—	(2,268)
Share-based compensation expense, net of forfeitures	—	1,847	—	1,847	—	1,847
Change in non-controlling interest in related party joint venture	—	—	—	—	219	219
Net income (loss)	—	—	(27,095)	(27,095)	—	(27,095)
Balance at June 30, 2017	$3,737	$500,682	$342,318	$846,737	$11,780	$858,517

Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	24	—	—	24	—	24
Repurchase of Class A ordinary shares	(18)	(2,456)	(279)	(2,753)	—	(2,753)
Share-based compensation expense, net of forfeitures	—	2,471	—	2,471	—	2,471
Change in non-controlling interest in related party joint venture	—	—	—	—	(2,214)	(2,214)
Net income (loss)	—	—	(180,120)	(180,120)	—	(180,120)
Balance at June 30, 2018	$3,742	$503,331	$143,873	$650,946	$10,719	$661,665

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2018	2017
Cash provided by (used in) operating activities
Net income (loss)	$(180,120)	$(27,095)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Net change in unrealized gains and losses on investments and financial contracts	56,890	81,253
Net realized (gains) losses on investments and financial contracts	129,147	(68,386)
Foreign exchange (gains) losses on investments	(167)	8,048
Income (loss) attributable to total non-controlling interest in related party joint venture	(2,947)	(298)
Share-based compensation expense, net of forfeitures	2,495	1,858
Depreciation expense	217	184
Net change in
Reinsurance balances receivable	(20,111)	(47,621)
Loss and loss adjustment expenses recoverable	(7,546)	43
Deferred acquisition costs, net	6,214	(17,194)
Unearned premiums ceded	(3,615)	(602)
Other assets	(1,314)	(2,128)
Loss and loss adjustment expense reserves	9,958	52,714
Unearned premium reserves	(11,011)	54,822
Reinsurance balances payable	3,038	13,954
Funds withheld	(6,633)	1,104
Other liabilities	(3,129)	(2,899)
Net cash provided by (used in) operating activities	(28,634)	47,757
Investing activities
Purchases of investments, trading	(252,600)	(518,595)
Sales of investments, trading	650,383	436,567
Payments for financial contracts	(112,532)	(15,218)
Proceeds from financial contracts	26,896	51,716
Securities sold, not yet purchased	268,731	661,061
Dispositions of securities sold, not yet purchased	(595,334)	(726,183)
Change in due to prime brokers and other financial institutions	(152,528)	223,729
Change in notes receivable, net	(115)	107
Net cash provided by (used in) investing activities	(167,099)	113,184
Financing activities
Repurchase of Class A ordinary shares	(2,753)	(2,268)
Net cash provided by (used in) financing activities	(2,753)	(2,268)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,230)	(6,682)
Net increase (decrease) in cash, cash equivalents and restricted cash	(200,716)	151,991
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	1,531,098	1,242,509
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$1,330,382	$1,394,500
Supplementary information
Interest paid in cash	$8,123	$5,875
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2018

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

The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full calendar year.

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

Effective from the year ended December 31, 2017, the Company presented the redeemable non-controlling interest in the related party joint venture in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The comparative condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2017 has been reclassified to conform to the current period presentation of the redeemable non-controlling interest in the related party joint venture. The reclassification had no impact on shareholders’ equity attributable to shareholders or retained earnings. In addition, this change did not impact the condensed consolidated statements of income, earnings per share or condensed consolidated statement of cash flows. See Note 8 for additional information regarding the non-controlling interests in the related party joint venture.

Additionally, effective from the three and six month periods ended June 30, 2018, contracts that cover more than one line of business are grouped as “multi-line” regardless of whether a portion of the underlying business is covered by one of the lines of business listed above. The prior period comparative information in Note 10 has been reclassified to conform to the current period presentation.

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

The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$65,441	$27,285
Restricted cash and cash equivalents	1,264,941	1,503,813
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$1,330,382	$1,531,098

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2018 and December 31, 2017, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of June 30, 2018, $13.9 million (December 31, 2017: $11.9 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2018, $3.6 million and $11.6 million, respectively (2017: $3.0 million and $5.7 million, respectively) of net profit commission expense was included in acquisition costs in the condensed consolidated statements of income.

Funds Withheld

Funds withheld include reinsurance balances retained by the Company on retroceded contracts as collateral in accordance with the contract terms. Any interest expense that the Company incurs while these funds are withheld, is included under net investment income (loss) in the condensed consolidated statements of income.

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

At June 30, 2018, $11.7 million of notes receivable (net of any valuation allowance) were on non-accrual status (December 31, 2017: $14.4 million) and any payments received were applied to reduce the recorded value of the notes.

At June 30, 2018 and December 31, 2017, $0.02 million and $0.1 million, respectively, of accrued interest was included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at June 30, 2018 and December 31, 2017, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk. The deposit method of accounting requires an asset or liability to be recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the condensed consolidated statements of income as other income or expense. The Company’s deposit assets and liabilities are recorded in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable, respectively. At June 30, 2018, deposit assets and deposit liabilities were $13.2 million and $46.0 million, respectively (December 31, 2017: $19.4 million and $28.1 million, respectively). For the three and six months ended June 30, 2018, interest expense on deposit accounted contracts was $0.4 million and $0.5 million, respectively. For the three and six months ended June 30, 2018, interest income on deposit accounted contracts was $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2017, there was no material interest expense or interest income on deposit accounted contracts.

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

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Weighted average shares outstanding - basic	36,952,472	37,025,703	36,950,828	37,009,539
Effect of dilutive employee and director share-based awards	—	—	—	—
Weighted average shares outstanding - diluted	36,952,472	37,025,703	36,950,828	37,009,539
Anti-dilutive stock options outstanding	1,015,627	458,741	1,015,627	358,741
Participating securities excluded from calculation of loss per share	462,787	330,102	462,787	330,102

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01, among other things, requires equity investments to be measured at fair value with changes in fair value recognized in net income or loss, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and the adoption of this guidance did not have any significant impact on the Company’s net income or loss or retained earnings since the Company’s investments are classified as “trading” and the unrealized gains and losses are recognized in net income or loss. The Company has implemented the new disclosures required under ASU 2016-01 commencing from the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company currently has operating leases for its office spaces as disclosed in Note 9 of the condensed consolidated financial statements which will be recognized as right-of-use asset upon adoption of ASU 2016-02. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-02 during the first quarter of fiscal year 2019.

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

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the statement of cash flows and the nature of the restrictions on cash and cash equivalents to be disclosed. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2016-18 during the first quarter of fiscal year 2018 and amended the presentation in the statement of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the condensed consolidated statements of cash flows and retrospectively reclassified comparative periods presented. The adoption had no impact on the Company’s net income or loss or retained earnings.

The FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers”, and related amendments, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13,  (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 becomes effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted Topic 606 during the first quarter of the fiscal year 2018, and since all of the Company’s revenues relate to reinsurance contracts and investment income, the adoption of Topic 606 did not have a material impact on the Company’s revenues and related disclosures.

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2018:

	Fair value measurements as of June 30, 2018
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$12,899	$932	$13,831
Listed equity securities	809,826	10,667	—	820,493
Commodities	36,225	—	—	36,225
Private and unlisted equity securities	—	—	6,909	6,909
	$846,051	$23,566	$7,841	$877,458
Unlisted equity funds measured at net asset value (1)				26,117
Total investments				$903,575
Financial contracts receivable	$892	$67,231	$—	$68,123

Liabilities:
Listed equity securities, sold not yet purchased	$(570,861)	$—	$—	$(570,861)
Debt instruments, sold not yet purchased	—	(110,417)	—	(110,417)
Total securities sold, not yet purchased	$(570,861)	$(110,417)	$—	$(681,278)
Financial contracts payable	$(2,504)	$(16,242)	$—	$(18,746)
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

 The following tables present the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2018
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$885	$6,135	$7,020
Purchases	—	800	800
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	47	(26)	21
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$932	$6,909	$7,841

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended June 30, 2018
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$880	$6,108	$6,988
Purchases	—	800	800
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Total realized and unrealized gains (losses) and amortization included in earnings, net	52	1	53
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$932	$6,909	$7,841

There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2018.

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

As of June 30, 2018, the Company held investments in unlisted equity funds of $26.1 million (December 31, 2017: $24.5 million) with fair values measured using the unadjusted net asset values and performance estimates as reported by the managers of these funds as a practical expedient. Some of these net asset values were reported from periods prior to June 30, 2018. The unlisted equity funds have varying lock-up periods and, as of June 30, 2018, all of the funds had redemption restrictions. The redemption restrictions have been in place since inception of the investments. One of the unlisted equity funds may be redeemed after December 31, 2018 while the redemption restrictions for the other funds are not expected to lapse in the near future. As of June 30, 2018, the Company had $6.9 million (December 31, 2017: $6.5 million) of unfunded commitments relating to unlisted equity funds whose fair values are determined based on unadjusted net asset values reported by the managers of these funds. These commitments are included in the amounts presented in the schedule of commitments and contingencies in Note 9 of these condensed consolidated financial statements.

For the three and six months ended June 30, 2018 and 2017, there were no net realized gains or losses included in net investment loss in the condensed consolidated statements of income relating to Level 3 securities.

For Level 3 securities still held as of the reporting date, the change in net unrealized gains for the three and six months ended June 30, 2018 of $0.02 million and $0.1 million, respectively (three and six months ended June 30, 2017: net unrealized gains $0.1 million and $0.1 million, respectively), were included in net investment income (loss) in the condensed consolidated statements of income.

Investments

Debt instruments, trading

At June 30, 2018, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$3,186	$—	$(2,170)	$1,016
Corporate debt – Non U.S.	2,109	—	(2,099)	10
Municipal debt – U.S.	7,441	5,364	—	12,805
Total debt instruments	$12,736	$5,364	$(4,269)	$13,831

At December 31, 2017, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$8,508	$—	$(7,186)	$1,322
Corporate debt – Non U.S.	2,109	—	(2,057)	52
Municipal debt – U.S.	5,831	—	(25)	5,806
Total debt instruments	$16,448	$—	$(9,268)	$7,180

The maturity distribution for debt instruments held at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018		December 31, 2017
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$1,551	$234	$7,557	$441
From one to five years	892	217	—	—
From five to ten years	2,859	1,324	2,109	52
More than ten years	7,434	12,056	6,782	6,687
	$12,736	$13,831	$16,448	$7,180

Equity securities, trading

At June 30, 2018, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$754,110	$121,165	$(54,782)	$820,493
Total equity securities	$754,110	$121,165	$(54,782)	$820,493

At December 31, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,014,426	$208,350	$(19,104)	$1,203,672
Total equity securities	$1,014,426	$208,350	$(19,104)	$1,203,672

Other Investments

“Other investments” include commodities and private securities and unlisted funds. As of June 30, 2018 and December 31, 2017, all commodities were comprised of gold bullion.

At June 30, 2018, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$29,493	$6,732	$—	$36,225
Private and unlisted equity funds	25,803	7,223	—	33,026
	$55,296	$13,955	$—	$69,251

At December 31, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$101,184	$20,318	$—	$121,502
Private and unlisted equity funds	25,316	5,314	—	30,630
	$126,500	$25,632	$—	$152,132

Private and unlisted equity funds include private equity securities that did not have readily determinable fair values. At June 30, 2018 the carrying value of the private equity securities was $4.0 million (December 31, 2017: $3.9 million). The carrying values of the private equity securities are determined based on the original cost and any subsequent changes in the valuation based on periodic third party valuations or recent observable transactions of those securities. There were no meaningful upward or downward adjustments to the carrying values of the private equity securities for the three and six months ended June 30, 2018.

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

At June 30, 2018, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$(8,779)	$—	$(279)	$(9,058)
Equities – listed	(456,038)	6,163	(120,987)	(570,862)
Sovereign debt – Non U.S.	(96,230)	—	(5,128)	(101,358)
	$(561,047)	$6,163	$(126,394)	$(681,278)

At December 31, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(643,148)	$17,541	$(187,045)	$(812,652)
Sovereign debt – Non U.S.	(96,231)	—	(3,914)	(100,145)
	$(739,379)	$17,541	$(190,959)	$(912,797)

Financial Contracts

As of June 30, 2018 and December 31, 2017, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company is either entitled to receive or is obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security.

At June 30, 2018, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Commodity Swaps	USD	33,924	$1,575
Futures	USD	45,588	892
Interest rate options	USD	1,783,000	1,296
Interest rate swaps	JPY	21,652	93
Put options	USD	126,059	52,946
Total return swaps – equities	EUR/GBP/KRW/USD	93,762	11,321
Total financial contracts receivable, at fair value			$68,123
Financial contracts payable
Forwards	KRW	56,810	$(1,775)
Futures	USD	69,839	(2,504)
Put options	USD	24,565	(13,014)
Total return swaps – equities	EUR/RON	17,207	(1,453)
Total financial contracts payable, at fair value			$(18,746)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.

At December 31, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	2,656	$91
Commodity Swaps	USD	17,833	2,142
Forwards	KRW	41,379	801
Futures	USD	5,874	12
Interest rate swaps	JPY	21,269	479
Put options (2)	USD	155	1
Total return swaps – equities	EUR/GBP/USD	34,965	9,357
Warrants and rights on listed equities	EUR/USD	29	10
Total financial contracts receivable, at fair value			$12,893
Financial contracts payable
Commodity Swaps	USD	26,795	$(353)
Put options	USD	130	(14)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	60,663	(21,855)
Total financial contracts payable, at fair value			$(22,222)
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

As of June 30, 2018, the Company held $52.9 million OTC put options (long) (December 31, 2017: nil) and $13.0 million OTC put options (short) (December 31, 2017: nil).

During the three and six months ended June 30, 2018 and 2017, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended June 30		Six months ended June 30
		2018	2017	2018	2017
		($ in thousands)
Forwards	Net investment income (loss)	$(2,784)	$(289)	$(2,907)	$334
Futures	Net investment income (loss)	(6,003)	110	(7,952)	(403)
Interest rate options	Net investment income (loss)	(517)	—	(1,154)	—
Interest rate swaps	Net investment income (loss)	(118)	(198)	(449)	(93)
Options, warrants, and rights	Net investment income (loss)	(14,929)	(4,584)	(13,842)	(12,112)
Commodity swaps	Net investment income (loss)	2,308	(3,746)	4,156	(10,705)
Total return swaps – equities	Net investment income (loss)	9,793	(10,593)	(9,238)	(282)
Total		$(12,250)	$(19,300)	$(31,386)	$(23,261)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and six months ended June 30, 2018, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2018	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$9,156	$14,438	$63,528	$47,766
Futures	110,201	76,814	423,374	312,712
Interest rate options (1)	679,000	—	1,783,000	—
Options, warrants and rights (1)	73,406	9,280	245,986	26,646
Commodity swaps	34,792	20,948	34,792	49,923
Total return swaps	8,256	13,161	16,850	32,139
Total	$914,811	$134,641	$2,567,530	$469,186
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three and six months ended June 30, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2017	Three months ended June 30		Six months ended June 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Forwards	$164	$—	$3,640	$—
Futures	2,890	5,818	32,400	29,887
Options, warrants and rights (1)	229,999	—	577,917	110,102
Commodity swaps	2,025	8,406	2,025	16,588
Total return swaps	11,377	235,806	243,495	296,413
Total	$246,455	$250,030	$859,477	$452,990
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

As of June 30, 2018, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

June 30, 2018	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$68,123	$—	$68,123	$(15,359)	$(22,933)	$29,831
Financial contracts payable	(18,746)	—	(18,746)	15,359	—	(3,387)

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

4.        DUE TO PRIME BROKERS AND OTHER FINANCIAL INSTITUTIONS

As of June 30, 2018, the amount due to prime brokers is comprised of margin-borrowing from prime brokers and custodians relating to investments purchased on margin as well as margin-borrowing for providing collateral to support some of the Company’s outstanding letters of credit and trust accounts (see Note 9). Under term margin agreements with prime brokers and revolving credit facilities with custodians and a letter of credit facility agreement, the Company pledges certain investment securities to borrow cash. The cash borrowed under letter of credit facility agreement is placed in a custodial account in the name of the Company and this custodial account provides collateral for any letters of credit issued. Similarly for the trust accounts, the Company may borrow cash from prime brokers or custodians which is placed in a trust account for the benefit of the cedent. Since there is no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers and custodians is included on the condensed consolidated balance sheets as due to prime brokers and other financial institutions while the cash held in the custodial account and trust accounts are included on the condensed consolidated balance sheets as restricted cash and cash equivalents.

	June 30, 2018	December 31, 2017
	($ in thousands)
Due to Prime Brokers	$490,172	$647,700
Due to Other Financial Institutions	30,000	25,000
	$520,172	$672,700

Greenlight Re’s investment guidelines, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

5.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the six months ended June 30, 2018.

At June 30, 2018 and December 31, 2017, loss and loss adjustment expense reserves were comprised of the following:

Consolidated	June 30, 2018	December 31, 2017
	($ in thousands)
Case reserves	$170,389	$178,088
IBNR	303,949	286,292
Total	$474,338	$464,380

At June 30, 2018 and December 31, 2017, the loss and loss adjustment expense reserves relating to health were $24.7 million and $22.2 million, respectively.

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2018 and 2017 is as follows:

Consolidated	2018	2017
	($ in thousands)
Gross balance at January 1	$464,380	$306,641
Less: Losses recoverable	(29,459)	(2,704)
Net balance at January 1	434,921	303,937
Incurred losses related to:
Current year	184,102	203,922
Prior years	(3,463)	6,906
Total incurred	180,639	210,828
Paid losses related to:
Current year	(55,909)	(60,134)
Prior years	(121,609)	(99,763)
Total paid	(177,518)	(159,897)
Foreign currency revaluation	(709)	1,826
Net balance at June 30	437,333	356,694
Add: Losses recoverable	37,005	2,661
Gross balance at June 30	$474,338	$359,355

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the six months ended June 30, 2018 and 2017 are as follows:

Health	2018	2017
	($ in thousands)
Gross balance at January 1	$22,181	$18,993
Less: Losses recoverable	—	—
Net balance at January 1	22,181	18,993
Incurred losses related to:
Current year	27,046	21,674
Prior years	765	(384)
Total incurred	27,811	21,290
Paid losses related to:
Current year	(8,740)	(7,704)
Prior years	(16,564)	(14,637)
Total paid	(25,304)	(22,341)
Foreign currency revaluation	—	—
Net balance at June 30	24,688	17,942
Add: Losses recoverable	—	—
Gross balance at June 30	$24,688	$17,942

For the six months ended June 30, 2018, the net losses incurred relating to prior accident years decreased by $3.5 million, which primarily related to the following:

•	$5.8 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes resulting from updated reporting received from cedents;

•	$3.5 million of favorable loss development on prior period mortgage insurance contracts resulting from continued favorable claims experience;

•	$3.5 million of favorable prior period experience on property contracts stemming from accident years 2015 and 2016 where claims experience has been better than expected;

•	$3.4 million of adverse loss development on non-standard automobile contracts stemming from the difficult market conditions faced by the industry during 2015;

•	$3.2 million of adverse loss development on solicitors professional indemnity contracts resulting from adverse reporting of claims in excess of expected claims;

•	$1.9 million of adverse loss development on general liabilities contracts across two accounts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience;

•
$1.2 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deteriorations in circumstances on several previously reported claims for a single legacy contract; and

•	The remaining $0.4 million of favorable loss development was due to development across various other multi-line, casualty and other contracts.

For the six months ended June 30, 2017,  the net loss reserves on prior period contracts increased by $6.9 million, primarily related to the adverse loss development on Florida homeowners’ insurance contracts relating to the practice of “assignment of benefits”, large claims reported on a surety contract and adverse development on a legacy motor liability contract. There were no other significant developments of prior period reserves during the six months ended June 30, 2017.

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

For the three and six months ended June 30, 2018, loss and loss adjustment expenses incurred of $84.8 million and $180.6 million, respectively (2017: $106.0 million and $210.8 million, respectively), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $15.3 million and $34.7 million, respectively (2017: $(0.2) million and $(0.1) million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2018, the Company had losses receivable and loss reserves recoverable of $31.0 million (December 31, 2017: $26.3 million) from unrated retrocessionaires which were secured by cash and collateral held in trust accounts for the benefit of the Company. At June 30, 2018, $6.0 million (December 31, 2017: $3.1 million) of losses recoverable were from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2018 and December 31, 2017, no provision for uncollectible losses recoverable was considered necessary.

7.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 5,000,000 (December 31, 2017: 5,000,000) Class A ordinary shares. As of June 30, 2018, 1,011,840 (December 31, 2017: 1,271,154) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the six months ended June 30, 2018, 191,255 (2017: 113,955) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. For the six months ended June 30, 2018, 30,660 of the restricted shares granted contained service and performance conditions. These restricted shares will cliff vest 5.5 years from the date of issuance, subject to the satisfaction of both the service and performance conditions.

For the six months ended June 30, 2018, the Company also issued to non-employee directors an aggregate of 54,720 (2017: 37,840) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the six months ended June 30, 2018, 14,314 (2017: 46,319) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2018, in accordance with U.S. GAAP, $0.1 million stock compensation expense (2017: nil) relating to the forfeited restricted shares was reversed. The restricted shares forfeited during the comparative six month period ended June 30, 2017 related to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2017, no stock compensation expense was reversed relating to the former CEO’s forfeited shares since the stock compensation relating to those restricted shares was reversed during the fourth quarter of 2016, when it was deemed likely that these restricted shares would be forfeited.

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2018:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2017	331,510	$23.45
Granted	245,975	15.78
Vested	(100,384)	27.74
Forfeited	(14,314)	21.61
Balance at June 30, 2018	462,787	$18.50

Employee and Director Stock Options

For the six months ended June 30, 2018 and 2017, no Class A ordinary share purchase options were granted.

For the six months ended June 30, 2018 and 2017, no stock options were exercised by directors or employees resulting in no Class A ordinary shares issued. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the six months ended June 30, 2018, no stock options vested. For the three and six months ended June 30, 2017, 71,335 stock options vested, relating to the resignation of the former CEO, which had a weighted average grant date fair value of $10.51 per share, pursuant to the former CEO’s deed of settlement and release. At June 30, 2017 there was no remaining compensation cost to be recognized in future periods relating to the former CEO’s stock options as the expense was recognized in full as of December 31, 2016 when it was deemed likely that the stock options would vest.

Employee and director stock option activity during the six months ended June 30, 2018 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2017	1,015,627	$23.55	$9.89	$—	6.9 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at June 30, 2018	1,015,627	$23.55	$9.89	$—	6.4 years

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the six months ended June 30, 2018, 28,301 (2017: 11,559) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the six months ended June 30, 2018, 648 (2017: nil) RSUs were forfeited by employees, resulting in an immaterial reversal (2017: nil) of stock compensation expense.

Employee RSU activity during the six months ended June 30, 2018 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2017	22,798	$23.50
Granted	28,301	15.90
Vested	(4,053)	32.21
Forfeited	(648)	21.65
Balance at June 30, 2018	46,398	$18.13

For the six months ended June 30, 2018 and 2017, the general and administrative expenses included stock compensation expense (net of forfeitures) of $2.5 million and $1.9 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

8.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME Advisors, LP (“DME Advisors”) under which the Company, its reinsurance subsidiaries and DME Advisors LLC (“DME”) are participants of a joint venture for the purpose of managing certain jointly held assets, (“Joint Venture”) as may be amended from time to time (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors, as may be amended from time to time (the “advisory agreement”). Effective January 1, 2017, the venture agreement and the advisory agreements were amended and restated to replace the previous agreements dated January 1, 2014, and will expire on December 31, 2019 and renew automatically for successive three-year periods. DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors is allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the three and six months ended June 30, 2018, no performance allocation was deducted due to the investment loss (2017: reversal of $1.2 million and nil, respectively).

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, is paid to DME Advisors. Included in the net investment income (loss) for the three and six months ended June 30, 2018 were management fees of $4.1 million and $8.6 million, respectively (2017: $4.3 million and $8.6 million, respectively). The management fees have been fully paid as of June 30, 2018.

Pursuant to the venture and advisory agreements, the Company has agreed to indemnify DME and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s investment advisor. The Company will reimburse DME and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME or DME Advisors. For the six months ended June 30, 2018, there were no indemnification payments payable or paid by the Company.

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

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable non-controlling interests in related party, non-controlling interests in related party and total non-controlling interests in related party for the six months ended June 30, 2018 and 2017 (see Note 1 for additional information on changes in the presentation of non-controlling interests):

	Redeemable non-controlling interest in related party joint venture			Non-controlling interest in related party joint venture			Total non-controlling interest in related party joint venture
	Six months ended June 30			Six months ended June 30			Six months ended June 30
	2018	2017		2018	2017		2018	2017
Opening balance	$7,169	$5,884	—	$12,933	$11,561	—	$20,102	$17,445
Income (loss) attributed to non-controlling interest	(1,079)	(97)	—	(1,868)	(201)	—	(2,947)	(298)
Net contribution into (withdrawal from) non-controlling interest	346	(420)	—	(346)	420	—	—	—
Ending balance	$6,436	$5,367		$10,719	$11,780		$17,155	$17,147

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of June 30, 2018, $34.0 million (December 31, 2017: $39.2 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company, along with certain affiliates of DME Advisors, collectively own 49% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

9.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2018, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$50,000	June 30, 2019	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2019	120 days prior to termination date
	$450,000

On March 28, 2018, the Butterfield Bank facility was decreased from $100.0 million to $50.0 million. As of June 30, 2018, an aggregate amount of $192.5 million (December 31, 2017: $188.5 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities, restricted cash, and cash and cash equivalents. As of June 30, 2018, total equity securities, restricted cash, and cash and cash equivalents with a fair value in the aggregate of $198.7 million (December 31, 2017: $200.4 million) were pledged as collateral against the letters of credit issued (also see Note 4). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2018 and December 31, 2017.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of June 30, 2018, collateral of $380.9 million (December 31, 2017: $377.9 million) was provided to cedents in the form of regulatory trust accounts.

Revolving Credit Facility

The Joint Venture has entered into a secured revolving credit facility with The Bank of Nova Scotia (the “credit facility”), to provide funding for its investment activities. At June 30, 2018, the Joint Venture had the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $30.0 million (December 31, 2017: $25.0 million). At June 30, 2018, the interest rate on the credit facility was 3.11% (December 31, 2017: 2.47%) and the Joint Venture and certain of the Company’s subsidiaries, solely as “Participants” in the Joint Venture under the venture agreement, had pledged $36.2 million (December 31, 2017: $37.7 million) of their physical gold holdings as collateral against the borrowed funds. For the six months ended June 30, 2018, interest expense pursuant to the credit facility was $0.4 million (2017: nil) and was included in net investment loss in the condensed consolidated statements of income. The credit facility matures on November 8, 2018 and can be extended for one year by the Joint Venture upon providing 120 days’ notice to the lender. Subsequent to June 30, 2018, the Joint Venture provided notice to extend the credit facility for one additional year. The Joint Venture may terminate or reduce the commitment by giving 10 business days’ notice prior to the effective date of termination or reduction and prepaying the applicable principal obligation and all interest accrued thereon. The credit facility contains certain events of default and restrictive covenants, including but not limited to, limitations on liens on the pledged collateral, mergers and sales of assets and limitations on distributions. The Joint Venture was in compliance with all the covenants of this facility as of June 30, 2018.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expired on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. The Company is in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until December 31, 2018.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of June 30, 2018.

The total rent expense related to leased office space for the three and six months ended June 30, 2018 was $0.2 million and $0.3 million, respectively (2017: $0.2 million and $0.3 million, respectively).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of June 30, 2018, the Company had commitments to invest an additional $7.0 million (December 31, 2017: $6.5 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of June 30, 2018.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2018	2019	2020	2021	2022	Thereafter	Total
	($ in thousands)
Operating lease obligations	$86	$172	$172	$64	$—	$—	$494
Private equity and limited partnerships (1)	6,950	—	—	—	—	—	6,950
	$7,036	$172	$172	$64	$—	$—	$7,444
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

10.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property
Commercial	$3,069	2.2%	$2,102	1.2%	$5,712	1.8%	$5,481	1.5%
Motor	18,391	12.9	14,200	8.1	40,813	12.9	29,509	7.9
Personal	4,884	3.4	20,513	11.7	7,324	2.3	41,782	11.2
Total Property	26,344	18.5	36,815	21.0	53,849	17.0	76,772	20.6

Casualty
General Liability	137	0.1	401	0.2	1,370	0.4	2,191	0.6
Motor Liability	72,118	50.7	75,883	43.4	155,680	49.1	152,836	41.1
Professional Liability	673	0.5	2,168	1.2	1,111	0.4	6,221	1.7
Workers' Compensation	3,135	2.2	1,996	1.2	6,694	2.1	7,418	2.0
Multi-line *	22,377	15.8	33,913	19.4	39,392	12.4	67,163	18.0
Total Casualty	98,440	69.3	114,361	65.4	204,247	64.4	235,829	63.4

Other
Accident & Health	12,667	8.9	10,406	6.0	42,244	13.3	33,510	9.0
Financial	3,813	2.7	12,931	7.4	15,027	4.7	24,860	6.7
Marine	—	—	—	—	371	0.1	—	—
Other Specialty	845	0.6	376	0.2	1,496	0.5	1,132	0.3
Total Other	17,325	12.2	23,713	13.6	59,138	18.6	59,502	16.0
	$142,109	100.0%	$174,889	100.0%	$317,234	100.0%	$372,103	100.0%
(*) Contracts that cover more than one line of business are grouped as “multi-line” regardless of whether a portion of the underlying business is covered by one of the lines of business listed above. The Company’s multi-line business predominantly relates to casualty reinsurance. The prior period comparative information has been reclassified to conform to the current period presentation.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$127,475	89.7%	$152,014	86.9%	$285,182	89.9%	$323,772	87.0%
Worldwide (1)	14,603	10.3	22,784	13.0	31,881	10.0	48,078	12.9
Europe	31	—	91	0.1	217	0.1	237	0.1
Asia (2)	—	—	—	—	(46)	—	16	—
	$142,109	100.0%	$174,889	100.0%	$317,234	100.0%	$372,103	100.0%
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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2018 and 2017 and financial condition as of June 30, 2018 and December 31, 2017. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Property business includes automobile physical damage, personal lines (including homeowners’ insurance) and commercial lines. Property business includes both catastrophe as well as non-catastrophe coverage. We expect the catastrophe business to make up a smaller proportion of the property business. Property business is generally expected to have losses reported and paid quicker than casualty business.

Casualty business includes general liability, motor liability, professional liability and workers’ compensation coverage. In addition, contracts that cover more than one line of business are grouped as “multi-line” regardless of whether a portion of the underlying business is covered by one of the lines of business. The Company’s multi-line business predominantly relates to casualty reinsurance and as such all multi-line business is included within the casualty category. Casualty business generally has losses reported and paid over a longer period of time than property business.

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
The industry sustained significant natural catastrophe losses in the third quarter of 2017, and in addition, suffered losses from the historically large California wildfires in the fourth quarter of 2017. We believe that losses from these events created short term capital impacts that were offset by capital injections, particularly in the property catastrophe market. As a result, any positive rate impact was limited. We believe the 2017 property catastrophe events highlighted some of the weak pricing conditions in certain non-catastrophe lines of business. However, while terms and conditions improved for renewals, particularly on loss-impacted contracts, such improvement was limited.
From time to time we may purchase retrocessional coverage to manage our overall exposure, reduce our net liability on individual risks, to obtain additional underwriting capacity or to balance our underwriting portfolio. Historically, our retrocession activities have constituted a small part of our overall business, but recently we have increased our use of retrocessional coverage and may continue to do so in the future.
Compared to most of our competitors, we are small and, generally, have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and will allow us to profitably participate in lines of business that fit within our strategy. Further we believe that the pressure to contain and reduce internal expenses will continue for the foreseeable future, particularly as the use of unrated collateralized capital extends to classes of business beyond the current significant penetration in property catastrophe classes. Collateralized reinsurance funds are generally cheaper to operate than rated reinsurance companies and may also have access to capital at a lower cost.
In addition to our existing lines of business, we have begun to establish a footprint in additional classes of business that we believe will generate favorable returns on equity over the long term, including participation where we are not the lead underwriter and opportunities we expect to see from our Greenlight Re Innovations initiative.
We expect that innovations in the technological, analytical, product and delivery mechanism in the insurance and reinsurance industries will have an increasingly significant effect on the markets in which we operate. In light of our expectations, earlier this year we announced the formation of Greenlight Re Innovations, our internal effort to develop and implement product and service innovations with insurance applications.
We will continue to monitor market conditions to best position ourselves to participate where an appropriate risk reward profile exists. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio shape and performance.
Our investment portfolio had a net long exposure of 13.9% as of June 30, 2018. The first half of 2018 proved to be difficult for the portfolio and our value investment style. Our goal for 2018, however, remains the same: to protect capital and to find investment opportunities on both our long and short portfolios that we believe will generate adequate risk adjusted returns. There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including rising interest rates and potential trade disputes. Given the uncertainties, for the foreseeable future we expect to maintain comparatively lower net equity exposures and to hold a significant position in gold and other macro positions.

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

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$661,665	$700,916	$844,257	$880,333	$858,517
Less: Non-controlling interest in joint venture	(10,719)	(11,071)	(12,933)	(12,828)	(11,780)
Numerator for basic adjusted book value per share	650,946	689,845	831,324	867,505	846,737
Add: Proceeds from in-the-money stock options issued and outstanding	—	—	13,859	14,028	4,000
Numerator for fully diluted adjusted book value per share	$650,946	$689,845	$845,183	$881,533	$850,737
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	37,415,259	37,550,648	37,359,545	37,348,753	37,367,094
Add: In-the-money stock options and RSUs issued and outstanding	46,398	46,398	679,684	687,351	217,684
Denominator for fully diluted adjusted book value per share	37,461,657	37,597,046	38,039,229	38,036,104	37,584,778
Basic adjusted book value per share	$17.40	$18.37	$22.25	$23.23	$22.66
Fully diluted adjusted book value per share	17.38	18.35	22.22	23.18	22.64

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	($ in thousands)
Income (loss) before income tax	$(38,312)	$(36,314)	$(184,160)	$(27,567)
Add (subtract):
Investment (income) loss	40,656	39,149	185,872	27,531
Other (income) expense	(93)	(336)	577	(329)
Corporate expenses	2,881	2,313	5,344	4,945
Net underwriting income (loss)	$5,132	$4,812	$7,633	$4,580

Results of Operations

Three and six months ended June 30, 2018 and 2017

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended June 30, 2018, the fully diluted adjusted book value per share decreased by $0.97 per share, or 5.3%, to $17.38 per share from $18.35 per share at March 31, 2018. For the three months ended June 30, 2018, the basic adjusted book value per share decreased by $0.97 per share, or 5.3%, to $17.40 per share from $18.37 per share at March 31, 2018.

For the six months ended June 30, 2018, the fully diluted adjusted book value per share decreased by $4.84 per share, or 21.8%, to $17.38 per share from $22.22 per share at December 31, 2017. For the six months ended June 30, 2018, the basic adjusted book value per share decreased by $4.85 per share, or 21.8%, to $17.40 per share from $22.25 per share at December 31, 2017.

For the three months ended June 30, 2018, we reported a net loss of $37.4 million, compared to a a net loss of $35.5 million reported for the same period in 2017. Our net investment loss for the three months ended June 30, 2018 was $40.7 million, compared to a net investment loss of $39.1 million reported for the same period in 2017. Our investment portfolio managed by DME Advisors, LP reported a loss of 3.8% for the three months ended June 30, 2018, compared to a loss of 3.4% for the same period in 2017. The net underwriting income for the three months ended June 30, 2018 was $5.1 million, compared to net underwriting income of $4.8 million for the same period in 2017. For the three months ended June 30, 2018, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 92.7%, compared to 94.4% during the same period in 2017. General and administrative expenses for the three months ended June 30, 2018 were $7.0 million, compared to $6.3 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to higher personnel expenses and legal and professional fees during the period compared to the same period in 2017.

For the six months ended June 30, 2018, we reported a net loss of $180.1 million, compared to a net loss of $27.1 million reported for the same period in 2017, primarily due to investment losses. Our net investment loss for the six months ended June 30, 2018 was $185.9 million, compared to a net investment loss of $27.5 million reported for the same period in 2017. Our investment portfolio reported a loss of 15.2% for the six months ended June 30, 2018, compared to a loss of 2.5% for the same period in 2017. The net underwriting income for the six months ended June 30, 2018 was $7.6 million, compared to underwriting income of $4.6 million reported for the same period in 2017. For the six months ended June 30, 2018, our composite ratio was 94.5%, compared to 95.9% during the same period in 2017. General and administrative expenses for the six months ended June 30, 2018 decreased slightly to $12.9 million from $13.1 million for the six months ended June 30, 2017.

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

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$26,344	18.5%	$36,815	21.0%	$53,850	17.0%	$76,772	20.6%
Casualty	98,441	69.3	114,362	65.4	204,247	64.4	235,829	63.4
Other	17,324	12.2	23,712	13.6	59,137	18.6	59,502	16.0
Total	$142,109	100.0%	$174,889	100.0%	$317,234	100.0%	$372,103	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the mix of premiums written between property, casualty and other business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended June 30, 2018, our gross premiums written decreased by $32.8 million, or 18.7% compared to the same period in 2017. The changes in gross premiums written for the three months ended June 30, 2018 were attributable to the following:

Gross Premiums Written
Three months ended June 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(10.5)	(28.4)%	Decrease was primarily due to homeowners’ insurance contracts that were not renewed, partially offset by an increase in gross premiums written relating to private passenger automobile contracts.
Casualty	$(15.9)	(13.9)%	Decrease was primarily due to a multi-line casualty contract renewed at a lower share as well as a number of professional liability casualty contracts not renewed.
Other	$(6.4)	(26.9)%
Decrease was primarily due to premium adjustments on certain mortgage insurance contracts during the quarter. The decrease was partially offset by an increase relating to medical stop-loss business, which benefited from higher underlying premium volume reported by a cedent.

For the six months ended June 30, 2018, our gross premiums written decreased by $54.9 million, or 14.7%, compared to the same period in 2017. The change in gross premiums written for the six months ended June 30, 2018 was attributable to the following:

Gross Premiums Written
Six months ended June 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(22.9)	(29.9)%	Decrease was primarily due to homeowners’ insurance contracts that were not renewed, partially offset by an increase in gross premiums written relating to private passenger automobile contracts.
Casualty	$(31.6)	(13.4)%
Decrease was primarily due to a multi-line casualty contract renewed at a lower share and to a lesser extent due to a number of professional liability casualty contracts not renewed. The decrease was partially offset by an increase in motor liability premiums written on private passenger automobile contracts.

Other	$(0.4)	(0.6)%
Decrease was primarily due to certain mortgage insurance contracts that renewed at a lower share compared to the expiring contracts. The decrease was partially offset by an increase relating to medical stop-loss business for which a significant portion of the underlying policies and corresponding premiums are written during the first half of the year. However, a medical stop-loss contract expired during 2018 and was not renewed, which may result in lower medical-stop loss premiums written in future quarters.

Premiums Ceded

For the three and six months ended June 30, 2018, premiums ceded were $27.2 million and $57.1 million, respectively, compared to $2.5 million and $5.9 million, respectively, for the three and six months ended June 30, 2017. The increase in premiums ceded for the three and six months ended June 30, 2018 was primarily due to quota share retrocession contracts entered into during 2017 to cede a portion of the private passenger automobile exposure. In addition, during the second quarter of 2018, we purchased retrocession coverage to reduce our exposure to natural peril events. In general, we seek to use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$17,954	15.6%	$36,569	21.2%	$39,423	15.1%	$75,986	20.8%
Casualty	79,947	69.6	112,085	65.0	161,964	62.3	230,705	63.0
Other	16,971	14.8	23,712	13.8	58,767	22.6	59,463	16.2
Total	$114,872	100.0%	$172,366	100.0%	$260,154	100.0%	$366,154	100.0%

For the three and six months ended June 30, 2018, net premiums written decreased by $57.5 million, or 33.4%, and $106.0 million, or 28.9%, respectively, compared to the three and six months ended June 30, 2017. The change in net premiums written was a net result of the changes in gross premiums written and premiums ceded as explained above.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$20,171	15.7%	$32,495	20.3%	$44,552	16.2%	$63,621	20.4%
Casualty	79,466	61.7	104,510	65.2	170,292	62.0	206,153	66.0
Other	29,179	22.6	23,319	14.5	59,816	21.8	42,452	13.6
Total	$128,816	100.0%	$160,324	100.0%	$274,660	100.0%	$312,226	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums, if any, are earned in proportion to the remaining period of protection.

For the three months ended June 30, 2018, the net premiums earned decreased by $31.5 million, or 19.7%. The change in net premiums earned for the three months ended June 30, 2018, was attributable to the following:

Net Premiums Earned
Three months ended June 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(12.3)	(37.9)%	Decrease was primarily due to a homeowners’ insurance contract that was commuted at the end of 2017 and all unearned premiums returned to the cedent.
Casualty	$(25.0)	(24.0)%
Decrease was primarily due to quota share retrocession contracts entered into during the second half of 2017 to cede a portion of the private passenger automobile exposure. To a lesser extent, the decrease related to professional liability contracts not renewed. The decrease was partially offset by an increase in workers’ compensation business.

Other	$5.9	25.1%	Increase was primarily related to health business, which benefited from premiums earned relating to new medical stop-loss contracts entered into during 2017.

For the six months ended June 30, 2018, the net premiums earned decreased by $37.6 million, or 12.0%. The change in net premiums earned for the six months ended June 30, 2018 was attributable to the following:

Net Premiums Earned
Six months ended June 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(19.1)	(30.0)%
Decrease was primarily due to a homeowners’ insurance contract that was commuted at the end of 2017 and all unearned premiums returned to the cedent. In addition, the premiums retroceded relating to private passenger automobile business contributed to the decrease. The decrease was partially offset by increase in gross premiums earned relating to physical damage coverage on private passenger automobile contracts.

Casualty	$(35.9)	(17.4)%
Decrease was primarily due to quota share retrocession contracts entered into during the second half of 2017 to cede a portion of the private passenger automobile exposure. To a lesser extent, the decrease related to professional liability contracts not renewed. The decrease was partially offset by increase in workers’ compensation business.

Other	$17.4	40.9%	Increase was partially related to medical stop-loss business and partially related to mortgage insurance business.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$8,716	10.3%	$19,355	18.3%	$18,550	10.3%	$38,949	18.5%
Casualty	$58,972	69.5%	$73,061	68.9%	$129,939	71.9%	$144,799	68.7%
Other	$17,127	20.2%	$13,600	12.8%	$32,150	17.8%	$27,080	12.8%
Total	$84,815	100.0%	$106,016	100.0%	$180,639	100.0%	$210,828	100.0%

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
The change in net losses incurred for the three months ended June 30, 2018 was attributable to the following:

Net Losses Incurred
Three months ended June 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(10.6)	(55.0)%
Decrease was primarily due to homeowners’ insurance contracts not renewed at the end of 2017 as well as a contract that was commuted at the end of 2017. In addition, favorable loss development on prior period catastrophe losses also contributed to the decrease in property losses incurred.

Casualty	$(14.1)	(19.3)%	Decrease was primarily due to the retroceded private passenger automobile quota share contracts resulting in losses recovered from retrocessionaires.
Other	$3.5	25.9%	Increase was primarily due to increase in earned premiums on medical stop-loss contracts.

The change in net losses incurred for the six months ended June 30, 2018 was attributable to the following:

Net Losses Incurred
Six months ended June 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(20.4)	(52.4)%
Decrease was primarily due to a homeowners’ insurance contract that was commuted at the end of 2017. In addition, favorable loss development on prior period catastrophe losses also contributed to the decrease. The decrease was partially offset by the increase in losses incurred relating to the increase in private passenger motor insurance premiums earned.

Casualty	$(14.9)	(10.3)%
Decrease was primarily due to the retroceded private passenger automobile quota share contracts resulting in losses recovered from retrocessionaires. The decrease was partially offset by adverse loss development on prior period private passenger automobile and general liability contracts as well as an increase in losses incurred resulting from a corresponding increase in premiums earned in the current period on workers’ compensation contracts.

Other	$5.1	18.7%
Increase was primarily related to the increase in earned premiums on medical stop-loss business and to a lesser extent related to an increase in losses on prior period surety contracts. The increase was partially offset by favorable loss development on prior period mortgage insurance contracts.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our contracts. The loss ratios for the three and six months ended June 30, 2018, were as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Property	43.2%	59.6%	41.6%	61.2%
Casualty	74.2%	69.9%	76.3%	70.2%
Other	58.7%	58.3%	53.7%	63.8%
Total	65.8%	66.1%	65.8%	67.5%

We expect our property loss ratio to vary, sometimes significantly, based on catastrophe events and changes in the mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The changes in loss ratios for the three months ended June 30, 2018 were attributable to the following:

Change in Loss Ratios
Three months ended June 30, 2018
	Increase / (decrease) in loss ratio points	Explanation
Property	(16.4)
Decrease in loss ratio was primarily due to lower concentration of homeowners’ insurance contracts, which historically have had a higher loss ratio than other property contracts. In addition, the lower loss ratio was a result of net favorable loss development on prior period property contracts relating to the 2015 and 2016 accident years.

Casualty	4.3	Increase in the loss ratio related primarily to increases in motor liability and multi-line loss ratios
Other	0.4	Increase in the loss ratio on health business was largely offset by the decrease in the financial line loss ratio.

The changes in loss ratios for the six months ended June 30, 2018 were attributable to the following:

Change in Loss Ratios
Six months ended June 30, 2018
	Increase / (decrease) in loss ratio points	Explanation
Property	(19.6)	Decrease in loss ratio was primarily due to favorable loss development on prior period catastrophe losses relating to hurricanes Harvey, Irma and Maria.
Casualty	6.1
Increase in loss ratio was primarily due to adverse loss development relating to prior period professional indemnity, general liability and multi-line contracts. In addition, the motor liability loss ratio was also higher during the six months ended June 30, 2018 compared to the same period in 2017.

Other	(10.1)	Decrease in loss ratio was due to favorable loss development on prior period mortgage insurance contracts, partially offset by an increase in loss reserves on prior period surety contracts.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Six months ended June 30
		2018			2017
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$204,676	$(27,158)	$177,518	$159,840	$57	$159,897
Change in loss and loss adjustment expense reserves	10,667	(7,546)	3,121	50,886	45	50,931
Total	$215,343	$(34,704)	$180,639	$210,726	$102	$210,828

For the six months ended June 30, 2018, the net losses incurred relating to prior accident years decreased by $3.5 million, which primarily related to the following:

•	$5.8 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes resulting from updated reporting received from cedents;

•	$3.5 million of favorable loss development on prior period mortgage insurance contracts resulting from continued favorable claims experience;

•	$3.5 million of favorable prior period experience on property contracts stemming from accident years 2015 and 2016 where claims experience has been better than expected;

•	$3.4 million of adverse loss development on non-standard automobile contracts stemming from difficult market conditions faced by the industry during 2015;

•	$3.2 million of adverse loss development on solicitors professional indemnity contracts resulting from adverse reporting of claims in excess of expected;

•	$1.9 million of adverse loss development on general liabilities contracts across two accounts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience;

•
$1.2 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deteriorations in circumstances on several previously reported claims for a single legacy contract; and

•	The remaining $0.4 million of favorable loss development was due to development across various other multi-line, casualty and other contracts.

The financial impact of these changes in incurred losses was offset via certain contractual features such as sliding scale ceding commissions, profit commission adjustments and premium adjustments. The net negative impact of prior period reserving revisions on net underwriting income for the six months ended June 30, 2018 was $0.7 million.

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

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$4,841	14.0%	$9,638	21.2%	$10,399	13.2%	$19,528	22.0%
Casualty	19,330	55.8	27,520	60.6	41,755	53.0	54,197	61.2
Other	10,452	30.2	8,271	18.2	26,678	33.8	14,915	16.8
Total	$34,623	100.0%	$45,429	100.0%	$78,832	100.0%	$88,640	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) fluctuate based on the mix of business. The acquisition cost ratios for the six months ended June 30, 2018 and 2017, were as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Property	24.0%	29.7%	23.3%	30.7%
Casualty	24.3%	26.3%	24.5%	26.3%
Other	35.8%	35.5%	44.6%	35.1%
Total	26.9%	28.3%	28.7%	28.4%

The changes in the acquisition cost ratios for the three months ended June 30, 2018, compared to the same period in 2017, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended June 30, 2018
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(5.7)
Decrease in acquisition cost ratio was primarily due to a decrease in the in-force homeowners’ insurance business, which has a higher rate of ceding commission than other property contracts. In addition, the acquisition cost ratio on motor property business decreased during the period as a result of commission overrides on the retroceded contracts.

Casualty	(2.0)
Decrease in acquisition cost ratio partially relating to motor property business as a result of commission overrides on the retroceded contracts and partially relating to lower profit commissions on multi-line contracts.

Other	0.3	Increase in acquisition cost ratio primarily related to higher profit commissions on mortgage insurance contracts, largely offset by a decrease in acquisition cost ratio on health business.

The changes in the acquisition cost ratios for the six months ended June 30, 2018, compared to the same period in 2017, were attributable to the following:

Change in Acquisition Cost Ratios
Six months ended June 30, 2018
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(7.4)
Decrease in acquisition cost ratio was primarily due to a decrease in the in-force homeowners’ insurance business, which has a higher rate of ceding commission than other property contracts. In addition, the acquisition cost ratio on motor property business decreased during the period as a result of commission overrides on the retroceded contracts.

Casualty	(1.8)
Decrease in acquisition cost ratio primarily related to motor property business, partially as a result of commission overrides on the retroceded contracts and partially due to commission adjustments resulting from an increase in loss ratio on certain motor contracts. To a lesser extent, the decrease in acquisition cost ratio related to lower commissions on multi-line and workers’ compensation contracts.

Other	9.5
Increase in acquisition cost ratio primarily related to increase in profit commissions resulting from the favorable loss development on mortgage insurance contracts, partially offset by a decrease in acquisition cost ratio on health business.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Underwriting expenses	$4,077	$4,034	$7,570	$8,145
Corporate expenses	2,881	2,313	5,344	4,945
General and administrative expenses	$6,958	$6,347	$12,914	$13,090

Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For the three months ended June 30, 2018, the general and administrative expenses increased by $0.6 million, or 9.63%, compared to the same period in 2017. The underwriting related expenses were mostly unchanged compared to the same period in 2017. For the three months ended June 30, 2018, the increase in corporate expenses was primarily due to higher legal and professional fees compared to the same period in 2017. For the three months ended June 30, 2018 and 2017, general and administrative expenses included $1.2 million and $1.0 million, respectively, of expenses related to stock compensation granted to employees and directors.

For the six months ended June 30, 2018, the general and administrative expenses decreased by $0.2 million, or (1.34)%, compared to the same period in 2017. The underwriting expense decreased primarily due to lower bonus and recruitment expenses partially offset by an increase in salary and stock compensation expense. Corporate expenses increased primarily due to higher legal and professional fees incurred during the six months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018 and 2017, the general and administrative expenses included $2.5 million and $1.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

Net Investment Income (Loss)

A summary of our net investment income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Realized gains (losses)	$11,108	$19,419	$(129,147)	$68,386
Change in unrealized gains and losses	(53,195)	(57,875)	(56,890)	(81,253)
Investment related foreign exchange gains (losses)	1,807	(2,803)	612	(9,818)
Interest and dividend income, net of withholding taxes	11,064	10,680	21,656	15,286
Interest, dividend and other expenses	(7,309)	(5,423)	(13,518)	(11,488)
Investment advisor compensation	(4,131)	(3,147)	(8,585)	(8,644)
Net investment income (loss)	$(40,656)	$(39,149)	$(185,872)	$(27,531)

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income may vary depending on cash flows into or out of the investment account.

For the three months ended June 30, 2018, investment income, net of fees and expenses, resulted in a loss of 3.8% on our investments managed by DME Advisors, compared to a loss of 3.4% for the three months ended June 30, 2017. The long portfolio gained 3.4%, while the short portfolio and macro positions lost 6.1% and 0.7%, respectively, during the three months ended June 30, 2018. For the three months ended June 30, 2018, the largest contributors of net investment income were long positions in CNX Resources (CNX), Ensco (ESV) and General Motors Company (GM), while the largest detractors were a long position in Brighthouse Financial (BHF), and short positions in Tesla (TSLA) and a group of perceived overpriced momentum driven short equities (the “Bubble Basket”).

For the six months ended June 30, 2018, investment income, net of fees and expenses, resulted in a loss of 15.2% on our investments managed by DME Advisors, compared to a loss of 2.5% for the six months ended June 30, 2017. The long portfolio lost 2.3%, while the short portfolio and macro positions lost 11.4% and 0.7%, respectively, during the six months ended June 30, 2018. For the six months ended June 30, 2018, the largest contributors to investment income were long positions in CNX Resources (CNX), Micron Technology (MU) and Twitter (TWTR). The largest detractors were Brighthouse Financial (BHF), and short positions in Netflix (NFLX) and the Bubble Basket.

For the three and six months ended June 30, 2018, included in “investment advisor compensation” in the above table was $4.1 million and $8.6 million, respectively (2017: $4.3 million and $8.6 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. In addition, investment advisor compensation includes performance compensation. For the three and six months ended June 30, 2018 no performance compensation was recorded for the periods due to the negative investment returns (2017: a reversal of $1.2 million and nil due to the negative investment returns for the three and six month periods).

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

For the six months ended June 30, 2018 and 2017, the gross investment return on our investment portfolio managed by DME Advisors (excluding investment advisor performance allocation) was (15.2)% and (2.5)%, respectively. The gross investment gains (losses) were comprised of the following:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Long portfolio gains (losses)	3.4%	0.7%	(2.3)%	4.9%
Short portfolio gains (losses)	(6.1)	(2.5)	(11.4)	(5.5)
Macro gains (losses)	(0.7)	(1.3)	(0.7)	(1.1)
Other income and expenses [1]	(0.4)	(0.3)	(0.8)	(0.8)
Gross investment return	(3.8)%	(3.4)%	(15.2)%	(2.5)%
Net investment return	(3.8)%	(3.4)%	(15.2)%	(2.5)%
1 Excludes performance compensation but includes management fees.

DME Advisors and its affiliates manage and expect to manage other client accounts besides ours, some of which have investment objectives similar to ours. To comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our website (www.greenlightre.com) provides the names of the largest disclosed long positions in our investment portfolio as of the last business day of the month of the relevant posting, as well as information on our long and short exposures. Although DME Advisors regularly discloses all investment positions to us, it may choose not to disclose certain positions to its other clients in order to protect its investment strategy. Therefore, we present on our website the relevant largest long positions and exposure information as disclosed by DME Advisors or its affiliates to their other clients.

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

As of June 30, 2018, a deferred tax asset of $2.5 million (December 31, 2017: $1.7 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios from period to period.

The following table provides the ratios:

	Six months ended June 30				Six months ended June 30
	2018				2017
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	41.6%	76.3%	53.7%	65.8%	61.2%	70.2%	63.8%	67.5%
Acquisition cost ratio	23.3	24.5	44.6	28.7	30.7	26.3	35.1	28.4
Composite ratio	64.9%	100.8%	98.3%	94.5%	91.9%	96.5%	98.9%	95.9%
Underwriting expense ratio				2.8				2.6
Combined ratio				97.3%				98.5%

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

Financial Condition

Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Prime Brokers and Other Financial Institutions

Our long investments and financial contracts receivable reported in the condensed consolidated balance sheets as of June 30, 2018, were $971.7 million, compared to $1,375.9 million as of December 31, 2017, a decrease of $404.2 million, or 29.4%.

As of June 30, 2018, our exposure to long investments was 86.2%, compared to 100.7% as of December 31, 2017. This exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore the change in the long exposure percentage may not directly translate into a corresponding change in the reported amount of long investments.

The significant changes in our long investments and financial contracts receivable for the six months ended June 30, 2018 were as follows:

Increase (decrease) ($ in millions)	Explanation
$(383.2)	Equities - Listed	Decrease in long equity investments resulting from a decrease in the long exposure from sale of equities and to a lesser extent due to a decrease in fair values of certain equity securities.
$(82.9)	Other investments
Decrease in other investments was primarily due to the sale of physical gold bullion during the period. While the gold bullion was reduced, the overall exposure to gold was maintained through the purchase of gold futures.

$6.7	Debt	Increase was primarily due to municipal debt purchased during the period and the unrealized gains relating to municipal debt.
$55.2	Financial contracts receivable	Increase was primarily due to put options entered into during the period.

Financial contracts payable as of June 30, 2018 decreased by $3.5 million, or 15.6%, compared to December 31, 2017, primarily due to total return equity swaps disposed during the period, and partially offset by put options entered into during the period.

From time to time, we incur indebtedness to our prime brokers and custodians to implement our investment strategy in accordance with our investment guidelines. Under term margin agreements and revolving credit agreements we pledge certain investment securities to borrow cash from prime brokers and custodians in order to provide collateral for trust accounts and for our letters of credit outstanding. The borrowed amount is held in accounts for the benefit of the beneficiaries and is included in the restricted cash and cash equivalents balance on the condensed consolidated balance sheet. As of June 30, 2018, we had borrowed $520.2 million (December 31, 2017: $672.7 million) from our prime brokers and custodians for investing activities (including short positions) and to provide collateral for trust accounts and letters of credit. The decrease in the amount borrowed from prime brokers and custodian was primarily a result of the lower level of margin borrowing for the composition of the investment portfolio as of June 30, 2018.

In accordance with Greenlight Re’s investment guidelines in effect as of June 30, 2018, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

Our investment portfolio, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of June 30, 2018, 85.0% (December 31, 2017: 91.5%) of our investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 13.0% (December 31, 2017: 7.1%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.5% (December 31, 2017: 0.3%) was comprised of securities valued based on non-observable inputs (Level 3). As of June 30, 2018, 1.5% (December 31, 2017: 1.1%) of our investment portfolio was comprised of private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 3 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the six months ended June 30, 2018 and 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of June 30, 2018, $202.2 million (December 31, 2017: $129.8 million) of our investments (longs, shorts and derivatives) were valued based on broker quotes, of which $201.3 million (December 31, 2017: $129.0 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.9 million (December 31, 2017: $0.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Securities Sold, Not Yet Purchased; Restricted Cash and Cash Equivalents

As of June 30, 2018, our securities sold, not yet purchased, were $681.3 million, compared to $912.8 million at December 31, 2017. Meanwhile, the short exposure increased to 72.3% as of June 30, 2018, compared to 67.2% at December 31, 2017, primarily due to covering some of the listed equity short positions and partially due to converting certain short equity positions to put options. The exposure analysis is conducted on a delta-adjusted basis and excludes macro positions which consist of CDS, interest rate swaps, sovereign debt, currencies, commodities, volatility indexes and derivatives on any of these instruments. Therefore the change in the short exposure percentage may not directly translate into a corresponding change in the reported amount of securities sold, not yet purchased.

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

Given the various scenarios under which a loss may occur on a short sale, it is not possible to quantify the risk and uncertainty of loss relating to short sales. However, DME Advisors typically performs a detailed analysis prior to entering into a short sale. Thereafter, the investment is routinely monitored by DME Advisors. As of June 30, 2018, Greenlight Re’s investment guidelines limit any single investment from constituting more than 20% of the portfolio (10% for GRIL’s portfolio) at any given time, which limits the potential adverse impact on our results of operations and financial position from any one position.

As of June 30, 2018, restricted cash included $681.3 million relating to collateral for securities sold, not yet purchased, compared to $912.8 million as of December 31, 2017.

Overall, our restricted cash decreased by $238.9 million, or 15.9%, from $1,503.8 million to $1,264.9 million, primarily due to the decrease in securities sold short during the six months ended June 30, 2018.

Reinsurance Balances Receivable

At June 30, 2018, reinsurance balances receivable were $321.9 million, compared to $301.8 million as of December 31, 2017, an increase of $20.1 million, or 6.7%. The increase in reinsurance balances receivable was primarily attributable to an increase in premiums on contracts currently in force including net premiums held by ceding insurers on certain deals that allow for funds to be withheld by the ceding insurer. At June 30, 2018, funds withheld assets were $69.2 million, compared to $55.1 million as of December 31, 2017. We believe the reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at June 30, 2018.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment expenses recoverable

Reserves for loss and loss adjustment expenses were comprised of the following:

	June 30, 2018			December 31, 2017
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$44,907	$32,426	$77,333	$64,762	$33,040	$97,802
Casualty	96,876	220,347	317,223	86,254	206,205	292,459
Other	28,606	51,176	79,782	27,072	47,047	74,119
Total	$170,389	$303,949	$474,338	$178,088	$286,292	$464,380

During the six months ended June 30, 2018, the total loss and loss adjustment expense reserves increased by $10.0 million, or 2.1% to $474.3 million from $464.4 million as of December 31, 2017. The increases in reserves were primarily related to attritional losses on premiums earned during the period. This was partially offset by favorable loss development on property contracts relating to accident years 2015 and 2016 as well as the 2017 hurricanes, combined with payments made on reported claims.

During the six months ended June 30, 2018, the total loss and loss adjustment expenses recoverable increased by $7.5 million, or 25.6% to $37.0 million from $29.5 million as of December 31, 2017. The increase primarily related to the retroceded private passenger automobile contracts. See Note 6 of the accompanying condensed consolidated financial statement for credit risk of the retrocessionaires.

For most of our contracts written as of June 30, 2018, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our property business, and to a lesser extent our casualty and other business, include certain contracts that contain or may contain natural peril loss exposure. As of July 1, 2018, our net annual aggregate loss exposure to any series of natural peril events was $199.2 million. The estimate of our net annual loss exposure:

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

We categorize peak zones as: United States, Canada and the Caribbean; Europe; Japan; and the rest of the world. The following table provides single event and net annual aggregate loss exposure information for the peak zones of our natural peril coverage as of July 1, 2018:

	July 1, 2018
Zone	Single Event Loss	Net Annual Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$177,084	$199,181
Europe	95,209	111,609
Japan	95,209	111,609
Rest of the world	95,209	111,609
Maximum Aggregate	177,084	199,181

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
As of July 1, 2018, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $67.0 million and $80.2 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of July 1, 2018:

	July 1, 2018
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$66,966	$78,626
Europe	22,066	25,664
Japan	8,885	9,889
Rest of the world	7,804	8,807
Maximum	66,966	80,157
 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $182.6 million to $661.7 million as of June 30, 2018, compared to $844.3 million as of December 31, 2017. Retained earnings decreased primarily due to a net loss of $180.1 million reported for the six months ended June 30, 2018. The non-controlling interest decreased by $2.2 million for the six months ended June 30, 2018 primarily due to the net investment loss attributable to the non-controlling interest. See Note 8 for additional information regarding non-controlling interests in related party joint venture. The additional paid-in capital decreased, due to share repurchases, by $2.5 million for the six months ended June 30, 2018, but the decrease was equally offset by the increase related to share-based compensation for the period.

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

As of June 30, 2018, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions and general and administrative expenses. Substantially all of our funds, including shareholders’ capital, net of funds required for business operations and capital management, are invested by DME Advisors in accordance with our investment guidelines. As of June 30, 2018, approximately 92% (December 31, 2017: 94%) of our long investments were comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet current and future liabilities. Given our value-oriented long and short investment strategy, if markets are distressed, we would expect the liability of the short portfolio to decline. Any reduction in the liability would cause our need for restricted cash to decrease and thereby free up cash to be used for any purpose. Additionally, since the majority of our invested assets can be readily liquidated, even in distressed markets, we believe sufficient securities can be readily sold or covered in a timely manner to generate cash to pay claims. Since we classify our investments as “trading,” we book all gains and losses (including unrealized gains and losses) on all our investments (including derivatives) as net investment income or loss in our condensed consolidated statements of income for each reporting period.

For the six months ended June 30, 2018 and 2017, the net cash provided by (used in) operating activities was $(28.6) million and $47.8 million, respectively. Included in the net cash used in and provided by operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses of $0.4 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively. Excluding the investment related expenses from the net cash from operating activities, the net cash primarily provided by (used in) our underwriting activities was $(28.2) million and $52.6 million for the six months ended June 30, 2018 and 2017, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. For the six months ended June 30, 2018, the increase in cash used for underwriting activities was primarily due to premiums returned upon commutation of a reinsurance contract. In addition, payment of losses in excess of receipt of premiums also contributed to the decrease in cash from operating activities. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash used in and generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the six months ended June 30, 2018, our investing activities used cash of $167.1 million (2017: provided cash of $113.2 million), driven primarily by cash used for covering short positions and reducing the margin-borrowing from prime brokers. Cash used for, or provided by, investing activities is net of any withdrawals from the joint venture by DME (nil for six months ended June 30, 2018 and 2017). During the six months ended June 30, 2018 and 2017, cash was used for share repurchases in the amount of $2.8 million and $2.3 million, respectively.

As of June 30, 2018, we believe we will have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including realized gains and the disposition of investment securities. As of June 30, 2018, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2018, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of June 30, 2018, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2018, we had two letter of credit facilities available with an aggregate capacity of $450.0 million (December 31, 2017: $600.0 million) with various financial institutions. See Note 9 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of June 30, 2018, the aggregate amount of collateral provided to cedents under such arrangements was $573.4 million (December 31, 2017: $566.4 million). The letters of credit and trust accounts are secured by equity and debt securities as well as cash and cash equivalents with a total fair value of $579.6 million as of June 30, 2018 (December 31, 2017: $578.3 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of June 30, 2018.

Capital

Our capital structure currently consists entirely of equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any material indebtedness in the ordinary course of our business other than borrowing directly related to the management of our investment portfolio. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021, unless renewed. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2018.

On April 25, 2018 the Board of Directors adopted a new share repurchase plan for a one year period, effective July 1, 2018, which expires on June 30, 2019 unless renewed by the Board of Directors. The renewed plan increased the number of shares that may be repurchased to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2018, 180,000 Class A ordinary shares were repurchased by the Company at an average price of $15.27 per share.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of June 30, 2018, there were 1,011,840 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2018 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$172	$322	$—	$—	$494
Private equity and limited partnerships (2)	6,950	—	—	—	6,950
Loss and loss adjustment expense reserves (3)	247,223	121,367	46,964	58,784	474,338
Revolving credit agreement (4)	30,335	—	—	—	30,335
	$284,680	$121,689	$46,964	$58,784	$512,117
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)    As of June 30, 2018, we had made total commitments of $26.4 million in private investments of which we had invested $19.4 million, and our remaining commitments to these investments total $7.0 million. Given the nature of private equity commitments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.

(3)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and therefore are highly uncertain.

(4)	Includes estimated interest expense obligation up to the current expiration date of the revolving credit facility.

As of June 30, 2018, $681.3 million of securities sold, not yet purchased, were secured by $681.3 million of restricted cash held by prime brokers to cover obligations relating to securities sold, not yet purchased. These amounts are not included in the contractual obligations table above because there is no maturity date for securities sold, not yet purchased, and their maturities are not set by any contract, and as such, their due dates cannot be estimated.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. The Company is in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until December 31, 2018.

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

The Joint Venture has entered into a secured revolving credit facility to provide funding for its investment activities (see Note 9 for further details on the revolving credit facility). The Joint Venture has the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $30.0 million as of June 30, 2018. The credit facility matures on November 8, 2018 and can be extended for one year by the Joint Venture upon providing 120 days’ notice to the lender. Subsequent to June 30, 2018, the Joint Venture provided notice to extend the credit facility for one additional year. The repayment of the borrowed amount including estimated interest expense has been included in the above table based on the assumption that the credit facility expires and is not renewed.

The Company and its reinsurance subsidiaries are party to a joint venture agreement with DME under which the Company, its reinsurance subsidiaries and DME are participants of a joint venture for the purpose of managing certain jointly held assets (the “venture agreement”). In addition, the Company, its reinsurance subsidiaries and DME have entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). The terms of each of the current venture agreement and the advisory agreement is dated January 1, 2017through December 31, 2019, with automatic three-year renewals unless 90 days prior to the end of the then current term, either DME notifies the other participants of its desire to terminate the venture agreement or any other participant notifies DME of its desire to withdraw from the venture agreement.

Pursuant to the venture agreement, we pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the six months ended June 30, 2018, performance allocation of nil and management fees of $8.6 million were included in net investment loss.

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

Equity Price Risk
As of June 30, 2018, our investment portfolio consisted of long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities within our investment portfolio. As of June 30, 2018, a 10% decline in the price of each of the listed equity securities and equity-based derivative instruments would result in a $17.4 million, or 1.6%, decline in the fair value of our total investment portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investment portfolio periodically includes long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of June 30, 2018, our investment portfolio included unhedged exposure to changes in gold prices, through ownership of physical gold and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of June 30, 2018, our investment portfolio included derivative instruments with underlying exposure to changes in natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment portfolio as of June 30, 2018. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investment portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$10,606	1.0%	$(10,606)	(1.0)%
Natural Gas	3,550	0.3	(3,550)	(0.3)
Total	$14,156	1.3%	$(14,156)	(1.3)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of June 30, 2018, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £4.8 million. As of June 30, 2018, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.6 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.6 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We may also be exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency derivatives and/or cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2018, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investment portfolio as of June 30, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$701	0.10%	$(701)	(0.10)%
Japanese Yen	2,324	0.20	(2,324)	(0.20)
South Korean Won	(689)	(0.10)	689	0.10
Other	(126)	—	126	—
Total	$2,210	0.20%	$(2,210)	(0.20)%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$18,274	1.7%	$(23,369)	(2.2)%
Interest rate swaps	3,933	0.4	(3,933)	(0.4)
Net exposure to interest rate risk	$22,207	2.1%	$(27,302)	(2.6)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As of June 30, 2018, there have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors had previously adopted a share repurchase plan, expiring on June 30, 2018, authorizing the Company to repurchase up to 2.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. The table below details the repurchases that were made under the plan during the six months ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2018	—	$—	—	1,863,688
February 1 - 28, 2018	—	$—	—	1,863,688
March 1 - 31, 2018	—	$—	—	1,863,688
April 1 - 30, 2018	—	$—	—	1,863,688
May 1 - 31, 2018	—	$—	—	1,863,688
June 1 - 30, 2018	180,000	$15.27	180,000	1,683,688
Total	180,000		180,000	1,683,688
(1) Class A ordinary shares.

On April 25, 2018 our Board of Directors adopted a new share repurchase plan, with effect from July 1, 2018 and expiring on June 30, 2019, authorizing the Company to repurchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities described in that section, including certain activities related to Iran during the period covered by the report. During 2016, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) adopted General License H, which authorizes non-U.S. entities that are owned or controlled by a U.S. person to engage in certain activities with Iran so long as they comply with certain specific requirements set forth therein. During 2018, OFAC reimposed certain sanctions on Iran related activities including providing insurance, reinsurance and underwriting services and required such activities to be wound-down by November 4, 2018.

We entered into a reinsurance contract with a non-U.S insurer (the “cedent”) that provides liability insurance on a global basis to shipping vessels navigating into and out of ports worldwide including, potentially, in Iran. In light of recent developments regarding sanctions, the cedent is in regular contact with its insured and the cedent has taken appropriate and necessary steps to wind-down its Iran related activities. The cedent expects to be compliant with the reimposed OFAC sanctions. For the quarter ended June 30, 2018, our premiums relating to this reinsurance contract were negligible relative to our overall revenues or income.

Item 6.    EXHIBITS

10.1
Amendment No. 1 to Shareholders’ Agreement, dated June 29, 2018, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2018).

10.2
Deed of Settlement and Release, dated July 19, 2018, among Michael Belfatti, Greenlight Capital Re, Ltd and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on July 20, 2018).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
July 31, 2018

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
July 31, 2018