Form 10-Q
period 2018-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2018-11-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐           Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Class A Ordinary Shares, $0.10 par value	30,131,606
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of November 2, 2018

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2018 and December 31, 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Investments
Investment in related party investment fund, at fair value	$346,721	$—
Debt instruments, trading, at fair value	25	7,180
Equity securities, trading, at fair value	57,776	1,203,672
Other investments, at fair value	73,505	152,132
Total investments	478,027	1,362,984
Cash and cash equivalents	43,912	27,285
Restricted cash and cash equivalents	673,835	1,503,813
Financial contracts receivable, at fair value	69,166	12,893
Reinsurance balances receivable	289,366	301,762
Loss and loss adjustment expenses recoverable	37,835	29,459
Deferred acquisition costs, net	52,717	62,350
Unearned premiums ceded	25,900	25,120
Notes receivable, net	29,436	28,497
Other assets	4,118	3,230
Total assets	$1,704,312	$3,357,393
Liabilities and equity
Liabilities
Due to related party investment fund	$111,697	$—
Securities sold, not yet purchased, at fair value	—	912,797
Financial contracts payable, at fair value	20,749	22,222
Due to prime brokers and other financial institutions	43,687	672,700
Loss and loss adjustment expense reserves	474,943	464,380
Unearned premium reserves	227,517	255,818
Reinsurance balances payable	137,321	144,058
Funds withheld	16,129	23,579
Other liabilities	8,615	10,413
Convertible senior notes payable, net of deferred costs	89,606	—
Total liabilities	1,130,264	2,505,967
Redeemable non-controlling interest in related party joint venture	15,310	7,169
Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,131,606 (2017: 31,104,830): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2017: 6,254,715))	3,639	3,736
Additional paid-in capital	498,600	503,316
Retained earnings	54,742	324,272
Shareholders’ equity attributable to shareholders	556,981	831,324
Non-controlling interest in related party joint venture	1,757	12,933
Total equity	558,738	844,257
Total liabilities, redeemable non-controlling interest and equity	$1,704,312	$3,357,393

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the three and nine months ended September 30, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Revenues
Gross premiums written	$115,154	$181,588	$432,388	$553,691
Gross premiums ceded	(15,456)	(7,931)	(72,536)	(13,880)
Net premiums written	99,698	173,657	359,852	539,811
Change in net unearned premium reserves	14,406	(964)	28,912	(54,892)
Net premiums earned	114,104	172,693	388,764	484,919
Income (loss) from investment in related party investment fund [net of related party expenses of $803; $0; $803 and $0, respectively]	(10,025)	—	(10,025)	—
Net investment income (loss) [net of related party expenses of $1,832; $8,369; $10,418 and $17,013, respectively]	(70,851)	63,976	(256,723)	36,445
Other income (expense), net	(683)	(520)	(1,246)	(224)
Total revenues	32,545	236,149	120,770	521,140
Expenses
Loss and loss adjustment expenses incurred, net	86,780	168,918	267,419	379,746
Acquisition costs, net	28,331	38,011	107,163	126,651
General and administrative expenses	7,136	8,202	20,050	21,292
Interest expense	927	—	927	—
Total expenses	123,174	215,131	395,559	527,689
Income (loss) before income tax	(90,629)	21,018	(274,789)	(6,549)
Income tax (expense) benefit	355	(65)	1,448	109
Net income (loss) including non-controlling interest	(90,274)	20,953	(273,341)	(6,440)
Loss (income) attributable to non-controlling interest in related party joint venture	1,159	(1,078)	4,106	(780)
Net income (loss)	$(89,115)	$19,875	$(269,235)	$(7,220)
Earnings (loss) per share
Basic	$(2.48)	$0.53	$(7.49)	$(0.20)
Diluted	$(2.48)	$0.53	$(7.49)	$(0.20)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,952,472	37,345,985	35,951,384	36,994,969
Diluted	35,952,472	37,375,273	35,951,384	37,022,347

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings	Shareholders' equity attributable to shareholders	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$11,561	$885,803
Issue of Class A ordinary shares, net of forfeitures	12	—	—	12	—	12
Repurchase of Class A ordinary shares	(14)	(1,861)	(944)	(2,819)	—	(2,819)
Share-based compensation expense, net of forfeitures	—	3,290	—	3,290	—	3,290
Change in non-controlling interest in related party joint venture	—	—	—	—	1,267	1,267
Net income (loss)	—	—	(7,220)	(7,220)	—	(7,220)
Balance at September 30, 2017	$3,735	$501,766	$362,004	$867,505	$12,828	$880,333

Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	21	—	—	21	—	21
Repurchase of Class A ordinary shares	(118)	(16,090)	(295)	(16,503)	—	(16,503)
Share-based compensation expense, net of forfeitures	—	3,478	—	3,478	—	3,478
Issuance of convertible notes	—	7,896	—	7,896	—	7,896
Change in non-controlling interest in related party joint venture	—	—	—	—	(11,176)	(11,176)
Net income (loss)	—	—	(269,235)	(269,235)	—	(269,235)
Balance at September 30, 2018	$3,639	$498,600	$54,742	$556,981	$1,757	$558,738

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2018	2017
Cash provided by (used in) operating activities
Net income (loss)	$(269,235)	$(7,220)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	10,025	—
Loss (income) from equity accounted investment	96	—
Net change in unrealized gains and losses on investments and financial contracts	4,620	25,462
Net realized (gains) losses on investments and financial contracts	254,062	(86,746)
Foreign exchange (gains) losses on investments	(216)	(2,173)
Income (loss) attributable to total non-controlling interest in related party joint venture	(4,106)	780
Share-based compensation expense, net of forfeitures	3,499	3,302
Amortization and interest expense	927	—
Depreciation expense	243	275
Net change in
Reinsurance balances receivable	12,396	(75,127)
Loss and loss adjustment expenses recoverable	(8,376)	(15,743)
Deferred acquisition costs, net	9,633	(16,219)
Unearned premiums ceded	(780)	(3,754)
Other assets	(1,131)	(1,669)
Loss and loss adjustment expense reserves	10,563	139,137
Unearned premium reserves	(28,301)	59,091
Reinsurance balances payable	(6,737)	34,877
Funds withheld	(7,450)	10,560
Other liabilities	(1,798)	(1,788)
Performance compensation payable to related party	—	3,955
Net cash provided by (used in) operating activities	(22,066)	67,000
Investing activities
Proceeds from redemptions from related party investment fund	9,509	—
Contributions to related party investment fund	(241,248)	—
Purchases of investments, trading	(379,187)	(898,573)
Sales of investments, trading	967,127	772,588
Payments for financial contracts	(129,016)	(19,939)
Proceeds from financial contracts	37,002	68,323
Securities sold, not yet purchased	340,693	972,991
Dispositions of securities sold, not yet purchased	(844,379)	(1,054,357)
Change in due to prime brokers and other financial institutions	(629,013)	227,869
Change in notes receivable, net	(939)	4,081
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	1,071	—
Net cash provided by (used in) investing activities	(868,380)	72,983
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	96,575	—
Repurchase of Class A ordinary shares	(16,503)	(2,819)
Net cash provided by (used in) financing activities	80,072	(2,819)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,977)	2,203
Net increase (decrease) in cash, cash equivalents and restricted cash	(813,351)	139,367
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	1,531,098	1,242,509
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$717,747	$1,381,876
Supplementary information
Interest paid in cash	$9,848	$5,875
Non-cash transfer of investments (Note 3)	125,008	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018

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

The Company and its reinsurance subsidiaries are party to a joint venture agreement (the “venture agreement”) with DME Advisors, LP (“DME Advisors”) and DME Advisors LLC (“DME”) under which the Company, its reinsurance subsidiaries and DME are participants in a joint venture (the “Joint Venture”) for the purpose of managing certain jointly held assets. The Joint Venture created through the venture agreement has been consolidated in accordance with ASC 810, Consolidation (ASC 810). The Company has recorded DME’s minority interests as redeemable non-controlling interests in related party and non-controlling interests in related party in the condensed consolidated balance sheets. DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (the “LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). The LPA, in conjunction with a participation agreement, is intended to replace the venture agreement and to assign and/or transfer Greenlight Re’s and GRIL’s invested assets in the Joint Venture to SILP. The Joint Venture will terminate on the earlier of January 2, 2019 or the date on which all assets are transferred to SILP.

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

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications
Prior to the year ended December 31, 2017, the Company presented the redeemable and non-redeemable portion of the non-controlling interest in the related party joint venture under the permanent equity section of the balance sheet. The United States Securities and Exchange Commission (“SEC”) guidance, which is applicable to SEC registrants, requires shares that are not required to be accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of the permanent equity section and instead presented in the mezzanine section of the condensed consolidated balance sheets.

Effective from the year ended December 31, 2017, the Company presented the redeemable non-controlling interest in the related party joint venture in the mezzanine section on the Company’s condensed consolidated balance sheet in accordance with the SEC guidance noted above. The comparative condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2017 has been reclassified to conform to the current period presentation of the redeemable non-controlling interest in the related party joint venture. The reclassification had no impact on shareholders’ equity attributable to shareholders or retained earnings. In addition, this change did not impact the condensed consolidated statements of income, earnings per share or condensed consolidated statement of cash flows. See Note 10 for additional information regarding the non-controlling interests in the related party joint venture.

Additionally, effective from the second quarter of 2018, contracts that cover more than one line of business are grouped as “multi-line” regardless of whether a portion of the underlying business is covered by another line of business. The prior period comparative information in Note 12 has been reclassified to conform to the current period presentation.

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

 Restricted Cash and Cash Equivalents

The Company’s Joint Venture is required to maintain certain cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liability created in the Joint Venture from securities sold, not yet purchased and derivatives.

Restricted cash and cash equivalent balances are held to collateralize regulatory trusts and letters of credit issued to cedents (see Notes 5 and 11). The amount of cash encumbered varies depending on the collateral required by those cedents.

The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$43,912	$27,285
Restricted cash and cash equivalents	673,835	1,503,813
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$717,747	$1,531,098

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

The Company writes excess of loss contracts and quota share contracts. The Company estimates the ultimate premiums for the entire contract period. These estimates are based on information received from the ceding companies and estimates from actuarial pricing models used by the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota share contracts, the premiums are recorded as written based on cession statements from cedents which typically are received monthly or quarterly depending on the terms specified in each contract. For any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of a contract. A reinstatement premium is not due until there is a loss event and, therefore, in accordance with U.S. GAAP, the Company records a reinstatement premium as written only in the event that a client incurs a loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts, which contractually require the payment of a reinstatement premium upon the occurrence of a loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums, that are contractually calculated on a pro-rata basis of the original contract period, are earned over the remaining coverage period. For additional premiums which are due on a contract that has no remaining coverage period, the additional premiums are earned in full when due.

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

Deferred Acquisition Costs

Policy acquisition costs, such as commission and brokerage costs, relate directly to, and vary with, the writing of reinsurance contracts. Acquisition costs relating solely to bound contracts are deferred subject to ultimate recoverability and are amortized over the related contract term. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2018 and December 31, 2017, the deferred acquisition costs were considered fully recoverable and no premium deficiency loss was recorded.

Acquisition costs also include profit commissions which are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms. As of September 30, 2018, $12.8 million (December 31, 2017: $11.9 million) of profit commission reserves were included in reinsurance balances payable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, $1.9 million and $13.5 million, respectively (2017: $(3.5) million and $2.2 million, respectively) of net profit commission expense was included in acquisition costs in the condensed consolidated statements of income.

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

At September 30, 2018, $11.0 million of notes receivable (net of any valuation allowance) were on non-accrual status (December 31, 2017: $14.4 million) and any payments received were applied to reduce the recorded value of the notes.

At September 30, 2018 and December 31, 2017, $0.1 million and $0.1 million, respectively, of accrued interest was included in the notes receivable balance. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at September 30, 2018 and December 31, 2017, were expected to be fully collectible.

Deposit Assets and Liabilities

In accordance with U.S. GAAP, deposit accounting is used in the event that a reinsurance contract does not transfer sufficient insurance risk. The deposit method of accounting requires an asset or liability to be recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the condensed consolidated statements of income as other income or expense. The Company’s deposit assets and liabilities are recorded in the condensed consolidated balance sheets under reinsurance balances receivable and reinsurance balances payable, respectively. At September 30, 2018, deposit assets and deposit liabilities were $13.1 million and $48.7 million, respectively (December 31, 2017: $19.4 million and $28.1 million, respectively). For the three and nine months ended September 30, 2018, interest expense on deposit accounted contracts was $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2018, interest income on deposit accounted contracts was $0.4 million and $0.9 million, respectively. For the three and nine months ended September 30, 2017, there was no material interest expense or interest income on deposit accounted contracts.

Equity Method Accounted Investments

Where the Company’s ownership interest in a corporation exceeds 20% (but is less than 50%), the Company is deemed to have significant influence and the investment is accounted for using the equity method in accordance with U.S. GAAP. Additionally, if the Company’s investment represents greater than 5% of the participating interest in limited partnerships and limited liability entities, the Company is also deemed to have significant influence and the investment is accounted using the equity method (see Notes 3 and 4).

Under the equity method, the carrying value of the investments is recorded on the condensed consolidated balance sheets and adjusted for the Company’s share of income or loss of the investee each period. The income or loss relating to the Company’s share of the investee is reported as investment income on the condensed consolidated statements of income.

Variable Interest Entities

The Company considers whether its variable interest investments should be consolidated as subsidiaries. Subsidiaries are those entities over which the Company has control. The Company controls an investee if and only if the Group has both of the following:

•	The power to direct the activities of a variable interest entity (“VIE”) that most significantly impact the VIE’s economic performance, and

•	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company considers all relevant facts and circumstances in assessing whether it has power over an investee, including: the purpose and design of an investee, relevant activities, substantive and protective rights, and voting rights and potential voting rights.

The Company reassesses whether or not it controls an investee if facts and circumstances indicate that there are changes to one or more of the elements of control. Subsidiaries are consolidated from the date the Company obtains control and are excluded from consolidation from the date the Company loses control.

Where the Company does not control such entities, they are carried at fair value through profit or loss within financial investments in the condensed consolidated balance sheet.

Financial Instruments

Investments in Securities and Investments in Securities Sold, Not Yet Purchased

The Company’s Joint Venture enters into investments in debt instruments and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equity investments are derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs). The fair values of listed equities that have restrictions on sale or transfer which expire within one year, are determined by adjusting the observed market price of the equity using a liquidity discount based on observable market inputs. The fair values of debt instruments are derived based on inputs that are observable, either directly or indirectly, such as market maker or broker quotes reflecting recent transactions (Level 2 inputs), and are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable (Level 3 inputs).

The Company’s Joint Venture enters into “other investments” may include investments in private and unlisted equity securities, limited partnerships and commodities, which are all carried at fair value. The fair values of commodities are determined based on quoted prices in active markets for identical assets (Level 1). The Company maximizes the use of observable direct or indirect inputs (Level 2 inputs) when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on unobservable inputs (Level 3 inputs) such as management’s assumptions developed from available information using the services of the investment advisor, including the most recent net asset values obtained from the managers of those underlying investments. For certain private equity fund investments, the Company has elected to measure the fair value using the net asset value practical expedient allowed under U.S. GAAP, and, accordingly, these investments are not classified as Level 1, 2 or 3 in the fair value hierarchy.

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

Derivative Financial Instruments

U.S. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction. The Company’s derivative financial instrument assets held in the Joint Venture are included in financial contracts receivable. Derivative financial instrument liabilities relating to the Joint Venture are generally included in financial contracts payable. The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other agreements, the Company’s Joint Venture and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off outstanding balances due from the defaulting party against payments owed to the defaulting party or collateral held by the non-defaulting party.

Additionally. the Company may, from time to time, enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for U.S GAAP purposes.

Financial Contracts

The Company’s Joint Venture enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps (“CDS”), futures, options, currency forwards and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the condensed consolidated statements of income. Financial contracts receivable represents derivative contracts whereby, based upon the contract’s current fair value, the Company will be entitled to receive payments upon settlement of the contract. Financial contracts payable represents derivative contracts whereby, based upon each contract’s current fair value, the Company will be obligated to make payments upon settlement of the contract.

Total return swap agreements, included on the condensed consolidated balance sheets as financial contracts receivable and financial contracts payable, are derivative financial instruments whereby the Company’s Joint Venture is either entitled to receive or obligated to pay the product of a notional amount multiplied by the movement in an underlying security, which the Company’s Joint Venture may not own, over a specified time frame. In addition, the Company’s Joint Venture may also be obligated to pay or receive other payments based on interest rates, dividend payments and receipts, or foreign exchange movements during a specified period. The Company measures its rights or obligations to the counterparty based on the fair value movements of the underlying security together with any other payments due. These contracts are carried at fair value, based on observable inputs (Level 2 inputs) with the resultant unrealized gains and losses reflected in net investment income (loss) in the condensed consolidated statements of income. Additionally, any changes in the value of amounts received or paid on swap contracts are reported as a gain or loss in net investment income (loss) in the condensed consolidated statements of income.

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

The Company’s Joint Venture may purchase and sell CDS for strategic investment purposes. A CDS is a derivative instrument that provides protection against an investment loss due to specified credit or default events of a reference entity. The seller of a CDS guarantees to pay the buyer a specified amount if the reference entity defaults on its obligations or fails to perform. The buyer of a CDS pays a premium over time to the seller in exchange for obtaining this protection. A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market (Level 2) or based on the current credit spreads on identical contracts (Level 2).

Transfer of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, are included as realized gains (losses) within net investment income in the accompanying condensed consolidated statements of income.

In instances where a transfer of financial assets does not qualify for sale accounting, U.S. GAAP accounting guidance requires that the transaction be accounted for as a collateralized borrowing. Accordingly, the related assets remain on the Company’s condensed consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred (see Notes 3 and 4).

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

Convertible Notes

The Company accounts for its notes issued with equity conversion features by first considering if an embedded derivative is considered to be present under ASC Topic 815, Derivatives and Hedging, based on the terms and conditions for settlement of the instrument and the means of settlement in cash or in the Company’s shares. Any embedded derivative features are bifurcated from the underlying contract and accounted for as a derivative. Conversion options that are not bifurcated are accounted for under ASC Topic 470-20, Debt with Conversion and Other Options. The Company assesses the applicability of the cash conversion option, and if applicable bifurcates the convertible note between liabilities and shareholders’ equity. The Company records a liability equivalent to the present value of comparable debt at the time of issuance without the conversion features and the remainder of the proceeds are accounted for within shareholders’ equity.
Convertible Notes Issuance Costs

Costs incurred in issuing convertible notes, which include underwriters’ fees, legal and accounting fees, printing and other fees are capitalized and presented as a direct deduction from the principal amount of senior convertible notes payable in the condensed consolidated balance sheets. These costs are amortized over the term of the debt and are included in interest expense in the condensed consolidated statements of income (loss). In the case where issuance costs relate to a note issuance with conversion features that is bifurcated between liabilities and shareholders’ equity, costs are allocated ratably to the liability and shareholders’ equity balances.

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

Earnings (Loss) Per Share

Basic earnings (or loss) per share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of RSU issued that would convert to common shares upon vesting and additional potential common shares issuable when stock options are exercised and are determined using the treasury stock method. In addition, the diluted earnings (or loss) per share calculation includes those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments using the treasury stock method. Diluted earnings (or loss) per share contemplates a conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. The Company treats its unvested restricted stock as participating securities in accordance with U.S. GAAP, which requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, all RSUs, stock options outstanding, convertible debt and participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Weighted average shares outstanding - basic	35,952,472	37,345,985	35,951,384	36,994,969
Effect of dilutive employee and director share-based awards	—	29,288	—	27,378
Weighted average shares outstanding - diluted	35,952,472	37,375,273	35,951,384	37,022,347
Anti-dilutive stock options outstanding	935,627	358,741	935,627	351,074
Participating securities excluded from calculation of loss per share	433,849	—	433,849	332,134

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). The new guidance is intended to clarify certain aspects of the guidance issued in ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2018-03, among other items, clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU 2016-01 is meant only for instances in which the measurement alternative is applied. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company has adopted ASU 2018-03 during the third quarter of 2018 using the prospective transition approach. The adoption had no impact on the Company’s net income or loss.

In January 2016, the FASB issued ASU 2016-01. The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01, among other things, requires equity investments to be measured at fair value with changes in fair value recognized in net income or loss, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. ASU 2016-01 affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and the adoption of this guidance did not have any significant impact on the Company’s net income or loss or retained earnings since the Company’s investments are recorded at fair value and the unrealized gains and losses are recognized in net income or loss. The Company has implemented the new disclosures required under ASU 2016-01 commencing from the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company currently has operating leases for its office spaces as disclosed in Note 11 of the condensed consolidated financial statements which will be recognized as right-of-use asset upon adoption of ASU 2016-02. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-02 during the first quarter of fiscal year 2019.

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

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

Prior to September 1, 2018, the Company through its Joint Venture, purchased and sold various financial instruments, which included listed and unlisted equities, corporate and sovereign debt, commodities, futures, put and call options, currency forwards, other derivatives and similar instruments sold, not yet purchased.

Effective September 1, 2018, Greenlight Re and GRIL entered into the LPA of SILP with DME II and the other parties thereto. In accordance with the LPA, DME II serves as the general partner of SILP. Pursuant to an Investment Management Agreement between DME II and SILP dated September 1, 2018 (the “SILP IMA”), DME Advisors is the investment manager for SILP. In addition, on September 1, 2018, Greenlight Re and GRIL, together the “GLRE Limited Partners”, and SILP executed a Participation Agreement pursuant to which the GLRE Limited Partners transferred a participation interest in the assets that were subject to the Joint Venture (except for certain assets that were mutually agreed and excluded from participating) to SILP (collectively referred to as the “LP Transaction”). SILP issued limited partner interests to the GLRE Limited Partners proportionate to and based on the net asset value transferred by each such entity effective September 1, 2018. The Joint Venture will be terminated on the earlier of January 2, 2019 or the date on which all assets have been transferred to SILP in accordance with the LPA.

As a result of the changes described above, the Company’s investment in SILP has been presented on the condensed consolidated balance sheets as an investment in a related party investment fund. In assessing the Company’s interest in SILP in accordance with the Company’s accounting policy for variable interest entities, the Company concluded that it did not hold the power to direct the activities which most significantly impact the economic performance of SILP, and therefore consolidation was not appropriate.

The transfer of the investment assets was accounted for as a sale in accordance with the Company’s accounting policy for transfers of financial assets.The underlying investment liabilities were extinguished from the Company’s condensed consolidated balance sheet as they were either settled, novated or legally transferred to SILP as part of the LP Transaction. There were no net gains or losses resulting from the transfer of net assets. There was no cash paid or received as part of the LP Transaction.

At September 30, 2018, certain assets that were subject to the Participation Agreement for which the GLRE Limited Partners received an interest in SILP had not transferred legal title to SILP. While the rights and privileges relating to those assets have been transfered to SILP, those assets are reported on the condensed consolidated balance sheet until legal title has transferred to SILP. In accordance with U.S. GAAP, the Company has accounted for those assets as collateralized borrowing and recorded a liability, “due to related party investment fund” relating to the Company’s obligation to transfer those assets to SILP.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of September 30, 2018, the net asset value of the GLRE Limited Partners’ investment in SILP was $346.7 million, representing 87.4% of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third party administrator, which represents fair value. The GLRE Limited Partners can redeem their assets from SILP by providing three business days’ notice to DME II. The majority of SILP’s long investments are comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet the GLRE Limited Partners’ redemption requests. The Company’s share of change in the net asset value of SILP for the three and nine months ended September 30, 2018 was $(10.0) million and $(10.0) million, respectively, and included in “income from investment in related party investment fund” in the condensed consolidated statements of income.

During the three months ended September 30, 2018, the Company transferred the rights to $366.3 million of net investments from Greenlight RE and GRIL’s Joint Venture investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gains or losses. The transfer of assets included non-cash items as follows:

Non-cash transactions	($ in thousands)
Net investments transferred to related party investment fund (net of cash and restricted cash)	$13,311
Participating interest transferred to related party investment fund	111,697
Total non-cash transfer of assets	$125,008

The summarized income statement of SILP is presented below:

From September 1, 2018 (inception) to September 30, 2018
($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$1,068
Interest income	907
Total Investment income	1,975

Expenses
Management fee	(803)
Dividends	(204)
Interest	(505)
Professional fees and other	(111)
Total expenses	(1,623)
Net investment income	352

Realized and change in unrealized gains (losses) on investments
Net realized gain (loss) on investments	(44,811)
Net change in unrealized appreciation on investments	33,056
Net gain (loss) on investments	(11,755)

Net income (loss)	$(11,403)

The summarized statement of assets and liabilities of SILP is presented below:

September 30, 2018
($ in thousands)
Assets
Investments, at fair value	$683,521
Due from brokers	239,309
Cash and cash equivalents	2,992
Interest and dividends receivable	1,893
Total assets	927,715

Liabilities and partners’ capital
Liabilities
Investments sold, not yet purchased, at fair value	(476,655)
Due to brokers	(52,902)
Interest and dividends payable	(1,094)
Other liabilities	(499)
Total liabilities	(531,150)

Net Assets	$396,565

GLRE Limited Partners’ share of Net Assets	$346,721

4.         FINANCIAL INSTRUMENTS

Investments

Debt instruments, trading

At September 30, 2018, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$716	$—	$(691)	$25
Total debt instruments	$716	$—	$(691)	$25

At December 31, 2017, the following investments were included in debt instruments:

	Cost/amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$8,508	$—	$(7,186)	$1,322
Corporate debt – Non U.S.	2,109	—	(2,057)	52
Municipal debt – U.S.	5,831	—	(25)	5,806
Total debt instruments	$16,448	$—	$(9,268)	$7,180

The maturity distribution for debt instruments held at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
	Cost/ amortized cost	Fair value	Cost/ amortized cost	Fair value
	($ in thousands)
Within one year	$—	$—	$7,557	$441
From one to five years	716	25	—	—
From five to ten years	—	—	2,109	52
More than ten years	—	—	6,782	6,687
	$716	$25	$16,448	$7,180

Equity securities, trading

At September 30, 2018, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$58,752	$3,738	$(4,714)	$57,776
Total equity securities	$58,752	$3,738	$(4,714)	$57,776

At December 31, 2017, the following long positions were included in equity securities, trading:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,014,426	$208,350	$(19,104)	$1,203,672
Total equity securities	$1,014,426	$208,350	$(19,104)	$1,203,672

Other Investments

“Other investments” include commodities and private securities and unlisted funds. As of September 30, 2018 and December 31, 2017, all commodities were comprised of gold bullion.

At September 30, 2018, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$29,493	$4,971	$—	$34,464
Private investments and unlisted equity funds	29,964	7,436	(13)	37,387
	$59,457	$12,407	$(13)	$71,851
Investment accounted for under the equity method				$1,654
Total Other Investments				$73,505

At September 30, 2018, the Company held a non-controlling interest in AccuRisk Holdings LLC (“AccuRisk”). In addition to 16.7% of the outstanding voting shares of AccuRisk, the Company also held convertible promissory notes issued by AccuRisk which are convertible into voting shares at the Company’s option at any time. When taking into account the conversion option, the Company’s interest in AccuRisk was 34.2%. The Company has determined that it has significant influence over AccuRisk and has accounted for the voting shares under the equity method. The carrying value of AccuRisk is adjusted based on the Company’s share of ownership, including share of income and expenses reported in quarterly management accounts. The AccuRisk convertible promissory notes are recorded at cost plus accrued interest less any impairment and included in Notes Receivable on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2018, the Company’s share of AccuRisk’s net income (loss) was $(0.1) million and $(0.1) million, respectively, which was included in net investment income on the condensed consolidated statements of income.

At December 31, 2017, the following securities were included in other investments:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$101,184	$20,318	$—	$121,502
Private investments and unlisted equity funds	25,316	5,314	—	30,630
	$126,500	$25,632	$—	$152,132

Private and unlisted equity funds include private equity securities that did not have readily determinable fair values and the Company applied the measurement alternative under ASU 2016-01 and ASU 2018-03. At September 30, 2018 the carrying value of the private equity securities without readily determinable fair value was $5.8 million (December 31, 2017: $3.9 million). The carrying values of the private equity securities are determined based on the original cost, reviewed for impairment and any subsequent changes in the valuation based on periodic third party valuations or recent observable transactions of those securities. There were no meaningful upward or downward adjustments to the carrying values of the private equity securities for the three and nine months ended September 30, 2018.

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

At September 30, 2018, there were no investments in securities sold, not yet purchased.

At December 31, 2017, the following securities were included in investments in securities sold, not yet purchased:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(643,148)	$17,541	$(187,045)	$(812,652)
Sovereign debt – Non U.S.	(96,231)	—	(3,914)	(100,145)
	$(739,379)	$17,541	$(190,959)	$(912,797)

Financial Contracts

Prior to the change in the Company’s investment account structure described in Note 3 above, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company was either entitled to receive or was obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security. As of September 30, 2018, the Company was in the process of transferring the remaining financial contracts to SILP and any financial contracts with legal title not yet transferred to SILP, have been reported on the Company’s balance sheet as financial contracts receivable and financial contracts payable.

At September 30, 2018, the fair values of financial contracts outstanding and awaiting transfer to SILP were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Commodity Swaps	USD	13,570	$1,117
Forwards	KRW	28,168	253
Interest rate options	USD	1,783,000	679
Interest rate swaps	JPY	21,087	288
Put options	USD	143,371	60,352
Total return swaps – equities	GBP/EUR/KRW/USD	58,072	6,477
Total financial contracts receivable, at fair value			$69,166
Financial contracts payable
Call options	USD	531	$(42)
Put options	USD	34,316	(19,597)
Total return swaps – equities	EUR/RON/USD	35,401	(1,110)
Total financial contracts payable, at fair value			$(20,749)
(1) USD = US Dollar; EUR = Euro; GBP = British Pound; JPY = Japanese Yen; KRW = Korean Won; RON = Romanian New Leu.

At December 31, 2017, the fair values of financial contracts outstanding were as follows:

Financial Contracts	Listing currency (1)	Notional amount of underlying instruments	Fair value of net assets (obligations) on financial contracts
		($ in thousands)
Financial contracts receivable
Call options	USD	2,656	$91
Commodity Swaps	USD	17,833	2,142
Forwards	KRW	41,379	801
Futures	USD	5,874	12
Interest rate swaps	JPY	21,269	479
Put options (2)	USD	155	1
Total return swaps – equities	EUR/GBP/USD	34,965	9,357
Warrants and rights on listed equities	EUR/USD	29	10
Total financial contracts receivable, at fair value			$12,893
Financial contracts payable
Commodity Swaps	USD	26,795	$(353)
Put options	USD	130	(14)
Total return swaps – equities	EUR/GBP/KRW/RON/USD	60,663	(21,855)
Total financial contracts payable, at fair value			$(22,222)
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

As of September 30, 2018, the Company held $60.4 million OTC put options (long) (December 31, 2017: nil) and $19.6 million OTC put options (short) (December 31, 2017: nil).

During the three and nine months ended September 30, 2018 and 2017, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Location of gains and losses on derivatives recognized in income	Gain (loss) on derivatives recognized in income
		Three months ended September 30		Nine months ended September 30
		2018	2017	2018	2017
		($ in thousands)
Forwards	Net investment income (loss)	$(76)	$(28)	$(2,983)	$306
Futures	Net investment income (loss)	(5,387)	(77)	(13,339)	(480)
Interest rate options	Net investment income (loss)	(617)	—	(1,771)	—
Interest rate swaps	Net investment income (loss)	194	113	(255)	20
Options, warrants, and rights	Net investment income (loss)	(785)	(6,467)	(14,627)	(18,579)
Commodity swaps	Net investment income (loss)	246	1,794	4,402	(8,911)
Total return swaps – equities	Net investment income (loss)	(1,743)	12,635	(10,981)	12,353
Total		$(8,168)	$7,970	$(39,554)	$(15,291)

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

For the three and nine months ended September 30, 2018, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2018	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Commodity swaps	$—	$21,059	$34,792	$70,982
Forwards	2,291	28,830	65,819	76,596
Futures	—	127,882	423,374	440,594
Interest rate options (1)	—	—	1,783,000	—
Options, warrants and rights (1)	52,844	20,279	298,830	46,925
Total return swaps	8,630	31,537	25,480	63,676
Total	$63,765	$229,587	$2,631,295	$698,773
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the three and nine months ended September 30, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

2017	Three months ended September 30		Nine months ended September 30
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited	Entered	Exited
	($ in thousands)
Commodity swaps	$—	$17,729	$2,025	$34,317
Forwards	1,781	—	5,421	—
Futures	5,807	2,650	38,207	32,537
Options, warrants and rights (1)	372,894	15,840	950,811	125,942
Total return swaps	—	20,147	243,495	316,560
Total	$380,482	$56,366	$1,239,959	$509,356
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

As of September 30, 2018, the gross and net amounts of derivative instruments and the cash collateral applicable to derivative instruments were as follows:

September 30, 2018	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross amounts not offset in the balance sheet		(v) = (iii) + (iv)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the balance sheet	Net amounts of assets (liabilities) presented in the balance sheet	Financial instruments available for offset	Cash collateral (received) pledged	Net amount of asset (liability)
	($ in thousands)
Financial contracts receivable	$69,166	$—	$69,166	$(20,749)	$(25,544)	$22,873
Financial contracts payable	(20,749)	—	(20,749)	20,749	—	—

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

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2018:

	Fair value measurements as of September 30, 2018
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Debt instruments	$—	$25	$—	$25
Listed equity securities	57,776	—	—	57,776
Commodities	34,464	—	—	34,464
Private and unlisted equity securities	—	—	1,424	1,424
	$92,240	$25	$1,424	$93,689
Unlisted equity funds measured at net asset value (1)				30,212
Investment in related party investment fund measured at net asset value (1) (2)				346,721
Equities without readily determinable fair values for which measurement alternative is applied				5,751
Investment accounted for under the equity method				1,654
Total investments				$478,027
Financial contracts receivable	$—	$69,166	$—	$69,166

Liabilities:
Financial contracts payable	$—	$(20,749)	$—	$(20,749)
(1) Investments measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts are presented in the above table to facilitate reconciliation to the condensed consolidated balance sheets.
(2) See Note 3 “Investment in related party investment fund”.

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

 The following tables present the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2018
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$932	$6,909	$7,841
Sales	(916)	(1,224)	(2,140)
Total realized and unrealized gains (losses) and amortization included in earnings, net	(16)	(211)	(227)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(4,050)	(4,050)
Ending balance	$—	$1,424	$1,424

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 30, 2018
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$880	$6,108	$6,988
Sales	(916)	(1,224)	(2,140)
Total realized and unrealized gains (losses) and amortization included in earnings, net	36	(210)	(174)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,250)	(3,250)
Ending balance	$—	$1,424	$1,424

For the three and nine months ended September 30, 2018, the sales of debt instruments and private and unlisted equities measured at fair value using Level 3 inputs were the result of the LP transaction as discussed above. For the three and nine months ended September 30, 2018, the private and unlisted equity securities without readily determinable fair values, for which measurement alternative is applied, were transferred out of Level 3 fair value hierarchy. There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2018.

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

During the nine months ended September 30, 2017, $1.8 million of the private equity securities were transferred from Level 3 as these securities commenced trading on a listed exchange. However, due to lock-up period restrictions on those securities, they were classified as Level 2. During the three months ended September 30, 2017, the lock-up period expired and these securities were transferred from Level 2 to Level 1 with the fair value based on the last traded price on an active market.

There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2018, there were $0.1 million and $0.1 million, respectively, net realized losses included in net investment loss in the condensed consolidated statements of income relating to Level 3 securities.

For Level 3 securities still held as of the reporting date, the change in net unrealized gains (losses) for the three and nine months ended September 30, 2018 of $(0.3) million and $(0.2) million, respectively (three and nine months ended September 30, 2017: net unrealized gains $0.1 million and $0.2 million, respectively), were included in net investment income (loss) in the condensed consolidated statements of income.

5.        DUE TO PRIME BROKERS AND OTHER FINANCIAL INSTITUTIONS

As of September 30, 2018, the amount due to prime brokers is comprised of margin-borrowing from prime brokers and custodians relating to investments purchased on margin. In addition, prior to September 1, 2018, under term margin agreements with prime brokers and revolving credit facilities with custodians and a letter of credit facility agreement, the Company pledged certain investment securities to borrow cash. The cash borrowed under a letter of credit facility agreement was placed in a custodial account in the name of the Company and this custodial account provided collateral for any letters of credit issued. Similarly for the trust accounts, the Company borrowed cash from prime brokers or custodians which was placed in a trust account for the benefit of the cedent. Since there was no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers and custodians was included on the condensed consolidated balance sheets as due to prime brokers and other financial institutions while the cash held in the custodial account and trust accounts were included on the condensed consolidated balance sheets as restricted cash and cash equivalents. As of September 30, 2018, no investments were pledged for borrowing cash from prime brokers or custodians to fund the letters of credit and trust accounts.

	September 30, 2018	December 31, 2017
	($ in thousands)
Due to Prime Brokers	$13,687	$647,700
Due to Other Financial Institutions	30,000	25,000
	$43,687	$672,700

Greenlight Re’s investment guidelines for the Joint Venture and SILP, among other stipulations in the guidelines, allow for up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

6.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the nine months ended September 30, 2018.

At September 30, 2018 and December 31, 2017, loss and loss adjustment expense reserves were comprised of the following:

Consolidated	September 30, 2018	December 31, 2017
	($ in thousands)
Case reserves	$178,301	$178,088
IBNR	296,642	286,292
Total	$474,943	$464,380

At September 30, 2018 and December 31, 2017, the loss and loss adjustment expense reserves relating to health were $25.8 million and $22.2 million, respectively.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2018 and 2017 is as follows:

Consolidated	2018	2017
	($ in thousands)
Gross balance at January 1	$464,380	$306,641
Less: Losses recoverable	(29,459)	(2,704)
Net balance at January 1	434,921	303,937
Incurred losses related to:
Current year	268,895	360,102
Prior years	(1,476)	19,644
Total incurred	267,419	379,746
Paid losses related to:
Current year	(106,520)	(130,207)
Prior years	(157,614)	(128,937)
Total paid	(264,134)	(259,144)
Foreign currency revaluation	(1,098)	2,792
Net balance at June 30	437,108	427,331
Add: Losses recoverable	37,835	18,447
Gross balance at June 30	$474,943	$445,778

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the nine months ended September 30, 2018 and 2017 are as follows:

Health	2018	2017
	($ in thousands)
Gross balance at January 1	$22,181	$18,993
Less: Losses recoverable	—	—
Net balance at January 1	22,181	18,993
Incurred losses related to:
Current year	42,292	33,463
Prior years	719	2,949
Total incurred	43,011	36,412
Paid losses related to:
Current year	(19,703)	(15,019)
Prior years	(19,679)	(18,832)
Total paid	(39,382)	(33,851)
Foreign currency revaluation	—	—
Net balance at June 30	25,810	21,554
Add: Losses recoverable	—	—
Gross balance at June 30	$25,810	$21,554

For the nine months ended September 30, 2018, the net losses incurred relating to prior accident years decreased by $1.5 million, which primarily related to the following:

•	$6.1 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes resulting from updated reporting received from cedents;

•	$4.2 million of favorable prior period experience on property contracts stemming from accident years 2015 and 2016 where claims experience has been better than expected;

•	$3.5 million of favorable loss development on prior period mortgage insurance contracts resulting from continued favorable claims experience;

•	$4.8 million of adverse loss development on non-standard automobile contracts stemming from industry-wide issues affecting motor liability claims in Florida;

•	$3.2 million of adverse loss development on solicitors professional indemnity contracts resulting from adverse reporting of claims in excess of expected;

•	$1.9 million of adverse loss development on general liability contracts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience;

•	$1.8 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deterioration on several previously reported claims for one legacy contract; and

•	The remaining $0.6 million of adverse loss development was due to development across various other multi-line, casualty and other contracts.

For the nine months ended September 30, 2017,  the net loss reserves on prior period contracts increased by $19.6 million, primarily related to the following:

•	$4.2 million of adverse loss development associated with motor contracts primarily related to higher than expected liability claim settlements;

•	$3.0 million of adverse loss development associated with specialty health contracts where the claims experience reported by the client deteriorated from expected levels;

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

7.        RETROCESSION

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

For the three and nine months ended September 30, 2018, loss and loss adjustment expenses incurred of $86.8 million and $267.4 million, respectively (2017: $168.9 million and $379.7 million, respectively), reported on the condensed consolidated statements of income are net of loss and loss expenses recovered and recoverable of $11.6 million and $46.3 million, respectively (2017: $16.0 million and $15.9 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2018, the Company had losses receivable and loss reserves recoverable of $31.5 million (December 31, 2017: $26.3 million) from unrated retrocessionaires which were secured by cash and collateral held in trust accounts for the benefit of the Company. At September 30, 2018, $6.3 million (December 31, 2017: $3.1 million) of losses recoverable were from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2018 and December 31, 2017, no provision for uncollectible losses recoverable was considered necessary.

8.    SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”) which are due on August 1, 2023. The Notes bear interest at 4.0% and interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. If converted at September 30, 2018, the face value of the Notes would be cash settled and conversion settlement would result in no shares issued by the Company due to the share price at September 30, 2018 being lower than the conversion price of $17.19 per share.
If Notes are converted by the holder, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
As of September 30, 2018, the Notes had an estimated liability carrying value of $92.1 million based on an estimated effective interest rate of 6.0%, with the discount of $7.9 million to be amortized through the due date of the Notes. As of September 30, 2018, the Company had $3.1 million of unamortized costs associated with the issuance of the Notes, which are presented as a deduction from the carrying value of the Notes on the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2018, interest expense of $0.9 million was recognized relating to interest coupon, amortization of Notes issuance expense and amortization of the discount.

At September 30, 2018, the carrying value of the equity component of the Notes was $7.9 million and included in additional paid-in capital on the condensed consolidated balance sheets. The fair value measurements relating to the allocation of the Notes between liability and equity components were based on observable inputs and therefore were considered to be Level 2 of the fair value hierarchy. The Company was in compliance with all covenants relating to the Notes as of September 30, 2018.

9.        SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors. The Company’s shares authorized for issuance pursuant to the stock incentive plan include 5,000,000 (December 31, 2017: 5,000,000) Class A ordinary shares. As of September 30, 2018, 1,120,778 (December 31, 2017: 1,271,154) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan.

Employee and Director Restricted Shares

As part of its stock incentive plan, the Company issues restricted shares for which the fair value is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation based on the grant date fair market value of the shares is expensed on a straight line basis over the applicable vesting period, net of any estimated forfeitures.
For the nine months ended September 30, 2018, 191,255 (2017: 113,955) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. For the nine months ended September 30, 2018, 30,660 of the restricted shares granted contained service and performance conditions. These restricted shares will cliff vest 5.5 years from the date of issuance, subject to the satisfaction of both the service and performance conditions.

For the nine months ended September 30, 2018, the Company also issued to non-employee directors an aggregate of 54,720 (2017: 41,396) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the nine months ended September 30, 2018, 43,252 (2017: 46,319) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2018, in accordance with U.S. GAAP, $0.3 million stock compensation expense (2017: nil) relating to the forfeited restricted shares was reversed. The restricted shares forfeited during the comparative nine month period ended September 30, 2017 related to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2017, no stock compensation expense was reversed relating to the former CEO’s forfeited shares since the stock compensation relating to those restricted shares was reversed during the fourth quarter of 2016, when it was deemed likely that these restricted shares would be forfeited.

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2018:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2017	331,510	$23.45
Granted	245,975	15.78
Vested	(100,384)	27.74
Forfeited	(43,252)	18.80
Balance at September 30, 2018	433,849	$18.57

Employee and Director Stock Options

For the nine months ended September 30, 2018, no Class A ordinary share purchase options were granted. On July 6, 2017, 480,000 Class A ordinary share purchase options were granted to the Company’s new Chief Executive Officer, pursuant to his employment contract. These options vest 16.7% each on the anniversary thereof in 2018, 2019, 2020, 2021, 2022 and 2023, and expire 10 years after the grant date. The grant date fair value of these options was $9.60 per share, based on the Black-Scholes option pricing model.

On August 1, 2017, 19,500 Class A ordinary share purchase options were granted to the Company’s former interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100% on the date of the grant. The grant date fair value of these options was $9.65 per share based on the Black-Scholes option pricing model.

For the nine months ended September 30, 2018, no stock options were exercised by directors or employees resulting in no Class A ordinary shares issued. For the nine months ended September 30, 2017, 50,000 stock options were exercised by directors or employees resulting in 5,011 Class A ordinary shares issued, net of shares surrendered as a result of the cashless exercise of stock options. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.
For the nine months ended September 30, 2018, 80,000 stock options vested which had a weighted average grant date fair value of $9.60 per share. For the nine months ended September 30, 2017, 71,335 stock options vested, relating to the resignation of the former CEO, which had a weighted average grant date fair value of $10.51 per share, pursuant to the former CEO’s deed of settlement and release.

Employee and director stock option activity during the nine months ended September 30, 2018 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2017	1,015,627	$23.55	$9.89	$—	6.9 years
Granted	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—
Expired	(80,000)	29.39	8.69
Balance at September 30, 2018	935,627	$23.05	$10.00	$—	6.7 years

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan. The grant date fair value of the RSUs is equal to the price of the Company’s Class A ordinary shares on the grant date. Compensation cost based on the grant date fair market value of the RSUs is expensed on a straight line basis over the vesting period.

For the nine months ended September 30, 2018, 28,301 (2017: 11,559) RSUs were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Each of these RSUs cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

For the nine months ended September 30, 2018, 648 (2017: nil) RSUs were forfeited by employees, resulting in an immaterial reversal (2017: nil) of stock compensation expense.

Employee RSU activity during the nine months ended September 30, 2018 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2017	22,798	$23.50
Granted	28,301	15.90
Vested	(4,053)	32.21
Forfeited	(648)	21.65
Balance at September 30, 2018	46,398	$18.13

For the nine months ended September 30, 2018 and 2017, the general and administrative expenses included stock compensation expense (net of forfeitures) of $3.5 million and $3.3 million, respectively, for the expensing of the fair value of stock options, restricted stock and RSUs granted to employees and directors, net of forfeitures.

10.      RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Prior to September 1, 2018, the Company and its reinsurance subsidiaries were party to the joint venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME were participants of the Joint Venture for the purpose of managing certain jointly held assets. In addition, prior to September 1, 2018, the Company, its reinsurance subsidiaries and DME had entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). On September 1, 2018, the Company, DME and DME Advisors entered into a termination agreement to terminate the Joint Venture and the advisory agreement on the earlier of January 2, 2019 and the date on which all assets are transferred to SILP.

On September 1, 2018, the Company entered into an LPA with SILP, with DME II, as General Partner. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. No performance allocation was made for the three and nine months ended September 30, 2018 due to the investment losses during those periods. The loss carry forward provision contained in the LPA allows DME II to earn reduced performance allocation of 10%

of profits in any year subsequent to any years in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

On September 1, 2018, SILP entered into a SILP investment advisory agreement (“IAA”) with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three and nine months ended September 30, 2018, the Company’s investment loss from SILP included management fees paid by SILP to DME of $0.8 million and $0.8 million, respectively.

Pursuant to the joint venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the account managed by DME Advisors was allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the aggregate investment loss was earned. DME was not entitled to earn a performance allocation in a year in which the investment portfolio under the Joint Venture incurred a loss. For the three and nine months ended September 30, 2018, no performance allocation was deducted due to the investment loss (2017: $4.0 million and $4.0 million, respectively).

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, was paid to DME Advisors. Included in the net investment income (loss) for the three and nine months ended September 30, 2018 were management fees of $2.6 million and $11.2 million, respectively (2017: $4.4 million and $13.1 million, respectively) relating to the Joint Venture. The management fees have been fully paid as of September 30, 2018.

Pursuant to the joint venture agreement, advisory agreement, LPA and the IAA, the Company has agreed to indemnify DME, DME II and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME, DME II or DME Advisors. For the nine months ended September 30, 2018, there were no indemnification payments payable or paid by the Company.

Non-controlling Interest in Related Party Joint Venture

Non-controlling interests in related party joint venture represents DME’s share of the jointly held assets under the joint venture agreement. The Joint Venture created through the joint venture agreement has been consolidated in accordance with ASC 810, Consolidation. The Company has recorded DME’s minority interests as redeemable non-controlling interests in related party and non-controlling interests in related party in the condensed consolidated balance sheets. A portion of the non-controlling interest is subject to contractual withdrawal rights whereby DME, at its sole discretion, can withdraw its interest above the minimum capital required to be maintained in its capital accounts. This additional capital, if any, is therefore recorded on the Company’s condensed consolidated balance sheets within the mezzanine section as redeemable non-controlling interest in related party joint venture whereas the required minimum capital is recorded as non-controlling interests in related party joint venture within the equity section on the Company’s condensed consolidated balance sheet since it does not have withdrawal rights.

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable non-controlling interests in related party, non-controlling interests in related party and total non-controlling interests in related party for the nine months ended September 30, 2018 and 2017 (see Note 1 for additional information on changes in the presentation of non-controlling interests):

	Redeemable non-controlling interest in related party joint venture			Non-controlling interest in related party joint venture			Total non-controlling interest in related party joint venture
	Nine months ended September 30			Nine months ended September 30			Nine months ended September 30
	2018	2017		2018	2017		2018	2017
Opening balance	$7,169	$5,884	—	$12,933	$11,561	—	$20,102	$17,445
Income (loss) attributed to non-controlling interest	(2,574)	296	—	(1,532)	484	—	(4,106)	780
Net contribution into (withdrawal from) non-controlling interest	10,715	(783)	—	(9,644)	783	—	1,071	—
Ending balance	$15,310	$5,397		$1,757	$12,828		$17,067	$18,225

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of September 30, 2018, $35.0 million (December 31, 2017: $39.2 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company, along with certain affiliates of DME Advisors, collectively own 47.6% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

11.      COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2018, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$50,000	June 30, 2019	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2019	120 days prior to termination date
	$450,000

On March 28, 2018, the Butterfield Bank facility was decreased from $100.0 million to $50.0 million. As of September 30, 2018, an aggregate amount of $216.6 million (December 31, 2017: $188.5 million) in letters of credit were issued under the above facilities. Under the facilities, the Company provides collateral that may consist of equity securities and cash and cash equivalents. As of September 30, 2018, total cash and cash equivalents with a fair value in the aggregate of $218.7 million (December 31, 2017: equity securities and cash and cash equivalents of $200.4 million) were pledged as collateral against the letters of credit issued and include as “restricted cash and cash equivalents” in the condensed consolidated balance sheets (also see Note 5). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2018 and December 31, 2017.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of September 30, 2018, collateral of $436.4 million (December 31, 2017: $377.9 million) was provided to cedents in the form of regulatory trust accounts and included as “restricted cash and cash equivalents” in the condensed consolidated balance sheets.

Revolving Credit Facility

The Joint Venture has entered into a secured revolving credit facility with The Bank of Nova Scotia (the “credit facility”), to provide funding for its investment activities. At September 30, 2018, the Joint Venture had the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $30.0 million (December 31, 2017: $25.0 million). At September 30, 2018, the interest rate on the credit facility was 3.18% (December 31, 2017: 2.47%) and the Joint Venture and certain of the Company’s subsidiaries, solely as “Participants” in the Joint Venture under the venture agreement, had pledged $34.5 million (December 31, 2017: $37.7 million) of their physical gold holdings as collateral against the borrowed funds. For the nine months ended September 30, 2018, interest expense pursuant to the credit facility was $0.7 million (2017: nil) and was included in net investment loss in the condensed consolidated statements of income. The credit facility matures on November 8, 2019 and can be extended for one year by the Joint Venture upon providing 120 days’ notice to the lender. The credit facility is expected to be transferred to SILP simultaneously with the transfer of physical gold holdings from the Joint Venture to SILP. The Joint Venture may terminate or reduce the commitment by giving 10 business days’ notice prior to the effective date of termination or reduction and prepaying the applicable principal obligation and all interest accrued thereon. The credit facility contains certain events of default and restrictive covenants, including but not limited to, limitations on liens on the pledged collateral, mergers and sales of assets and limitations on distributions. The Joint Venture was in compliance with all the covenants of this facility as of September 30, 2018.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expired on June 30, 2018. The Company is in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until December 31, 2018.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of September 30, 2018.

The total rent expense related to leased office space for the three and nine months ended September 30, 2018 was $0.1 million and $0.4 million, respectively (2017: $0.2 million and $0.5 million, respectively).

Private Equity and Limited Partnerships

From time to time, the Company makes investments in private equity vehicles. As part of the Company’s participation in such private equity investments, the Company may make funding commitments. As of September 30, 2018, the Company had commitments to invest an additional $6.8 million (December 31, 2017: $6.5 million) in private equity investments. Included in the schedule below are the minimum payment obligations relating to these investments as of September 30, 2018.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2018	2019	2020	2021	2022	Thereafter	Total
	($ in thousands)
Operating lease obligations	$43	$172	$172	$64	$—	$—	$451
Private equity and limited partnerships (1)	$6,816	$—	$—	$—	$—	$—	$6,816
	$6,859	$172	$172	$64	$—	$—	$7,267
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

12.      SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property
Commercial	$3,752	3.3%	$5,065	2.8%	$9,464	2.2%	$10,546	1.9%
Motor	14,554	12.6	19,354	10.6	55,368	12.7	48,863	8.8
Personal	4,998	4.3	23,706	13.1	12,323	2.9	65,488	11.9
Total Property	23,304	20.2	48,125	26.5	77,155	17.8	124,897	22.6

Casualty
General Liability	14	—	1,133	0.6	1,384	0.3	3,323	0.6
Motor Liability	54,624	47.4	58,613	32.3	210,302	48.6	211,451	38.1
Professional Liability	1,799	1.6	1,295	0.7	2,909	0.7	7,516	1.4
Workers' Compensation	9,074	7.9	9,624	5.3	15,768	3.7	17,041	3.1
Multi-line *	15,527	13.5	26,430	14.6	54,920	12.7	93,593	16.9
Total Casualty	81,038	70.4	97,095	53.5	285,283	66.0	332,924	60.1

Other
Accident & Health	16,193	14.1	22,364	12.3	58,436	13.5	55,875	10.1
Financial (1)	(5,986)	(5.2)	13,838	7.6	9,042	2.1	38,698	7.0
Marine (1)	(6)	—	—	—	365	0.1	—	—
Other Specialty	611	0.5	166	0.1	2,107	0.5	1,297	0.2
Total Other	10,812	9.4	36,368	20.0	69,950	16.2	95,870	17.3
	$115,154	100.0%	$181,588	100.0%	$432,388	100.0%	$553,691	100.0%
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

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$102,623	89.1%	$160,173	88.2%	$387,805	89.7%	$483,945	87.4%
Worldwide (1)	12,231	10.6	21,237	11.7	44,112	10.2	69,315	12.5
Europe	300	0.3	155	0.1	517	0.1	392	0.1
Asia (2)	—	—	23	—	(46)	—	39	—
	$115,154	100.0%	$181,588	100.0%	$432,388	100.0%	$553,691	100.0%
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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017 and financial condition as of September 30, 2018 and December 31, 2017. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Part II. Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. We manage our investment portfolio according to a value-oriented philosophy, which takes long positions in perceived undervalued securities and short positions in perceived overvalued securities.

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

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital.  Much of the global property and casualty reinsurance marketplace has experienced an extended period of rate pressure and reductions, and despite some positive rate movement during 2018, this pressure continues along with an increased focus on expenses at all points in the risk placement chain. Certain participants in the industry have attempted to mitigate rate pressure and rate reductions by increasing scale, but we believe that throughout the industry there is an ongoing focus on lowering internal expenses as a source of efficiency.
The industry sustained significant natural catastrophe losses in the third quarter of 2017, and in addition, suffered losses from the historically large California wildfires in the fourth quarter of 2017. We believe that the losses experienced by the industry from the 2017 natural peril catastrophes and the California wildfires created short term capital impacts that were offset by capital injections, particularly in the property catastrophe market. As a result, any positive rate impact was limited. We believe the 2017 property catastrophe events highlighted some of the weak pricing conditions in certain non-catastrophe lines of business. However, while terms and conditions improved for renewals, particularly on loss-impacted contracts, such improvement was limited. The natural catastrophe and large risk losses of 2018 are also unlikely to meaningfully change the market dynamics noted above.
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
There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including rising interest rates and potential trade disputes. Given the uncertainties, for the foreseeable future we expect to maintain an amount equivalent to our net loss reserves in cash and cash equivalents or high-grade fixed income securities.

Critical Accounting Policies

Our condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I. Item IA. — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the critical accounting policies set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2017 affect the more significant estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

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

Basic adjusted book value per share is considered a non-GAAP financial measure because it excludes from the total equity the non-controlling interest in related party joint venture. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact from dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted adjusted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. We adjust the total equity by excluding the non-controlling interest in related party joint venture because it does not reflect the equity attributable to our shareholders. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$558,738	$661,665	$700,916	$844,257	$880,333
Less: Non-controlling interest in joint venture	(1,757)	(10,719)	(11,071)	(12,933)	(12,828)
Numerator for basic adjusted book value per share	556,981	650,946	689,845	831,324	867,505
Add: Proceeds from in-the-money stock options issued and outstanding	—	—	—	13,859	14,028
Numerator for fully diluted adjusted book value per share	$556,981	$650,946	$689,845	$845,183	$881,533
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	36,386,321	37,415,259	37,550,648	37,359,545	37,348,753
Add: In-the-money stock options and RSUs issued and outstanding	46,398	46,398	46,398	679,684	687,351
Denominator for fully diluted adjusted book value per share	36,432,719	37,461,657	37,597,046	38,039,229	38,036,104
Basic adjusted book value per share	$15.31	$17.40	$18.37	$22.25	$23.23
Fully diluted adjusted book value per share	15.29	17.38	18.35	22.22	23.18

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. The measure includes underwriting expenses which are directly related to underwriting activities as well as an allocation of other general and administrative expenses. Net underwriting income (loss) is calculated as net premiums earned, less net loss and loss adjustment expenses incurred, less acquisition costs and less underwriting expenses. The measure excludes, on a recurring basis: (1) net investment income; (2) any foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) interest expense and other income (expense) not related to underwriting; and (5) income taxes and income attributable to non-controlling interest. We exclude total investment related income or loss and foreign exchange gains or losses as we believe these are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them distorts the analysis of trends in our underwriting operations. We include other income and expense relating to deposit accounted contracts and industry loss warranty contracts which we believe are part of our underwriting operations and should be reflected in our underwriting income (loss). Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	($ in thousands)
Income (loss) before income tax	$(90,629)	$21,018	$(274,789)	$(6,549)
Add (subtract):
Investment related (income) loss	80,876	(63,976)	266,748	(36,445)
Other (income) expense	734	397	1,311	101
Corporate expenses	4,076	4,050	9,420	8,995
Interest expense	927	—	927	—
Net underwriting income (loss)	$(4,016)	$(38,511)	$3,617	$(33,898)

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share. For the three months ended September 30, 2018, the fully diluted adjusted book value per share decreased by $2.09 per share, or 12.0%, to $15.29 per share from $17.38 per share at June 30, 2018. For the three months ended September 30, 2018, the basic adjusted book value per share decreased by $2.09 per share, or 12.0%, to $15.31 per share from $17.40 per share at June 30, 2018.

For the nine months ended September 30, 2018, the fully diluted adjusted book value per share decreased by $6.93 per share, or 31.2%, to $15.29 per share from $22.22 per share at December 31, 2017. For the nine months ended September 30, 2018, the basic adjusted book value per share decreased by $6.94 per share, or 31.2%, to $15.31 per share from $22.25 per share at December 31, 2017.

For the three months ended September 30, 2018, we reported a net loss of $89.1 million, compared to a net income of $19.9 million reported for the same period in 2017. Our investment related loss for the three months ended September 30, 2018 was $80.9 million, compared to investment related income of $64.0 million reported for the same period in 2017. The net underwriting loss for the three months ended September 30, 2018 was $4.0 million, compared to a net underwriting loss of $38.5 million for the same period in 2017. For the three months ended September 30, 2018, our overall composite ratio (the sum of losses incurred and acquisition costs, as a percentage of premiums earned) was 100.9% compared to 119.8% during the same period in 2017. The composite ratio for three months ended September 30, 2018, included 5 points of estimated losses relating to Hurricane Florence, compared to the composite ratio for the same period in 2017 which included 21.9 points relating to the 2017 catastrophes. General and administrative expenses for the three months ended September 30, 2018 were $7.1 million, compared to $8.2 million for the three months ended September 30, 2017. The decrease in general and administrative expenses was primarily due to lower personnel expenses during the period compared to the same period in 2017.

Prior to September 1, 2018, substantially all our investable assets were invested through a joint venture arrangement in which DME Advisors acted as investment advisor. Effective September 1, 2018, our operating entities, Greenlight Re and GRIL became limited partners in SILP. DME Advisors acts as investment advisor to SILP. Certain of our assets will remain in the Joint Venture until transferred to SILP and we expect that all remaining assets will be transferred to SILP by January 2019, at which point the Joint Venture will be terminated.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio (the “Investment Portfolio” as defined in the LPA). During the third quarter of 2018, we decreased our investment risk by de-leveraging the Investment

Portfolio by an amount approximating our net loss reserves. Effective from September 1, 2018, the monthly investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio. Our investment funds managed by DME Advisors, including the Joint Venture and SILP, reported a loss of 8.4% for the three months ended September 30, 2018, compared to a gain of 5.5% for the same period in 2017.

For the nine months ended September 30, 2018, we reported a net loss of $269.2 million, compared to a net loss of $7.2 million reported for the same period in 2017, primarily due to investment losses. Our investment related loss for the nine months ended September 30, 2018 was $266.7 million, compared to net investment income of $36.4 million reported for the same period in 2017. Our investment funds managed by DME Advisors reported a loss of 22.3% for the nine months ended September 30, 2018, compared to a gain of 2.9% for the same period in 2017. The net underwriting income for the nine months ended September 30, 2018 was $3.6 million, compared to an underwriting loss of $33.9 million reported for the same period in 2017. For the nine months ended September 30, 2018, our composite ratio was 96.4%, compared to 104.4% during the same period in 2017. General and administrative expenses for the nine months ended September 30, 2018 decreased to $20.1 million from $21.3 million for the nine months ended September 30, 2017 primarily due to lower personnel expenses.

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

 Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$23,304	20.2%	$48,125	26.5%	$77,155	17.8%	$124,897	22.6%
Casualty	81,038	70.4	97,095	53.5	285,283	66.0	332,923	60.1
Other	10,812	9.4	36,368	20.0	69,950	16.2	95,870	17.3
Total	$115,154	100.0%	$181,588	100.0%	$432,388	100.0%	$553,690	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the mix of premiums written between property, casualty and other business may vary from period to period depending on the specific market opportunities that we pursue.

For the three months ended September 30, 2018, our gross premiums written decreased by $66.4 million, or 36.6% compared to the same period in 2017. The changes in gross premiums written for the three months ended September 30, 2018 were attributable to the following:

Gross Premiums Written
Three months ended September 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(24.8)	(51.6)%
Decrease was primarily due to homeowners’ insurance contracts that were not renewed, and to a lesser extent due to a decrease in gross premiums written relating to private passenger automobile contracts.

Casualty	$(16.1)	(16.5)%	Decrease was primarily due to a multi-line casualty contract renewed at a lower share and to a lesser extent, due to lower gross premiums written reported on motor liability contracts.
Other	$(25.6)	(70.3)%	Decrease was primarily due to commutation of a mortgage reinsurance contract during the quarter. The decrease was also partially due to a medical stop-loss contract that was not renewed in 2018.

For the nine months ended September 30, 2018, our gross premiums written decreased by $121.3 million, or 21.9%, compared to the same period in 2017. The change in gross premiums written for the nine months ended September 30, 2018 was attributable to the following:

Gross Premiums Written
Nine months ended September 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(47.7)	(38.2)%	Decrease was primarily due to homeowners’ insurance contracts that were not renewed, partially offset by an increase in gross premiums written relating to private passenger automobile contracts.
Casualty	$(47.6)	(14.3)%	Decrease was primarily due to a multi-line casualty contract renewed in 2018 at a lower share and to a lesser extent due to a number of professional liability casualty contracts not renewed.
Other	$(25.9)	(27.0)%
Decrease was primarily due to commutation of a mortgage reinsurance contract during third quarter of 2018, and certain other mortgage insurance contracts renewed at a lower share compared to the expiring contracts. The decrease was partially offset by an increase relating to medical stop-loss business including some contracts where the underling volume increased compared to the same period in 2017.

Premiums Ceded

For the three and nine months ended September 30, 2018, premiums ceded were $15.5 million and $72.5 million, respectively, compared to $7.9 million and $13.9 million, respectively, for the three and nine months ended September 30, 2017. The increase in premiums ceded for the three and nine months ended September 30, 2018 was primarily due to quota share retrocession contracts entered into during the second half of 2017 to cede a portion of the private passenger automobile exposure. In addition, during the second quarter of 2018, we purchased retrocession coverage to reduce our exposure to natural peril events. In general, we seek to use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$19,217	19.3%	$45,895	26.4%	$58,640	16.3%	$121,881	22.6%
Casualty	69,836	70.0	91,514	52.7	231,800	64.4	322,219	59.7
Other	10,645	10.7	36,248	20.9	69,412	19.3	95,711	17.7
Total	$99,698	100.0%	$173,657	100.0%	$359,852	100.0%	$539,811	100.0%

For the three and nine months ended September 30, 2018, net premiums written decreased by $74.0 million, or 42.6%, and $180.0 million, or 33.3%, respectively, compared to the three and nine months ended September 30, 2017. The change in net premiums written was a net result of the changes in gross premiums written and premiums ceded as explained above.

 Net Premiums Earned

Net premiums earned reflect the pro-rata inclusion into income of net premiums written over the risk period of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$19,446	17.0%	$42,252	24.5%	$63,998	16.5%	$105,873	21.8%
Casualty	75,978	66.6	106,359	61.6	246,270	63.3	312,512	64.4
Other	18,680	16.4	24,082	13.9	78,496	20.2	66,534	13.8
Total	$114,104	100.0%	$172,693	100.0%	$388,764	100.0%	$484,919	100.0%

Premiums relating to quota share contracts and excess of loss contracts are earned over the contract period in proportion to the period of protection. Similarly, incoming unearned premiums, if any, are earned in proportion to the remaining period of protection.

For the three months ended September 30, 2018, the net premiums earned decreased by $58.6 million, or 33.9%. The change in net premiums earned for the three months ended September 30, 2018, was attributable to the following:

Net Premiums Earned
Three months ended September 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(22.8)	(54.0)%	Decrease was primarily due to a homeowners’ insurance contract that was commuted during the fourth quarter of 2017 and all unearned premiums returned to the cedent.
Casualty	$(30.4)	(28.6)%
Decrease was partially due to retrocession contracts entered during the second half of 2017 to cede a portion of the private passenger automobile exposure. The decrease was also partially related to a multi-line casualty contract renewed during 2018 at a lower proportion compared to the 2017 contract.

Other	$(5.4)	(22.4)%
The decrease was primarily due to an adjustment made to earned premiums relating to a transactional liability contract based on actual earned premiums reported by the cedent. The decrease was partially offset by an increase in health business relating to growth in underlying premium volume on certain medical stop-loss contracts.

For the nine months ended September 30, 2018, the net premiums earned decreased by $96.2 million, or 19.8%. The change in net premiums earned for the nine months ended September 30, 2018 was attributable to the following:

Net Premiums Earned
Nine months ended September 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(41.9)	(39.6)%
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

Casualty	$(66.2)	(21.2)%
Decrease was primarily due to quota share retrocession contracts entered into during the second half of 2017 to cede a portion of the private passenger automobile exposure. To a lesser extent, the decrease related to a multi-line casualty contract renewed during 2018 at a lower proportion compared to the 2017 contract and certain professional liability contracts not renewed. The decrease was partially offset by increase in workers’ compensation business.

Other	$12.0	18.0%	The increase was primarily due to an increase in health business relating to growth in underlying premium volume on certain medical stop-loss contracts.

Loss and Loss Adjustment Expenses Incurred, Net

Net losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, net of actual and estimated loss recoverables. Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$18,190	21.0%	$62,422	37.0%	$36,740	13.7%	$101,371	26.7%
Casualty	55,612	64.1	89,689	53.1	185,551	69.4	234,488	61.7
Other	12,978	14.9	16,807	9.9	45,128	16.9	43,887	11.6
Total	$86,780	100.0%	$168,918	100.0%	$267,419	100.0%	$379,746	100.0%

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
The change in net losses incurred for the three months ended September 30, 2018 was attributable to the following:

Net Losses Incurred
Three months ended September 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(44.2)	(70.9)%
Decrease was primarily due to a lower level of losses relating to natural catastrophes during the third quarter of 2018 compared to the same period in 2017. The property losses incurred during the comparative period in 2017 were higher due to losses from Atlantic hurricanes Harvey, Irma and Maria. In addition, the lower property losses incurred during third quarter of 2018 related to a homeowners’ insurance contract not renewed at the end of 2017 as well as a contract that was commuted at the end of 2017.

Casualty	$(34.1)	(38.0)%
Decrease was primarily due to lower net earned premiums as explained above, including the impact of the retroceded private passenger automobile contracts resulting in losses recovered from retrocessionaires. Additionally, the decrease was also a function of the adverse loss development recorded in the third quarter of 2017 on various multi-line and casualty contracts.

Other	$(3.8)	(22.8)%	Decrease was primarily related to the decrease in earned premiums on transactional liability contract as explained above.

The change in net losses incurred for the nine months ended September 30, 2018 was attributable to the following:

Net Losses Incurred
Nine months ended September 30, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(64.6)	(63.8)%
Decrease was primarily due to lower level of losses relating to natural catastrophes during 2018 compared to the same period in 2017. The property losses incurred during the comparative period in 2017 were higher due to losses from Atlantic hurricanes Harvey, Irma and Maria. In addition, the lower property losses incurred during the nine months ended September 30, 2018 related to a homeowners’ insurance contract that was commuted at the end of 2017.

Casualty	$(48.9)	(20.9)%
Decrease was primarily due to lower net earned premiums as explained above, including the impact of the retroceded private passenger automobile contracts resulting in losses recovered from retrocessionaires. Additionally, the decrease was also a function of the adverse loss development recorded during 2017 on various multi-line and casualty contracts.

Other	$1.2	2.8%
Increase was primarily related to the increase in earned premiums on medical stop-loss business. The increase was partially offset by favorable loss development on prior period mortgage contracts as well as a decrease in earned premiums on transactional liability business.

Losses incurred as a percentage of premiums earned (referred to as the loss ratio) fluctuates based on the mix of business, and any favorable or adverse loss development on our contracts. The loss ratios for the three and nine months ended September 30, 2018, were as follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Property	93.5%	147.7%	57.4%	95.7%
Casualty	73.2%	84.3%	75.3%	75.0%
Other	69.5%	69.8%	57.5%	66.0%
Total	76.1%	97.8%	68.8%	78.3%

We expect our property loss ratio to vary, sometimes significantly, based on catastrophe events and changes in the mix of business between catastrophe and non-catastrophe business and quota share and excess of loss contracts.

The changes in loss ratios for the three months ended September 30, 2018 were attributable to the following:

Change in Loss Ratios
Three months ended September 30, 2018
	Increase / (decrease) in loss ratio points	Explanation
Property	(54.2)	Decrease in loss ratio was primarily due to lower losses from natural catastrophe events during the third quarter of 2018 compared to the same period in 2017.
Casualty	(11.1)
Decrease in the loss ratio related primarily to multi-line losses which were higher during the comparative period in 2017 due to adverse loss development recorded during the third quarter of 2017. There was no comparable loss development during the third quarter of 2018.

Other	(0.3)	Decrease in the loss ratio was primarily due to lower loss ratios on mortgage business.

The changes in loss ratios for the nine months ended September 30, 2018 were attributable to the following:

Change in Loss Ratios
Nine months ended September 30, 2018
	Increase / (decrease) in loss ratio points	Explanation
Property	(38.3)	Decrease in loss ratio was primarily due to lower losses from natural catastrophe events during the nine months ended September 30, 2018 compared to the same period in 2017.
Casualty	0.3
Increase in casualty loss ratio was primarily due to adverse loss development relating to prior period professional indemnity, motor liability and general liability contracts. The increase was partially offset by lower loss ratios on multi-line contracts that were higher during the comparative period in 2017 due to adverse loss development.

Other	(8.5)
Decrease in loss ratio was due to lower ratios on health business as well as favorable loss development on mortgage insurance contracts, partially offset by an increase in loss reserves on prior period surety contracts.

Losses incurred can be further broken down into losses paid and changes in loss and loss adjustment expense reserves as follows:

	Nine months ended September 30
		2018			2017
	Gross	Ceded	Net	Gross	Ceded	Net
	($ in thousands)
Losses paid (recovered)	$302,042	$(37,908)	$264,134	$259,308	$(164)	$259,144
Change in loss and loss adjustment expense reserves	11,662	(8,377)	3,285	136,342	(15,740)	120,602
Total	$313,704	$(46,285)	$267,419	$395,650	$(15,904)	$379,746

For the nine months ended September 30, 2018, the net losses incurred relating to prior accident years decreased by $1.5 million, which primarily related to the following:

•	$6.1 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes resulting from updated reporting received from cedents;

•	$4.2 million of favorable prior period experience on property contracts stemming from accident years 2015 and 2016 where claims experience has been better than expected;

•	$3.5 million of favorable loss development on prior period mortgage insurance contracts resulting from continued favorable claims experience;

•	$4.8 million of adverse loss development on non-standard automobile contracts stemming from industry-wide issues affecting motor liability claims in Florida;

•	$3.2 million of adverse loss development on solicitors professional indemnity contracts resulting from adverse reporting of claims in excess of expected;

•	$1.9 million of adverse loss development on general liability contracts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience;

•	$1.8 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deterioration on several previously reported claims for one legacy contract; and

•	The remaining $0.6 million of adverse loss development was due to development across various other multi-line, casualty and other contracts.

The financial impact of these changes in incurred losses was offset via certain contractual features such as sliding scale ceding commissions, profit commission adjustments and premium adjustments. The net negative impact of prior period reserving revisions on net underwriting income for the nine months ended September 30, 2018 was $3.0 million.

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

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Property	$4,081	14.4%	$10,675	28.1%	$14,480	13.5%	$30,203	23.8%
Casualty	19,518	68.9	20,262	53.3	61,273	57.2	74,459	58.8
Other	4,732	16.7	7,074	18.6	31,410	29.3	21,989	17.4
Total	$28,331	100.0%	$38,011	100.0%	$107,163	100.0%	$126,651	100.0%

Acquisition costs as a percentage of net premiums earned (referred to as acquisition cost ratio) fluctuate based on the mix of business. The acquisition cost ratios for the nine months ended September 30, 2018 and 2017, were as follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Property	21.0%	25.3%	22.6%	28.5%
Casualty	25.7%	19.1%	24.9%	23.8%
Other	25.3%	29.4%	40.0%	33.0%
Total	24.8%	22.0%	27.6%	26.1%

The changes in the acquisition cost ratios for the three months ended September 30, 2018, compared to the same period in 2017, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended September 30, 2018
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(4.3)
Decrease in acquisition cost ratio was primarily due to a decrease in the in-force homeowners’ insurance business, which has a higher rate of ceding commission than other property contracts. In addition, the acquisition cost ratio on motor property business decreased during the period as a result of commission overrides on the retroceded contracts.

Casualty	6.6
Increase in acquisition cost ratio was primarily related to multi-line business that had reported a lower acquisition cost ratio in the comparative period in 2017. The lower comparative period acquisition cost ratio was primarily due to the reversal of profit commissions on a multi-line contract that experienced adverse development during 2017. Similarly, a motor liability contract that reported adverse loss development during 2017 caused a decrease in ceding commissions. No similar sliding scale ceding commission adjustments were recorded during the third quarter of 2018.

Other	(4.1)
Decrease in acquisition cost ratio primarily related to reversal of commissions relating to decrease in earned premiums on a transactional liability contract. The decrease was partially offset by higher profit commissions on mortgage insurance contracts.

The changes in the acquisition cost ratios for the nine months ended September 30, 2018, compared to the same period in 2017, were attributable to the following:

Change in Acquisition Cost Ratios
Nine months ended September 30, 2018
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(5.9)
Decrease in acquisition cost ratio was primarily due to a decrease in the in-force homeowners’ insurance business, which has a higher rate of ceding commission than other property contracts. In addition, the acquisition cost ratio on motor property business decreased during the period as a result of commission overrides on the retroceded contracts.

Casualty	1.1
Increase in acquisition cost ratio primarily related to multi-line business that had reported a lower acquisition cost ratio in the comparative period in 2017. The lower comparative period acquisition cost ratio was due to the reversal of profit commissions on a multi-line contract that experienced adverse development during 2017.

Other	7.0
Increase in acquisition cost ratio primarily related to increase in profit commissions resulting from the favorable loss development on mortgage insurance contracts, partially offset by a decrease in acquisition cost ratio on health business.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Underwriting expenses	$3,060	$4,152	$10,630	$12,297
Corporate expenses	4,076	4,050	9,420	8,995
General and administrative expenses	$7,136	$8,202	$20,050	$21,292

Underwriting expenses include those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For the three months ended September 30, 2018, the general and administrative expenses decreased by $1.1 million, or 13.0%, compared to the same period in 2017. For the three months ended September 30, 2018, the decrease in underwriting related general and administrative expenses was primarily due to lower personnel costs, including lower bonus expense and lower stock compensation expense compared to the same period in 2017. The increase in corporate expenses was primarily due to severance costs and innovation related expenses which were offset by lower legal and professional fees compared to the same period in 2017. For the three months ended September 30, 2018 and 2017, general and administrative expenses included $1.0 million and $1.4 million, respectively, of expenses related to stock compensation granted to employees and directors.

For the nine months ended September 30, 2018, the general and administrative expenses decreased by $1.2 million, or 5.8%, compared to the same period in 2017. The underwriting expenses decreased primarily due to lower bonus and recruitment expenses partially offset by an increase in salaries and other personnel expenses. Corporate expenses increased primarily due to severance costs and innovation related expenses incurred during the nine months ended September 30, 2018 partially offset by lower legal and professional fees compared to the same period in 2017. For the nine months ended September 30, 2018 and 2017, the general and administrative expenses included $3.5 million and $3.3 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Income (loss) from investments in related party investment fund	$(10,025)	$—	$(10,025)	$—
Realized gains (losses)	(124,915)	18,360	(254,062)	86,746
Change in unrealized gains and losses	52,270	55,791	(4,620)	(25,462)
Investment related foreign exchange gains (losses)	336	1,506	948	(8,312)
Interest and dividend income, net of withholding taxes	8,591	4,281	30,247	19,567
Interest, dividend and other expenses	(4,401)	(7,593)	(17,919)	(19,081)
Income from equity method investment	(96)		(96)
Investment advisor compensation on joint venture	(2,636)	(8,369)	(11,221)	(17,013)
Total investment related income (loss)	$(80,876)	$63,976	$(266,748)	$36,445

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income or loss may vary depending on cash flows into or out of the investment account.

For the three months ended September 30, 2018, investment income, net of fees and expenses, resulted in a loss of 8.4% on our investments managed by DME Advisors, compared to a gain of 5.5% for the three months ended September 30, 2017. The long portfolio lost 2.0%, while the short portfolio and macro positions lost 5.7% and 0.4%, respectively, during the three months ended September 30, 2018. For the three months ended September 30, 2018, the largest contributors to investment income were long positions in Brighthouse Financial (BHF), Ensco (ESV) and a short position in Tesla (TSLA). The largest detractors were long position in General Motors Company (GM) and short positions in a technology company and a healthcare company.

For the nine months ended September 30, 2018, investment income, net of fees and expenses, resulted in a loss of 22.3% on our investments managed by DME Advisors, compared to a gain of 2.9% for the nine months ended September 30, 2017. The long portfolio lost 3.8%, while the short portfolio and macro positions lost 16.2% and 1.2%, respectively, during the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the largest contributors to investment income were long positions in Ensco (ESV), Micron Technology (MU) and Twitter (TWTR). The largest detractors were short positions in Netflix (NFLX), a technology company and a group of perceived overpriced momentum driven short equities (the “Bubble Basket”).

For the three and nine months ended September 30, 2018, included in “investment advisor compensation on joint venture” in the above table was $2.6 million and $11.2 million, respectively (2017: $4.4 million and $13.1 million, respectively), relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the three and nine months ended September 30, 2018, the investment loss from SILP included management fee paid by SILP to DME Advisors of $0.8 million and $0.8 million, respectively and were included in “Income (loss) from investments in related party investment fund”.

The “investment advisor compensation on joint venture” also includes performance compensation. For the three and nine months ended September 30, 2018 no performance compensation was recorded for the periods due to the negative investment returns (2017: a reversal of $4.0 million and $4.0 million due to the negative investment returns for the three and six month periods).

For the three and nine months ended September 30, 2018, the realized gains and losses and the change in unrealized gains and losses included the impact of the transfer of assets from the Joint Venture to SILP effective September 1, 2018. All unrealized gains and losses relating to the assets that changed legal ownership to SILP were recorded as realized gains and losses in accordance with U.S. GAAP. We expect our investment income, including any change in the net asset value of the investment in SILP and any realized and unrealized gains (or losses), to fluctuate from period to period. Fluctuations in realized and unrealized gains (or losses) are a function of both the market performance of the securities held in the joint venture investment account, and the timing of additions to and dispositions of securities in the joint venture investment account. Our investment advisor uses its discretion over when a gain (or loss) is realized on a particular investment. We believe that total investment related income, which includes both realized and unrealized gains (or losses), is the best way to assess our investment performance, rather than analyzing the realized gains (or losses) and unrealized gains (or losses) separately.

For the nine months ended September 30, 2018 and 2017, the gross investment return on our investments managed by DME Advisors (excluding investment advisor performance allocation) was (22.3)% and 3.4%, respectively. The gross investment gains (losses) were comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Long portfolio gains (losses)	(2.0)%	9.1%	(3.8)%	14.0%
Short portfolio gains (losses)	(5.7)	(2.9)	(16.2)	(8.4)
Macro gains (losses)	(0.4)	0.1	(1.2)	(1.0)
Other income and expenses [1]	(0.3)	(0.4)	(1.1)	(1.2)
Gross investment return	(8.4)%	5.9%	(22.3)%	3.4%
Net investment return	(8.4)%	5.5%	(22.3)%	2.9%
1 Excludes performance compensation but includes management fees.

In accordance with the LPA, DME Advisors constructs a levered investment portfolio as agreed with us (the “Investment Portfolio” as defined in the LPA). Effective from September 1, 2018, the investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio.

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

As of September 30, 2018, a deferred tax asset of $3.2 million (December 31, 2017: $1.7 million) was included in other assets on the condensed consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the deferred tax asset will be fully realized in the future and therefore no valuation allowance has been recorded. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

    Ratio Analysis

Due to the unique and customized nature of our underwriting operations, we expect to report different loss and expense ratios from period to period.

The following table provides the ratios:

	Nine months ended September 30				Nine months ended September 30
	2018				2017
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	57.4%	75.3%	57.5%	68.8%	95.7%	75.0%	66.0%	78.3%
Acquisition cost ratio	22.6	24.9	40.0	27.6	28.5	23.8	33.0	26.1
Composite ratio	80.0%	100.2%	97.5%	96.4%	124.2%	98.8%	99.0%	104.4%
Underwriting expense ratio				2.7				2.6
Combined ratio				99.1%				107.0%

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

The combined ratio is the sum of the composite ratio and the underwriting expense ratio. The combined ratio measures the total profitability of our underwriting operations and does not take into account corporate expenses, interest expense, total investment related income or loss and any foreign exchange gain or loss. Given the nature of our unique underwriting strategy, we expect that our combined ratio may also be volatile from period to period.

Financial Condition

Total Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Related Party Investment Fund; Due to Prime Brokers and Other Financial Institutions

During the third quarter of 2018, we reduced our investment risk by de-leveraging the investment portfolio, reducing the margin borrowing from prime brokers and holding cash and cash equivalents to collateralize the letters of credits and trusts under our reinsurance obligations.

Prior to September 1, 2018, through the Joint Venture, we held various financial instruments, which included listed and unlisted equities, corporate and sovereign debt, commodities and derivatives. Effective September 1, 2018, we transferred a majority of our investments (with the exception of certain investments) into SILP (see Note 3 of the condensed consolidated financial statements). SILP issued limited partner interests proportionate to and based on the net asset value transferred. At September 30, 2018, certain investments which had not transferred legal ownership to SILP remained on our condensed consolidated balance sheets. Pursuant to the Participation Agreement, these assets had transferred the economic rights to SILP and we have a binding obligation to transfer the legal title of these assets to SILP. This obligation is reflected on the condensed consolidated balance sheet as “Due to related party investment fund” at September 30, 2018. The remaining investments are expected to be transferred from the Joint Venture to SILP on or before January 2, 2019.

Our investment in SILP has been presented on the condensed consolidated balance sheets as an investment in a related party investment fund and included in total investments. The sum of total investments and financial contracts receivable reported in the condensed consolidated balance sheets as of September 30, 2018, was $547.2 million, compared to $1,375.9 million as of December 31, 2017, a decrease of $828.7 million, or 60.2%. The decrease was primarily relating to the transactions and activities described in the preceding paragraphs.

Financial contracts payable as of September 30, 2018 decreased by $1.5 million, or 6.6%, compared to December 31, 2017, primarily due to total return equity swaps disposed during the period, and partially offset by put options entered into during the period. These financial contracts payable are expected to be transferred to SILP during the fourth quarter of 2018. From time to time, we incur indebtedness to our prime brokers and custodians to implement our investment strategy in accordance with our investment guidelines. As of September 30, 2018, we had borrowed $43.7 million (December 31, 2017: $672.7 million) from our prime brokers and custodians for investing activities. The decrease in the amount borrowed from prime brokers and custodians was primarily a result of actions taken by us to de-leverage our investment exposure and reducing the level of margin borrowing as of September 30, 2018.

In accordance with Greenlight Re’s investment guidelines (for the Joint Venture and for SILP) in effect as of September 30, 2018, DME Advisors may employ up to 15% (GRIL: 5%) net margin leverage for extended periods of time and up to 30% (GRIL: 20%) net margin leverage relating to investing activities for periods of less than 30 days.

The investment portfolio managed by DME Advisors, including any derivatives, is valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. As of September 30, 2018, 80.1% (December 31, 2017: 91.5%) of the investment portfolio (excluding restricted and unrestricted cash and cash equivalents) was comprised of investments valued based on quoted prices in actively traded markets (Level 1), 17.2% (December 31, 2017: 7.1%) was comprised of securities valued based on observable inputs other than quoted prices (Level 2) and 0.2% (December 31, 2017: 0.3%) was comprised of securities valued based on non-observable inputs (Level 3). As of September 30, 2018, 2.5% (December 31, 2017: 1.1%) of the investment portfolio was comprised of investments in private equity funds valued using the funds’ net asset values as a practical expedient. (Refer to Note 4 “Financial Instruments” in the condensed consolidated financial statements for details of transfers into and out of Level 3 during the nine months ended September 30, 2018 and 2017).

In determining whether a market for a financial instrument is active or inactive, we obtain information from DME Advisors, based on feedback it receives from executing brokers, market makers, analysts and traders to assess the level of market activity and available liquidity for any given financial instrument. Where a financial instrument is valued based on broker quotes, DME Advisors requests multiple quotes. The ultimate value is based on an average of the quotes obtained. Broker quoted prices are generally not adjusted in determining the ultimate values and are obtained with the expectation of the quotes being binding. As of September 30, 2018, $80.7 million (December 31, 2017: $129.8 million) of the investments in the Joint Venture were valued based on broker quotes, of which $80.7 million (December 31, 2017: $129.0 million) were based on broker quotes that utilized observable market information and classified as Level 2 fair value measurements, and $0.0 million (December 31, 2017: $0.9 million) were based on broker quotes that utilized non-observable inputs and classified as Level 3 fair value measurements.

Non-observable inputs used by our investment advisor include the use of investment manager statements and management estimates based on third party appraisals of underlying assets for valuing private equity investments.

Restricted cash and cash equivalents

Our restricted cash decreased by $830.0 million, or 55.2%, from $1,503.8 million to $673.8 million, primarily due to the transfer of investments from the Joint Venture to SILP. As of September 30, 2018, restricted cash included no amounts relating to collateral for securities sold, not yet purchased, compared to $912.8 million as of December 31, 2017. As of September 30, 2018, the restricted cash and cash equivalents relating to trusts and letters of credits issued to our ceding insurers was $655.1 million (December 31, 2017: $551.7 million). As of September 30, 2018, restricted cash included $18.7 million of cash held by ISDA counterparties, compared to $39.3 million held by ISDA counterparties as of December 31, 2017.

Securities Sold, Not Yet Purchased

As of September 30, 2018, there were no securities sold, not yet purchased, compared to $912.8 million at December 31, 2017, because all securities sold, not yet purchased were transferred to SILP effective September 1, 2018 (see above).

Reinsurance Balances Receivable

At September 30, 2018, reinsurance balances receivable was $289.4 million, compared to $301.8 million as of December 31, 2017, a decrease of $12.4 million, or 4.1%. The decrease in reinsurance balances receivable was primarily attributable to a mortgage insurance contract commuted during the third quarter of 2018. We believe the reinsurance balances receivable are fully collectible and no allowance for bad debt was considered necessary at September 30, 2018.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment expenses recoverable

Reserves for loss and loss adjustment expenses were comprised of the following:

	September 30, 2018			December 31, 2017
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$43,704	$29,058	$72,762	$59,277	$29,236	$88,513
Casualty	115,681	243,912	359,593	101,770	228,696	330,466
Other	18,916	23,672	42,588	17,040	28,361	45,401
Total	$178,301	$296,642	$474,943	$178,087	$286,293	$464,380

During the nine months ended September 30, 2018, the total loss and loss adjustment expense reserves increased by $10.6 million, or 2.3% to $474.9 million from $464.4 million as of December 31, 2017. The decrease in property reserves was primarily due to favorable loss development relating to the 2017 hurricanes and favorable loss development on property contracts written in 2015 and 2016. The decreases were partially offset by reserves set up relating to Hurricane Florence in 2018 as well as other minor movements on various contracts. The increase in casualty reserves was primarily related to adverse loss development relating to professional liability and general liability lines of business. The decrease in other reserves was primarily relating to the favorable loss development on mortgage insurance contracts, as well as a mortgage insurance contract commuted during the period.

During the nine months ended September 30, 2018, the total loss and loss adjustment expenses recoverable increased by $8.4 million, or 28.4% to $37.8 million from $29.5 million as of December 31, 2017. The increase primarily related to retroceded private passenger automobile contracts. See Note 7 of the accompanying condensed consolidated financial statements for credit risk of the retrocessionaires.

For most of our contracts written as of September 30, 2018, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our property business, and to a lesser extent our casualty and other business, include certain contracts that contain or may contain natural peril loss exposure.

We estimate catastrophe losses in terms of the probable maximum loss (“PML”). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of October 1, 2018, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $67.1 million and $80.3 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of October 1, 2018:

	October 1, 2018
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$67,066	$78,737
Europe	22,090	25,685
Japan	8,888	9,891
Rest of the world	7,801	8,809
Maximum	67,066	80,273

Convertible Senior Notes Payable

During the quarter we strengthened our financial position through a private offering of $100 million aggregate principal amount of Convertible Senior Notes which mature on 2023 with a coupon of 4.00% per year. The Notes are convertible into Ordinary Class A shares. We utilized a portion of the proceeds to repurchase 1.0 million shares at $13.75. See Note 8 for further disclosures relating to the Notes.

 Shareholders’ Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, decreased by $285.5 million to $558.7 million as of September 30, 2018, compared to $844.3 million as of December 31, 2017. Retained earnings decreased primarily due to a net loss of $269.2 million reported for the nine months ended September 30, 2018. The non-controlling interest decreased by $11.2 million for the nine months ended September 30, 2018 primarily due to withdrawal by DME of its proportionate share of assets from the Joint Venture in conjunction with the transfer of assets from the Joint Venture to SILP. See Note 10 for additional information regarding non-controlling interests in related party joint venture. The additional paid-in capital decreased due to share repurchases for the nine months ended September 30, 2018, partially offset by an increase related to senior convertible notes issued and share-based compensation for the period.

Liquidity and Capital Resources

General

Greenlight Capital Re is organized as a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of administrative expenses and interest expense. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends, which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of September 30, 2018, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of September 30, 2018, all of our investable assets, excluding strategic investments and funds required for business operations (including reinsurance obligations) and capital management, are invested by DME Advisors in accordance with our investment guidelines. We have the ability to redeem funds from SILP at any time by providing three days’ notice to the general partner. As of September 30, 2018, approximately 89% of our investments managed by DME Advisors were comprised of publicly-traded equity securities and other holdings, which can be readily liquidated to meet our redemption requests. We record all investment income, including change in net asset value of SILP and any unrealized gains and losses in our condensed consolidated statements of income for each reporting period.

For the nine months ended September 30, 2018 and 2017, the net cash provided by (used in) operating activities was $(22.1) million and $67.0 million, respectively. Included in the net cash used in and provided by operating activities were investment related expenses (income), such as investment advisor compensation, and net interest and dividend expenses of $(1.1) million and $16.5 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding the investment related expenses (income) from the net cash from operating activities, the net cash primarily provided by (used in) our underwriting activities was $(23.2) million and $83.5 million for the nine months ended September 30, 2018 and 2017, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities. For the nine months ended September 30, 2018, the increase in cash used for underwriting activities was primarily due to a decrease in premiums written compared to the same period in 2018 and to a lesser extent due to premiums returned upon commutation of a contract and an increase in premiums ceded on retroceded contracts. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash used in and generated from underwriting activities, however, may be volatile from period to period depending on the underwriting opportunities available.

For the nine months ended September 30, 2018, our investing activities used cash of $868.4 million (2017: provided cash of $73.0 million), driven primarily by de-leveraging of our investments which resulted in a significant reduction in the margin-borrowing from prime brokers.The decrease in restricted cash primarily related to the securities sold, not yet purchased which were transfered to SILP. While the transfer of these securities was a non-cash transfer, the restricted cash decreased by a corresponding amount. The transfer of securities sold, not yet purchased was netted against the long investments and the net non-cash securities transferred were $13.1 million. Cash used for, or provided by, investing activities includes $1.1 million of net withdrawals from the Joint Venture by DME for the nine months ended September 30, 2018 (2017: nil).

For the nine months ended September 30, 2018, financing activities included issuance of $100.0 million of senior convertible notes less issuance costs. The net proceeds from the convertible note issuance was used partially to repurchase 1.0 million Class A ordinary shares and the remainder used for working capital purposes. During the nine months ended September 30, 2018 and 2017, total cash used for share repurchases was $16.5 million and $2.8 million, respectively.

As of September 30, 2018, we believe we will have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, realized gains and the disposition of other investment securities. As of September 30, 2018, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2018, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of September 30, 2018, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2018, we had two letter of credit facilities available with an aggregate capacity of $450.0 million (December 31, 2017: $600.0 million) with various financial institutions. See Note 11 of the accompanying condensed consolidated financial statements for details on each of the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of September 30, 2018, the aggregate amount of collateral provided to cedents under such arrangements was $653.0 million (December 31, 2017: $566.4 million). As of September 30, 2018, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $655.1 million (December 31, 2017: secured by equity and debt securities as well as restricted cash and cash equivalents of $578.3 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of September 30, 2018.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021, unless renewed. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2018.

On April 25, 2018 the Board of Directors adopted a new share repurchase plan for a one year period, effective July 1, 2018, which expires on June 30, 2019 unless renewed by the Board of Directors. The renewed plan increased the number of shares that may be repurchased to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2018, 1,180,000 Class A ordinary shares were repurchased by the Company at an average price of $13.98 per share.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of September 30, 2018, there were 1,120,778 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2018 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$129	$322	$—	$—	$451
Interest and convertible note payable (2)	4,000	8,000	108,000	—	120,000
Private equity and limited partnerships (3)	6,816	—	—	—	6,816
Loss and loss adjustment expense reserves (4)	240,350	129,579	46,345	58,669	474,943
Revolving credit agreement (5)	31,056	—	—	—	31,056
	$282,351	$137,901	$154,345	$58,669	$633,266
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)  Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, starting from February 1, 2019 to maturity on August 1, 2023.
(3)    As of September 30, 2018, we had made total commitments of $26.4 million in private investments of which we had invested $19.6 million, and our remaining commitments to these investments total $6.8 million. Given the nature of private equity commitments, we are unable to determine with any degree of accuracy as to when the commitments will be called. As such, for the purposes of the above table, we have assumed that all commitments with no fixed payment schedule will be made within one year. Under our investment guidelines, in effect as of the date hereof, no more than 10% of the assets in the investment portfolio may be held in private equity securities without specific approval from the Board of Directors.
(4)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and therefore are highly uncertain.

(5)	Includes estimated interest expense obligation up to the current expiration date of the revolving credit facility.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five-year term. The Company is in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until December 31, 2018.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 11 to the accompanying condensed consolidated financial statements.

The Joint Venture has entered into a secured revolving credit facility to provide funding for its investment activities (see Note 11 for further details on the revolving credit facility). The Joint Venture has the ability to borrow $50.0 million (the “commitment”) under the credit facility and had borrowed $30.0 million as of September 30, 2018. The credit facility matures on November 8, 2019 and can be extended for one year by the Joint Venture upon providing 120 days’ notice to the lender. The repayment of the borrowed amount including estimated interest expense has been included in the above table based on the assumption that the credit facility expires and is not renewed.

The Company and its reinsurance subsidiaries are party to the joint venture agreement with DME and the advisory agreement with DME Advisors. On September 1, 2018, the Company and DME entered into a termination agreement whereby the Joint Venture will be terminated on the earlier of January 2, 2019, and the date on which all assets are transferred to SILP. As of September 30, 2018, majority of the assets had been transferred to SILP and the remaining assets are expected to be transferred by January 2, 2019. The Company entered into a Participation Agreement under which it has received an interest in SILP and transferred its rights and obligations relating to the assets in the Joint Venture. The Company has a binding obligation to transfer the legal title of those assets to SILP and has recorded a liability of $111.7 million relating to the remaining assets for which legal ownership was in the process of being transferred as of September 30, 2018.

On September 1, SILP entered into a IAA with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the

LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three and nine months ended September 30, 2018, our investment loss from SILP included management fee paid by SILP to DME Advisors of $0.8 million and $0.8 million, respectively. Pursuant to the LPA, we provide DME II a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision contained in the LPA allows DME II to earn reduced performance allocation of 10% of profits in any year subsequent to any years in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

Pursuant to the joint venture agreement, we are obligated to pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provide DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allows DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME is not entitled to earn a performance allocation in a year in which the investment portfolio incurs a loss. For the nine months ended September 30, 2018, performance allocation of nil and management fees of $11.2 million were included in net investment loss.

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

Our related party transactions are presented in Note 10 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio that are disclosed in the condensed consolidated financial statements, which would be considered off-balance sheet arrangements. Other than our investment in SILP, we do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Equity Price Risk
As of September 30, 2018, our investments primarily consisted of an investment in SILP, which holds underlying equity securities, as well as equity securities and equity-based derivative instruments held in the Joint Venture, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of September 30, 2018, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $15.0 million, or 2.1%, of our total investments.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. Our investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of September 30, 2018, our investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in gold prices. Additionally, as of September 30, 2018, our derivative instruments included underlying exposure to changes in natural gas prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our total investments as of September 30, 2018. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our investments.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)		($ in thousands)
Gold	$8,820	1.3%	$(8,820)	(1.3)%
Natural Gas	1,469	0.2	(1,469)	(0.2)
Total	$10,289	1.5%	$(10,289)	(1.5)%

We, along with our investment advisor, periodically monitor our exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of September 30, 2018, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £4.7 million. As of September 30, 2018, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.6 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.6 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We may also be exposed to foreign currency risk through our Joint Venture as well as SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency derivatives and/or cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2018, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our total investments as of September 30, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Canadian Dollar	$191	—%	$(191)	—%
Euro	(839)	(0.10)	839	0.10
Japanese Yen	2,088	0.30	(2,088)	(0.30)
Norwegian Krone	235	—	(235)	—
Other	60	—	(60)	—
Total	$1,735	0.20%	$(1,735)	(0.20)%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Interest Rate Risk
Our investments in the Joint Venture and SILP include underlying interest rate sensitive securities, such as corporate and sovereign debt instruments and interest rate swaps. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of the long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of the derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our total investments as of September 30, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Debt instruments	$15,108	2.2%	$(19,258)	(2.7)%
Interest rate swaps	3,800	0.5	(3,800)	(0.5)
Net exposure to interest rate risk	$18,908	2.7%	$(23,058)	(3.2)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each underlying debt instrument. We, along with our investment advisor, periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

 Other than our investment in the related party investment fund and the fact that the fund’s investments and majority of cash balances are held by prime brokers, we have no other significant concentrations of credit risk.

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of the fund and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends the factors that may affect the Company’s business, financial condition and operating results described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Our Investment Strategy and Our Investment Advisor

We are in the process of transitioning to a new investment management structure, which could subject us to various risks and uncertainties, any of which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.

On September 1, 2018, each of GLRE, Greenlight Re and GRIL entered into an LPA of SILP with DME II as general partner, and certain other parties as well as a termination agreement with DME and DME Advisors pursuant to which the Joint Venture created by the venture agreement will be terminated not later than January 2, 2019. Commencing on September 1, 2018, all new investments to be made on behalf of Greenlight Re and GRIL shall be made through SILP, pursuant to the LPA, and not through the Joint Venture.

In accordance with the LPA, the assets and related liabilities that comprise our investment portfolio have been or are expected to be transferred to SILP on or prior to January 2, 2019. However, assets required to provide collateral for underwriting activities will not be transferred to SILP but will rather be transferred to accounts designated by each of Greenlight Re and GRIL for use by the companies to operate their respective businesses. Greenlight Re and GRIL began transferring assets and related liabilities from their respective separate accounts under the venture agreement to SILP on September 4, 2018.

DME Advisors, which is the investment manager of the Joint Venture, is also the investment advisor of SILP pursuant to the IAA between SILP and DME Advisors. The IAA has an initial term ending on August 31, 2023, and will automatically renew for successive three year terms subject to certain notice requirements. DME II, as the general partner of SILP, has sole discretion to make all decisions relating to the IAA on behalf of SILP. See “Under our new investment management structure, we have limited control over SILP.”

As a result of the change in our investment management structure, we may derive a significant portion of our income from our investment in SILP. Our operating results will, therefore, depend in part on the performance of SILP and on DME Advisors as the investment advisor of SILP. SILP is not, and is not expected to be, registered as an “investment company” under the Investment Company Act of 1940 or any comparable regulatory requirements. Therefore, investors in SILP, including Greenlight Re and GRIL, will not have the benefit of the protections afforded by such registration and regulation. In addition, we will be subject to various existing and new risks and uncertainties, some of which we may not be able to identify at this time. These risks and uncertainties could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Total Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Related Party Investment Fund; Due to Prime Brokers and Other Financial Institutions” for additional information on the new investment management structure.

Under both the venture agreement and the LPA, we are contractually obligated to invest assets with certain exceptions, our investment results are, in part, dependent on the amount of assets invested, and performance depends on the ability of DME Advisors to select and manage appropriate investments.

In connection with both the venture agreement and the LPA, DME Advisors acts as the exclusive investment advisor for our investment portfolio. Pursuant to the LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL to be contributed to SILP, other than our strategic equity ownership interests or other assets reasonably necessary to operate the business (as determined by the board of directors of either Greenlight Re or GRIL, as applicable) or if making such a contribution of assets would cause the capital account balances of Greenlight Re and GRIL to be more than 90% of the aggregate capital account balances of all of the partners of SILP. Although DME Advisors is contractually obligated to follow the investment guidelines of both Greenlight Re and GRIL, we cannot assure you as to how DME Advisors will allocate our investable assets to different investment opportunities. DME Advisors may allocate our capital accounts to long and short equity positions and derivatives, which could increase the level of risk to which our investment portfolio will be exposed.

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments for the Joint Venture and SILP. We cannot assure you that DME Advisors will be successful in meeting our investment objectives. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

Our investment performance depends in part on the performance of SILP, and may suffer as a result of adverse financial market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

Our operating results depend in part on the performance of SILP. We cannot assure you that DME Advisors on behalf of SILP will successfully structure investments in relation to our liquidity needs or liabilities. Failure to do so could force us to withdraw investments from SILP at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.

The risks associated with the value-oriented investment strategy expected to be employed by SILP may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of the investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investment in SILP could significantly and negatively affect our investment portfolio results, financial condition or results of operations.

Under our new investment management structure, we have limited control over SILP.

Under the LPA, subject to the investment guidelines and certain other conditions, DME II has complete and exclusive power and responsibility for all investment and investment management decisions to be undertaken on behalf of SILP and for managing and administering the affairs of SILP, and has the power and authority to do all things that it, as the general partner, considers necessary or desirable to carry out its duties thereunder. These broad rights of DME II include the power to delegate its authorities under the LPA. Pursuant to the IAA, DME II has delegated to DME Advisors the authority to direct the investments of SILP and other day-to-day business. In addition, DME II may resign or withdraw from SILP and may admit new limited partners to SILP without our consent, which may cause SILP to be deemed an “investment company” under the Investment Company Act of 1940.

We have no right to remove DME II as general partner of SILP and do not have any right to participate in the conduct or management of SILP, other than by amending our investment guidelines.

The historical performance of DME Advisors and its affiliates should not be considered as indicative of the future results of our investment portfolio or of our future results or of any returns expected on our Class A ordinary shares.

The historical returns of the funds managed by DME Advisors and its affiliates are not directly linked to our Class A ordinary shares. Results for our investment in SILP could differ from results of the other funds managed by DME Advisors and its affiliates as a result of restrictions imposed by our investment guidelines and other factors.

Even if our investment in SILP generates investment income in a given period, our overall performance could be adversely affected by losses generated by our reinsurance operations. Poor performance of SILP will cause a decline in our revenue and will therefore have a negative effect on our financial performance.

The historical performance of DME Advisors and its affiliates may impact our A.M. Best rating.

The historical performance of DME Advisors and its funds is not necessarily indicative of future results, but losses incurred to date may be taken into account by A.M. Best & Co. and may adversely affect our financial strength rating. See “Item 1A. Risk Factors - Risks Relating to Our Business - A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively impact our ability to implement our business strategy successfully” in our most recent Form 10-K.

If A.M. Best downgrades our ratings, we cannot assure you that our regulators, Cayman Islands Monetary Authority and the Central Bank of Ireland, would continue to authorize our current investment strategy.

Apart from funds required for collateral purposes, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy.

Apart from funds required for collateral purposes and other operational needs, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy. Accordingly, the diminution or loss of the services of DME II could significantly affect SILP and our business. DME II, in turn, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. In addition, the loss of DME Advisors’ key personnel, or DME Advisors’ inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fulfilling its obligations pursuant to the IAA, which could significantly and negatively affect SILP’s performance and correspondingly our business and financial performance.

Potential conflicts of interest with DME Advisors may exist that could adversely affect us.

In addition to managing the Joint Venture and SILP, DME Advisors, its principals and their affiliates may engage in investment and trading activities for their own accounts and/or for the accounts of third parties. None of DME Advisors or its principals, including David Einhorn, Chairman of our Board of Directors and the President of Greenlight Capital, Inc., are obligated to devote any specific amount of time to our investment in SILP. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to SILP, including collective investment vehicles managed by DME Advisors’ affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to the LPA and the IAA, DME Advisors has the exclusive right to manage SILP and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but neither the LPA or the IAA impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford SILP exclusivity or priority. DME Advisors’ interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors’ detriment, which, in turn, may potentially adversely affect SILP’s investment opportunities and returns, and correspondingly, our investment portfolio.

Mr. Einhorn, Chairman of our Board of Directors, is not, under Cayman Islands law, legally restricted from participating in making decisions with respect to Greenlight Re’s investment guidelines. Accordingly, his involvement as a member of the Boards of Directors of GLRE and Greenlight Re may lead to a conflict of interest.

DME Advisors and its affiliates may also manage accounts whose advisory fee schedules, investment objectives and policies differ from those of SILP, which may cause DME Advisors and its affiliates to effect trading in one account that may have an adverse effect on another account, including SILP. We do not have the contractual right to inspect the trading records of DME Advisors or its principals.

SILP may be concentrated in a few large positions, which could result in large losses.

Our investment guidelines provide that SILP may commit up to 20% of Greenlight Re’s capital account (10% for GRIL) to any one investment. In addition, GRIL’s investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL’s investment portfolio shall at all times be comprised of a minimum of 50 debt or equity securities of publicly traded companies. From time to time SILP may hold a few, relatively large security positions in relation to our capital accounts. Since SILP may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries and types of securities.

If DME Advisor’s risk management systems are ineffective, we may be exposed to material unanticipated losses.

DME Advisors continually refines its risk management techniques, strategies and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including SILP, in all economic or market environments, or against all types of risk, including risks that it might fail to identify or anticipate. Any failures in DME Advisors’ risk management techniques and strategies to accurately quantify risk exposure could limit the risk-adjusted returns of SILP. In addition, any risk management failures could cause losses to be significantly greater than historical measures predict. DME Advisors’ approach to managing those risks could prove insufficient, exposing SILP, and, correspondingly, our investment portfolio, to material unanticipated or material losses.

We and SILP are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us or it.

We and SILP are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us or it. The amount of the maximum exposure to credit risk is indicated by the carrying value of our and SILP’s financial assets, respectively. In addition, we and SILP hold the securities of our investment portfolio with prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to us and/or SILP. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers and custodians on our behalf, we have no other significant concentrations of credit risk in our investment portfolio.

Issuers or borrowers whose securities or debt we and/or SILP hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us and/or SILP due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on us and/or SILP, and, correspondingly, our investment portfolio and our results of operations, financial condition and cash flows.

SILP may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues.

Our investment guidelines provide SILP with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment in SILP could have a disproportionately large effect in relation to our capital. Any event that may adversely affect the value of positions SILP holds could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.

SILP effectuates short sales that subject our capital accounts to unlimited loss potential.

SILP enters into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. SILP may mitigate such losses by replacing the securities sold short before the market price has increased significantly but we have no control over such mitigation, if any. Under adverse market conditions, SILP might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

We and SILP may transact in derivatives trading, which may increase the risk of our investment portfolio.

Derivative instruments, or derivatives, include futures, options, swaps, structured securities and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, a relatively small adverse market movement may result in a substantial loss, and may potentially expose us to a loss exceeding the original amount invested. Derivatives may also expose us and/or SILP, and, correspondingly, our investment portfolio, to liquidity risk as there may not be a liquid market within which to close or dispose of outstanding derivative contracts. The counterparty risk lies with each party with whom we and/or SILP contracts for the purpose of making derivative investments. In the event of the counterparty’s default, we and/or SILP will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts we and/or SILP are contractually entitled to receive.

The compensation arrangements of SILP may create an incentive to effect transactions that are risky or speculative.

Pursuant to the LPA and the IAA, each of Greenlight Re and GRIL is obligated to pay the following:

•
a 1.5% annual management fee to DME Advisors, regardless of the performance of SILP, payable monthly in advance based on its respective capital account balance under the LPA as of each fiscal period multiplied by an additional investment ratio (as agreed from time to time by DME II, as the general partner of SILP, and GLRE), adjusted for net profits and losses and capital activity during the current fiscal period; and

•
a performance allocation to DME II at the end of each performance period equal to (a) 10% of the portion of the positive performance change to its capital account under the LPA that is less than or equal to the positive balance in its Carryforward Account under the LPA, plus (b) 20% of the portion of positive performance change for its capital account that exceeds the positive balance in its Carryforward Account.

The loss carry forward provision contained in the LPA allows DME II to earn reduced performance allocation of 10% of profits in any year subsequent to any years in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

While the performance compensation arrangement contained in the LPA provides that losses will be carried forward as an offset against net profits in subsequent periods, DME II and DME Advisors generally will not otherwise be penalized for losses or decreases in the value of our portfolio under the LPA. These performance compensation arrangements may create an incentive for DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative. The losses incurred under the venture agreement have been carried over to SILP and must be recouped in accordance with the loss carry forward provision contained in the LPA.

 DME II’s or DME Advisors’ representatives’ service on boards and committees may place trading restrictions on our investments and may subject us to indemnification liability.

Each of DME II and DME Advisors may from time to time place its or its affiliates’ representatives on creditors’ committees and/or boards of certain companies in which SILP has invested. While such representation may enable DME II or DME Advisors to enhance the sale value of SILP’s investments, it may also prevent SILP from freely disposing of investments and may subject us to indemnification liability. The IAA provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

The ability to use “soft dollars” may provide SILP with an incentive to select certain brokers that may take into account benefits to be received by SILP.

SILP is entitled to use so-called “soft dollars” generated by commissions paid in connection with transactions for our investment portfolio to pay for certain of DME Advisors’ operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. “Soft dollars” are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. DME Advisors’ right to use soft dollars may give DME Advisors an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict. However, DME Advisors only uses soft dollars to pay for expenses that would otherwise be borne by us and certain other co-managed funds.

The LPA limits our ability to use another investment manager.

The LPA restricts our ability to manage our investment portfolio outside of SILP. Because the LPA contains exclusivity and limited termination provisions, we are unable to use other investment managers for so long as the Greenlight Re and GRIL are limited partners in SILP. Although we may withdraw funds from SILP for operational purposes by giving three days notice , Greenlight Re or GRIL may withdraw as limited partners in SILP as participants under the LPA prior to the expiration of the IAA’s term only “for cause”, which is defined as:

•	a material violation of applicable law relating to DME II’s or DME Advisors’ advisory business;
•	DME II’s or DME Advisors’ gross negligence, willful misconduct or reckless disregard of DME II’s obligations under the LPA or DME Advisors’ obligations under the IAA;
•	a material breach by DME II or DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or
•	a material breach by DME II or DME Advisors of its obligations under 5.2 of the LPA, which relate to timely redemption of partnership interests.

In addition, GRIL may withdraw as a limited partner in SILP due to unsatisfactory long term performance of DME II or DME Advisors, as determined solely by the Board of Directors of GRIL on each fiscal year end during the term of the LPA.

Greenlight Re may not withdraw as a limited partner in SILP on the basis of performance. If Greenlight Re becomes dissatisfied with the results of the investment performance of SILP, we will be unable to hire new investment managers unless the LPA is terminated for cause.

Certain investments made by SILP may have limited liquidity and lack valuation data, which could create a conflict of interest.

Our investment guidelines provide SILP with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of SILP to execute trade orders at desired prices and may impact our ability to fulfill our underwriting payment obligations. To the extent that SILP invests in securities or instruments for which market quotations are not readily available, under the terms of the IAA the valuation of such securities and instruments for purposes of compensation to DME Advisors will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the IAA gives DME Advisors the power to determine the value of securities with no readily discernible market value, and because the calculation of DME Advisors’ fee is based on the value of the investment account, a conflict exists as DME Advisors may be incentivized to place a higher valuation on such securities.

In addition, for all securities traded on public exchanges, each exchange typically has the right to suspend or limit trading in all securities it lists. Such a suspension could render it impossible to liquidate positions and thereby expose SILP, and, correspondingly, us to losses.

Increased regulation or scrutiny of alternative investment advisors may affect DME II and DME Advisors’ ability to manage SILP or affect our business reputation.

The regulatory environment for investment managers is evolving, and changes in the regulation of managers may adversely affect the ability of SILP, DME II or DME Advisors to obtain the leverage it might otherwise obtain or to pursue its trading strategies. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

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

Regulatory authorities may, from time-to-time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, we may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions, including, if SILP is required to enter into a borrowing arrangement in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and we are subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions.

Risks Relating to our Class A Ordinary Shares

Our level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

In August 2018, we sold $100 million of convertible notes. Our level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•discouraging an acquisition of us by a third party;
•placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

We may from time to time seek to refinance our indebtedness by issuing additional shares of our common stock in one or more securities offerings. Such securities offerings may dilute our existing shareholders, reduce the value of our common stock, or both. Because our decision to issue securities depends on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future securities offerings. Thus, holders of our common stock bear the risk of our future offerings diluting and potentially reducing the value of our common stock.

Conversion of the notes or future sales or issuances of Class A ordinary shares may dilute the ownership interest of existing shareholders, including holders who have previously converted their notes. Such dilution may adversely affect the trading price of our Class A ordinary shares and the notes and the conversion rate of the notes may not be adjusted for all dilutive events.

We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to acquire assets or companies, to adjust our ratio of debt to equity, or in connection with our incentive and stock option plans. Any issuance of equity securities, including the issuance of shares, if any, upon conversion of the notes, could dilute the interests of our existing shareholders, including holders who have previously received shares upon conversion of their notes, and could substantially affect the trading price of our Class A ordinary shares and the notes. In addition, the anticipated conversion of the notes into our Class A ordinary shares could depress the price of our Class A ordinary shares.

We may not be able to pay interest on the notes or settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt, if any, may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of notes have the right to require us to repurchase all or a portion of their notes for cash upon the occurrence of a fundamental change under the indenture governing the notes. In addition, upon conversion of the notes, unless we elect to deliver solely Class A ordinary shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing on favorable terms, if at all, at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to the notes being converted.

In addition, our ability to make the required repurchase upon a fundamental change may be limited by law or the terms of other debt agreements or securities. Our failure to pay interest on the notes or to make the required cash repurchase or cash payment, as the case may be, would constitute an event of default under the indenture governing the notes which, in turn, could constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and thereby further restricting our ability to make such interest payments and repurchases. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the notes. We may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all.

Our ability to meet the debt service obligations contained in our debt agreements depends on our available cash and our future performance, which will be affected by financial, business, economic and other factors. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the entity’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A ordinary shares and the trading price of the notes.

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

The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. The table below details the repurchases that were made under the plans during the nine months ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2018	—	$—	—	1,863,688
February 1 - 28, 2018	—	$—	—	1,863,688
March 1 - 31, 2018	—	$—	—	1,863,688
April 1 - 30, 2018	—	$—	—	1,863,688
May 1 - 31, 2018	—	$—	—	1,863,688
June 1 - 30, 2018	180,000	$15.27	180,000	1,683,688
July 1 - 31, 2018	—	$—	—	2,500,000
August 1 - 31, 2018	1,000,000	$13.75	1,000,000	1,500,000
September 1 - 30, 2018	—	$—	—	1,500,000
Total	1,180,000		1,180,000	1,500,000
(1) Class A ordinary shares.

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

We entered into a reinsurance contract with a non-U.S insurer (the “cedent”) that provides liability insurance on a global basis to shipping vessels navigating into and out of ports worldwide including, potentially, in Iran. In light of recent developments regarding sanctions, the cedent is in regular contact with its insured and the cedent has taken appropriate and necessary steps to wind-down its Iran related activities. The cedent expects to be compliant with the reimposed OFAC sanctions. For the quarter ended September 30, 2018, our premiums relating to this reinsurance contract were negligible relative to our overall revenues or income.

Item 6.    EXHIBITS

4.1
Indenture, dated as of August 7, 2018, between Greenlight Capital Re, Ltd. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company Form 8-K filed on August 7, 2018).

10.1
Deed of Settlement and Release, dated July 19, 2018, among Michael Belfatti, Greenlight Capital Re, Ltd and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on July 20, 2018).

10.2
Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on September 4, 2018).

10.3
Investment Advisory Agreement among DME Advisors, LP, and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company Form 8-K filed on September 4, 2018).

10.4
Participation Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, DME Advisors II, LLC and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company Form 8-K filed on September 4, 2018).

10.5
Termination Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd., DME Advisors, LLC and DME Advisors, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.4 of the Company Form 8-K filed on September 4, 2018).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
November 5, 2018

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
November 5, 2018