Form 10-K
period 2018-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2019-02-27
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-33493

Greenlight Capital Re, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Market Street, Suite 1207, Jasmine Court, Camana Bay
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2018 was $419,435,127 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	30,130,214
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of February 22, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2019 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on May 2, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
●	Rating agencies may downgrade or withdraw either of our ratings;
●	Under our investment management structure, we have limited control over Solasglas Investments, LP (“SILP”);
●	SILP may be concentrated in a few large positions, which could result in large losses;
●	Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
●	We may face risks from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
●	The effect of emerging claim and coverage issues on our business is uncertain;
●	The property and casualty reinsurance market may be affected by cyclical trends;
●	Loss of key executives could adversely impact our ability to implement our business strategy; and
●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

We have included a Glossary of Selected Reinsurance Terms at the end of “Part 1, Item 1. Business” of this Form 10-K.

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

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. Our investments are managed according to a value-oriented philosophy, which holds long positions in perceived undervalued securities and short positions in perceived overvalued securities. In addition, from time to time, we make long-term strategic investments in insurance companies and general agents to complement our strategy and strengthen our client relationships. To facilitate such strategic investments, we formed Verdant, which, among other activities, has made and may make strategic investments in a select group of property and casualty insurers and general agents in the United States.

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

2. Risk innovation and strategic partnerships
We seek to develop a range of risk products, via strategic partnerships and other methods, with the objective of providing fee income, access to a stream of underwriting business, and/or the potential for investment upside.
Our initiatives in this space generally aim to meet at least one of several criteria:

●	the value we add to a partnership primarily comes from application of our risk expertise, not solely capital or reinsurance support;
●	the partnership adds expertise to our company, in specific risk areas, technology, product innovation, and/or other areas;
●	the partnership provides access to a pool of capital, to products and/or to distribution;
●
overall, the partnership creates a combined effort that generates durable strategic and/or competitive position in one or more markets, and increases our opportunity for revenue growth and margin expansion.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our traditional competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is to invest (directly or indirectly) in long and short positions primarily in publicly-traded equity and corporate debt instruments.

Prior to September 1, 2018, substantially all of our investable assets were invested through a joint venture arrangement in which DME Advisors, LLC (“DME”) acted as the investment advisor. We were party to a joint venture agreement (the “venture agreement”) with DME Advisors, LP (“DME Advisors”) and DME under which the Company, its reinsurance subsidiaries and DME were participants in a joint venture (the “Joint Venture”) for the purpose of managing certain jointly held assets. On September 1, 2018, the Company and DME entered into a termination agreement (the “Termination Agreement”) for the Joint Venture.

On September 1, 2018, we entered into an amended and restated exempted limited partnership agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). The SILP LPA, in conjunction with a participation agreement, replaced the venture agreement and assigned and/or transferred Greenlight Re’s and GRIL’s net invested assets in the Joint Venture to SILP. Pursuant to the Termination Agreement, the Joint Venture terminated on January 2, 2019 and substantially all investments were transferred to SILP. The investment in SILP is recorded on the consolidated balance sheets under the caption “Investment in related party investment fund”.

On February 26, 2019, effective as of September 1, 2018, we entered into Amendment No. 1 to the SILP LPA. The amendment was intended to revise the mechanics for calculating the Carryforward Account and Performance Allocation (as
defined in the SILP LPA) to take into account withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture.

On September 1, 2018, SILP entered into a SILP investment advisory agreement (the “IAA”) with DME Advisors, with an initial term ending on August 31, 2023 subject to automatic extensions for successive three-year terms. DME Advisors is compensated with a fixed annual fee based on assets under management while DME II is compensated on the positive performance of the portfolio, subject to a loss carry forward. DME Advisors is a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors and DME II are controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. DME Advisors has the contractual right to manage substantially all of our investable assets, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to SILP. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for SILP .

Link to Table of Contents

We measure our success by long-term growth in book value per share, which we believe is the most comprehensive gauge of the performance of our business. Accordingly, our incentive compensation plans are designed to align employee and shareholder interests. Compensation under our cash bonus plan is largely dependent on the ultimate underwriting returns of our business measured over a multi-year period, rather than premium targets or estimated underwriting profitability for the year in which we initially underwrite the business.

We seek to grow and diversify our portfolio. Our allocation of risk will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based upon market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

●	target markets and lines of business where we believe an appropriate risk/reward profile exists;
●	attract and retain clients with expertise in their respective lines of business;
●	employ strict underwriting discipline; and
●	select reinsurance opportunities with anticipated favorable returns on capital over the life of the contract.

The following table sets forth our gross premiums written by line of business, further broken down by class of business:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property
Commercial	$10,487	1.8%	$12,256	1.8%	$9,419	1.8%
Motor	76,425	13.5	71,188	10.2	38,428	7.2
Personal	14,118	2.5	49,491	7.2	46,327	8.6
Total Property	101,030	17.8	132,935	19.2	94,174	17.6
Casualty
General Liability	1,429	0.3	4,753	0.7	11,746	2.2
Motor Liability	291,690	51.4	281,551	40.6	223,620	41.7
Professional Liability	3,068	0.5	8,703	1.3	11,036	2.1
Workers' Compensation	24,101	4.3	24,803	3.6	8,743	1.6
Multi-line *	57,497	10.1	123,340	17.8	95,055	17.7
Total Casualty	377,785	66.6	443,150	64.0	350,200	65.3
Other
Accident & Health	69,605	12.2	66,800	9.6	52,114	9.6
Financial	16,611	2.9	48,380	7.0	34,034	6.4
Marine	394	0.1	—	—	1,496	0.3
Other Specialty	2,106	0.4	1,386	0.2	4,054	0.8
Total Other	88,716	15.6	116,566	16.8	91,698	17.1
	$567,531	100.0%	$692,651	100.0%	$536,072	100.0%
(*) Our multi-line business predominantly relates to casualty reinsurance.

Prior to 2018, we analyzed and discussed our underwriting operations using two categories: frequency and severity. Effective from 2018, we analyze our business based on the lines of business shown above. The prior period comparative information has been reclassified to conform to the current period presentation.

Link to Table of Contents

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
U.S. and Caribbean	$507,705	89.5%	$606,510	87.6%	$432,144	80.6%
Worldwide (1)	59,366	10.5	86,714	12.5	97,810	18.2
Europe (2)	506	—	(612)	(0.1)	6,250	1.2
Asia (2)	(46)	—	39	—	(132)	—
	$567,531	100.0%	$692,651	100.0%	$536,072	100.0%

(1)	“Worldwide” is composed of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)	The negative balances represent the reversal of premiums due to premium adjustments, termination of contracts and/or premium returned upon novation or commutation of contracts.

Additional information about our business is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to our consolidated financial statements included herein.

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

We seek to strengthen our broker relationships and become the preferred choice of brokers and clients by providing, where applicable:

●	customized solutions that address the specific business needs of our clients;
●	demonstrated expertise in the underlying reinsured exposures and in the operation of the contracts;
●	rapid response to risk submissions;
●	timely payment of claims;
●	financial security; and
●	clear indication of risks we will and will not underwrite.

We focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written.

The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of our gross written premiums:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Guy Carpenter	$376,696	66.4%	$366,390	52.9%	$274,816	51.3%
Aon Benfield	70,554	12.4	125,320	18.1	104,684	19.5
	$447,250	78.8%	$491,710	71.0%	$379,500	70.8%

Link to Table of Contents

We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are received, reviewed and approved in our offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.” In addition, we may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents and agents.”

Underwriting and Risk Management

We have established an underwriting platform composed of experienced underwriters and actuaries. We have underwriting operations in two locations, Cayman Islands and Dublin, Ireland that respectively provide proximity to key markets in the U.S. and Europe. Our experienced team allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in multiple lines of business, and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary underwriting goal is to build a reinsurance portfolio that maximizes economic results within certain risk and volatility constraints. In pricing our products, we assume investment returns that approximate the risk-free rate, which we review and adjust, if necessary, on an annual basis.

Analysis Approach
Our analysis approach to underwriting begins at the class-of-business level. We endeavor to understand the risks and dynamics of each market in which we underwrite business. This analysis includes identification and assessment of structural drivers of risk and emerging trends in loss, as well as attempts to understand the market participants and results, capacity conditions for supply and demand, and other factors. In building our views on individual classes, we organize our underwriting professionals into teams that generally specialize by line of business and are supported by quantitative professionals. Combined with cross-line management and insights, we believe this approach allows the building and deployment of deeper expertise and more thorough insight into the risk dynamics of the line and on external risk factors that will affect each transaction.
Our teams carefully underwrite each individual transaction within the overall line-of-business view. Each transaction is assigned to a deal team composed of underwriting and quantitative professionals to evaluate underwriting, pricing and structuring. Prior to committing capital to any transaction, the deal team must obtain approval from the Chief Executive Officer and Chief Underwriting Officer. This presentation addresses key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.

Link to Table of Contents

We spend a significant amount of time with our current and prospective clients and brokers to understand the risks associated with each potential transaction and structure each contract on the basis of this understanding. Where necessary, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems and operations. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

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
We have developed and use proprietary quantitative models, and also use several commercially available tools to price our business. Our models consider conventional underwriting and risk metrics, and incorporate various class specific and/or market specific aspects from our line of business analyses. In using quantitative models, we consider the quality and predictive power of the quantitative work, including explicit assessment of the data quality, and we place greater weight on scenarios that result in greater losses. We price each transaction based on our view of the merits and structure of the transaction.
Underwriting Authorities

The Underwriting Committee of our Board of Directors, which we refer to as the Underwriting Committee, sets parameters for aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. The maximum underwriting authorities, as set by our Underwriting Committee, may be amended from time to time, including as and when our capital base changes. Our underwriting authorities are designed to ensure that the premium we receive is appropriate on a risk-adjusted basis.

Retrocessional Coverage

We purchase retrocessional coverage for one or more of the following reasons: to manage our overall catastrophe events exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and/or to balance our underwriting portfolio.

The amount of retrocessional coverage that we purchase varies based on numerous factors, some of which include the inherent volatility and risk accumulation of the portfolio of business we write and the level of our capital base. Our portfolio, and by extension our gross risk position will change in size from year to year depending on market opportunities, so it is not possible to predict the level of retrocessional coverage that we will purchase in any future year.

We generally purchase uncollateralized retrocessional coverage only from reinsurers with a minimum financial strength ratings of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts or other collateral in the form of guarantees. As of December 31, 2018, the aggregate amount due from reinsurers from retrocessional coverages represents 9.1% (2017: 6.3%) of our gross loss reserves. For further details please see Note 9 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2018 and 2017, no provision for uncollectible losses recoverable was considered necessary.

Link to Table of Contents

Claims Management

Our claims management process begins upon receipt of claims notifications from our clients or third-party administrators. Reserving and settlement authority are reviewed in accordance with the requirements of the individual contract and, as necessary, discussed with the underwriter. Our in-house claims officer is responsible for overseeing the review of claims and providing approval for complex or large claim settlements. Claims in excess of the claims officer’s authority are referred to the general counsel, together with the claims officer’s recommendations, for secondary approval. Claim payments above a certain threshold, must be approved by our Chief Executive Officer. We believe that this process ensures that we pay claims consistently within the terms and conditions of each contract.

Where necessary, we conduct or contract for on-site claims audits at cedents and third-party administrators, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we evaluate and monitor the third-party administrators’ and ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

Reserves

Our reserving philosophy is to set reserves that represent our best estimate of the ultimate future liabilities arising from the risks we have underwritten. Our actuaries perform quarterly reviews of our portfolio and provide reserving estimates in line with our stated reserving philosophy. In doing so, our actuaries split our portfolio of business into reserving analysis segments based primarily on homogeneity considerations. Currently, this process involves analysis at the individual client or transaction level.

We engage independent external actuaries who review and provide an opinion on these reserve estimates at least once a year. Due to the use of different assumptions and loss experience, the amount we establish as reserves with respect to individual risks, clients, transactions or classes of business may be greater or less than those established by our clients or ceding companies. Reserves include claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Additional underwriting liabilities include unearned premiums, premium deposits and profit commissions earned but not yet paid.

Reserves do not represent an exact quantification of the ultimate future liability that will emerge on our portfolio. Rather, reserves represent our best estimate of the expected cost of the ultimate settlement and administration of the business on our books. Although the methods for establishing reserves are well tested, many of the assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base our estimates on our assessment of facts and circumstances known at the time of the estimate, as well as estimates of future trends in claim severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond our control. See Note 8 of the accompanying consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year and for explanations of significant prior period loss development movements. See “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

Link to Table of Contents

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers, without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. This collateral can be provided as funds withheld, trust arrangements or letters of credit. As of December 31, 2018, we had two letter of credit facilities with an aggregate capacity of $414.9 million (2017: $600.0 million). On September 26, 2017, we provided a notice of cancellation to JP Morgan Chase Bank N.A. to terminate a letter of credit facility of $100.0 million. The termination was effective on January 27, 2018. Additionally, effective November 30, 2018, we amended the Butterfield Bank letter of credit facility to reduce the facility limit from $50.0 million to $14.9 million. As of December 31, 2018, we had issued letters of credit totaling $208.3 million (2017: $188.5 million) to clients. Additionally, as of December 31, 2018, we had pledged $463.4 million (2017: $377.9 million) as collateral through trust arrangements. The failure to maintain, replace or increase our letter of credit facilities and trust arrangements on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient collateral arrangements or to increase our collateral capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy. ”

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors vary according to the individual market and situation, but generally include Arch, Axis, Everest Re, Hamilton Re, Hannover Re, Partner Re, Renaissance Re and Third Point Re as well as smaller companies, other niche reinsurers and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See "Item 1A – Risk Factors – Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

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

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business —“A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully. ”

Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Law, 2010 (as amended) and underlying regulations thereto (the “Law”) which was brought into force in the Cayman Islands effective as of November 1, 2012.

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

In addition, CIMA may impose fines and penalties on a licensee in certain circumstances, ranging from a fixed fine of 5,000 Cayman Islands dollars (which is approximately US$6,000) or a discretionary fine depending on the severity of the breach. Regulations passed under the Monetary Authority Law determine the circumstances under which CIMA can impose administrative fines. Under the current regulations, administrative fines can only be imposed for breaches of the Cayman Islands anti-money laundering regime (the "AML regime") and, as a reinsurance business, the AML regime does not apply to Greenlight Re. However, the circumstances in which fines can be imposed may be expanded in future years.

Link to Table of Contents

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

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the CBI in accordance with the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). The Irish Regulations give effect in Ireland to EU Directive 2009/138/EC (known as "Solvency II"), which introduced a new European regulatory regime for insurers and reinsurers with effect from January 1, 2016. Solvency II is supplemented by the European Commission Delegated Regulation (EU) 2015/35, other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2018, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2015 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by CBI (collectively the “Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics which capital, including any capital contribution, must display to qualify as regulatory capital.

GRIL is also required to comply with the European Union (Insurance Distribution) Regulations 2018 (the "2018 Regulations") which apply to distributors of insurance and reinsurance products (including insurers and reinsurers). The 2018 Regulations give effect in Ireland to Directive (EU) 2016/97 (known as the "IDD") and strengthen the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. As of 25 May 2018, the General Data Protection Regulation (the "GDPR") came into force across the EU. The GDPR significantly increases the obligations and responsibilities for organizations in how they collect, use and protect personal data. Organizations in breach of the GDPR may incur sizable financial penalties.

Overview of Investments

Our investment portfolio is managed by DME Advisors, a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc. Effective January 1, 2017, we entered into the venture agreement wherein the Company, Greenlight Re, GRIL, and DME became participants in the Joint Venture for the purposes of managing certain jointly held assets. Simultaneously with the venture agreement, we entered into an amended and restated investment advisory agreement (the “advisory agreement”) with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture. The advisory agreement term period mirrored that of the venture agreement.

On September 1, 2018, we entered into the SILP LPA whereby DME II is the General Partner and Greenlight Re and GRIL are the limited partners. The SILP LPA, in conjunction with a participation agreement, replaced the venture agreement and transferred Greenlight Re’s and GRIL’s invested assets from the Joint Venture to SILP. The Joint Venture was terminated on January 2, 2019.

Link to Table of Contents

On September 1, 2018, SILP entered into the IAA with DME Advisors with an initial term ending on August 31, 2023, subject to automatic extensions for successive three-year terms. Pursuant to the SILP LPA and the IAA, DME Advisors has the exclusive right to manage substantially all of our investable assets, subject to the investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL. DME Advisors receives a monthly management fee at an annual rate of 1.5% of each limited partner’s Investment Portfolio, as provided in the SILP LPA. In addition, DME II receives a performance allocation based on the positive performance change of each limited partner’s capital account equal to 20% of net profits calculated per annum, subject to a loss carry forward provision.

The loss carry forward provision allows DME II to earn a reduced performance allocation of 10% on net profits in any year subsequent to the year in which a limited partner’s capital accounts incurs a loss, until all the losses are recouped and an additional amount equal to 150% of the loss is earned. DME II is not entitled to a performance allocation in a year in which a capital account incurs a loss.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us and SILP, but the IAA does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort or investment opportunities to us and SILP or any restrictions on the nature or timing of investments for our or SILP’s account, or other accounts that DME Advisors or its affiliates may manage. In addition, DME Advisors can outsource to sub-advisors without our consent or approval. In the event that DME Advisors and any of its affiliates attempt to simultaneously invest in the same opportunity, the opportunity may be allocated pro-rata as reasonably determined by DME Advisors and its affiliates. Affiliates of DME Advisors presently serve as general partner or investment advisor of Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Capital Offshore Partners, Greenlight Capital Investors, L.P., Greenlight Capital Offshore Investors, Ltd., Greenlight Capital Offshore Master, Ltd., Greenlight Masters, L.P., Greenlight Masters Qualified, L.P., Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners (collectively, the “Greenlight Funds”).

We have agreed to use commercially reasonable efforts to cause all of our current and future subsidiaries to enter into the SILP LPA. Under the SILP LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL, with limited exceptions, to be contributed to SILP.

We have agreed to release DME, DME II and DME Advisors and their affiliates from, and to indemnify and hold them harmless against, any liability arising out of the venture agreement and the advisory agreement, subject to certain exceptions. Furthermore, DME, DME II and DME Advisors and their affiliates have agreed to indemnify us against any liability incurred in connection with certain actions.

In accordance with the SILP LPA, either of the GLRE Limited Partners may voluntarily withdraw all or part of its Capital Account for its operating needs by giving DME II at least 3 business days notice. In addition, either of the GLRE Limited Partners may withdraw as a partner and fully withdraw all of its Capital Account from SILP on 3 business days notice if the Board of the limited partner declares that a cause for withdrawal exists as per the SILP LPA.

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

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying publicly listed equity securities and corporate debt, selling securities short and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives and other instruments. As of December 31, 2018, DME Advisors was in compliance with our investment guidelines.

Link to Table of Contents

Investment Guidelines

The investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL, which may be amended or modified from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders.

As of the date hereof, Greenlight Re’s investment guidelines, which may be amended by the board of directors of Greenlight Re at any time, are as follows:

●
Composition of Investments: At least 80% of the assets in its Investment Portfolio (as defined in the Limited Partnership Agreement) will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries), governments of the Organization of Economic Co-operation and Development high income countries, cash, cash equivalents and gold. No more than 10% of the assets in its Investment Portfolio will be held in private equity securities.

●
Concentration of Investments: Other than cash, cash equivalents, United States government obligations and gold, no single investment in its Investment Portfolio will constitute more than 20% of the Investment Portfolio.

●
Liquidity: Assets will be invested in such fashion that Greenlight Re has a reasonable expectation that it can meet any of its liabilities as they become due. Greenlight Re will review with the Investment Advisor the liquidity of the portfolio on a periodic basis.

●
Monitoring: Greenlight Re will require the Investment Advisor to re-evaluate each position in its Investment Portfolio and to monitor changes in intrinsic value and trading value and provide monthly reports on its Investment Portfolio to Greenlight Re as Greenlight Re may reasonably determine.

●
Leverage: Greenlight Re’s Investment Portfolio may not employ greater than 15% indebtedness for borrowed money, including net margin balances, for extended time periods. The Investment Advisor may employ, in the normal course of business, up to 30% indebtedness for periods of less than 30 days.

Currency hedging activities are excluded from leverage calculations.  Where the Investment Advisor enters into a secondary investment with the primary purpose of reducing the risk of another existing investment then the investment advisor may exclude the secondary investment from the calculation of leverage provided that the Investment Advisor receives approval from Greenlight Re’s Chief Financial Officer. Such authority is limited such that no more than 10% of indebtedness may be excluded from leverage calculations for such secondary investments.

The investment guidelines for GRIL are identical to Greenlight Re’s except for Concentration of Investments and Leverage, which for GRIL are as follows:

●
Concentration of Investments: Other than cash, cash equivalents and United States government obligations, (1) no single investment in its Investment Portfolio will constitute more than 10% of its Investment Portfolio, (2) the 10 largest investments shall not constitute greater than 50% of its total Investment Portfolio, and (3) its Investment Portfolio shall at all times be composed of a minimum of 50 debt or equity securities of publicly traded companies (or their subsidiaries).

●
Leverage: GRIL’s Investment Portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. The Investment Advisor may use, in the normal course of business, an aggregate of up to 20% net margin leverage for periods of less than 30 days.

Additionally, GRIL's investment guidelines prohibit the sale of credit default swaps.

Link to Table of Contents

Investment Results

Composition

The following table represents the fair value of the investments as reported in the consolidated financial statements:

	December 31
	2018		2017
	($ in thousands)
Investment in related party investment fund, at fair value	$235,612	79.9%	$—	—%
Debt instruments	—	—	7,180	0.5
Equities – listed	36,908	12.5	1,203,672	86.4
Commodities	—	—	121,502	8.7
Private investments and unlisted equity funds	6,405	2.2	30,630	2.2
Equity method investment	5,003	1.7	—	—
	283,928	96.3	1,362,984	97.8
Funds and cash held with brokers and swap counterparties	10,920	3.7	39,383	2.8
Financial contracts, net	—	—	(9,329)	(0.6)
Total long investments	$294,848	100.0%	$1,393,038	100.0%

The following table represents the fair value of our total short positions as reported in the consolidated financial statements:

	December 31
	2018		2017
	($ in thousands)
Equities – listed	$—	—%	$812,652	89.0%
Sovereign debt – Non U.S.	—	—	100,145	11.0
Total short investments	$—	—%	$912,797	100.0%

    DME Advisors also reports the composition of SILP’s portfolio on a delta adjusted basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. The delta of an option is the sensitivity of the option price to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock (or commodity) price.

This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options and other macro positions. In addition, under this methodology, the exposure for total return swaps is reported at its full notional amount. Options are reported at their delta adjusted basis.

The following table represents the composition of our investments in SILP as of December 31, 2018 and the Joint Venture’s composition as of December 31, 2017:

	December 31
	2018		2017
	Long %	Short %	Long %	Short %
Debt instruments	0.4%	(1.7)%	0.1%	—%
Equities & related derivatives	78.0	(50.0)	98.5	(67.2)
Private and unlisted equity securities	5.3	—	2.1	—
Total	83.7%	(51.7)%	100.7%	(67.2)%

As of December 31, 2018, SILP’s exposure to gold on a delta adjusted basis was 18.3% (2017: 9.8% exposure to gold in the Joint Venture).

Link to Table of Contents

The following table represents the composition of our investments in SILP by industry sector, as of December 31, 2018:

Sector	Long %	Short %	Net %
Communication Services	6.3%	(6.9)%	(0.6)%
Consumer Discretionary	28.7	(15.3)	13.4
Consumer Staples	0.5	(0.5)	—
Energy	10.9	(0.4)	10.5
Financial	23.9	(4.2)	19.7
Healthcare	1.7	(7.6)	(5.9)
Industrials	6.1	(12.0)	(5.9)
Materials	1.5	—	1.5
Technology	4.0	(4.8)	(0.8)
Utilities	0.1	—	0.1
Total	83.7%	(51.7)%	32.0%

The following table represents the composition of our investments in SILP, by the market capitalization of the underlying security, as of December 31, 2018:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	22.4%	(27.9)%	(5.5)%
Large Cap Equity (≥$5 billion and <$25 billion)	12.7	(15.4)	(2.7)
Mid Cap Equity (≥$1 billion and <$5 billion)	33.7	(6.1)	27.6
Small Cap Equity (<$1 billion)	9.2	(0.6)	8.6
Debt Instruments	0.4	(1.7)	(1.3)
Other Investments	5.3	—	5.3
Total	83.7%	(51.7)%	32.0%

Investment Returns

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the SILP LPA). Effective from September 1, 2018, the investment return is calculated by dividing the investment income or loss (net of fees and expenses) by the Investment Portfolio. Our investment return is based on the total assets in our Investment Portfolio. Investment returns, net of all fees and expenses, by quarter and for the last five years are as follows: (1)

Quarter	2018	2017	2016	2015	2014
1st	(11.8)%	0.9%	2.5%	(1.8)%	(0.7)%
2nd	(3.8)	(3.4)	(3.4)	(1.5)	8.1
3rd	(8.4)	5.5	3.1	(14.2)	(3.7)
4th	(10.2)	(1.3)	5.0	(4.0)	5.3
Full Year	(30.3)%	1.5%	7.2%	(20.2)%	8.7%

    (1)    Investment returns are calculated monthly based on cash flows into and out of the investment accounts and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results.

DME Advisors and its affiliates manage and expect to manage other client accounts besides SILP’s, some of which may have objectives similar to SILP’s. Further, DME Advisors and its affiliates provide their clients, including us, with results of their respective investment portfolios on the last day of each month. In order to ensure that other clients of DME Advisors do not indirectly have access to material non-public information regarding SILP’s investment performance, we present, prior to the start of trading on the first business day of each month, SILP’s largest disclosed long positions, a summary of our consolidated net investment returns, information on SILP’s long and short exposures and from time to time certain other material information relating to SILP’s investment portfolio, on our website, www.greenlightre.com. DME Advisors may choose not to disclose

Link to Table of Contents

certain positions to its clients in order to protect its investment strategy. Therefore, we present on our website the largest positions held by SILP that are disclosed by DME Advisors or its affiliates to their other clients.

Internal Risk Management

Our Chief Risk Officer is responsible for the construction and review of our internal risk management function. A primary objective of our risk management function is to ensure that our underwriting efforts comply with explicitly stated underwriting appetites. These appetites, in turn, are designed to balance our risk position size with our expertise and the available margins, while containing the cost of being wrong. In doing so, our risk management function designs, implements and oversees a range of operational and underwriting controls to support the organization. We frequently review our investment and underwriting portfolios to assess the impact to capital under stressed scenarios. With the assistance of DME Advisors, we analyze both our investment assets and liabilities including the numerous components of risk in our portfolio, such as concentration risk and liquidity risk.

Information Technology

Our information technology infrastructure is primarily housed in Grand Cayman, Cayman Islands. We have implemented backup procedures to ensure that data is saved on a daily basis and can be restored in an appropriate time frame as needed.

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

Employees

As of December 31, 2018, we had 36 full-time employees, 28 who were based in Grand Cayman, Cayman Islands and 8 who were based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Additional Information

Our website address is www.greenlightre.com and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In order to comply with Regulation FD, our investment returns are posted on our website on a monthly basis. Additionally, our Code of Business Conduct and Ethics is available on our website.

Glossary of Selected Reinsurance Terms

Acquisition costs	Ceding commission, profit commissions, brokerage fees, premium taxes and other direct expenses relating directly to the production of premiums.
Acquisition cost ratio	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
Actuary	A person professionally trained in the mathematical and technical aspects of insurance and related fields particularly in the calculation of premiums, loss reserves and other values.
Broker
An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and a reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity
Capacity is the percentage of surplus, that an insurer or reinsurer is willing or able to place at risk or the dollar amount of exposure it is willing to assume. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.

Link to Table of Contents

Casualty clash
Casualty clash primarily covers a single third party event that can affect multiple casualty policies. For example, a collapse of a building could give rise to a multiple claims under Engineering Errors and Omissions, Architect’s Errors and Omissions, and General Liability policies. The combined losses for all affected policies could give rise to a casualty clash loss.

Casualty reinsurance
Casualty reinsurance is primarily concerned with the losses caused by injuries to third persons (persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. This includes, but is not limited to workers’ compensation, automobile liability, and general liability. A greater degree of unpredictability is generally associated with casualty risks known as ‘‘long-tail risks,’’ where losses take time to become known and a claim may be separated from the circumstances that caused it by several years. An example of a long-tail casualty risk includes the use of certain drugs that may cause cancer or birth defects. There tends to be greater delay in the reporting and settlement of casualty reinsurance claims due to the long-tail nature of the underlying casualty risks and their greater potential for litigation.

Catastrophe
A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, tornados, severe winter weather, floods, fires, explosions, volcanic eruptions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Cede; cedent	When a party reinsures its liability to another party, it ‘‘cedes’’ business to the reinsurer and is referred to as the ‘‘client.’’
Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Client	A party whose liability is reinsured by a reinsurer. Also known as a cedent.
Combined ratio	The combined ratio is the sum of the loss ratio, acquisition cost ratio and underwriting expense ratio.
Composite ratio
The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding underwriting related general and administrative expenses, to net premiums earned, or equivalently, the sum of the loss ratio and acquisition cost ratio.

Co-participation	The payment by the insured of a predetermined proportion of all losses above the predetermined amount.
Corporate expenses	Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.
Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses in excess of a specified dollar or percentage loss ratio amount.
Financial strength rating	The opinion of rating agencies regarding the financial ability of an insurance or reinsurance company to meet its financial obligations under its policies.
Frequency business	Insurance/reinsurance that is characterized by contracts containing a potential large number of smaller losses emanating from multiple events.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays and other medical expenses.
Incurred but not reported (IBNR)
Reserves for estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses which are known to the insurer or reinsurer.

Internal expense ratio	A ratio calculated by dividing general and administrative expenses by premiums earned.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.

Link to Table of Contents

Loss reserves and loss adjustment expense reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and for loss adjustment expenses, and consist of reserves established with respect to individual reported claims and incurred but not reported losses.

Medical malpractice insurance	Medical malpractice insurance provides an indemnity to physicians and their employees for losses related to patient injuries arising from medical advice rendered or procedures performed.
Multi-line	Contracts that cover more than one line of business.
Net financial impact
The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.

Net premiums written	An insurer’s gross premiums written less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned and unearned
Premiums represent the cost of insurance that is paid by the cedent or insured to the insurer or reinsurer. Written represents the complete amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.

Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance
Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This type of coverage includes errors and/or omissions policies, directors and officers coverage and specialty coverage like employment practices liability insurance.

Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.
Property insurance
Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies and even intangible assets such as trademarks—when damage, theft or loss occurs.

Property catastrophe reinsurance
Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, meaning that they protect against losses from natural and/or man-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.

Proportional reinsurance
All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission generally is based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit component. Frequently referred to as quota-share reinsurance.

Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Regulation 114 trusts
A three way investment trust agreement involving a cedent or client, a financial institution and a non-admitted reinsurer governed by Regulation 114 of the Official Compilation of Codes, Rules and Regulations (11 NYCRR4) of the New York State Insurance Department. Regulation 114 Trusts, also known as Reg 114 Trusts, must be maintained in the United States in an approved financial institution. Securities used to collateralize the trust are limited to cash and cash equivalents, U.S. Treasury securities, and fixed income securities rated ‘‘A’’ or higher.

Reinstatement premium	A Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount reduced as a result of a reinsurance loss payment.

Link to Table of Contents

Reinsurance
An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.

Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage
A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Risk-free rate	The interest rate on a riskless, or safe, asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Self-insured retention (SIR)
A potential loss retained by an organization, i.e. not insured. The self-insured retention differs from a deductible because the insured performs all the functions normally undertaken by an insurance company for losses within the SIR, including claims adjusting and audits, funding and paying claims, and complying with applicable state and federal laws and regulations.

Severity business	Insurance/reinsurance that is characterized by contracts containing the potential for significant losses emanating from one event.
Surety and fidelity insurance
Surety and fidelity includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts, other than insurance policies, and guaranteeing and executing bonds, undertakings and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies risks in order to charge an appropriate premium for each accepted risk.
Underwriting
The process of evaluating, defining, and pricing reinsurance risks including, where appropriate, the rejection of such risks, and the acceptance of the obligation to pay the reinsured under the terms of the contract.

Underwriting expense
Underwriting expenses include those expenses directly related to underwriting activities which are not eligible to be capitalized, as well as an allocation of other general and administrative expenses.

Underwriting expense ratio
The underwriting expense ratio includes those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities

Workers’ compensation insurance	Workers’ compensation insurance provides medical, disability and lost-wage benefits to employees for injuries and illness sustained in the course of their employment.

ITEM 1A. RISK FACTORS

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Our Business

Link to Table of Contents

Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects.

The performance of our operations will likely fluctuate from period to period. Fluctuations in our results of operations will result from a variety of factors, including:

●	our assessment of the quality of available reinsurance opportunities;
●	loss experience on our reinsurance liabilities;
●	reinsurance contract pricing;
●	the volume and mix of reinsurance products we underwrite;
●	the performance of our investment portfolio; and
●	our ability to assess and integrate our risk management strategy properly.

In particular, we seek attractive opportunities to underwrite products and make investments to achieve favorable returns on equity over the long term. Our investment strategy to invest primarily in long and short positions in publicly-traded equity and debt instruments is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are composed primarily of investment grade bonds. In addition, our differentiated strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Additionally, if actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations could be materially adversely affected. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

The decrease in our surplus during 2018 triggered, in certain contracts, our client’s right to terminate and/or request additional collateral. During 2018 we increased the amount of collateral provided to certain clients. We cannot predict how many of our clients would ultimately exercise such rights. The exercise of such rights in aggregate could have a significant effect on our financial condition, results of operations and our underwriting capacity.

A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. Greenlight Re’s A.M. Best rating of “A- (Excellent)” is the fourth highest of 13 ratings that A.M. Best issues. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of our reinsurance entities;
●	if our actual losses significantly exceed our loss reserves;
●	if unfavorable financial or market trends impact us;
●	if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best ratings;
●	if we are unable to retain our senior management and other key personnel; or
●	if our investments incur significant losses.

Link to Table of Contents

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy. Additionally, if A.M. Best downgrades our ratings, we cannot provide assurance that our regulators, Cayman Islands Monetary Authority and the Central Bank of Ireland, would continue to authorize our current investment strategy.

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

The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we underwrite is based on many factors, including:

●	the general reputation and perceived financial strength of the reinsurer;
●	ratings assigned by independent rating agencies;
●	relationships with reinsurance brokers;
●	pricing;
●	ability to obtain terms and conditions appropriate with the risk being assumed and in accordance with our underwriting guidelines;
●	actual and perceived speed with which we pay claims; and
●	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

Additionally, although the members of our underwriting deal teams have experience across many property and casualty lines, they may not have the requisite or specialized experience or expertise to compete for all transactions that fall within our strategy at times and in markets where capacity and alternatives may be limited.

Our competitors vary according to the individual market and situation, but generally include Arch, Axis, Everest Re, Hamilton Re, Hannover Re, Partner Re, Renaissance Re and Third Point Re as well as smaller companies, other niche reinsurers and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business that we write.

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

We cannot provide assurance that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See “Item 1A. Risk Factors - Risks Relating to Taxation - United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.” and “Item 1A. Risk Factors - Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

Link to Table of Contents

Our results of operations and financial condition depend upon our ability to accurately assess the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties associated with estimating loss reserves are generally greater for reinsurance companies than for primary insurance companies primarily due to:

●
the reporting delays that occur between the occurrence of an event or claim, its reporting to the primary insurance company and subsequent reporting to the reinsurance company by the primary insurance company;

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

We write reinsurance in the property and casualty markets, which are subject to pricing cycles. Primary insurers’ underwriting results, prevailing general economic and market conditions, liability retention decisions of companies and primary insurers and reinsurance premium rates influence the demand for property and casualty reinsurance. Prevailing prices and available surplus to support assumed business influence reinsurance supply. Supply may fluctuate in response to changes in return on capital realized in the reinsurance industry, the frequency and severity of losses and prevailing general economic and market conditions.

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

Link to Table of Contents

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

Substantially all of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. Our two largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 78.8% and 71.0% of our gross premiums written in 2018 and 2017, respectively. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, could significantly and negatively affect our business and results of operations.

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

Our property and property catastrophe reinsurance operations make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions and other natural or man-made disasters such as acts of war or terrorism, cyber attacks, major aircraft crashes, riots or political unrest. The incidence and severity of catastrophes are inherently unpredictable, and there may be increases in the frequency and severity of natural catastrophes and the losses that result from them. Further, such catastrophes could impact the affordability and availability of homeowners insurance, which could have an impact on pricing. We monitor and adjust our risk management models to reflect our judgment of how to interpret current developments and information. We believe that factors including increases in the value and geographic concentration of insured property, particularly along coastal regions, the possibility of an increase in the frequency and/or severity of extreme weather events, and the effects of inflation may increase the severity of claims from catastrophic events in the future.

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

Link to Table of Contents

In our proportional reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not expect to separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share contracts. Therefore, we are dependent on the claims decisions made by our clients.

We could face unanticipated losses from political instability which could have a material adverse effect on our financial condition and results of operations.

We could be exposed to unexpected losses on our reinsurance contracts resulting from political instability and other politically driven events globally. These risks are inherently unpredictable and it is difficult to predict the timing of these events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be significantly and negatively affected.

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

Link to Table of Contents

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

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer or General Counsel. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

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

We are subject to the credit risk of our brokers, cedents and agents.

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

Our reinsurance balances receivable at December 31, 2018 totaled $300.3 million, which included premiums and ceding commissions receivable, a majority of which are not collateralized. We cannot provide assurance that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

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

We are presently licensed as a reinsurer only in the Cayman Islands and the European Economic Area. The suspension or revocation of our licenses to do business as a reinsurance company in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. The process of obtaining licenses is time consuming and costly, and we may not be able to become licensed in another jurisdiction in the event we chose to. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$191.9 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the “Capital Requirements”). As of December 31, 2018, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities. Effective January 1, 2016, Solvency II introduced risk-based solvency requirements which GRIL is required to comply with, including calculating and maintaining a minimum capital requirement and solvency capital requirement. As of December 31, 2018, GRIL’s minimum capital requirement and solvency capital requirement was approximately $5.9 million and $23.6 million, respectively. As of December 31, 2018, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

Link to Table of Contents

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

   Although we do not presently expect that we will be admitted to do business in any other jurisdiction other than the Cayman Islands and the European Economic Area, we cannot provide assurance that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In

Link to Table of Contents

addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as Greenlight Re and GRIL, with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

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

The vote by the U.K. to leave the EU could impact our business.
Negotiations to determine the terms of the U.K.’s withdrawal from the EU and its future relationship with the EU are ongoing (“Brexit”). As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time.
Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the EU, and could impair or adversely affect the ability of the Lloyd’s market and the wider London market to transact business in EU countries.
These uncertainties could affect the operations, strategic position or results of insurers or reinsurers on whom we ultimately rely to access underlying insured coverages. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our results of operations or financial condition.

Risks Relating to Our Investment Strategy and Our Investment Advisor

Our investment management structure could subject us to various risks and uncertainties, any of which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.

On September 1, 2018, each of GLRE, Greenlight Re and GRIL entered into the SILP LPA with DME II as general partner. Commencing on September 1, 2018, all new investments to be made on behalf of Greenlight Re and GRIL have been made through SILP, pursuant to the SILP LPA, and not through the Joint Venture.

In accordance with the SILP LPA, substantially all the assets and related liabilities that comprise our investment portfolio have been transferred to SILP as of January 2, 2019. However, assets required to provide collateral for underwriting activities were not transferred to SILP but rather were transferred to accounts designated by each of Greenlight Re and GRIL for use by the companies to operate their respective businesses.

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

Link to Table of Contents

SILP may be concentrated in a few large positions, which could result in large losses.

Our investment guidelines provide that SILP may commit up to 20% of Greenlight Re’s capital account (10% for GRIL) to any one investment. In addition, GRIL’s investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL’s investment portfolio shall at all times be composed of a minimum of 50 debt or equity securities of publicly traded companies. From time to time SILP may hold a few, relatively large security positions in relation to our capital accounts. Since SILP may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries and types of securities.

Under the SILP LPA, we are contractually obligated to invest substantially all our assets in SILP with certain exceptions. SILP’s performance depends on the ability of DME Advisors to select and manage appropriate investments.

In connection with the SILP LPA, DME Advisors acts as the exclusive investment advisor for our investment portfolio. Pursuant to the SILP LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL, with limited exceptions, to be contributed to SILP. Additionally, we are restricted from making additional contributions of assets that would cause the capital account balances of Greenlight Re and GRIL to represent more than 90% of the aggregate capital account balances of all of the partners of SILP. Although DME Advisors is contractually obligated to follow the investment guidelines of both Greenlight Re and GRIL, we cannot provide assurance as to how DME Advisors will allocate our investable assets to different investment opportunities. DME Advisors may allocate our capital accounts to long and short equity positions, debt and derivatives, which could increase the level of risk to which our investment portfolio will be exposed.

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments for SILP. We cannot provide assurance that DME Advisors will be successful in meeting our investment objectives. The failure of DME Advisors to perform adequately could significantly and negatively affect our business, results of operations and financial condition.

Our investment performance depends in part on the performance of SILP, and may suffer as a result of adverse financial market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

Our operating results depend in part on the performance of SILP. We cannot provide assurance that DME Advisors on behalf of SILP will successfully structure investments in relation to our liquidity needs or liabilities. Failure to do so could force us to withdraw investments from SILP at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.

The risks associated with the value-oriented investment strategy expected to be employed by SILP may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of the investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investment in SILP could significantly and negatively affect our investment results, financial condition or results of operations.

Under our new investment management structure, we have limited control over SILP.

Under the SILP LPA, subject to the investment guidelines and certain other conditions, DME II has complete and exclusive power and responsibility for all investment and investment management decisions to be undertaken on behalf of SILP and for managing and administering the affairs of SILP, and has the power and authority to do all things that it, as the general partner, considers necessary or desirable to carry out its duties thereunder. These broad rights of DME II include the power to delegate its authorities under the SILP LPA. Pursuant to the IAA, DME II has delegated to DME Advisors the authority to direct the investments of SILP and other day-to-day business. In addition, DME II may resign or withdraw from SILP and may admit new limited partners to SILP without our consent, which may cause SILP to be deemed an “investment company” under the Investment Company Act of 1940.

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

Link to Table of Contents

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

The historical performance of DME Advisors and its funds is not necessarily indicative of future results, but losses incurred to date may be taken into account by A.M. Best & Co. and may adversely affect our financial strength rating. See “Item 1A. Risk Factors - Risks Relating to Our Business - “A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.”.

If A.M. Best downgrades our ratings, we cannot provide assurance that our regulators, Cayman Islands Monetary Authority and the Central Bank of Ireland, would continue to authorize our current investment strategy.

Apart from funds required for collateral purposes, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy.

Apart from funds required for collateral purposes, risk management and other operational needs, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy. Accordingly, the diminution or loss of the services of DME II could significantly affect SILP and our business. DME II, in turn, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. In addition, the loss of DME Advisors’ key personnel, or DME Advisors’ inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fulfilling its obligations pursuant to the IAA, which could significantly and negatively affect SILP’s performance and correspondingly our business and financial performance.

Our investment performance may suffer as a result of adverse financial market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

We may derive a significant portion of our income from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio. We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We cannot provide assurance that DME Advisors will successfully structure our investments in relation to our anticipated liabilities. Failure to do so could force us to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.

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

In addition to managing SILP, DME Advisors, its principals and their affiliates may engage in investment and trading activities for their own accounts and/or for the accounts of third parties. None of DME Advisors or its principals, including David Einhorn, Chairman of our Board of Directors and the President of Greenlight Capital, Inc., are obligated to devote any specific amount of time to our investment in SILP. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to SILP, including collective investment vehicles managed by DME Advisors’ affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to the SILP LPA and the IAA, DME Advisors has the exclusive right to manage SILP and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but neither the SILP LPA or the IAA impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford SILP exclusivity or priority. DME Advisors’ interest and the interests of its

Link to Table of Contents

affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors’ detriment, which, in turn, may potentially adversely affect SILP’s investment opportunities and returns, and correspondingly, our investment portfolio.

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
DME Advisors continually refines its risk management techniques, strategies and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including SILP, in all economic or market environments, or against all types of risk, including risks that it might fail to identify or anticipate. Any failures in DME Advisors’ risk management techniques and strategies to accurately quantify risk exposure could limit the risk-adjusted returns of SILP. In addition, any risk management failures could cause losses to be significantly greater than historical measures predict. DME Advisors’ approach to managing those risks could prove insufficient, exposing SILP, and correspondingly our investment portfolio, to material unanticipated or material losses.

We and SILP are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us.

We and SILP are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us or it. The amount of the maximum exposure to credit risk is indicated by the carrying value of our and SILP’s financial assets, respectively. In addition, SILP holds the securities of our investment portfolio with prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to SILP. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers and custodians on our behalf, we have no other significant concentrations of credit risk in our investment portfolio.

Issuers or borrowers whose securities or debt SILP holds, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us and/or SILP due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on us and/or SILP, and, correspondingly, our investment portfolio and our results of operations, financial condition and cash flows.

SILP may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues.

Our investment guidelines provide SILP with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment in SILP could have a disproportionately large effect in relation to our capital. Any event which may adversely affect the value of positions SILP holds could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.

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

Derivative instruments, or derivatives, include futures, options, swaps, structured securities and other instruments and contracts that derive their value from one or more underlying securities, financial benchmarks, currencies, commodities or indices. There are a number of risks associated with derivatives trading. Because many derivatives are leveraged, a relatively small adverse market movement may result in a substantial loss, and may potentially expose us to a loss exceeding the original

Link to Table of Contents

amount invested. Derivatives may also expose SILP, and correspondingly, our investment portfolio, to liquidity risk as there may not be a liquid market within which to close or dispose of outstanding derivative contracts. The counterparty risk lies with each party with whom SILP contracts for the purpose of making derivative investments. In the event of the counterparty’s default, SILP will generally only rank as an unsecured creditor and risk the loss of all or a portion of the amounts SILP is contractually entitled to receive.

The compensation arrangements of SILP may create an incentive to effect transactions that are risky or speculative.

Pursuant to the SILP LPA each of Greenlight Re and GRIL is obligated to pay a performance allocation to DME II at the end of each performance period based on its positive performance change to its capital account, subject to a modified loss carry forward provision.

The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of profits in any year subsequent to the year in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

While the performance compensation arrangement contained in the SILP LPA provides that losses will be carried forward as an offset against net profits in subsequent periods, DME II and DME Advisors generally will not otherwise be penalized for losses or decreases in the value of our portfolio under the SILP LPA. These performance compensation arrangements may create an incentive for DME Advisors to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative. The losses incurred under the venture agreement have been carried over to SILP and must be recouped in accordance with the loss carry forward provisions contained in the SILP LPA.

DME Advisors’ representatives’ service on boards and committees may place trading restrictions on our investments and may subject us to indemnification liability.

DME Advisors may from time to time place its or its affiliates’ representatives on creditors’ committees and/or boards of certain companies in which SILP has invested. While such representation may enable DME Advisors to enhance the sale value of SILP’s investments, it may also prevent SILP from freely disposing of our investments and may subject us to indemnification liability. The IAA provides for the indemnification of DME Advisors or any other person designated by DME Advisors for claims arising from such board representation.

The ability to use “soft dollars” may provide DME Advisors with an incentive to select certain brokers that may take into account benefits to be received by DME Advisors.

DME Advisors is entitled to use so-called “soft dollars” generated by commissions paid in connection with transactions for SILP to pay for certain of DME Advisors’ operating and overhead costs, including the payment of all or a portion of its costs and expenses of operation. “Soft dollars” are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. DME Advisors only uses soft dollars to pay for expenses that would otherwise be borne by SILP and certain other co-managed funds. However, DME Advisors’ right to use soft dollars may give DME Advisors an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by DME Advisors rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.

The SILP LPA limits our ability to use another investment manager.

The SILP LPA restricts our ability to manage our investment portfolio outside of SILP. Because the SILP LPA contains exclusivity and limited termination provisions, we are unable to use other investment managers for so long as Greenlight Re and GRIL are limited partners in SILP. Although we may withdraw funds from SILP for operational purposes by giving three days notice, Greenlight Re or GRIL may withdraw as a limited partner upon notice only on the Greenlight Re Relevant Date or the GRIL Relevant Date (as defined in the SILP LPA) or “for cause”, which is defined as:

Link to Table of Contents

●	a material violation of applicable law relating to DME II’s or DME Advisors’ advisory business;
●	DME II’s or DME Advisors’ gross negligence, willful misconduct or reckless disregard of DME II’s obligations under the SILP LPA or DME Advisors’ obligations under the IAA;
●	a material breach by DME II or DME Advisors of Greenlight Re’s or GRIL’s investment guidelines that is not cured within a 15-day period; or
●	a material breach by DME II or DME Advisors of its obligations under 5.2 of the SILP LPA, which relate to timely redemption of partnership interests.

In addition, GRIL may withdraw as a limited partner in SILP due to unsatisfactory long term performance of DME II or DME Advisors, as determined solely by the Board of Directors of GRIL at the end of each fiscal year during the term of the SILP LPA.

Greenlight Re may not withdraw as a limited partner in SILP on the basis of performance. If Greenlight Re becomes dissatisfied with the results of the investment performance of SILP, we will be unable to hire new investment managers unless the SILP LPA is terminated for cause.

Certain investments made by SILP may have limited liquidity and lack valuation data, which could create a conflict of interest.

Our investment guidelines provide SILP with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of SILP to execute trade orders at desired prices and may impact our ability to fulfill our underwriting payment obligations. To the extent that SILP invests in securities or instruments for which market quotations are not readily available, under the terms of the IAA the valuation of such securities and instruments for purposes of compensation will be determined by DME Advisors, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the IAA gives DME Advisors the power to determine the value of securities with no readily discernible market value, and because the calculation of DME Advisors’ fee is based on the value of the investment account, a conflict exists as DME Advisors may be incentivized to place a higher valuation on such securities.

In addition, for all securities traded on public exchanges, each exchange typically has the right to suspend or limit trading in all securities it lists. Such a suspension could render it impossible to liquidate positions and thereby expose SILP, and correspondingly us, to losses.

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

Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. Our ability to execute a short selling strategy may be materially and adversely impacted by new temporary and/or permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events. Temporary restrictions and/or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of our investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities and/or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations and/or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities. These different regulations, rules or interpretations might have different effective periods.

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

Link to Table of Contents

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

SILP may invest in securities based outside the United States which may be riskier than securities of United States issuers.

Under our investment guidelines, SILP may invest in securities of issuers organized or based outside the United States. These investments may be subject to a variety of risks and other special considerations not affecting securities of U.S. issuers. Many foreign securities markets are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many foreign securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers may be subject to less stringent financial reporting and informational disclosure standards, regulatory oversight, practices and requirements than those applicable to U.S. issuers.

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

In August 2018, we sold $100 million of convertible notes. Our level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•discourage an acquisition of us by a third party;
•place us at a competitive disadvantage to competitors carrying less debt; and

•	make us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

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

Link to Table of Contents

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

Our Articles contain certain provisions that could make it difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for “cause” as defined in the Articles, upon the affirmative vote of not less than 50% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented. Further, under our Articles, a director may only be removed without cause upon the affirmative vote of not less than 80% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented.

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

Link to Table of Contents

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as “schemes of arrangement”. The Companies Law (2018 Revision) of the Cayman Islands (the “Companies Law”) provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company.  Prior to the adoption of certain amendments to the Companies Law, the “scheme of arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and easier for companies to merge or consolidate than the “schemes of arrangement” statutory provision, these provisions do not replace the “schemes of arrangement” provision which continues to apply. The procedural and legal requirements necessary to consummate these transactions under the merger provisions of the Companies Law or the “schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

Under Cayman Islands law and practice, a “scheme of arrangement” must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of an entity’s shares that are present and voting, either in person or by proxy, at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting, either in person or by proxy, at such meeting, excluding the shares owned by the parties to the scheme of arrangement. A merger requires approval by a special resolution of the shareholders of each company (which normally requires, as a minimum, a two thirds majority of shareholders voting together as one class) and such other authorization, if any, as may be specified in such constituent company’s articles of association.

Although a merger under the Companies Law does not require court approval, the convening of these meetings and the terms of an amalgamation under the “schemes of arrangement” provision must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

●	the statutory provisions as to majority vote have been complied with;

●	the shareholders have been fairly represented at the meeting in question;

●	the scheme of arrangement is such as a businessperson would reasonably approve; and

●	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

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

Link to Table of Contents

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

As of December 31, 2018, David Einhorn owned 17.2% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

Greenlight Capital Re and Greenlight Re are incorporated under the laws of the Cayman Islands, and GRIL is incorporated under the laws of Ireland. These entities intend to operate in a manner that will not cause us to be treated as engaging in a trade or business within the United States and will not cause us to be subject to current United States federal income taxation on Greenlight Capital Re’s, Greenlight Re’s and/or GRIL’s net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot provide assurance that the United States Internal Revenue Service (the “IRS”), will not successfully assert that Greenlight Capital Re, Greenlight Re and/or GRIL are engaged in a trade or business within the United States.  If the IRS were to successfully assert that Greenlight Capital Re, Greenlight Re, and/or GRIL have been engaged in a trade or business within the United States in any taxable year, various adverse tax consequences could result, including the following: Greenlight Capital Re, Greenlight Re and/or GRIL may become subject to current United States federal income taxation on its net income from sources within the United States; Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income tax on a portion of its net investment income, regardless of its source; Greenlight Capital Re, Greenlight Re, and/or GRIL may not be entitled to deduct certain expenses that would otherwise be deductible from the income subject to United States taxation; and Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States branch profits tax on profits deemed to have been distributed out of the United States.

United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.

Passive Foreign Investment Company. Significant potential adverse United States federal income tax consequences, including certain reporting requirements, generally apply to any United States person who owns shares in a passive foreign investment company, or a PFIC. We do not expect that any of Greenlight Capital Re, Greenlight Re, or GRIL will be a PFIC for the current taxable year. However, we cannot provide assurance that none of Greenlight Capital Re, Greenlight Re, or GRIL will be a PFIC for the current taxable year or any future taxable year.

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

The exception for insurance companies is intended to ensure that a qualifying insurance entity’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We intend to operate our business with financial reserves and applicable insurance liabilities at levels that should not cause us to be deemed PFICs, although we cannot provide assurance that we will be successful in structuring our operations to meet such levels nor can we ensure that the IRS will not successfully challenge our status. If we are unable to underwrite sufficient amount of risks and maintain a sufficient amount of applicable insurance liabilities, any of Greenlight Capital Re, Greenlight Re or GRIL may become a PFIC.

In addition, sufficient risk must be transferred under an insurance entity’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in an insurance business, are subjective in nature and there is little authoritative tax guidance on these issues. We cannot provide assurance that the IRS

Link to Table of Contents

will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot provide assurance that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future.

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power or value of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must annually include his pro-rata share of the CFC’s “subpart F income” and “global intangible low-tax income” in his or her gross income in the year earned by the CFC, even if no distributions are made. In general, a foreign insurance company will be treated as a CFC only if during the taxable year United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the entity’s shares. We believe that the dispersion of our Class A ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our Class A ordinary shares , will in most cases prevent shareholders who acquire Class A ordinary shares from being United States 10% shareholders. We cannot provide assurance, however, that these rules will not apply to you if you are or become a United States 10% shareholder. In particular, recent changes to the definition of a United States 10% Shareholder, whereby both vote and value are tested, and recent changes to the constructive ownership rules, whereby shares owned by non-United States persons can be attributed to United States persons, may increase the likelihood of these rules applying. If you are a United States person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

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

a United States person who owns Class A ordinary shares directly or indirectly on the last day of the taxable year would most likely be required to include their pro-rata share of our related person insurance income for the taxable year in their income. This amount would be determined as if such related person insurance income were distributed proportionally to United States persons at that date. We do not expect that we will knowingly enter into reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of the Class A ordinary shares. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot provide assurance that this is or will continue to be the case. Consequently, we cannot provide assurance that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

If a United States shareholder is treated as disposing of shares in a foreign insurance corporation that has related person insurance income and in which United States persons own 25% or more of the voting power or value of the entity’s shares, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the United States shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe these rules should not apply to dispositions of Class A ordinary shares because Greenlight Capital Re is not directly engaged in the insurance business and because proposed United States Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot provide assurance, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Class A ordinary shares.

United States tax-exempt organizations who own Class A ordinary shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization you may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to you. In general, subpart F insurance income will be allocated to you if we are a CFC as discussed above and you are a United States 10% shareholder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any United States persons will be allocated subpart F insurance income, we cannot provide assurance that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax advisor regarding the risk of recognizing unrelated business taxable income.

Link to Table of Contents

H.R. 1, the recently passed tax reform bill, is causing us to undertake changes to the manner in which we conduct our business and could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings.

On December 22, 2017, H.R. 1, commonly referred to as “the Tax Cuts and Jobs Act,” was signed into law. H.R. 1 provides a bright-line test that a non-U.S. insurance company only will receive the benefit, for passive foreign investment company purposes, of being engaged in the active conduct of an insurance business if its applicable insurance liabilities constitute more than 25% of its total assets. For this purpose, the term “applicable insurance liabilities” does not include unearned premium reserves. One of the H.R. 1’s potential impacts is that this limitation could result in the treatment of offshore insurers or reinsurers that write business on a low frequency/high severity basis, such as property catastrophe companies and financial guaranty companies, as PFICs, as significant reserves for losses may not be recorded until a catastrophic event actually occurs. Accordingly, subject to any future corrections or clarifications that may be made to H.R. 1, or any regulations that may be promulgated thereunder, the Company will be treated as a PFIC for any taxable year in which it does not meet the bright-line applicable insurance liabilities requirement of H.R. 1.

As of December 31, 2018 the Company met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. The Company cannot guarantee that it will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that the Company cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on the Company’s undistributed earnings.

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

Link to Table of Contents

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under operating lease agreements which expired on June 30, 2018. We are in negotiations with the lessor for renewal of the lease and meanwhile have agreed with the lessor to operate under a monthly lease until June 30, 2019. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031, but provides us an option to terminate the lease in 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

Holders

As of January 31, 2019, the number of holders of record of our Class A ordinary shares was approximately 47, not including beneficial owners of shares registered in nominee or street name who represent approximately 96.8% of the Class A ordinary shares issued and outstanding.

Link to Table of Contents

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot provide assurance that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2018, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents

Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our Class A ordinary shares for the five year period commencing December 31, 2013 through December 31, 2018 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2013 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On April 25, 2018, our Board of Directors adopted the share repurchase plan, with effect from July 1, 2018 and expiring on June 30, 2019, authorizing the Company to purchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of December 31, 2018, 1.5 million Class A ordinary shares remained authorized for repurchase under the share repurchase plan. The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2018, 1,180,000 Class A ordinary shares were repurchased by the Company at an average price of $13.98 per share. No shares were repurchased by the Company during the fourth quarter of the year ended December 31, 2018.

Link to Table of Contents

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of operations data for the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014, as well as our selected historical consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

These historic results presented below are not necessarily indicative of results for any future period, and should be read in conjunction with our consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

	Year ended December 31
	2018	2017	2016	2015	2014
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Operations Data
Gross premiums written	$567,531	$692,651	$536,072	$502,124	$324,023
Net premiums earned	508,363	626,004	513,118	408,387	354,240
Net investment income (loss)	(323,106)	20,231	76,183	(281,924)	122,575
Loss and loss adjustment expenses incurred, net	363,873	502,404	380,815	317,097	234,986
Acquisition costs, net	145,475	161,740	134,534	116,207	107,665
General and administrative expenses	25,173	26,356	25,808	23,434	24,500
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(350,054)	$(44,952)	$44,881	$(326,425)	$109,592
Earnings (Loss) Per Share Data (1)
Basic	$(9.74)	$(1.21)	$1.20	$(8.90)	$2.94
Diluted	(9.74)	(1.21)	1.20	(8.90)	2.89
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,951,659	37,002,260	37,267,145	36,670,466	37,242,687
Diluted	35,951,659	37,002,260	37,340,018	36,670,466	37,874,387
Underwriting Income (Loss) and Selected Ratios
Underwriting income (loss) *	$(14,384)	$(53,628)	$(18,814)	$(41,909)	$(4,908)
Loss ratio	71.6%	80.3%	74.2%	77.6%	66.3%
Acquisition cost ratio	28.6%	25.8%	26.2%	28.5%	30.4%
Underwriting expense ratio	2.6%	2.5%	3.2%	4.2%	4.7%
Combined ratio	102.8%	108.6%	103.6%	110.3%	101.4%

Link to Table of Contents

	December 31
	2018 #	2017	2016	2015	2014
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$283,928	$1,362,984	$1,022,537	$1,064,164	$1,430,978
Cash and cash equivalents	18,215	27,285	39,858	112,162	12,030
Restricted cash and cash equivalents	685,016	1,503,813	1,202,651	1,236,589	1,296,914
Total assets	1,435,445	3,357,393	2,664,693	2,712,522	2,995,292
Securities sold, not yet purchased, at fair value	—	912,797	859,902	882,906	1,090,731
Due to prime brokers and other financial institutions	—	672,700	319,830	396,453	211,070
Loss and loss adjustment expense reserves ^	482,662	464,380	306,641	305,997	264,243
Unearned premium reserves	211,789	255,818	222,527	211,954	128,736
Total liabilities	955,981	2,505,967	1,773,006	1,863,749	1,801,251
Total equity	477,772	844,257	885,803	836,509	1,179,384
Adjusted book value* (2)	477,287	831,324	874,242	825,391	1,165,151
Diluted adjusted book value* (3)	$477,287	$845,183	$876,362	$836,944	$1,184,779
Ordinary shares outstanding
Basic	36,384,929	37,359,545	37,366,327	37,027,467	37,384,543
Diluted (4)	36,431,327	38,039,229	37,489,647	37,744,807	38,516,460
Per Share Data
Basic adjusted book value per share* (5)	$13.12	$22.25	$23.40	$22.29	$31.17
Fully diluted adjusted book value per share* (6)	13.10	22.22	23.38	22.17	30.76

(1)
The Company treats its unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid as “participating securities.” Basic earnings (loss) per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following: (i) RSUs issued that would convert to common shares upon vesting, (ii) additional potential common shares issuable when stock options are exercised, determined using the treasury stock method, and (iii) those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments, determined using the treasury stock method. Diluted earnings (or loss) per share contemplates a conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. In the event of a net loss, all RSUs, stock options outstanding, convertible debt and participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

(2)	Adjusted book value equals total shareholders’ equity minus non-controlling interest in Joint Venture.
(3)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year end.
(4)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options and restricted stock units issued and outstanding at year end.
(5)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year end.
(6)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year end.
#
The movements from 2017 to 2018 in “Total investments”, “Restricted cash and cash equivalents”, “Securities sold, not yet purchased”, and “Due to prime brokers and other financial institutions”, related primarily to the change in our investment structure during the year ended December 31, 2018.

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

^
For detailed discussion of change in loss and loss adjustment expenses, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” and Note 8 to the consolidated financial statements.

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016 and financial condition as of December 31, 2018 and 2017. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

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

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. We manage our investment portfolio according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities.

Because our portfolio will evolve in response to market conditions and underwriting opportunities, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital.  Much of the global property and casualty reinsurance marketplace has experienced an extended period of rate pressure and reductions, and despite some positive rate movement during 2018, this pressure continues along with an increased focus on expenses at all points in the risk placement chain. Certain participants in the industry have attempted to mitigate rate pressure and rate reductions by increasing scale. We believe that throughout the industry there is an ongoing focus on lowering internal expenses as a source of efficiency.
The industry sustained significant natural catastrophe losses during 2017 and 2018, including historically large California wildfires and potentially the largest typhoon loss in Japan. We believe that the losses experienced by the industry from the 2017 and 2018 natural catastrophes and the California wildfires created short term capital impacts that will be offset by capital injections, some of which has already occurred, particularly in the property catastrophe market. As a result, any positive rate impact, to date, has been limited and focused on loss-impacted business. The natural catastrophe and large risk losses of 2018 are also unlikely to have meaningful or sustainable effect on the market dynamics noted above.
From time to time we may purchase retrocessional coverage to manage our overall exposure, reduce our net liability on individual risks, to obtain additional underwriting capacity or to balance our underwriting portfolio. Historically, our retrocession activities have constituted a small part of our overall business, but recently we have increased our use of retrocessional coverage and we may continue to do so in the future.
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and will allow us to profitably participate in lines of business that fit within our strategy. Further we believe that the market pressure to contain and reduce internal expenses will continue for the foreseeable future, particularly as the use of unrated collateralized capital extends to classes of business beyond the current significant penetration in property catastrophe classes. Collateralized reinsurance funds are generally less expensive to operate than rated reinsurance companies and may also have access to capital at a lower cost.

Link to Table of Contents

We have successfully begun to expand the classes of business that we underwrite and the client base that we support, as we believe they will generate favorable returns on equity over the long term. In some cases, this expansion involves participation where we are not the lead underwriter.
We expect that technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries will have an increasingly significant effect on the markets in which we operate. In light of our expectation, we formed Greenlight Re Innovations, our internal effort to develop and implement product and service innovations with insurance applications. We believe Greenlight Re Innovations will also create new underwriting opportunities for us in the future.
The decrease in our capital base, particularly during 2018, may constrain our capacity to grow our premiums in the short term, although it had minimal impact on our 2019 renewals. We will continue to monitor market conditions to best position ourselves to participate where an appropriate risk reward profile exists. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio composition and performance.
There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including rising interest rates and potential trade disputes. Given the uncertainties, for the foreseeable future we expect to maintain an amount equivalent to our net loss reserves in cash and cash equivalents or high-grade fixed income securities, while investing the excess funds in accordance with our value investing strategy.

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance. Prior to 2018, we analyzed and discussed our underwriting operations using two categories: frequency and severity. Effective from 2018, we no longer analyze our business based on frequency/severity and instead we analyze our business based on the following categories:

●	Property
●	Casualty
●	Other

Property business covers automobile physical damage, personal lines (including homeowners’ insurance) and commercial lines. Property business includes both catastrophe as well as non-catastrophe coverage. We expect catastrophe business to make up a small proportion of our property business. Property business is generally expected to have losses reported and paid more quickly than casualty business.

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

Premiums written are recognized as revenues, net of of any applicable underlying reinsurance coverage, and are earned over the term of the related policy or contract. Depending on the contract structure, the earnings period could be the same as the reinsurance contract, or based on the terms of the underlying insurance policies.

Income from our investments is primarily composed of income generated by the Joint Venture and SILP, which in turn is generated by interest income, dividends, net realized gains and losses, and changes in unrealized gains and losses on investment securities. We also derive interest income from money market funds and notes receivable.

 In addition, we may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services and fees relating to overrides, profit commissions and the early termination of contracts.

Link to Table of Contents

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and loss adjustment expenses;
●	acquisition costs;
●	general and administrative expenses;
●	interest expense; and
●	investment-related expenses.

The extent of our loss and loss adjustment expenses is a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses include an actuarially determined estimate of losses incurred, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

Acquisition costs primarily consist of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit and trust fees, and federal excise taxes. We amortize deferred acquisition costs relating to successfully bound reinsurance contracts over the related contract term.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses and stock compensation expenses. General and administrative expenses also include professional fees, travel and entertainment, information technology, rent and other general operating expenses. General and administrative expenses reported on our consolidated statements of operations include both underwriting expenses as well as corporate expenses. Underwriting expenses include those expenses directly related to underwriting activities which are not eligible to be capitalized, as well as an allocation of other general and administrative expenses. Corporate expenses include those costs associated with operating as a publicly listed entity as well as an allocation of other general and administrative expenses.

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which varies and has historically ranged from zero to six years. For restricted stock awards and restricted stock units, we calculate compensation cost using the grant date fair value of each award and recognize the associated expense of the stock awards over their vesting period, which typically range from one to five years.

Interest expense consists of interest paid and accrued on senior convertible notes as well as the amortization of note issuance expenses and amortization of the note discount.

Investment-related expenses primarily consist of interest expense on borrowings, dividend expense on short sales, management fees and performance compensation that we pay to the investment advisor. We net these expenses against investment income (loss) in our consolidated financial statements.

Critical Accounting Policies and Estimates

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

Link to Table of Contents

Certain contracts provide for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

For each quota share or proportional property and casualty reinsurance contract we underwrite, our client estimates gross premiums written at inception of the contract. We generally account for such premiums using our best estimates and then adjust our estimates based on actual reports provided by our client and based on our expectations of industry developments. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine our estimate. Variances from initial gross premiums written estimates are generally greater for quota share contracts than for excess of loss contracts. All premiums on quota share contracts are earned over the risk coverage period. Unearned premiums represent the unexpired portion of reinsurance provided.

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

Assessing whether a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk to merit reinsurance accounting treatment, the premium we receive is reported as a deposit liability. Similarly, for ceded contracts that do not transfer sufficient risk to merit reinsurance accounting, the premium we pay is reported as a deposit asset. Any gains or losses on deposit accounted contracts are calculated using the interest method and recorded in the consolidated statements of operations as other income or expense.

Investments. Our investments in debt and equity securities that are classified as “trading securities” are carried at fair value. The fair values of the listed equities are derived based on the last reported price on the balance sheet date as reported by a recognized exchange. The fair values of listed equities that have restrictions on sale or transfer which expire within one year are determined by adjusting the observed market price of the equity using a liquidity discount based on observable market inputs. The fair values of debt instruments are generally derived based on the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using cash flow models using assumptions and estimates that may be subjective and non-observable.

The fair values of our investments in commodities are based on the commodity’s last reported price on the balance sheet date as reported by a recognized commodities exchange. Our investments in private and unlisted equity securities and limited partnerships are generally carried at fair value, based on broker or market maker quotes, or based on management’s assumptions developed from available information, using the services of our investment advisor including the most recent net asset values obtained from the managers of those underlying investments. Private and unlisted equity funds also include private equity securities that do not have readily determinable fair values. The carrying values of these private equity securities are determined based on the original cost, reviewed for impairment and any subsequent changes in the valuation based on periodic third party valuations or recent observable transactions of those securities. Investments in unlisted equity funds are valued based on unadjusted net asset values reported by the funds’ managers.

For securities classified as “trading securities” and “other investments”, any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income (loss) in the consolidated statements of operations.

Financial contracts which include total return swaps, credit default swaps, options, futures, currency forwards and other derivative instruments, are recorded at their fair value with any unrealized gains and losses included in net investment income (loss) in the consolidated statements of operations. Fair values on total return swaps are based on the underlying security’s fair value which is obtained from closing prices on a recognized exchange (for equity or commodity swaps), or from market maker

Link to Table of Contents

or broker quotes. Fair values for credit default swaps trading in an active market are based on market maker or broker quotes taking into account credit spreads on identical contracts. Exchange traded option contracts are recorded at fair value based on quoted prices in active markets. For over the counter (“OTC”) options and exchange traded options where a quoted price in an active market is not available, we obtain multiple market maker quotes to determine the fair values. Fair values for other derivative instruments are determined based on multiple broker or market maker quotes taking into account the liquidity and the availability of an active market for the derivative.

Loss and Loss Adjustment Expense Reserves. The process of estimating our loss and LAE reserves involves a considerable degree of judgment and our estimates as of any given date are inherently uncertain. Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification, foreign exchange movements and other factors. These estimates and judgments are based on numerous considerations and are often revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies are developed; or (iv) laws change.

Our loss and LAE reserves relating to short-tail property risks are typically reported to us and settled more promptly than those relating to our long-tail risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the loss is from policies in force with primary insurers or with reinsurers and where our exposure falls within the cedent’s overall reinsurance program.

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe to have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves).

Our case reserve estimates are initially determined on the basis of loss reports received. Our IBNR reserve estimates are determined using various actuarial methods as well as a combination of our own historical and current loss experience, insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

The nature and extent of our judgment in the reserving process depends upon the type of business. Some of our property treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

For non-catastrophe losses, we often apply trend-based actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson and frequency and severity techniques. We also utilize industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year and the length of the expected development tail. For example, development methods rely on reported losses, while expected loss ratio methods are typically based on expectations established prior to a notification of loss. Therefore, as an accident year matures, we may migrate from an expected loss ratio method to an incurred development method.

Reserving can prove to be especially difficult should a significant loss take place near the end of a financial reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As a predominantly broker-market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedent and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting varies among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies and brokers also varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of

Link to Table of Contents

those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot always be reliably measured.

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. The combined characteristics of low claim frequency and high claim severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information and the professional judgment of underwriters in estimating reserves for these contracts. In addition, we utilize ultimate loss ratio forecasts when reported by cedents and brokers, which are normally subject to three to six month lag for proportional business. Due to the degree of reliance that we place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ management judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known and case law may change, which can affect ultimate expected losses.

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to identify inaccurate or incomplete reporting of claims and ensure that claims are actively and appropriately managed in line with agreed protocols and settlement authority limits; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. In addition, each subsequent year of loss experience with a given cedent provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.

We monitor the development of our prior-year losses during the course of subsequent calendar years by comparing the actual reported losses against expected losses. The analysis of this loss development is an important factor in our ongoing refinement of the assumptions underlying our reserving process.

Estimating loss reserves for our book of longer-tail casualty reinsurance business, which can be written on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process referred to above, casualty business can be subject to longer reporting lags than property business and claims often take several years to settle. During this period additional factors and trends will be revealed and, as they become apparent, we may adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Therefore, any factors that extend the time until claims are settled add uncertainty to the reserving process. Furthermore, determining the appropriate level of casualty reserves is largely dependent upon our view of premium rates at any given time. Therefore, overestimating the extent to which premium rates have increased (or decreased) can lead to an understatement (or overstatement) of loss reserves.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being materially greater or less than the loss and LAE reserves we initially established. Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined. Changes to our prior year loss reserves will impact our current underwriting results by improving our results if the prior year reserves prove to be redundant or impairing our results if the prior year reserves prove to be insufficient.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. There can be no assurance, however, that actual losses will not (i) be less than or (i) exceed our total established reserves.

Please refer to Note 8 of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year as required under U.S. GAAP.

Bonus Accruals. Under the Company’s bonus program, most employee’s target bonus consists of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (“RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee’s target amount, which may differ significantly from the actual amount awarded. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between three to five years from the end of the fiscal year in which the business was underwritten. Any subsequent changes to the quantitative bonus are incorporated into the following open underwriting year. The Compensation Committee of

Link to Table of Contents

our Board of Directors approves all quantitative bonuses prior to being paid. The initial RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. We recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date and recognize the expense, adjusted for estimated forfeitures, over the vesting period. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and our expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to the assumed forfeiture levels, and if deemed necessary, true-up adjustments are recorded. For the year ended December 31, 2018, we have assumed a forfeiture rate of 7.0% (2017: 6.0% and 2016: 6.0%) for restricted stock awards and RSUs granted, in order to reflect the anticipated forfeitures and more accurately record the share-based compensation expense.

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

Key Financial Measures and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of our business to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:

•	Basic adjusted book value per share;

•	Fully diluted adjusted book value per share;

•	Net underwriting income (loss).

These non-GAAP measures are described below.

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

Basic adjusted book value per share is considered a non-GAAP financial measure because it excludes from the total equity the non-controlling interest in related party joint venture. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact of dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted adjusted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. We adjust the total equity by excluding the non-controlling interest in related party joint venture because it does not reflect the equity attributable

Link to Table of Contents

to our shareholders. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase the long-term value in fully diluted adjusted book value per share.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	December 31, 2018	December 31, 2017	December 31, 2016
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$477,772	$844,257	$885,803
Less: Non-controlling interest in joint venture	(485)	(12,933)	(11,561)
Numerator for basic adjusted book value per share	477,287	831,324	874,242
Add: Proceeds from in-the-money stock options issued and outstanding	—	13,859	2,120
Numerator for fully diluted adjusted book value per share	$477,287	$845,183	$876,362
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	36,384,929	37,359,545	37,366,327
Add: In-the-money stock options and RSUs issued and outstanding	46,398	679,684	123,320
Denominator for fully diluted adjusted book value per share	36,431,327	38,039,229	37,489,647
Basic adjusted book value per share	$13.12	$22.25	$23.40
Increase (decrease) in basic adjusted book value per share ($)	(9.13)	(1.15)	1.11
Increase (decrease) in basic adjusted book value per share (%)	(41.0)	(4.9)	5.0

Fully diluted adjusted book value per share	$13.10	$22.22	$23.38
Change in fully diluted adjusted book value per share ($)	(9.12)	(1.16)	1.21
Change in fully diluted adjusted book value per share (%)	(41.0)	(5.0)	5.5

Net Underwriting Income (Loss)

One way that we evaluate the Company’s underwriting performance is through the measurement of net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management as it measures the underlying fundamentals of the Company’s underwriting operations. We believe that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze our performance in a manner similar to how management analyzes performance. Management also believes that this measure follows industry practice and allows the users of financial information to compare the Company’s performance with its those of our industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. The measure includes underwriting expenses which are directly related to underwriting activities as well as a portion of general and administrative expenses. Net underwriting income (loss) is calculated as net premiums earned, plus other income (expense) related to underwriting activities, less net loss and loss adjustment expenses, less acquisition costs, and less underwriting expenses. The measure excludes, on a recurring basis: (1) net investment income (loss); (2) foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) interest expense and other income (expense) not related to underwriting, (5) income taxes and (6) income attributable to non-controlling interest. We exclude total investment related income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them could hinder the analysis of trends in our underwriting operations. We include other

Link to Table of Contents

income and expense relating to deposit accounted contracts and industry loss warranty contracts, which we consider part of our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Year ended December 31
	2018	2017	2016
	($ in thousands)
Income (loss) before income tax	$(353,997)	$(44,825)	$47,209
Add (subtract):
Investment related (income) loss	323,106	(20,231)	(76,183)
Other (income) expense	1,943	210	935
Corporate expenses	12,059	11,218	9,225
Interest expense	2,505	—	—
Net underwriting income (loss)	$(14,384)	$(53,628)	$(18,814)

Link to Table of Contents

Results of Operations

The table below summarizes our operating results for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$567,531	$692,651	$536,072
Gross premiums ceded	(102,788)	(56,587)	(10,015)
Net premiums written	464,743	636,064	526,057
Change in net unearned premium reserves	43,620	(10,060)	(12,939)
Net premiums earned	508,363	626,004	513,118
Underwriting expenses
Loss and LAE incurred, net
Current year	363,871	466,247	345,303
Prior year *	2	36,157	35,512
Loss and LAE incurred, net	363,873	502,404	380,815
Acquisition costs, net	145,475	161,740	134,534
Underwriting expenses	13,114	15,138	16,583
Deposit accounting expense (income)	285	350	—
Underwriting income (loss)	(14,384)	(53,628)	(18,814)

Income (loss) from investment in related party investment fund	(60,573)	—	—
Net investment income (loss)	(262,533)	20,231	76,183
Net investment result	$(323,106)	$20,231	$76,183

Net income (loss)	$(354,329)	$(44,374)	$46,700

Net income (loss) attributable to the Company	$(350,054)	$(44,952)	$44,881

Loss ratio - current year	71.6%	74.5%	67.3%
Loss ratio - prior year	—%	5.8%	6.9%
Loss ratio	71.6%	80.3%	74.2%
Acquisition cost ratio	28.6%	25.8%	26.2%
Composite ratio	100.2%	106.1%	100.4%
Underwriting expense ratio	2.6%	2.5%	3.2%
Combined ratio	102.8%	108.6%	103.6%
* The net financial impact of changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, was $7.4 million, $31.5 million, and $28.8 million in 2018, 2017 and 2016, respectively.

Link to Table of Contents

Results of operations for 2018 compared to 2017

For the year ended December 31, 2018, the net loss attributable to the Company was $350.1 million, compared to the net loss attributable to the Company of $45.0 million reported for the year ended December 31, 2017. As a result of these losses, our fully diluted adjusted book value per share decreased by 41.0% and 5.0% during 2018 and 2017, respectively.

The developments that most significantly affected our financial performance during 2018, on a comparative basis to 2017, are provided below:

•Underwriting loss - The underwriting loss for the 2018 fiscal year was $14.4 million, and reflected the combined financial impact of hurricanes Florence and Michael, California wildfires and typhoon Jebi totaling $18.9 million. By comparison, the underwriting loss for the year ended December 31, 2017 was $53.6 million. The net financial impact of the 2017 catastrophe events, which included hurricanes Harvey, Irma and Maria, earthquakes in Mexico and California wildfires, was $42.9 million. Additionally, the net financial impact of prior year loss reserve development amounted to $7.4 million of underwriting loss during 2018, as compared to $31.5 million of net financial impact from adverse reserve development recognized during 2017.

•Investment income and losses - Prior to September 1, 2018, substantially all of our investable assets were invested through a venture arrangement in which DME Advisors acted as investment advisor. Effective September 1, 2018, our operating entities, Greenlight Re and GRIL became limited partners in SILP. DME Advisors acts as investment advisor to SILP. As of December 31, 2018, certain of our assets remained in the Joint Venture and substantially all remaining assets were transferred to SILP on January 2, 2019 and the Joint Venture was terminated.

In accordance with the SILP LPA, DME Advisors is solely responsible for investing the Investment Portfolio. During the third quarter of 2018, we decreased our investment risk by de-leveraging our Investment Portfolio by an amount approximating our net loss reserves.

We reported a total investment related loss of $323.1 million, including a return of (30.3)% on our investments managed by DME Advisors, for the year ended December 31, 2018, compared to investment income of $20.2 million, or a return of 1.5%, for 2017.

Results of operations for 2017 compared to 2016

For the year ended December 31, 2017 the net loss attributable to the Company was $45.0 million, compared to net income attributable to the Company of $44.9 million reported for the year ended December 31, 2016. The fully diluted adjusted book value per share (decreased) increased by (5.0)% and 5.5% during 2017 and 2016, respectively.

The developments that most significantly affected our financial performance during 2017, on a comparative basis to 2016, are provided below:

•Underwriting loss - The underwriting loss for the year ended December 31, 2017 was $53.6 million, compared to an underwriting loss of $18.8 million reported for the year ended December 31, 2016. The underwriting loss for the 2017 fiscal year included catastrophe losses from hurricanes Harvey, Irma and Maria, the Mexican earthquakes and California wildfires of $42.9 million. In addition, the net financial impact of prior year loss reserve development was $31.5 million during 2017, compared to $19.0 million loss from the novation of legacy liabilities during 2016.

•Investment income - Our net investment income was $20.2 million, or a return of 1.5%, for the year ended December 31, 2017, compared to net investment income of $76.2 million, or a return of 7.2%, for the same period in 2016.

Underwriting results

Effective from 2018, we have modified how we present the discussion and analysis of our reinsurance business. Instead of using the previous categories of “frequency” and “severity”, we now analyze our reinsurance business based on “property”, “casualty” and “other” (please also refer to “Segments” above, for further details). We believe the new categories will provide more meaningful information to our shareholders and investors and will be more relevant as our underwriting portfolio continues to develop and evolve.

Link to Table of Contents

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property	$101,030	17.8%	$132,935	19.2%	$94,174	17.6%
Casualty	377,785	66.6	443,150	64.0	350,200	65.3
Other	88,716	15.6	116,566	16.8	91,698	17.1
Total	$567,531	100.0%	$692,651	100.0%	$536,072	100.0%

As a result of our underwriting philosophy, our premiums written may vary significantly from one period to the next. Additionally, the mix of premiums written between property, casualty and other business may vary from period to period depending on the specific market opportunities that we pursue.

For the year ended December 31, 2018, our gross premiums written decreased by $125.1 million, or 18.1%, compared to the same period in 2017. The changes in gross premiums written for the year ended December 31, 2018 were attributable to the following:

Gross Premiums Written
Year ended December 31, 2018
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(31.9)	(24.0)%	The decrease was primarily due to homeowners’ insurance contracts that were not renewed, partially offset by an increase in gross premiums written relating to private passenger automobile contracts.
Casualty	$(65.4)	(14.8)%
The decrease was primarily due to a multi-line casualty contract renewed in 2018 at a lower share. To a lesser extent the decrease was due to change in premium estimates on another multi-line contract.

Other	$(27.8)	(23.9)%
The decrease was primarily due to commutation of a mortgage reinsurance contract during third quarter of 2018, and certain other mortgage insurance contracts renewed at a lower share compared to the expiring contracts. The decrease was partially offset by an increase relating to medical stop-loss business including some contracts where the underlying volume increased compared to the same period in 2017.

Link to Table of Contents

For the year ended December 31, 2017, our gross premiums written increased by $156.6 million, or 29.2%, compared to the same period in 2016.

Gross Premiums Written
Year ended December 31, 2017
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$38.8	41.2%
The increase was primarily due to growth in the volume of underlying policies on existing private passenger automobile contracts and new private passenger automobile contracts entered into during 2017 and late 2016. To a lesser extent, the increase in property premiums was also due to new excess of loss catastrophe contracts and reinstatement premiums recorded on those contracts resulting from natural catastrophe losses during the period.

The increases were partially offset by a homeowners’ property contract that was commuted during 2017. The comparative period gross premiums written relating to this contract included in-force unearned premiums.

Casualty	$93.0	26.5%
The increase was primarily due to growth in the volume of underlying policies on new and existing private passenger motor contracts. Additionally a new workers’ compensation contract and growth in volume of business written on multi-line contracts also contributed to the increase in casualty premiums written during 2017.

Other	$24.9	27.1%
The increase was partially due to a new transactional liability contract bound during the fourth quarter of 2016, resulting in full year’s premiums being recorded during 2017. Additionally, the increase was partially due to growth in the volume of underlying policies on existing employer medical stop-loss contracts, and to a lesser extent, due to new employer medical stop-loss contracts entered during 2017.

Premiums Ceded

For the years ended December 31, 2018, 2017 and 2016, retrocessional premiums ceded were $102.8 million, $56.6 million and $10.0 million, respectively. For the year ended December 31, 2018, the increase in ceded premiums compared to the same period in 2017 was primarily due to quota share retrocession contracts entered into during 2017 and renewed in 2018 in order to cede a portion of our private passenger automobile exposure. Similarly, for the year ended December 31, 2017, the increase in ceded premiums compared to the same period in 2016 was primarily due to the retrocession contracts relating to managing our automobile exposure.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property	$76,200	16.4%	$121,368	19.1%	$92,939	17.7%
Casualty	300,503	64.7	398,298	62.6	341,479	64.9
Other	88,040	18.9	116,398	18.3	91,639	17.4
Total	$464,743	100.0%	$636,064	100.0%	$526,057	100.0%

The movement in net premiums written was the net result of the increases or decreases in gross premiums written and premiums ceded as explained in the preceding paragraphs.

Link to Table of Contents

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property	$84,116	16.6%	$134,402	21.5%	$92,038	17.9%
Casualty	321,998	63.3	401,849	64.2	348,119	67.9
Other	102,249	20.1	89,753	14.3	72,961	14.2
Total	$508,363	100.0%	$626,004	100.0%	$513,118	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums previously written. On occasion, there will be a significant difference between the change in net premiums written compared to the change in net premiums earned. The only such difference that occurred during the periods presented related to the commutation of a mortgage reinsurance contract. As a result, net premiums written within our other line of business decreased by $28.4 million from 2017 to 2018, while net premiums earned increased by $12.5 million during the same period.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property	$63,563	17.5%	$126,401	25.1%	$61,588	16.2%
Casualty	243,091	66.8	316,800	63.1	274,569	72.1
Other	57,219	15.7	59,203	11.8	44,658	11.7
Total	$363,873	100.0%	$502,404	100.0%	$380,815	100.0%

Our loss ratio fluctuates based on the mix of business, and any favorable or adverse loss development in our portfolio. The below table summarizes the loss ratios for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31
	2018	2017	2016
Property	75.6%	94.0%	66.9%
Casualty	75.5%	78.8%	78.9%
Other	56.0%	66.0%	61.2%
Total	71.6%	80.3%	74.2%

Link to Table of Contents

The changes in net losses incurred were attributable to the following:

Year ended December 31, 2018 compared to 2017

	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(62.8)	(49.7)%
The decrease in losses incurred was partially due to lower level of losses relating to natural catastrophes during 2018 of $21.0 million compared to losses incurred of $50.4 million during the same period in 2017. In addition, the lower property losses incurred during the 2018 were partially due to a homeowners’ insurance contract that was commuted at the end of 2017.

These developments were also the primary drivers of the 18.4 percentage-point decrease in the property loss ratio.

Casualty	$(73.7)	(23.3)%
The decrease in losses incurred was primarily due to a decrease in casualty exposure, which corresponds with the decrease in net earned premiums as explained above. This decrease in exposure was in part driven by the retrocession of private passenger automobile contracts resulting in increased losses recovered from retrocessionaires. The decrease also reflected the adverse loss development recorded during 2017 on various multi-line and casualty contracts, which did not have comparable loss development during 2018.

This decrease in adverse development also drove the 3.3 percentage-point decrease in the loss ratio. Partially offsetting this decrease was an increase in adverse loss development during 2018 relating to professional indemnity, motor liability and general liability contracts.

Other	$(2.0)	(3.4)%
The decrease was primarily driven by favorable loss development on mortgage contracts during 2018, and a decrease in exposure to transactional liability business, which corresponded with a decrease in the associated net premium earned.

These decreases were partially offset by an increase in losses incurred on medical stop-loss business, which corresponded with an increase in net premiums earned.

The favorable loss development was the primary driver of the 10.0 percentage-point improvement in the loss ratio. The decrease in the loss ratio also reflects improved terms and conditions associated with health business earned during 2018 as compared to 2017.

Link to Table of Contents

Year ended December 31, 2017, compared to 2016

	Increase (decrease) ($ in millions)	% change	Explanation
Property	$64.8	105.2%
The increase was primarily due to catastrophe losses incurred during 2017 of $50.4 million, compared to the catastrophe losses incurred during 2016 of $4.4 million. To a lesser extent, the increase was due to the increased exposure to automobile contracts, which corresponded with an increase in net premiums earned.

The increase in natural catastrophe losses in 2017 over 2016 was the primary driver of the 27.1 percentage-point increase in the loss ratio.

Casualty	$42.2	15.4%
The increase primarily resulted from an increased exposure to workers’ compensation and automobile contracts, which corresponded with an increase in net premiums earned. To a lesser extent, the increase was partially related to increase in reserves due to adverse loss development on prior year professional liability and multi-line contracts.

Other	$14.5	32.6%
The increase was primarily related to greater exposure to medical stop-loss contracts (which corresponded with an increase in net premiums earned) as well as increased adverse loss development on the same business.

This adverse development was also the primary driver of the 4.8 percentage-point increase in the loss ratio from 2016 to 2017.

See “Part II, Item 7. Summary of Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves.” and “Note 8. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES in our Notes to the consolidated financial statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table.

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property	$20,190	13.9%	$35,852	22.2%	$27,492	20.4%
Casualty	84,279	57.9	95,822	59.2	85,283	63.4
Other	41,006	28.2	30,066	18.6	21,759	16.2
Total	$145,475	100.0%	$161,740	100.0%	$134,534	100.0%

The acquisition cost ratios for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Year ended December 31
	2018	2017	2016
Property	24.0%	26.7%	29.9%
Casualty	26.2%	23.8%	24.5%
Other	40.1%	33.5%	29.8%
Total	28.6%	25.8%	26.2%

Link to Table of Contents

The changes in the acquisition cost ratios were attributable to the following:

Year ended December 31, 2018 compared to 2017

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(2.7)
The decrease was primarily due to a decrease in the in-force homeowners’ insurance business assumed, which has a higher rate of ceding commission than other property contracts. The decrease was partially offset by a higher acquisition cost ratio on motor business in 2018 primarily due to a change in structure on current contracts that resulted in higher ceding commissions.

Casualty	2.4
The increase was primarily due to (i) the reversal of profit commissions on multi-line and professional liability contracts that experienced adverse development during 2017 and (ii) changes in the structure of certain motor contracts.

Other	6.6
The increase was primarily due to an increase in profit commissions resulting from favorable loss development on mortgage insurance contracts, partially offset by lower ceding commissions on health business.

Year ended December 31, 2017, compared to 2016

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(3.2)
The decrease was primarily related to (i) increased reinstatement premiums earned on catastrophe contracts, which generally incorporate low acquisition costs, and (ii) lower ceding commission rates on homeowners’ insurance.

Casualty	(0.7)	The decrease was due primarily to the reversal of a profit commission on a multi-line contract due to an increase in losses incurred during 2017.
Other	3.7	The increase was due primarily to an increase in mortgage business earned during 2017 over 2016. Mortgage premiums generally incorporate a relatively high acquisition cost ratio.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2018	2017	2016
	($ in thousands)
Underwriting expenses	$13,114	$15,138	$16,583
Corporate expenses	12,059	11,218	9,225
General and administrative expenses	$25,173	$26,356	$25,808

For the year ended December 31, 2018, the general and administrative expenses decreased by $1.2 million, or 4.5%, compared to the same period in 2017. The underwriting expenses decreased primarily due to lower bonus and recruitment expenses, partially offset by an increase in salaries and other personnel expenses. Corporate expenses increased primarily due to severance costs and expenses related to our innovations initiative during the year ended December 31, 2018, partially offset by lower legal and professional fees compared to the same period in 2017. For the years ended December 31, 2018 and 2017, the general and administrative expenses included $4.6 million and $4.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

For the year ended December 31, 2017, underwriting expenses decreased primarily due to the reversal of bonus accruals driven by the deterioration of results for prior underwriting years. The increase in corporate expenses for the year ended December 31, 2017, compared to the same period in 2016, was mainly due to non-recurring consulting and professional fees.

Link to Table of Contents

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Year ended December 31
	2018	2017	2016
	($ in thousands)
Realized gains (losses)	$(236,887)	$87,618	$(113,836)
Change in unrealized gains and losses	(32,597)	(41,444)	209,993
Investment related foreign exchange gains (losses)	938	(7,653)	2,988
Interest and dividend income, net of withholding taxes	35,468	25,510	23,915
Interest, dividend and other expenses	(17,987)	(23,937)	(22,334)
Investment advisor compensation on joint venture	(11,221)	(19,863)	(24,543)
Income (loss) from equity method investment	(247)	—	—
Net investment income (loss)	$(262,533)	$20,231	$76,183
Income (loss) from investments in related party investment fund	$(60,573)	$—	$—
Total investment related income (loss)	$(323,106)	$20,231	$76,183

Investment returns relating to our investment portfolio managed by DME Advisors are calculated monthly and compounded to calculate the quarterly and annual returns. The resulting actual investment income (loss) may vary depending on cash flows into and out of the investment account.

For the year ended December 31, 2018, the investment loss, net of fees and expenses, represented a loss of 30.3% on our investments managed by DME Advisors, compared to gains of 1.5% and 7.2% for the years ended December 31, 2017 and 2016, respectively. The investment loss for the year ended December 31, 2018 was driven by both the long portfolio, which reported an investment loss of 14.4%, and the short portfolio which reported a loss of 13.6% for the year ended December 31, 2018. Additionally, macro positions reported a loss of 0.7%. The most significant contributors to the investment gains for the year ended December 31, 2018 were long positions in Micron Technology (MU) and Twitter (TWTR). The most significant detractors for the year ended December 31, 2018 were long positions in Adient (ADNT), Bayer (Germany: BAYN), Brighthouse Financial (BHF), General Motors (GM) and Green Brick Partners (GRBK) and short positions in Advanced Micro Devices (AMD), DexCom (DXCM), Netflix (NFLX), Marine Harvest (Norway: MHG), Tesla (TSLA) and a group of perceived overpriced momentum driven positions which we refer to, collectively, as the “bubble basket”.

For the year ended December 31, 2017, the investment gain was primarily driven by our long portfolio, which reported an investment gain of 19.5%. The short portfolio reported a loss of 15.1% for the year ended December 31, 2017. Additionally, macro positions reported a loss of 1.0% relating to losses from currency and oil derivatives, partially offset by gains in gold. The most significant contributors to the investment gains for the year ended December 31, 2017 were long positions in AerCap (AER), Apple (AAPL), Chemours (CC), General Motors (GM), Uniper (Germany: UN01) and gold. The most significant detractors for the year ended December 31, 2017 were short positions in Caterpillar (CAT), Netflix (NFLX), Tesla (TSLA) and a group of perceived overpriced momentum driven positions which we refer to, collectively, as the “bubble basket” and a long position in Rite Aid (RAD).

For the year ended December 31, 2018, included in “investment advisor compensation on joint venture” in the above table was $11.2 million (2017: $17.8 million, 2016: $16.3 million) relating to management fees paid to DME Advisors in accordance with the advisory agreement with DME Advisors. For the year ended December 31, 2018, the investment loss from SILP included management fees paid by SILP to DME Advisors of $3.1 million, and is included in the caption, “Income (loss) from investments in related party investment fund” in the Company’s consolidated statements of operations.

Investment advisor compensation on joint venture also includes performance compensation. For the year ended December 31, 2018, no performance compensation was recorded for the period due to the negative investment return (2017: $2.1 million, 2016: $8.2 million).

Due to the investment loss for the year ended December 31, 2018, the performance compensation to DME II for subsequent years is reduced to 10% of net profits until all losses have been recouped and an additional amount equal to 150% of

Link to Table of Contents

the loss is earned. As of December 31, 2018, the reduced performance allocation of 10% is expected to be applied to 198.1% of future net investment returns before reverting to 20%.

For the year ended December 31, 2018, the realized gains and losses and the change in unrealized gains and losses included the impact of the transfer of assets from the Joint Venture to SILP effective September 1, 2018. All unrealized gains and losses relating to the assets that changed legal ownership to SILP were recorded as realized gains and losses in accordance with U.S. GAAP. We expect our investment income (loss), including any change in the net asset value of the investment in SILP and any realized and unrealized gains (or losses), to fluctuate from period to period. Fluctuations in realized and unrealized gains (or losses) are a function of both the market performance of the securities held in the Joint Venture investment account, and the timing of additions to and dispositions of securities in the Joint Venture investment account. Our investment advisor uses its discretion over when a gain (or loss) is realized on a particular investment. We believe that total investment related income, which includes both realized and unrealized gains (or losses), is the best way to assess our investment performance, rather than analyzing the realized gains (or losses) and unrealized gains (or losses) separately.

For the years ended December 31, 2018, 2017 and 2016, the gross investment returns on our investments managed by DME Advisors (excluding investment performance allocation) were (30.3)%, 1.7% and 7.8%, respectively, and were composed of the following:

	Year ended December 31
	2018	2017	2016
Long portfolio gains (losses)	(14.4)%	19.5%	18.7%
Short portfolio gains (losses)	(13.6)%	(15.1)%	(11.2)%
Macro gains (losses)	(0.7)%	(1.0)%	2.0%
Other income and expenses [1]	(1.6)%	(1.7)%	(1.7)%
Gross investment return	(30.3)%	1.7%	7.8%
Net investment return	(30.3)%	1.5%	7.2%
1 Excludes performance compensation but includes management fees.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed with us (the “Investment Portfolio” as defined in the SILP LPA). Effective from September 1, 2018, the investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio.

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

As of December 31, 2018, a gross deferred tax asset of $3.6 million (2017: $1.7 million) was included in other assets on the consolidated balance sheets. As of December 31, 2018, a deferred tax asset valuation allowance of $2.2 million was recorded by the Company. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of

Link to Table of Contents

the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

Due to the opportunistic and customized nature of our underwriting operations, we expect to report different loss and expense ratios in both our frequency and severity businesses from period to period.

The following table provides the ratios categorized as Property, Casualty and Other:

	Year ended December 31				Year ended December 31				Year ended December 31
	2018				2017				2016
	Property	Casualty	Other	Total	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	75.6%	75.5%	56.0%	71.6%	94.0%	78.8%	66.0%	80.3%	66.9%	78.9%	61.2%	74.2%
Acquisition cost ratio	24.0	26.2	40.1	28.6	26.7	23.8	33.5	25.8	29.9	24.5	29.8	26.2
Composite ratio	99.6%	101.7%	96.1%	100.2%	120.7%	102.6%	99.5%	106.1%	96.8%	103.4%	91.0%	100.4%
Underwriting expense ratio				2.6				2.5				3.2
Combined ratio				102.8%				108.6%				103.6%

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

Financial Condition

Total Investments; Financial Contracts Receivable; Financial Contracts Payable; Due to Related Party Investment Fund; Due to Prime Brokers and Other Financial Institutions

Prior to September 1, 2018, through the Joint Venture, we held various financial instruments, which included listed and unlisted equities, corporate and sovereign debt, commodities and derivatives. Effective September 1, 2018, we transferred a majority of our investments into SILP (see Note 3 of the consolidated financial statements). SILP issued limited partner interests proportionate to and based on the net asset value transferred. At December 31, 2018, certain investments which had not transferred legal ownership to SILP remained in the Joint Venture and were included in our consolidated balance sheet. Pursuant to the Participation Agreement, these assets had transferred the economic rights to SILP and we had a binding obligation to transfer the legal title of these assets to SILP. This obligation was $9.6 million as of December 31, 2018 and is reflected on the consolidated balance sheet under the caption “Due to related party investment fund”. Substantially all of the remaining investments were transferred from the Joint Venture to SILP on January 2, 2019.

Our investment in SILP has been presented on the consolidated balance sheets as an investment in a related party investment fund and included in total investments. The total investments reported in the consolidated balance sheets as of December 31, 2018, was $283.9 million, compared to $1,363.0 million as of December 31, 2017, a decrease of $1,079.1 million, or 79.2%. The decrease was primarily related to restructuring of our investments, including optimizing our collateral and de-leveraging the investment portfolio by an amount approximating our net loss reserves.

As of December 31, 2018, there were no financial contracts receivable and financial contracts payable since all derivatives were transferred to SILP. Similarly, as a result of the investment restructuring, we had no amounts due to prime brokers and other financial institutions as of December 31, 2018.

Link to Table of Contents

As of December 31, 2018, 77.7% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 16.7% was composed of instruments valued based on observable inputs other than quoted prices (Level 2) and 2.2% was composed of instruments valued based on non-observable inputs (Level 3). As of December 31, 2018, 3.4% of SILP’s investments were private equity funds valued using the funds’ net asset values as a practical expedient. Additionally all equity securities remaining in the Joint Venture as of December 31, 2018, were valued based on quoted prices in actively traded markets (Level 1). Our Level 3 investments were de-minimis as of December 31, 2018.

Restricted cash and cash equivalents

Our restricted cash decreased by $818.8 million, or 54.4%, from $1,503.8 million at December 31, 2017 to $685.0 million, as of December 31, 2018, primarily due to the transfer of derivatives and short investments from the Joint Venture to SILP as discussed above. As of December 31, 2018, the restricted cash and cash equivalents are solely related to trusts and letters of credits issued to our ceding insurers of $685.0 million (December 31, 2017: $551.7 million).

Securities Sold, Not Yet Purchased

As of December 31, 2018, there were no securities sold, not yet purchased, compared to $912.8 million at December 31, 2017, because all securities sold, not yet purchased were transferred to SILP as of December 31, 2018 (see above).

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable;

Reserves for loss and loss adjustment expenses were composed of the following:

	December 31, 2018			December 31, 2017
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$57,850	$30,977	$88,827	$59,278	$29,235	$88,513
Casualty	133,881	221,212	355,093	101,770	228,696	330,466
Other	20,179	18,563	38,742	17,040	28,361	45,401
Total	$211,910	$270,752	$482,662	$178,088	$286,292	$464,380

During the year ended December 31, 2018, the total loss and loss adjustment expense reserves increased by $18.3 million, or 3.9% to $482.7 million from $464.4 million as of December 31, 2017. The change in property reserves was primarily due to reserves set up relating to 2018 catastrophes and additional reserves from increased private passenger automobile premiums earned, partially offset by favorable loss development relating to the 2017 hurricanes and favorable loss development on prior period property contracts. The increase in casualty reserves was primarily related to an increase in motor liability and multi-line business and partially offset by the restructuring of a professional liability contract. The decrease in other reserves was partially due to favorable loss development on mortgage insurance contracts, as well as a mortgage insurance contract commuted during the period.

During the year ended December 31, 2018, the total loss and loss adjustment expenses recoverable increased by $14.2 million, or 48.4%, to $43.7 million from $29.5 million as of December 31, 2017. The increase primarily related to retroceded private passenger automobile contracts. See Note 9 of the accompanying consolidated financial statements for details on the credit risk of the retrocessionaires.

See Note 8 of the accompanying consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year and for an explanation of significant prior period loss developments.

For most of our contracts written as of December 31, 2018, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first dollar exposure, may not contain aggregate limits. Our property business, and to a lesser extent our casualty and other business, include certain contracts that contain or may contain natural peril loss exposure.

We estimate catastrophe loss exposure in terms of the probable maximum loss (“PML”). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary depending upon the modeled simulated

Link to Table of Contents

losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of January 1, 2019, our estimated net PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $91.5 million and $117.5 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2019:

	January 1, 2019
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$91,483	$107,635
Europe	43,937	48,848
Japan	23,348	25,584
Rest of the world	24,025	26,500
Maximum	91,483	117,475
Convertible Senior Notes Payable

During 2018 we strengthened our capital position through a private offering of $100 million aggregate principal senior unsecured convertible notes that mature in 2023 with an annual coupon rate of 4.00% The notes are convertible into Ordinary Class A shares. We utilized a portion of the proceeds to repurchase 1.0 million shares at a cost of $13.75 per share. See Note 10 for further disclosures relating to these notes.

Total Equity

Total equity reported on the consolidated balance sheet, which includes non-controlling interest, decreased by $366.5 million to $477.8 million as of December 31, 2018, compared to $844.3 million as of December 31, 2017. Retained earnings decreased primarily due to a net loss of $350.1 million reported for the year ended December 31, 2018. The non-controlling interest decreased by $12.4 million during the year ended December 31, 2018 primarily due to withdrawal by DME of its proportionate share of assets from the Joint Venture in conjunction with the transfer of assets from the Joint Venture to SILP. See Note 15 for additional information regarding non-controlling interests in related party joint venture.

The additional paid-in capital decreased by $3.6 million due to share repurchases for the year ended December 31, 2018, partially offset by an increase related to the issuance of senior unsecured convertible notes and share-based compensation for the period.

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

Link to Table of Contents

As of December 31, 2018, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (loss) (net of advisory compensation and investment expenses), including realized gains, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions,interest and general and administrative expenses. As of December 31, 2018, all of our investable assets, excluding strategic investments and funds required for business operations (including reinsurance obligations) and capital risk management, are invested by DME Advisors in accordance with our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of December 31, 2018, approximately 85% (December 31, 2017: 94%) of our investments managed by DME Advisors were composed of publicly-traded equity securities and other holdings which can be readily liquidated to meet our redemption requests.We record all investment income (loss), included any changes in net asset value of SILP and any unrealized gains and losses in our consolidated statements of operations for each reporting period.

For the years ended December 31, 2018, 2017 and 2016, the net cash provided by (used in) operating activities was $(59.3) million, $94.4 million and $(35.8) million, respectively. Included in the net cash used in and provided by operating activities were investment related expenses, such as investment advisor compensation, and net interest and dividend expenses (income) of $(6.3) million, $18.3 million and $23.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net cash primarily provided by (used for) our underwriting activities (which excludes investment related expenses) was $(65.6) million, $112.7 million and $(12.8) million for the years ended December 31, 2018, 2017 and 2016, respectively. Generally, in a given period if the premiums collected are sufficient to cover claim payments, we would generate cash from our underwriting activities.

For the year ended December 31, 2018, the cash used for our underwriting activities was primarily due to a decrease in premiums written compared to the same period in 2017 and to a lesser extent due to funds returned to cedents upon commutation and restructuring of certain contracts, as well as due to an increase in premiums ceded on retroceded contracts. Due to the inherent nature of our underwriting portfolio, claims are often paid several months or even years after the premiums are collected. The cash used in, and generated from underwriting activities may be volatile from period to period depending on the underwriting opportunities available.

For the year ended December 31, 2018, our investing activities used cash of $845.3 million (2017: provided cash of $201.7 million, 2016: used cash of $67.4 million), driven primarily by de-leveraging of our investments, which resulted in a significant reduction in the margin-borrowing from prime brokers. The decrease in restricted cash primarily related to the securities sold, not yet purchased that were transferred to SILP. While the transfer of these securities was a non-cash transfer, the restricted cash decreased by a corresponding amount. The transfer of securities sold, not yet purchased was netted against the long investments and the net non-cash investments transferred were $124.3 million.

For the year ended December 31, 2018, financing activities included issuance of $100.0 million of senior unsecured convertible notes less issuance costs. The net proceeds from the convertible note issuance was used partially to repurchase 1.0 million Class A ordinary shares and the remainder used for working capital purposes. During the year ended December 31, 2018, 2017 and 2016, total cash used for share repurchases was $16.5 million, $2.8 million and nil respectively.

As of December 31, 2018, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, realized gains and the disposition of other investment securities. As of December 31, 2018, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay

Link to Table of Contents

dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2018, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of December 31, 2018, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2018, we had two letter of credit facilities available with an aggregate capacity of $414.9 million (2017: $600.0 million). See Note 16 of the accompanying consolidated financial statements for details on the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of December 31, 2018, the aggregate amount of collateral provided to cedents under such arrangements was $671.6 million (2017: $566.4 million). As of December 31, 2018, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $685.0 million (2017: secured by equity and debt securities as well as restricted cash and cash equivalents totaling $578.3 million).

Each of the letter of credit facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2018.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021, unless renewed. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the year ended December 31, 2018.

On April 25, 2018 the Board of Directors adopted a new share repurchase plan for a one year period, effective July 1, 2018, which expires on June 30, 2019 unless renewed by the Board of Directors. The renewed plan increased the number of shares that may be repurchased to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2018, 1,180,000 Class A ordinary shares were repurchased by the Company at an average price of $13.98 per share.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of December 31, 2018, there were 1,122,170 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Link to Table of Contents

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2018 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$169	$232	$—	$—	$401
Interest and convertible note payable (2)	4,000	8,000	106,400	—	118,400
Loan facility (3)	5,750				5,750
Loss and loss adjustment expense reserves (4)	244,710	132,732	46,818	58,402	482,662
	$254,629	$140,964	$153,218	$58,402	$607,213
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)  Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, starting from February 1, 2019, as well as the payment of principal upon maturity on August 1, 2023.

(3)
As of December 31, 2018, we had made a commitment to fund $5.8 million under a $6.0 million loan facility (See Note 4). For purposes of the above table, we have assumed that the entire commitment will be made within one year.

(4)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and Greenlight Re has the option to renew the leases for a further five year term. The Company is in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until June 30, 2019.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 16 to the accompanying consolidated financial statements.

On September 1, 2018, SILP entered into a IAA with DME Advisors that entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the year ended December 31, 2018, our investment loss from SILP included management fees paid by SILP to DME Advisors of $3.1 million. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in any year subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. During the year ended December 31, 2018, the loss carry forward amount from the Joint Venture, adjusted for withdrawals relating to our loss reserves, was transferred to SILP.

Pursuant to the venture agreement, we were obligated to pay DME Advisors a monthly management fee of 0.125% on our share of the assets managed by DME Advisors and we provided DME a performance allocation equal to 20% of the net profit, calculated per annum, of the Company’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. The loss carry forward provision allowed DME to earn a reduced performance allocation of 10% of profits in any year subsequent to the year in which the investment account incurred a loss, until all the losses are recouped and an additional amount equal to 150% of the aggregate investment loss is earned. DME was not entitled to earn a performance allocation in a year in which the investment portfolio incurred a loss. For the year ended December 31, 2018, performance allocation of nil and management fees of $11.2 million were included in net investment loss. The venture agreement was terminated on January 2, 2019.

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

Link to Table of Contents

Our related party transactions are presented in Note 15 to the accompanying consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio that are disclosed in the consolidated financial statements, which would be considered off-balance sheet arrangements. Other than our investments in SILP and AccuRisk Holdings LLC (see Note 4 of the consolidated financial statements), we do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Equity Price Risk
As of December 31, 2018, our investments primarily consisted of an investment in SILP, which holds underlying equity securities and equity-based derivative instruments, as well as equity securities held in the Joint Venture, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of December 31, 2018, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $14.1 million, or 2.8%, of our investments in SILP and the Joint Venture.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of December 31, 2018, SILP’s investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in the price of gold.

Link to Table of Contents

The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our investment in SILP as of December 31, 2018. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in SILP’s investments.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)		($ in thousands)
Gold	$8,878	1.7%	$(8,878)	(1.7)%
We, along with DME Advisors, periodically monitor the net exposure to any other commodity price fluctuations and generally do not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of December 31, 2018, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £2.9 million. As of December 31, 2018, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.4 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.4 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We are also exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short), speculative foreign currency derivatives and/or cash positions due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2018, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our investments as of December 31, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)
British Pound	$(138)	—%	$138	—%
Euro	(243)	—	243	—
Other	240	—	(240)	—
Total	$(141)	—%	$141	—%

Computations of the prospective effects of hypothetical currency price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities denominated in foreign currencies and related foreign currency instruments, and should not be relied on as indicative of future results.

Link to Table of Contents

Interest Rate Risk
Our investment in SILP includes interest rate sensitive securities, such as corporate and sovereign debt instruments and interest rate swaps. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment in SILP as of December 31, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)
Debt instruments	$221	—%	$(229)	—%
Interest rate swaps	3,309	0.7	(3,309)	(0.7)
Net exposure to interest rate risk	$3,530	0.7%	$(3,538)	(0.7)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each instrument individually. We, along with DME’s Advisors, periodically monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

In addition, the securities, commodities, and cash in SILP’s investment portfolio are held with several prime brokers and derivative counterparties, subjecting SILP, and indirectly us, to the related credit risk from the possibility that one or more of them may default on their obligations. While we have no direct control over SILP, DME Advisors closely and regularly monitors the concentration of credit risk with each counterparty and, if necessary, transfer cash or securities between counterparties or request collateral to diversify and mitigate credit risk. Other than our investment in SILP and the fact that SILP’s investments and majority of cash balances are held by prime brokers, we have no other significant concentrations of credit risk.

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of SILP and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not have any material political risk exposure relating to our reinsurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors”).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

During 2018 we had entered into a reinsurance contract with a non-U.S insurer (the “cedent”) that provides liability insurance on a global basis to shipping vessels navigating into and out of ports worldwide including, potentially, in Iran. In light of recent developments regarding sanctions, the cedent is in regular contact with its insured and the cedent has taken appropriate and necessary steps to wind-down its Iran related activities. The cedent is required to be compliant with the reimposed OFAC sanctions. For the year ended December 31, 2018, our premiums relating to this reinsurance contract were negligible relative to our overall revenues or income.

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
February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
February 27, 2019	February 27, 2019

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
February 27, 2019	February 27, 2019

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
February 27, 2019	February 27, 2019

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
February 27, 2019	February 27, 2019

/s/ SIMON BURTON	/s/ HOPE TAITZ
Simon Burton Chief Executive Officer (principal executive officer)	Hope Taitz Director
February 27, 2019	February 27, 2019

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands
Opinion on Internal Control over Financial Reporting
We have audited Greenlight Capital Re, Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A - Controls and Procedures - Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, which statements reflect total assets of $557.8 million at December 31, 2018, and total income (loss) of $(70.0) million for the period from September 1, 2018 (commencement of operations) to December 31, 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP is based solely on the report of the other auditors.
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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
Grand Rapids, Michigan, USA
February 27, 2019

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the statement of assets, liabilities and partners’ capital of Solasglas Investments, LP (an equity method investee of Greenlight Capital Re, Ltd.) (the “Partnership”), including the condensed schedule of investments, as of December 31, 2018, and the related statements of operations, changes in partners’ capital and cash flows for the period from September 1, 2018 (commencement of operations) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”) (not presented separately herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018, and the results of its operations, changes in its partners’ capital and its cash flows for the period from September 1, 2018 (commencement of operations) to December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.
We have served as the Partnership’s auditor since 2018.
Grand Cayman, Cayman Islands
February 27, 2019

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2018	2017
Assets
Investments
Investment in related party investment fund, at fair value	$235,612	$—
Debt instruments, trading, at fair value	—	7,180
Equity securities, trading, at fair value	36,908	1,203,672
Other investments	11,408	152,132
Total investments	283,928	1,362,984
Cash and cash equivalents	18,215	27,285
Restricted cash and cash equivalents	685,016	1,503,813
Financial contracts receivable, at fair value	—	12,893
Reinsurance balances receivable	300,251	301,762
Loss and loss adjustment expenses recoverable	43,705	29,459
Deferred acquisition costs, net	49,929	62,350
Unearned premiums ceded	24,981	25,120
Notes receivable, net	26,861	28,497
Other assets	2,559	3,230
Total assets	$1,435,445	$3,357,393
Liabilities and equity
Liabilities
Due to related party investment fund	$9,642	$—
Securities sold, not yet purchased, at fair value	—	912,797
Financial contracts payable, at fair value	—	22,222
Due to prime brokers and other financial institutions	—	672,700
Loss and loss adjustment expense reserves	482,662	464,380
Unearned premium reserves	211,789	255,818
Reinsurance balances payable	139,218	144,058
Funds withheld	16,418	23,579
Other liabilities	5,067	10,413
Convertible senior notes payable, net of deferred costs	91,185	—
Total liabilities	955,981	2,505,967

Redeemable non-controlling interest in related party joint venture	1,692	7,169

Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,130,214 (2017: 31,104,830): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2017: 6,254,715))	3,638	3,736
Additional paid-in capital	499,726	503,316
Retained earnings (deficit)	(26,077)	324,272
Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	477,287	831,324
Non-controlling interest in related party joint venture	485	12,933
Total equity	477,772	844,257
Total liabilities, redeemable non-controlling interest and equity	$1,435,445	$3,357,393

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2018, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2018	2017	2016
Revenues
Gross premiums written	$567,531	$692,651	$536,072
Gross premiums ceded	(102,788)	(56,587)	(10,015)
Net premiums written	464,743	636,064	526,057
Change in net unearned premium reserves	43,620	(10,060)	(12,939)
Net premiums earned	508,363	626,004	513,118
Income (loss) from investment in related party investment fund [net of related party expenses of $3,100, $0 and $0, respectively]	(60,573)	—	—
Net investment income (loss) [net of related party expenses of $11,221, $19,863 and $24,543, respectively]	(262,533)	20,231	76,183
Other income (expense), net	(2,228)	(560)	(935)
Total revenues	183,029	645,675	588,366
Expenses
Loss and loss adjustment expenses incurred, net	363,873	502,404	380,815
Acquisition costs, net	145,475	161,740	134,534
General and administrative expenses	25,173	26,356	25,808
Interest expense	2,505	—	—
Total expenses	537,026	690,500	541,157
Income (loss) before income tax	(353,997)	(44,825)	47,209
Income tax (expense) benefit	(332)	451	(509)
Net income (loss)	(354,329)	(44,374)	46,700
Loss (income) attributable to non-controlling interest in related party joint venture	4,275	(578)	(1,819)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(350,054)	$(44,952)	$44,881
Earnings (loss) per share
Basic	$(9.74)	$(1.21)	$1.20
Diluted	$(9.74)	$(1.21)	$1.20
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,951,659	37,002,260	37,267,145
Diluted	35,951,659	37,002,260	37,340,018

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2018, 2017 and 2016
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2015	$3,703	$496,401	$325,287	$825,391	$11,118	$836,509
Issue of Class A ordinary shares, net of forfeitures	34	—	—	34	—	34
Share-based compensation expense, net of forfeitures	—	3,936	—	3,936	—	3,936
Change in non-controlling interest in related party joint venture	—	—	—	—	443	443
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	44,881	44,881	—	44,881
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$11,561	$885,803
Issue of Class A ordinary shares, net of forfeitures	13	—	—	13	—	13
Repurchase of Class A ordinary shares	(14)	(1,861)	(944)	(2,819)	—	(2,819)
Share-based compensation expense, net of forfeitures	—	4,840	—	4,840	—	4,840
Change in non-controlling interest in related party joint venture	—	—	—	—	1,372	1,372
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(44,952)	(44,952)	—	(44,952)
Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	20	—	—	20	—	20
Repurchase of Class A ordinary shares	(118)	(16,090)	(295)	(16,503)	—	(16,503)
Share-based compensation expense, net of forfeitures	—	4,604	—	4,604	—	4,604
Issuance of convertible notes	—	7,896	—	7,896	—	7,896
Change in non-controlling interest in related party joint venture	—	—	—	—	(12,448)	(12,448)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(350,054)	(350,054)	—	(350,054)
Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018, 2017 and 2016
(expressed in thousands of U.S. dollars)

Link to Table of Contents

	2018	2017	2016
Cash provided by (used in) operating activities
Net income (loss)	$(354,329)	$(44,374)	$46,700
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	60,573	—	—
Loss (income) from equity accounted investment	247	—	—
Net change in unrealized gains and losses on investments and financial contracts	32,597	41,444	(209,993)
Net realized (gains) losses on investments and financial contracts	236,887	(87,618)	113,836
Foreign exchange (gains) losses on investments	186	5,292	3,094
Share-based compensation expense, net of forfeitures	4,624	4,853	3,970
Amortization and interest expense	2,505	—	—
Depreciation expense	260	368	390
Net change in
Reinsurance balances receivable	1,511	(82,636)	(31,186)
Loss and loss adjustment expenses recoverable	(14,246)	(26,755)	664
Deferred acquisition costs, net	12,421	(1,328)	(1,199)
Unearned premiums ceded	139	(22,743)	874
Other assets	411	705	2,171
Loss and loss adjustment expense reserves	18,282	157,739	644
Unearned premium reserves	(44,029)	33,291	10,573
Reinsurance balances payable	(4,840)	102,643	23,089
Funds withheld	(7,161)	17,652	(1,216)
Other liabilities	(5,346)	(4,114)	1,802
Net cash provided by (used in) operating activities	(59,308)	94,419	(35,787)
Investing activities
Proceeds from redemptions from related party investment fund	96,635	—	—
Contributions to related party investment fund	(268,317)	—	—
Purchases of investments	(402,244)	(1,120,549)	(1,310,837)
Sales of investments, trading	1,002,374	1,036,665	1,470,118
Payments for financial contracts	(129,907)	(24,714)	(60,414)
Proceeds from financial contracts	44,596	82,789	20,426
Securities sold, not yet purchased	340,693	1,120,506	699,237
Dispositions of securities sold, not yet purchased	(844,379)	(1,253,176)	(792,970)
Change in due to prime brokers and other financial institutions	(672,700)	352,870	(76,623)
Change in notes receivable, net	1,636	5,237	(8,588)
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	(13,650)	2,079	(7,756)
Net cash provided by (used in) investing activities	(845,263)	201,707	(67,407)
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	96,576	—	—
Repurchase of Class A ordinary shares	(16,503)	(2,819)	—
Net cash provided by (used in) financing activities	80,073	(2,819)	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,369)	(4,718)	(3,048)
Net increase (decrease) in cash, cash equivalents and restricted cash	(827,867)	288,589	(106,242)
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	1,531,098	1,242,509	1,348,751
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$703,231	$1,531,098	$1,242,509
Supplementary information
Interest paid in cash	$11,088	$10,062	$7,823
Income tax paid in cash	4	—	—
Non-cash transfer of investments (Note 3)	125,008	—	—
The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2018, 2017 and 2016

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the “Law”) and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015 (“Irish Regulations”). GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

The Company and its reinsurance subsidiaries are party to a joint venture agreement (the “venture agreement”) with DME Advisors, LP (“DME Advisors”) and DME Advisors LLC (“DME”) under which the Company, its reinsurance subsidiaries and DME are participants in a joint venture (the “Joint Venture”) for the purpose of managing certain jointly held assets. The Joint Venture created through the venture agreement has been consolidated in accordance with ASC 810, Consolidation (ASC 810). The Company has recorded DME’s minority interests as “Redeemable non-controlling interests in related party joint venture” and “Non-controlling interests in related party joint venture” in the Company’s consolidated balance sheets. DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). The SILP LPA, in conjunction with a participation agreement, replaced the venture agreement and assigned and/or transferred Greenlight Re’s and GRIL’s invested assets in the Joint Venture to SILP. The Joint Venture was terminated on January 2, 2019 by which date all assets were transferred to SILP (see Note 3 for details).

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE”.

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL, Verdant and the Joint Venture. All significant intercompany transactions and balances have been eliminated on consolidation.

Reclassifications and changes in description

Changes in the consolidated statements of operations and statements of cash flows

The Company’s consolidated statements of operations previously used the caption “Net income (loss) including non-controlling interest” to represent the net income (loss) before deducting non-controlling interest. Similarly, the caption “Net income (loss)” was used to represent the net income (loss) available to the Company after deducting non-controlling interest. For the year ended December 31, 2018, the Company amended the captions as follows:

•The caption “Net income (loss) including non-controlling interest” was renamed “Net income (loss)”.
•The caption “Net income (loss)” was renamed “Net income (loss) attributable to Greenlight Capital Re, Ltd.”

In addition, the Company’s consolidated statements of cash flows previously started with net income (loss) excluding income (loss) from non-controlling interest. The net income (loss) from non-controlling interest was presented as a reconciling item to the net cash flow from operating activities. For the year ended December 31, 2018, the Company amended the presentation to start with “Net income (loss)” which includes income from non-controlling interest. The prior period

Link to Table of Contents

comparative has been reclassified to conform to the current period presentation. The reclassification had no impact on the Company’s results of operations, financial position, earnings (loss) per share or net cash provided by (used in) operating activities.

The Company adopted ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” during 2018 which resulted in reclassification of comparative periods presented in the Company’s consolidated statements of cash flows. Please refer to “Recently Issued Accounting Standards Adopted” in Note 2 for further details.

Other reclassification

Effective from the second quarter of 2018, contracts that cover more than one line of business are grouped as “multi-line”. The prior period comparative information in Note 17 has been reclassified to conform to the current period presentation. There was no material impact on the presentation of the Company’s results of operations or financial condition as a result of this reclassification.

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

Restricted Cash and Cash Equivalents

The Company maintains cash in segregated accounts with prime brokers and derivative counterparties. The amount of restricted cash held by prime brokers is primarily used to support the liabilities created from securities sold, not yet purchased and derivatives.

Restricted cash and cash equivalent balances are held to collateralize regulatory trusts and letters of credit issued to cedents (see Notes 5, 7 and 16). The amount of cash encumbered varies depending on the collateral required by those cedents.

The following table reconciles the cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total presented in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$18,215	$27,285
Restricted cash and cash equivalents	685,016	1,503,813
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$703,231	$1,531,098

Premium Revenue Recognition

The Company writes excess of loss contracts and quota share contracts, and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies and actuarial pricing models used by the Company. For excess of loss contracts, the total ultimate estimated premiums are recorded as premiums written at the inception of the contract. For quota share contracts, the premiums are recorded as written in the same periods in which the underlying insurance contracts are written, and are based on cession statements from cedents. These statements are typically received monthly or quarterly depending on the terms specified in each contract. For any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

Link to Table of Contents

Premium estimates are reviewed by management at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premiums. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the period in which they are determined. Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are not unusual and may result in significant adjustments in any period. A significant portion of amounts included in the caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets represent estimated premiums written, net of commissions and brokerage, and are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract that has no remaining coverage period are earned in full when written.

Certain contracts allow for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

Certain contracts may provide for a penalty to be paid if the contract is terminated and canceled prior to its expiration. Cancellation penalties are recognized in the period the notice of cancellation is received and are recorded in the Company’s consolidated statements of operations under the caption “Other income (expense), net”.

Premiums written are generally recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

Reinsurance Premiums Ceded

The Company reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written during the period in which the risks incept and the associated expense is recognized over the contract period in proportion to the protection provided. Unearned premiums ceded represent the unexpired portion of reinsurance obtained.

Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes and brokerage expenses. Acquisition costs incurred on reinsurance assumed are shown net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no significant premium deficiency adjustments recognized during the periods presented herein.

Policy acquisition costs also include profit commissions, which are recognized on a basis consistent with our estimate of losses and loss expenses. As of December 31, 2018, $8.5 million (2017: $11.9 million) of profit commission reserves were included in the caption “Reinsurance balances payable” in the Company’s consolidated balance sheets. For the year ended December 31, 2018, $18.2 million, (2017: $2.0 million, 2016: $6.5 million) of net profit commission expense was included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

Funds Withheld

Funds withheld represent reinsurance balances retained as collateral by the Company on retroceded contracts. Any interest expense that the Company incurs while these funds are withheld are included under the caption “Net investment income (loss)” in the consolidated statements of operations.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company’s loss and loss adjustment expense reserves are composed of:

●	case reserves resulting from claims notified to the Company by its clients; and
●
reserves for estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses which are known to the insurer or reinsurer).

Link to Table of Contents

These estimated ultimate reserves are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company’s reserving committee at least quarterly and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss estimates are based upon actuarial and statistical projections, an assessment of currently available data, predictions of future developments, estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves recorded. All adjustments to the estimates are recorded in the period in which they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

Loss and loss adjustment expenses recoverable represent the amounts due from retrocessionaires for unpaid loss and loss adjustment expenses on retrocession agreements. Ceded losses incurred but not reported are estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may ultimately be unable to recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance expenses recoverable when recovery is no longer probable.

For natural peril exposed business, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves as the Company deems appropriate. To establish IBNR loss estimates, the Company uses estimates communicated by ceding companies, industry data and information, knowledge of the business written and management’s judgment.

For all non-natural peril business, initial reserves for each individual contract are determined on the basis of a combination of: (i) the pricing analysis of the expected loss and loss expense ratio performed prior to the contract being bound; (ii) the underwriter’s detailed knowledge of the cedent, its operations and future business plans; and (iii) the professional judgment and recommendation of the Chief Actuary. In the pricing analysis, the Company utilizes information both from the individual client and from industry data. This information typically includes, but is not limited to, data related to premiums, losses, exposure, business mix, industry performance and associated trends covering as much history as deemed appropriate. The level of detail within the data obtained varies greatly depending on the underlying contract, line of business, client and/or coverage provided. In all cases, the Company requests each client to provide data for each reporting period, which, depending on the contract, could be on a monthly or quarterly basis. The exact data reporting requirements are specified in the terms and conditions of each contract. Where practical, historical reserving data that is received from a client is compared to publicly available financial statements of the client to identify, confirm and monitor the accuracy and completeness of the data.

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss and loss expense ratio. There may be a time lag from when claims are reported by the underlying insured to the Company’s cedent and subsequently when the cedent reports the claims to the Company. This time lag may impact the Company’s loss reserve estimates from period to period. Client reports have pre-determined due dates (for example, fifteen days after each month end). As a result, the time lag in the client’s reporting depends upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event. Once the updated information is received, the Company uses a variety of standard actuarial methods for its analysis each quarter. Such methods may include the following:

Link to Table of Contents

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

●
Expected Loss Ratio Method. Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is selected using industry data, historical company data and actuarial professional judgment. This method is typically used for lines of business and contracts where there are no historical losses or where past loss experience is not considered applicable to the current period.

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

●
Frequency / Severity Method. Ultimate losses are estimated under this method by multiplying the ultimate number of claims (i.e. the frequency multiplied by the exposure base on which the frequency has been determined), by the estimated ultimate average cost per claim (i.e. the severity). This approach enables trends and patterns in the rates of claims emergence (i.e. reporting) and settlement (i.e. closure), as well as in the average cost of claims, to be analyzed separately.

In addition, the Company may supplement its analysis with other reserving methodologies that are deemed to be relevant to specific contracts.

For each contract, the Company utilizes reserving methodologies that are deemed appropriate to calculate a best, or “point,” estimate of reserves. The decision as to whether to use a single methodology or a combination of multiple methodologies depends upon the segment of the portfolio being analyzed and the judgment of the actuaries. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain methods are considered more appropriate than others depending on the type, structure, age, maturity and duration of the expected losses on the contract. For example, the ultimate incurred loss for contracts that are relatively new (and therefore have experienced little paid loss development) may be more appropriately estimated using a Bornhuetter-Ferguson reported loss method than a paid loss development method.

The Company’s gross aggregate reserves are the sum of the point estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves. Each quarter, the Company’s reserving committee, which is led by the Chief Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s reserving department. The reserving committee reviews, discusses and puts forward a recommendation as to what the booked loss reserves should be for the Company for approval to the Audit Committee.

Additionally, an independent third-party actuarial firm performs a quarterly reserve review and annually opines on the reasonableness and adequacy of the aggregate loss reserves. The Company provides the third-party actuarial firm with its pricing models, reserving analysis and any other data. Additionally, the actuarial firm may inquire as to the various assumptions and estimates used in the reserving analysis. The actuarial firm independently creates its own reserving models based on industry loss information, augmented by specific client loss information as well as its own independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a loss reserve estimate for each segment in the portfolio and recommends an aggregate loss reserve, including IBNR. In the event of material differences between the Company's aggregated booked reserves and the actuarial firm's recommended reserves, the reserving committee and Audit Committee would be notified, with the reserves adjusted as deemed appropriate. To date there have been no material differences resulting from the external actuary’s reviews requiring adjustments to the Company’s booked reserves.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2018 and 2017, we did not have a significant backlog in our claims processing.

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves during the year ended December 31, 2018.

Link to Table of Contents

 Notes Receivable

Notes receivable represent promissory notes receivable from third parties. These notes are recorded at cost plus accrued interest, if any, which approximates the fair value. Interest income and realized gains or losses on sale of notes receivable are included in the caption “Net investment income (loss)” in the consolidated statements of operations.

The Company regularly reviews all notes receivable individually for impairment and records valuation allowance provisions for uncollectible and non-performing notes. The Company places notes on non-accrual status when the recorded value of the note is not considered impaired but there is uncertainty as to the collection of interest in accordance with the terms of the note. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is treated on a cash basis and recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

At December 31, 2018, $9.8 million of notes receivable (net of any valuation allowance) were on non-accrual status
(2017: $14.4 million) and payments received were applied to reduce the recorded value of the notes.

At December 31, 2018 and 2017, $0.2 million and $0.1 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s consolidated balance sheets. Based on management’s assessment, the recorded values of the notes receivable, net of valuation allowance, at December 31, 2018 and 2017, were assessed to be fully collectible.

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the consolidated statements of income as other income or expense. The Company’s deposit assets and liabilities are recorded in the consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable”, respectively. At December 31, 2018, deposit assets and deposit liabilities were $11.9 million and $52.9 million, respectively (2017: $19.4 million and $28.1 million, respectively). For the year ended December 31, 2018, interest income and expense on deposit accounted contracts was $1.5 million and $1.2 million, respectively (2017: interest income and expense of $0.2 million and $0.6 million, respectively).

Equity Method Accounted Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Net investment income (loss)’’ in the Consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Other investments’’ in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed the obligations of the investee company or has committed additional funding (see Notes 3 and 4).

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These legal entities are referred to as “variable interest entities” or “VIEs.”

Link to Table of Contents

The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any such entities.

Financial Instruments

The Company invests in debt instruments and equity securities that are classified as “trading securities” and are carried at fair value.

The Company purchases “other investments” which may include investments in private and unlisted equity securities, limited partnerships and commodities, all of which are carried at fair value.

For securities classified as “trading securities” and “other investments”, any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

Interest income and interest expense are recorded on an accrual basis. Dividend income and expense are recorded on the ex-dividend date. “Ex-dividend” indicates that the quoted price of a share of stock excludes the value of a declared dividend. Investors purchasing shares between the declaration and ex-dividend dates are entitled to receive the dividend, whereas investors purchasing shares on or after the ex-dividend date are not entitled to the dividend.

Derivative Financial Instruments

The Company enters into financial contracts with counterparties as part of its investment strategy. Financial contracts, which include total return swaps, credit default swaps (“CDS”), futures, options, currency forwards and other derivative instruments, are recorded at their fair values with any changes in unrealized gains and losses included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations. The caption “Financial contracts receivable” in the Company’s consolidated balance sheets represents derivative contracts whereby, based upon the contract’s current fair value, the Company will be entitled to receive payments upon settlement of the contract. The caption “Financial contracts payable” represents derivative contracts whereby, based upon each contract’s current fair value, the Company will be obligated to make payments upon settlement of the contract.

The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off outstanding balances due from the defaulting party against payments owed to the defaulting party or collateral held by the non-defaulting party.

Additionally. the Company may, from time to time, enter into underwriting-related derivatives including industry loss warranty (“ILW”) contracts.

Transfer of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, are included as realized gains (losses) within the caption “Net investment income (loss)” in the accompanying consolidated statements of operations.

In instances where a transfer of financial assets does not qualify for sale accounting, the transaction is accounted for as a collateralized borrowing. Accordingly, the related assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred (see Notes 3 and 4).

Share-Based Compensation

The Company has established a stock incentive plan for directors, employees and consultants.

Link to Table of Contents

The Company recognizes share-based compensation costs on the basis of the fair value at the grant date of the award. The Company measures compensation for restricted shares and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. For restricted shares and RSUs with both service and performance vesting conditions, the expense is recognized based on management’s estimate of the probability of the performance conditions being achieved based on historical results and expectations of future results. If the performance conditions are expected to be met, the expense is attributed to the period for which the requisite service has been rendered. For restricted shares and RSUs with only service vesting conditions, the expense is recognized on a straight line basis over the vesting period, net of any estimated or expected forfeitures.

The forfeiture rate is estimated based on the Company’s historical actual forfeitures relating to restricted shares and RSUs granted to employees. The forfeiture rate is reviewed annually and adjusted as necessary. No forfeiture rate is used for restricted shares granted to directors which vest over a twelve-month period.

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses the Black-Scholes option pricing model to assist in the calculation of fair value for share purchase options. The model requires estimation of various inputs such as estimated term, forfeiture and dividend rates and expected volatility. In determining the grant date fair value, the Company uses the full ten-year life of the options as the estimated term, and assumes no forfeitures and no dividends paid during the life of the options. The estimate of expected volatility is based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading (May 24, 2007) to the grant date.

For share purchase options issued under the employee stock incentive plan, the compensation cost is calculated and recognized over the vesting periods on a graded vesting basis (see Note 12).

Convertible Notes

The Company has determined that the senior convertible notes’ cash conversion option represents an embedded derivative, which has therefore been bifurcated from the underlying contract for financial reporting purposes. For the debt component, the Company recorded a liability equivalent to the present value of comparable debt without the conversion features at the time of issuance. The remainder of the proceeds, which represented the embedded derivative, were included in additional paid-in capital, a component of shareholders’ equity.
Costs incurred in issuing the convertible notes consisted primarily of underwriting, legal, accounting and printing fees. The Company allocated the costs associated with the debt and derivative components ratably to the liability and shareholders’ equity balances, respectively. The debt-related portion of these costs has been capitalized and deducted from the principal of senior convertible notes payable in the Company’s consolidated balance sheets. These costs are amortized over the term of the debt and are included in the caption “Interest expense” in the Company’s consolidated statements of operations. The issuance costs allocated to the embedded derivative have been deducted from additional paid-in capital.

Foreign Exchange

The reporting and functional currency of the Company and all its subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are converted at the exchange rate in effect at the balance sheet date and exchange gains and losses, if any, are included in the caption “Other income (expense), net” in the Company’s consolidated statements of operations.

Other Assets

Other assets consist primarily of prepaid expenses, fixed assets, other receivables and deferred tax assets.

Link to Table of Contents

Other Liabilities

Other liabilities consist primarily of employee bonus accruals. At December 31, 2018, other liabilities included estimated accrued bonus of $3.3 million (2017: $6.4 million). Under the Company’s bonus program, the majority of employees’ target bonus consists of two components: a discretionary component based on a qualitative assessment of such employee’s performance and a quantitative component based on the return on deployed equity (‘‘RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued at each employee’s target amount, which may differ significantly from the actual amount approved and awarded annually by the Compensation Committee. The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The actual quantitative bonus, which requires the approval of the Compensation Committee, is paid in annual installments of three to five years from the end of the year in which the business was underwritten. Any further changes are incorporated into the following open underwriting year. The expected RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the RODE initially calculated and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Also included in the caption “Other liabilities” are accruals for professional fees and other general expenses.

Comprehensive Income (Loss)

The Company has no comprehensive income or loss, other than the net income or loss disclosed in the consolidated statements of operations.

Earnings (Loss) Per Share

The Company treats its unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, as “participating securities.” Basic earnings (loss) per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following:

•	RSUs issued that would convert to common shares upon vesting;

•	additional potential common shares issuable when stock options are exercised, determined using the treasury stock method; and

•	those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments, determined using the treasury stock method.

Diluted earnings (or loss) per share contemplates a conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. In the event of a net loss, all RSUs, stock options outstanding, convertible debt and participating securities are excluded from the calculation of both basic and diluted loss per share as their inclusion would be anti-dilutive.

The table below presents the shares outstanding for the purposes of its calculation of earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31
	2018	2017	2016
Weighted average shares outstanding - basic	35,951,659	37,002,260	37,267,145
Effect of dilutive employee and director share-based awards	—	—	72,873
Weighted average shares outstanding - diluted	35,951,659	37,002,260	37,340,018
Anti-dilutive stock options outstanding	935,627	358,741	435,991
Participating securities excluded from calculation of loss per share	432,457	331,510	—

Link to Table of Contents

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2017: 21%). Verdant’s tax years 2014 and beyond remain open and subject to examination by the IRS.

GRIL is incorporated in Ireland and therefore is subject to the Irish corporation tax rate of 12.5% on its trading income, and 25% on its non-trading income, if any.

Any deferred tax asset is evaluated for recovery and a valuation allowance is recorded to the extent that the Company considers it more likely than not that all or a portion of the deferred tax asset will not be realized in the future. Other than the evaluation of a valuation allowance for deferred tax assets, the Company has not taken any income tax positions that are subject to significant uncertainty that is reasonably likely to have a material impact on the Company.

Segment Information

The Company manages its business on the basis of one operating segment, Property and Casualty Reinsurance.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). This guidance made targeted improvements to address certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2018-03 during 2018. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”) to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 during 2018 and consequently the Company’s restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. For comparative purposes, amounts in the prior years have been reclassified to conform to current year presentations. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new standard.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10). Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 during 2018. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new standard.

The FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers”, and related amendments, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13, (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 became effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted Topic 606 during 2018, and as the Company’s revenues generally relate to reinsurance contracts and

Link to Table of Contents

investment income, there was no material impact on the Company’s results of operations or financial condition upon adoption of the new standard.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, to add a transition option allowing entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. ASU 2018-11 and ASU 2016-02 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company currently has operating leases for its office spaces as disclosed in Note 16 of the consolidated financial statements which will be recognized as right-of-use asset upon adoption of ASU 2016-02. The Company is in the process of evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements and anticipates the adoption of ASU 2018-11 and ASU 2016-02 to have no material impact on the Company’s results of operations or financial condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendment is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during 2020.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

Effective September 1, 2018, Greenlight Re and GRIL entered into the SILP LPA with DME II. In accordance with the SILP LPA, DME II serves as the general partner of SILP. Pursuant to the IAA, DME Advisors is the investment manager for SILP. In addition, on September 1, 2018, Greenlight Re and GRIL, together the “GLRE Limited Partners”, and SILP executed a Participation Agreement pursuant to which the GLRE Limited Partners transferred a participation interest in the assets that were subject to the Joint Venture (except for certain assets that were mutually agreed and excluded from participating) to SILP (collectively referred to as the “LP Transaction”). SILP issued limited partner interests to the GLRE Limited Partners proportionate to and based on the net asset value transferred by each such entity effective September 1, 2018. The Joint Venture was terminated on January 2, 2019, the date by which substantially all assets were transferred to SILP in accordance with the SILP LPA.

As a result of the changes described above, the Company’s investment in SILP has been presented on the consolidated balance sheets in the caption “Investment in related party investment fund”. In assessing the Company’s interest in SILP in accordance with the Company’s accounting policy for variable interest entities, the Company determined whether the GLRE Limited Partners met the power and benefits criterion. The Company determined that DME II serves as SILP’s general partner and has the power of appointing the investment manager. The Company does not have the power to appoint, change or replace the investment manager or the general partner except “for cause.” Neither of the GLRE Limited Partners can participate in the investment decisions of SILP as long as SILP adheres to the investment guidelines provided within the SILP LPA. The Company concluded that since GLRE Limited Partners did not have substantive participating rights or kick-out rights, it did not meet the power criterion. The Company determined that DME II meets the power criterion and further considered whether DME II meets the benefits criterion. DME II holds an interest in excess of 10% of SILP’s net assets which the Company considers to represent an obligation to absorb losses and a right to receive benefits of SILP that are significant to SILP. Consequently, the Company has determined that DME II meets the benefits criterion as well as the power criterion and is therefore SILP’s primary beneficiary.

The Company accounted for the transfer of the investment assets to SILP as a sale. The underlying investment liabilities were extinguished from the Company’s consolidated balance sheet as they were either settled, novated or legally transferred to SILP as part of the LP Transaction. There were no net gains or losses resulting from the transfer of net assets. There was no cash paid or received by the Company as part of the LP Transaction.

Link to Table of Contents

At December 31, 2018, certain assets that were subject to the Participation Agreement for which the GLRE Limited Partners received an interest in SILP had not transferred legal title to SILP. While the rights and privileges relating to those assets had been transferred to SILP, those assets are reported on the consolidated balance sheets until legal title has transferred to SILP. The Company has accounted for those assets as collateralized borrowing and recorded a liability in the caption, “Due to related party investment fund”, relating to the Company’s obligation to transfer those assets to SILP.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of December 31, 2018, the net asset value of the GLRE Limited Partners’ investment in SILP was $235.6 million, representing 84.9% of SILP’s total net assets. The remaining 15.1% of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third party administrator, which approximates fair value. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. The majority of SILP’s long investments are composed of publicly-traded equity securities and other holdings, which can be readily liquidated to meet any GLRE Limited Partners’ redemption requests. The Company’s share of change in the net asset value of SILP for the year ended December 31, 2018 was a loss of $60.6 million, and included in the caption “Income (loss) from investment in related party investment fund” in the Company’s consolidated statements of operations.

During the year ended December 31, 2018, the Company transferred the rights to $366.3 million of net investments from Greenlight RE and GRIL’s Joint Venture investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gain or loss. The transfer of assets included non-cash items as follows:

Non-cash transactions	($ in thousands)
Net investments transferred to related party investment fund (excluding cash and restricted cash)	$124,344
Participating interest transferred to related party investment fund	664
Total non-cash transfer of assets	$125,008

The Company has determined that for its fiscal year ended year ended December 31, 2018, the Company’s investment in SILP did not meet the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The summarized financial statements of SILP are presented below.

Link to Table of Contents

Summarized Statement of Operations of Solasglas Investments, LP

From September 1, 2018 (commencement of operations) to December 31, 2018
($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$2,160
Interest income	1,868
Total Investment income	4,028

Expenses
Management fee	(3,100)
Interest	(2,627)
Dividends	(1,608)
Professional fees and other	(483)
Total expenses	(7,818)
Net investment income (loss)	(3,790)

Realized and change in unrealized gains (losses) on investments
Net realized gain (loss) on investments	(80,996)
Net change in unrealized appreciation on investments	14,789
Net gain (loss) on investments	(66,207)

Net income (loss)	$(69,997)

GLRE Limited Partners’ share of net income (loss)	$(60,573)

Link to Table of Contents

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

December 31, 2018
($ in thousands)
Assets
Investments, at fair value	$464,461
Due from brokers	77,821
Cash and cash equivalents	13,200
Interest and dividends receivable	2,358
Total assets	557,840

Liabilities and partners’ capital
Liabilities
Investments sold, not yet purchased, at fair value	(225,072)
Notes Payable	(30,000)
Due to brokers	(23,951)
Interest and dividends payable	(1,238)
Other liabilities	(169)
Total liabilities	(280,430)

Net Assets	$277,410

GLRE Limited Partners’ share of Net Assets	$235,612

4.     FINANCIAL INSTRUMENTS

In the normal course of its business, the Company purchases and sells various financial instruments, which may include listed and unlisted equities, corporate and sovereign debt, commodities, futures, put and call options, currency forwards, other derivatives and similar instruments sold, not yet purchased.

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to the value of financial contracts receivable and assets held at counterparties. The Company mitigates its counterparty credit risk by (i) using several counterparties, which decreases the likelihood of any significant concentration of credit risk with any one counterparty and (ii) obtaining collateral from its counterparties based on the value of the financial contracts receivable. In addition, the Company is exposed to credit risk on corporate and sovereign debt instruments to the extent that the debtors may default on their debt obligations.

The Company is exposed to market risk including interest rate and foreign exchange fluctuations on financial instruments that are valued at market prices. Market movements can be significant and difficult to predict. This volatility may affect the gains or losses ultimately realized by the Company upon the sale of its holdings, as well as the amount of net investment income (loss) reported in the consolidated statements of operations. Management utilizes the services of the Company’s investment advisor to monitor the Company’s positions to reduce the risk of loss due to changes in market values. The investment advisor may be limited in its ability to trade certain investments on behalf of the Company.

Purchases and sales of investments are disclosed in the Company’s consolidated statements of cash flows. The following table summarizes the change in unrealized gains and losses and the realized gains and losses on financial instruments included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

Link to Table of Contents

	Year ended December 31
	2018	2017	2016
	($ in thousands)
Gross realized gains	$303,674	$267,904	$188,700
Gross realized losses	(540,561)	(180,286)	(302,536)
Net realized gains (losses)	$(236,887)	$87,618	$(113,836)
Change in unrealized gains and losses	$(32,597)	$(41,444)	$209,993
As of December 31, 2018, cash and investments with a fair value of $221.7 million (2017: $200.4 million) have been pledged as security against letters of credit issued, and $463.4 million (2017: $377.9 million) have been pledged as security relating to regulatory trusts.

As of December 31, 2018, the Company’s investments in SILP was in excess of 10% of the Company’s total shareholders’ equity, with fair value of $235.6 million, representing 49.3%, of total shareholders’ equity.

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

Investments

Debt instruments, trading

At December 31, 2018, the Company held no debt instruments as a result of the LP Transaction discussed in Note 3 above.

At December 31, 2017, the Company held the following debt instruments:

	Cost/ amortized cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Corporate debt – U.S.	$8,508	$—	$(7,186)	$1,322
Corporate debt – Non U.S.	2,109	—	(2,057)	52
Municipal debt – U.S.	5,831	—	(25)	5,806
Total debt instruments	$16,448	$—	$(9,268)	$7,180

The maturity distribution for debt instruments held at December 31, 2017, was as follows:

	2017
	Cost/ amortized cost	Fair value

Within one year	$7,557	$441
From one to five years	—	—
From five to ten years	2,109	52
More than ten years	6,782	6,687
	$16,448	$7,180

Link to Table of Contents

Equity securities, trading

At December 31, 2018, the following long positions were included in the caption “Equity securities, trading”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$50,521	$1,015	$(14,628)	$36,908
Total equity securities	$50,521	$1,015	$(14,628)	$36,908

At December 31, 2017, the following long positions were included in the caption “Equity securities, trading”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$1,014,426	$208,350	$(19,104)	$1,203,672
Total equity securities	$1,014,426	$208,350	$(19,104)	$1,203,672

Other Investments

“Other investments” include commodities and private securities and unlisted funds and investments accounted for under the equity method which are not significant to present separately on the balance sheet. As of December 31, 2017, all commodities were composed of gold bullion.

At December 31, 2018, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$6,672	$—	$(267)	$6,405
Investment accounted for under the equity method	NA	NA	NA	5,003
Total Other Investments				$11,408

At December 31, 2018, the Company held a 58% interest in AccuRisk Holdings LLC (“AccuRisk”) and had provided a $6.0 million credit facility to AccuRisk. The Company’s involvement in AccuRisk includes providing capital and funding for AccuRisk’s expansion plans and providing reinsurance to business produced by AccuRisk. The Company has determined that AccuRisk is a VIE, of which the Company is not the primary beneficiary. The Company has accounted for its investment in AccuRisk under the equity method and included it under “Other Investments”. The carrying value of AccuRisk is adjusted based on the Company’s share of ownership, including its share of the income (loss) reported in quarterly management accounts by AccuRisk. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment in AccuRisk plus any loans outstanding to AccuRisk (see Note 16). For the year ended December 31, 2018, the Company’s share of AccuRisk’s net income (loss) was $(0.2) million which was included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

At December 31, 2017, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Commodities	$101,184	$20,318	$—	$121,502
Private investments and unlisted equity funds	25,316	5,314	—	30,630
	$126,500	$25,632	$—	$152,132

Link to Table of Contents

Private and unlisted equity funds include private equity securities that did not have readily determinable fair values and the Company applied the measurement alternative under ASU 2016-01 and ASU 2018-03. At December 31, 2018 the carrying value of the private equity securities without readily determinable fair value was $5.7 million (December 31, 2017: $3.9 million). The carrying values of the private equity securities are determined based on the original cost, reviewed for impairment and any subsequent changes in the valuation based on periodic third party valuations or recent observable transactions of those securities. There were no meaningful upward or downward adjustments to the carrying values of the private equity securities for the year ended December 31, 2018.

Investments in Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities in the market at prevailing prices to settle its obligations. To establish a position in a security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities.

As a result of the LP Transaction described in Note 3, the Company held no investments in securities sold, not yet purchased at December 31, 2018.

At December 31, 2017, the following securities were included in the caption “Investments in securities sold, not yet purchased”:

	Proceeds	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$(643,148)	$17,541	$(187,045)	$(812,652)
Sovereign debt – Non U.S.	(96,231)	—	(3,914)	(100,145)
	$(739,379)	$17,541	$(190,959)	$(912,797)

Financial Contracts

Prior to the LP Transaction described in Note 3 above, the Company had entered into total return equity swaps, interest rate swaps, commodity swaps, options, warrants, rights, futures and forward contracts with various financial institutions to meet certain investment objectives. Under the terms of each of these financial contracts, the Company was either entitled to receive or was obligated to make payments, which are based on the product of a formula contained within each contract that includes the change in the fair value of the underlying or reference security. As of December 31, 2018, the Company had no remaining financial contracts as a result of the LP Transaction.

At December 31, 2017, the fair values of financial contracts outstanding were as follows:

Link to Table of Contents

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

The Company includes gains and losses on derivatives in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, the Company reported gains and losses on derivatives as follows:

Derivatives not designated as hedging instruments	Gain (loss) on derivatives recognized in income
	Year ended December 31
	2018	2017	2016
	($ in thousands)
Commodity swaps	$4,402	$(9,293)	$10,474
Forwards	(2,983)	2,507	(302)
Futures	(13,339)	(399)	376
Interest rate options	(1,771)	—	—
Interest rate swaps	(255)	136	218
Options, warrants, and rights	(14,627)	(18,455)	10,261
Total return swaps – equities	(10,981)	2,281	28,612
Total	$(39,554)	$(23,223)	$49,639

The Company generally does not enter into derivatives for risk management or hedging purposes. The volume of derivative activities varies from period to period depending on potential investment opportunities.

Link to Table of Contents

For the year ended December 31, 2018, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2018
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Commodity swaps	$34,792	$85,669
Forwards	65,819	105,017
Futures	423,374	440,594
Interest rate options (1)	1,783,000	1,783,000
Interest rate swaps	—	28,758
Options, warrants and rights (1)	298,830	225,142
Total return swaps	25,480	157,533
Total	$2,631,295	$2,825,713
(1) Exited amount excludes derivatives which expired or were exercised during the period.

For the year ended December 31, 2017, the Company’s volume of derivative activities (based on notional amounts) was as follows:

	Year ended December 31, 2017
Derivatives not designated as hedging instruments (notional amounts)	Entered	Exited
	($ in thousands)
Commodity swaps	$2,025	$41,830
Forwards	34,652	1,739
Futures	38,207	32,537
Options, warrants and rights (1)	950,811	133,407
Total return swaps	258,874	355,446
Total	$1,284,569	$564,959
(1) Exited amount excludes derivatives which expired or were exercised during the period.

The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheets on a gross basis. The Company has pledged cash collateral to derivative counterparties to support the current value of amounts due to the counterparties on its derivative instruments.

As of December 31, 2018, the Company did not hold any gross or net derivative instruments.

Link to Table of Contents

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

   Fair Value Hierarchy

The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The fair values of the Company’s listed equity investments are derived based on Level 1 inputs. The fair values of listed equities that have restrictions on sale or transfer which expire within one year, are determined by adjusting the observed market price of the equity using a liquidity discount based on observable market inputs.

The fair values of most debt instruments are derived based on Level 2 inputs, generally the average of multiple market maker or broker quotes which are considered to be binding. Where quotes are not available, debt instruments are valued using Level 3 inputs including cash flow models using assumptions and estimates that may be subjective and non-observable.

The fair values of commodities are determined based on Level 1 inputs.

The Company maximizes the use of Level 2 inputs when deriving the fair values for “other investments”. For limited partnerships and private and unlisted equity securities, where observable inputs are not available, the fair values are derived based on Level 3 inputs, such as management’s assumptions developed from available information using the services of the investment advisor.

For certain private equity fund investments, the Company has elected to measure the fair value using the net asset value practical expedient, and accordingly these investments are not assigned a Level within the fair value hierarchy.

Exchange-traded futures or options contracts are based on the movement of a particular index, equity security, commodity, currency or interest rate. Where such contracts are traded in an active market, the Company’s obligations or rights on these contracts are valued based on Level 1 or Level 2 inputs. The total return swaps are valued based on Level 2 inputs.

Amounts invested in exchange-traded options and over the counter (“OTC”) options are recorded either as an asset or liability at inception. Subsequent to initial recognition, unexpired exchange traded option contracts are valued based on Level 1 inputs. For OTC options or exchange traded options where a quoted price in an active market is not available, fair values are

Link to Table of Contents

derived based upon Level 2 inputs such as multiple quotes from brokers and market makers, which are considered to be binding.

A CDS trading in an active market is valued at fair value based on broker or market maker quotes for identical instruments in an active market or on the current credit spreads on identical contracts, both Level 2 inputs.

The Company’s financial instruments are carried at fair value, and the net unrealized gains or losses are included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2018:

	Fair value measurements as of December 31, 2018
Description	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	($ in thousands)
Assets:
Listed equity securities	$36,908	$—	$—	$36,908
Private and unlisted equity securities	—	—	664	664
	$36,908	$—	$664	$37,572
Investment in related party investment fund measured at net asset value (1) (2)				235,612
Equities without readily determinable fair values for which measurement alternative is applied				5,741
Investment accounted for under the equity method				5,003
Total investments				$283,928
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

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2018
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$880	$6,108	$6,988
Sales	(916)	(1,890)	(2,806)
Total realized and unrealized gains (losses) and amortization included in earnings, net	36	(304)	(268)
Transfers out of Level 3	—	(3,250)	(3,250)
Ending balance	$—	$664	$664

During the year ended December 31, 2018, the sales of debt instruments and private and unlisted equities measured at fair value using Level 3 inputs were the result of the LP Transaction. For the year ended December 31, 2018, the private and unlisted equity securities without readily determinable fair values, for which measurement alternative is applied, were transferred out of Level 3 fair value hierarchy. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2018.

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

For the year ended December 31, 2018, there were $0.1 million net realized losses relating to Level 3 securities (2017: nil).

For Level 3 securities still held as of the reporting date, the change in net unrealized gains (losses) for the year ended December 31, 2018 of $(0.3) million (2017: net unrealized gains $0.2 million), were included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

5.      DUE TO PRIME BROKERS AND OTHER FINANCIAL INSTITUTIONS

Amounts due to prime brokers represent margin-borrowing from prime brokers and custodians relating to investments purchased on margin. In addition under term margin agreements with prime brokers and revolving credit facilities with custodians and a letter of credit facility agreement, the Company pledged certain investment securities to borrow cash. The cash borrowed under a letter of credit facility agreement was placed in a custodial account in the name of the Company and this custodial account provided collateral for any letters of credit issued. Similarly for the trust accounts, the Company borrowed cash from prime brokers or custodians which was placed in a trust account for the benefit of the cedent. As there was no legal right of offset, the Company’s liability for the cash borrowed from the prime brokers and custodians was included on the consolidated balance sheets as due to prime brokers and other financial institutions while the cash held in the custodial account and trust accounts were included on the consolidated balance sheets as restricted cash and cash equivalents.

As of December 31, 2018, as a result of the LP Transaction (see Note 3), there were no amounts borrowed from prime brokers or custodians and no investments were pledged to prime brokers or custodians to fund the letters of credit and trust accounts. As of December 31, 2017, the Company had amounts due to prime brokers and amounts due to other financial institutions of $647.7 million and $25.0 million, respectively.

Link to Table of Contents

6.     CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents as of December 31, 2018 and 2017 were composed of the following:

	December 31, 2018	December 31, 2017
	($ in thousands)
Cash at banks	$7,295	$27,239
Cash held with brokers	10,920	46
Total cash and cash equivalents	$18,215	$27,285

Due to the short term nature of cash and cash equivalents, the above noted carrying values approximate their fair value. Cash at banks include cash held at non-U.S. financial institutions which are not insured by the FDIC or any other deposit insurance programs.

7.     RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents include amounts held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Notes 5 and 16). As of December 31, 2018 and 2017, the restricted cash and cash equivalents were composed of the following:

	December 31, 2018	December 31, 2017
	($ in thousands)
Cash held as collateral in trust accounts	$463,361	$377,932
Cash collateral relating to letters of credit issued	221,655	173,748
Cash held by prime brokers relating to securities sold, not yet purchased	—	912,796
Cash and cash equivalents held by swap counterparties	—	39,337
Total restricted cash and cash equivalents	$685,016	$1,503,813

As of December 31, 2018, as a result of the LP Transaction (see Note 3), there were no restricted cash and cash equivalents held by prime brokers or swap counterparties. As of December 31, 2017, the amount of restricted cash held by prime brokers was primarily used to support the liability created from securities sold, not yet purchased. Cash held by swap counterparties was used to support the current value of amounts that were due to the swap counterparty based on the value of the underlying security.

8.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At December 31, 2018 and 2017, loss and loss adjustment expense reserves were composed of the following:

	2018	2017
	($ in thousands)
Case reserves	$211,910	$178,088
IBNR	270,752	286,292
Total	$482,662	$464,380

Link to Table of Contents

A summary of changes in outstanding loss and loss adjustment expense reserves is presented in the table below.

Consolidated	2018	2017	2016
	($ in thousands)
Gross balance at January 1	$464,380	$306,641	$305,997
Less: Losses recoverable	(29,459)	(2,704)	(3,368)
Net balance at January 1	434,921	303,937	302,629
Incurred losses related to:
Current year	363,871	466,247	345,303
Prior years	2	36,157	35,512
Total incurred	363,873	502,404	380,815
Paid losses related to:
Current year	(160,975)	(220,298)	(156,181)
Prior years	(197,097)	(154,183)	(216,489)
Total paid	(358,072)	(374,481)	(372,670)
Foreign currency revaluation	(1,765)	3,061	(6,837)
Net balance at December 31	438,957	434,921	303,937
Add: Losses recoverable	43,705	29,459	2,704
Gross balance at December 31	$482,662	$464,380	$306,641

The rollforward of outstanding loss and loss adjustment expense reserves for health claims is as follows:

Health	2018	2017	2016
	($ in thousands)
Gross balance at January 1	$22,181	$18,993	$21,533
Less: Losses recoverable	—	—	—
Net balance at January 1	22,181	18,993	21,533
Incurred losses related to:
Current year	56,868	44,539	38,726
Prior years	1,508	3,739	(1,477)
Total incurred	58,376	48,278	37,249
Paid losses related to:
Current year	(34,696)	(23,814)	(22,039)
Prior years	(21,359)	(21,276)	(17,750)
Total paid	(56,055)	(45,090)	(39,789)
Foreign currency revaluation	—	—	—
Net balance at December 31	24,502	22,181	18,993
Add: Losses recoverable	—	—	—
Gross balance at December 31	$24,502	$22,181	$18,993

Loss development

Year ended December 31, 2018

During the year ended December 31, 2018, the Company experienced a modest $2.2 thousand in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:
Adverse developments:

•	$11.9 million of adverse loss development on non-standard automobile contracts stemming from industry-wide issues affecting motor liability claims in Florida over accident years 2015 to 2017;

Link to Table of Contents

•	$3.8 million of adverse loss development on solicitors professional indemnity contracts resulting primarily from prevalence of several large claims being reported on prior accident years;

•	$2.0 million of adverse loss development on general liability contracts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience; and

•	$1.8 million of adverse loss development on surety contracts, net of retrocession recoveries, due to deterioration on several previously reported claims for one legacy contract.

Favorable developments:

•	$7.5 million of favorable prior period experience on property contracts stemming primarily from accident years 2015 and 2016 where claims experience has been better than expected;

•
$5.9 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes as a result of claims experience being better than initially estimated. The favorable loss development was partially offset by $1.6 million of return premiums relating to reinstatement premiums previously recorded; and

•	$4.1 million of favorable loss development on prior period mortgage insurance contracts resulting from ongoing favorable claims experience across all prior accident years.
The remaining net favorable development on prior year loss and LAE reserves recognized in 2018 related to several smaller adjustments made across various lines of business.

During the year ended December 31, 2017, the Company experienced $36.2 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

•
$10.7 million of adverse loss development associated with various classes of professional liability exposure, driven by additional reporting on individual claims, as well as the Company’s assessment of industry wide loss ratio performance;

•	$4.3 million of adverse loss development associated with motor contracts based on re-projection of ultimate losses using client reporting patterns;

•
$4.1 million of adverse loss development relating to Florida homeowners’ insurance contracts, largely driven by “assignment of benefits” issues whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters;

•	$3.7 million of adverse loss development associated with specialty health contracts arising from frequency of medical claims reported; and

•	$2.2 million of adverse loss development due to large claims reported on a surety contract.
The remaining net adverse development on prior year loss and LAE reserves recognized in 2017 related to several smaller adjustments made across various lines of business.

During the year ended December 31, 2016, the Company experienced $35.5 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

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

Link to Table of Contents

The remaining net favorable development on prior year loss and LAE reserves recognized in 2016 related to several smaller adjustments made across various lines of business.

Disclosures about Short Duration Contracts

The Company manages its business on the basis of one operating segment, property & casualty reinsurance. Prior to 2018, management analyzed the underwriting operations using two categories: frequency business and severity business. The Company had previously disclosed the incurred and paid claims development tables in its Form 10-K for the year ended December 31, 2017, whereby the tables were categorized as Frequency - Health; Frequency - Non-Health; and Severity. Effective from 2018, the Company no longer categorizes its business as frequency and severity but instead categorizes its business as Property, Casualty and Other. The loss development tables presented below have been disaggregated by lines of business for the years ended from December 31, 2009 to 2018.

For purposes of the loss development tables, the property business has been further disaggregated into "Property" and "Motor - Physical Damage". The casualty category has been disaggregated into "General Liability", "Motor Liability", "Professional Liability" and "Workers' Compensation". In addition, the incurred and paid claims relating to accident and health business have been presented separately as "Health". Other specialty business including financial, aviation, energy and marine which are individually insignificant to our overall business have been grouped together as "Other". Contracts that cover more than one line of business are grouped as "Multi-line".

For each of the categories, the following tables present the incurred and paid claims development as of December 31, 2018, net of retrocession, as well as the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. Health claims have been disaggregated and presented separately.

The information in the tables below about incurred and paid claims development for the years ended December 31, 2009 to 2017, is presented as unaudited supplementary information.

Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$24,939	$23,889	$23,327	$23,355	$23,356	$23,356	$23,355	$23,355	$23,355	$23,355	$—
2010		36,075	35,924	36,224	36,159	36,159	36,145	36,145	36,145	36,145	—
2011			36,140	36,212	35,821	35,800	35,595	35,595	35,595	35,566	—
2012				24,712	23,088	22,780	22,681	22,671	22,671	22,658	—
2013					30,544	33,841	34,203	33,960	33,945	33,945	—
2014						32,875	30,191	29,514	29,072	29,031	—
2015							34,097	33,530	34,116	33,894	—
2016								37,747	40,889	41,255	—
2017									45,007	46,455	2,330
2018										56,868	22,172
									Total	$359,172	24,502

Link to Table of Contents

Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$8,626	$23,030	$23,327	$23,355	$23,355	$23,356	$23,355	$23,355	$23,355	$23,355
2010		17,826	35,795	36,224	36,159	36,159	36,145	36,145	36,145	36,145
2011			26,979	35,542	35,814	35,800	35,595	35,595	35,595	35,566
2012				14,896	22,691	22,780	22,679	22,671	22,671	22,658
2013					21,459	33,841	34,024	33,957	33,945	33,945
2014						19,049	28,515	29,117	29,038	29,031
2015							14,529	31,802	34,044	33,894
2016								21,881	39,988	41,255
2017									23,834	44,125
2018										34,696
									Total	334,670
				All outstanding liabilities before 2009, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$24,502

Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2010		—	—	—	—	—	—	—	—	—	—
2011			—	—	—	—	—	—	—	—	—
2012				—	—	—	—	—	—	—	—
2013					—	—	—	—	—	—	—
2014						2,390	2,390	2,390	2,609	2,625	1,539
2015							27,900	28,040	30,461	31,957	15,925
2016								55,635	59,882	60,588	33,635
2017									81,612	79,253	51,999
2018										58,537	50,430
									Total	$232,960	$153,528

Link to Table of Contents

Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2010		—	—	—	—	—	—	—	—	—
2011			—	—	—	—	—	—	—	—
2012				—	—	—	—	—	—	—
2013					—	—	—	—	—	—
2014						—	—	139	560	1,086
2015							28	2,817	9,959	16,032
2016								5,844	16,468	26,953
2017									9,535	27,253
2018										8,107
									Total	79,431
				All outstanding liabilities before 2009, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$153,528

General Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$4,424	$4,121	$5,024	$5,652	$6,147	$6,664	$9,952	$10,113	$10,124	$10,124	$—
2010		12,110	14,327	17,484	19,649	21,664	25,946	28,251	28,251	28,251	—
2011			20,925	30,693	40,756	44,897	61,446	77,105	77,105	77,105	—
2012				12,626	18,133	16,921	29,554	31,145	31,161	31,274	384
2013					3,018	2,689	4,666	4,511	4,510	4,916	265
2014						1,238	1,229	1,174	1,033	1,355	862
2015							1,699	1,690	1,756	1,979	1,432
2016								6,203	6,519	7,124	3,847
2017									5,433	6,527	5,116
2018										2,913	2,748
									Total	$171,568	$14,654

Link to Table of Contents

General Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$400	$1,284	$2,255	$3,715	$4,529	$5,519	$5,957	$10,105	$10,124	$10,124
2010		2,107	5,096	9,356	14,051	17,471	19,228	28,251	28,251	28,251
2011			2,873	11,751	20,030	25,018	32,954	77,105	77,105	77,105
2012				1,750	9,926	13,142	15,836	30,667	30,687	30,891
2013					1,371	1,917	2,298	4,191	4,274	4,652
2014						18	146	413	548	492
2015							69	293	532	548
2016								122	1,589	3,277
2017									136	1,412
2018										165
									Total	156,917
				All outstanding liabilities before 2009, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (General Liability)									$14,654

Link to Table of Contents

Motor Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$56,960	$68,194	$77,373	$85,241	$80,756	$81,537	$83,270	$82,569	$82,609	$82,615	$—
2010		64,264	74,260	86,881	83,496	84,742	88,377	88,022	88,008	88,012	—
2011			53,035	57,498	57,342	62,921	70,880	70,435	70,495	70,495	62
2012				132,284	131,196	131,896	131,202	131,305	131,302	131,302	—
2013					182,833	179,930	174,744	174,782	174,848	174,925	—
2014						93,718	92,844	94,688	94,385	94,147	—
2015							128,199	130,410	129,991	132,853	3,282
2016								166,389	169,294	174,037	3,380
2017									187,109	188,754	18,597
2018										150,700	67,048
									Total	$1,287,840	$92,369

Motor Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$20,779	$47,225	$61,955	$72,168	$76,020	$79,058	$80,235	$82,569	$82,609	$82,615
2010		23,413	44,889	60,630	70,356	79,089	82,266	88,008	88,008	88,012
2011			19,082	36,462	49,569	58,244	65,018	70,433	70,433	70,433
2012				58,585	118,142	126,622	128,913	131,302	131,302	131,302
2013					86,558	159,200	171,855	174,658	174,848	174,925
2014						49,994	86,297	89,687	94,385	94,147
2015							81,093	125,645	129,174	129,571
2016								97,325	157,948	170,658
2017									115,204	170,157
2018										83,652
									Total	1,195,472
				All outstanding liabilities before 2009, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$92,369

Link to Table of Contents

Motor Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2010		560	656	671	684	662	662	667	667	667	—
2011			3,276	3,271	3,343	3,285	3,285	3,306	3,306	3,306	3
2012				36,985	36,129	36,008	35,998	35,922	35,922	35,922	—
2013					46,189	45,629	44,728	44,656	44,695	44,719	244
2014						18,870	18,797	19,056	19,000	19,006	19
2015							22,035	22,516	22,505	23,263	668
2016								27,853	28,279	29,090	481
2017									39,986	39,621	2,563
2018										42,336	18,760
									Total	$237,930	$22,738

Motor Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2010		560	620	620	620	620	644	667	667	667
2011			1,418	2,944	3,305	3,285	3,285	3,303	3,303	3,303
2012				16,902	34,588	35,854	35,903	35,922	35,922	35,922
2013					21,112	41,066	44,363	44,431	44,476	44,476
2014						10,305	17,621	18,420	18,981	18,987
2015							13,859	22,013	22,505	22,595
2016								16,725	27,023	28,609
2017									23,091	37,058
2018										23,576
									Total	215,192
				All outstanding liabilities before 2009, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Property)									$22,738

Link to Table of Contents

Other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$429	$611	$547	$589	$580	$580	$580	$580	$580	$580	$—
2010		4,008	3,858	4,291	4,130	4,130	4,130	3,955	4,130	3,955	—
2011			7,341	8,014	7,525	7,473	7,470	7,468	7,468	7,468	—
2012				4,090	3,591	3,756	3,773	3,759	3,755	3,782	47
2013					2,492	2,875	2,840	2,821	2,801	2,755	177
2014						4,768	3,525	1,776	1,701	1,084	—
2015							4,794	6,769	6,898	4,519	1,119
2016								8,356	10,396	9,137	3,495
2017									9,080	6,004	2,922
2018										6,164	5,202
									Total	$45,448	$12,962

Other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$151	$249	$547	$589	$580	$580	$580	$580	$580	$580
2010		864	1,593	3,123	3,130	3,406	3,477	3,955	3,955	3,955
2011			1,162	7,544	7,513	7,468	7,468	7,468	7,468	7,468
2012				3,005	3,251	3,676	3,683	3,684	3,688	3,735
2013					213	1,828	2,426	2,339	2,323	2,578
2014						197	659	1,124	1,282	1,084
2015							472	1,387	2,010	3,400
2016								1,472	3,105	5,642
2017									483	3,082
2018										962
									Total	32,486
				All outstanding liabilities before 2009, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$12,962

Link to Table of Contents

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$18,501	$17,340	$16,565	$15,924	$15,449	$15,275	$11,875	$11,852	$11,829	$11,757	$—
2010		39,106	41,983	51,698	51,483	52,263	52,507	53,723	53,574	53,495	—
2011			73,309	83,261	79,794	80,402	81,894	83,012	83,067	83,006	—
2012				63,961	50,183	50,874	52,812	53,218	53,473	53,737	—
2013					60,949	58,992	61,776	62,495	62,482	62,422	435
2014						41,736	45,150	46,842	47,082	46,871	573
2015							27,861	30,344	31,744	30,946	1,137
2016								25,626	26,101	23,977	2,962
2017									84,747	78,405	22,024
2018										28,211	22,848
									Total	$472,827	$49,979

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$4,421	$10,602	$11,378	$11,674	$11,780	$11,840	$11,805	$11,826	$11,810	$11,757
2010		20,611	40,858	42,697	43,406	47,914	48,438	53,408	53,542	53,495
2011			49,441	74,383	77,182	79,022	81,214	82,370	82,655	83,006
2012				32,085	45,887	50,242	52,657	53,211	53,259	53,737
2013					34,807	55,668	58,525	60,344	61,074	61,987
2014						20,230	40,171	43,637	45,208	46,298
2015							12,939	25,451	28,842	29,809
2016								9,941	18,181	21,016
2017									43,271	56,380
2018										5,363
									Total	422,848
				All outstanding liabilities before 2009, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$49,979

Link to Table of Contents

Professional Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$8,484	$6,310	$6,293	$6,293	$6,592	$6,592	$6,771	$6,771	$6,831	$6,831	$1,905
2010		3,828	3,296	3,526	3,663	3,850	3,878	3,864	3,864	3,864	424
2011			5,818	6,654	7,093	7,764	7,819	7,654	7,892	7,892	352
2012				10,818	10,823	11,347	11,767	11,949	12,643	12,643	1,140
2013					11,973	12,824	14,292	15,881	16,671	16,838	2,528
2014						18,515	17,938	17,902	20,363	21,328	5,492
2015							18,127	18,117	20,628	21,989	10,397
2016								13,630	16,773	17,126	12,309
2017									10,220	9,908	8,477
2018										4,477	4,236
									Total	$122,896	$47,260

Professional Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$—	$—	$—	$92	$128	$128	$383	$383	$649	$4,926
2010		—	33	388	805	1,073	1,429	1,566	1,684	3,440
2011			106	1,282	3,543	5,049	6,336	7,014	7,491	7,539
2012				513	3,532	6,155	8,507	9,886	11,342	11,503
2013					684	3,352	7,482	10,760	13,568	14,310
2014						1,319	5,238	9,354	13,646	15,836
2015							1,142	3,227	8,725	11,592
2016								334	2,140	4,817
2017									225	1,431
2018										241
									Total	75,635
				All outstanding liabilities before 2009, net of reinsurance						558
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Professional Liability)									$47,817

Link to Table of Contents

Workers' Compensation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$10,063	$10,292	$9,938	$10,076	$10,217	$10,217	$10,217	$10,217	$10,217	$10,217	$—
2010		11,181	11,736	12,426	13,108	13,108	13,108	13,108	13,108	13,108	—
2011			14,915	15,233	16,861	16,861	16,861	16,861	16,861	16,861	—
2012				11,763	12,213	12,213	12,213	12,213	12,213	12,213	—
2013					4,751	4,751	4,751	4,751	4,751	4,751	—
2014						—	—	—	3	—	—
2015							1,014	1,010	948	950	263
2016								4,342	4,275	4,266	1,484
2017									10,884	10,348	4,992
2018										13,616	9,403
									Total	$86,330	$16,142

Workers' Compensation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited - Supplementary Information)
	($ in thousands)
2009	$1,043	$4,995	$7,833	$9,893	$10,217	$10,217	$10,217	$10,217	$10,217	$10,217
2010		3,184	8,170	12,270	13,108	13,108	13,108	13,108	13,108	13,108
2011			5,004	11,175	16,861	16,861	16,861	16,861	16,861	16,861
2012				2,359	12,213	12,213	12,213	12,213	12,213	12,213
2013					4,751	4,751	4,751	4,751	4,751	4,751
2014						—	—	—	—	—
2015							28	251	564	688
2016								613	1,920	2,782
2017									2,028	5,356
2018										4,213
									Total	70,189
				All outstanding liabilities before 2009, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Workers' Compensation)									$16,142

For any incurred and paid claims denominated in a currency other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect as of the current year end date. As a result, all prior year information has been restated

Link to Table of Contents

to reflect the exchange rates as of December 31, 2018. This treatment removes any changes in foreign currency exchange rates from distorting the claims development between the years presented.

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

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2018
($ in thousands)
Net outstanding liabilities
Health	$24,502
Multiline	153,528
General Liability	14,654
Motor Casualty	92,369
Motor Property	22,738
Other	12,962
Property	49,979
Professional Liability	47,817
Workers' Compensation	16,142
Liabilities for claims and claims adjustment expenses, net of reinsurance	434,691
Add: Reinsurance recoverable on unpaid claims	43,705
Add: Unallocated claims adjustment expenses	4,266
Total gross liabilities for unpaid claims and claim adjustment expense	$482,662

Link to Table of Contents

The average historical annual percentage payout of net incurred claims (excluding health) as of the year ended December 31, 2018 is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Multiline	5.4%	11.0%	15.2%	20.3%	20.8%	18.2%	9.1%	—%	—%	—%
General Liability	4.7%	13.1%	12.3%	11.8%	18.8%	29.3%	6.0%	3.2%	0.8%	—%
Motor Casualty	44.9%	32.6%	8.7%	5.2%	3.5%	2.1%	1.9%	1.1%	—%	—%
Motor Property	53.5%	40.7%	5.0%	0.6%	0.1%	0.1%	—%	—%	—%	—%
Other	25.9%	39.4%	18.5%	5.3%	4.5%	3.7%	2.7%	—%	—%	—%
Property	51.9%	32.5%	6.3%	2.6%	2.8%	1.0%	2.6%	0.3%	—%	—%
Professional Liability	4.2%	15.6%	23.2%	19.0%	14.2%	8.1%	3.9%	2.2%	2.3%	2.3%
Workers' Compensation	27.0%	43.2%	22.8%	5.7%	0.8%	0.5%	—%	—%	—%	—%

The historical annual percentage payout pattern for health claims is excluded from the table above because health claims have short settlement periods and including it would skew the results presented.

As a reinsurance entity, the Company does not consistently receive detailed claims frequency information or claims counts from ceding insurers and third party claim handlers. Due to the nature of the reinsurance contracts, the underlying insured reports claims to the insurer who cedes losses to the Company. The Company is contractually obligated to reimburse the ceding insurer for its share of the losses. While the Company has the right to conduct audits of the ceding insurer’s claims files, the insurer is generally not obligated to provide detailed listing of claims counts or other claims frequency information to the Company. Therefore it is impracticable for the Company to present the cumulative number of reported claims by accident year.

9.     RETROCESSION

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

For the year ended December 31, 2018, the Company’s earned ceded premiums were $102.9 million (2017: $33.8 million and 2016: $10.9 million). For the year ended December 31, 2018, loss and loss adjustment expenses incurred of $363.9 million (2017: $502.4 million and 2016: $380.8 million) reported on the Company’s consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $71.0 million (2017: $31.8 million and 2016: $0.9 million).

Retrocession contracts do not relieve the Company of its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2018, the Company’s loss reserves recoverable consisted of (i) $34.3 million (2017: $26.3 million) from unrated retrocessionaires which were secured by cash and collateral held in trust accounts for the benefit of the Company and (ii) $9.4 million (2017: $3.1 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2018 and 2017, no provision for uncollectible losses recoverable was considered appropriate.

Link to Table of Contents

10. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”) which are due on August 1, 2023. The Notes bear interest at 4.0% and interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. If converted at December 31, 2018, the face value of the Notes would be cash settled and conversion settlement would result in no shares issued by the Company due to the share price of the Company at December 31, 2018 being lower than the conversion price of $17.19 per share.
If Notes are converted by the holder, the Company has the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
The Notes were issued with a discount of $8.2 million, which reflected an effective interest rate of 6.0%. As of December 31, 2018, the unamortized discount was $7.5 million. The Company also incurred issuance costs in connection with the Notes which are being amortized over the term of the Notes. As of December 31, 2018, the unamortized portion of these costs was $2.9 million. The carrying value of the Notes as of December 31, 2018 was $91.2 million, which includes $1.6 million of accrued coupon interest.
For the year ended December 31, 2018, interest expense of $2.5 million was recognized relating to interest coupon, amortization of Notes issuance expense and amortization of the discount.

At December 31, 2018, the equity component of $7.9 million has been included in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets. The fair value measurements relating to the allocation of the total proceeds from the issuance of the Notes between liability and equity components were based on observable inputs and therefore were considered to be Level 2 of the fair value hierarchy. The Company was in compliance with all covenants relating to the Notes as of December 31, 2018.

11.     SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after the liquidation of any issued and outstanding preferred shares. At December 31, 2018, no preferred shares were issued or outstanding. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate.

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

Pursuant to the Shareholders’ Agreement, dated August 11, 2004, by and among the Company and certain of its shareholders (the “Shareholders’ Agreement”), the holders of at least 50% of the outstanding Registrable Securities (as defined in the Shareholders’ Agreement), may, subject to certain conditions, request to have all or part of their Registrable Securities to be registered. The Shareholders’ Agreement requires, among other things, that the Company use its commercially reasonable best efforts to have a registration statement covering such Registrable Securities to be declared effective. The registration rights granted pursuant to the Shareholders’ Agreement are not deemed to be liabilities; therefore, there has been no recognition in the Company’s consolidated financial statements of the registration rights granted pursuant to the Shareholders’ Agreement.

As of December 31, 2018, the Company has an effective Form S-3 registration statement, on file with the SEC, for an aggregate principal amount of $200.0 million in securities.

Shares reserved for issuance are composed of 300,000 (2017: 300,000) Class A ordinary shares in relation to share purchase options granted to a service provider and 5,000,000 (2017: 5,000,000) Class A ordinary shares reserved for the Company’s stock incentive plan for eligible employees, directors and consultants. On April 26, 2017, our shareholders

Link to Table of Contents

approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of December 31, 2018 and 2017, there were no remaining Class A ordinary shares available for future issuance relating to share purchase options granted to the service provider as all options granted to service providers had been exercised. As of December 31, 2018 1,122,170 (2017: 1,271,154) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. On April 25, 2018, the Board of Directors amended the share repurchase plan, with effect from July 1, 2018 and expiring on June 30, 2019, authorizing the Company to purchase up to 2.5 million of its Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2019, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2018, 1.2 million Class A ordinary shares were repurchased by the Company. As of December 31, 2018, 1.5 million shares remained available for repurchase under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	2018		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	31,104,830	6,254,715	31,111,432	6,254,895	30,772,572	6,254,895
Issue of ordinary shares, net of forfeitures	205,384	—	129,530	—	338,860	—
Repurchase of ordinary shares	(1,180,000)	—	(136,312)	—	—	—
Class B shares converted to Class A shares	—	—	180	(180)	—	—
Balance – end of year	30,130,214	6,254,715	31,104,830	6,254,715	31,111,432	6,254,895

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

Statutory Capital and Surplus

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement (“MCR”) of $50.0 million and a Prescribed Capital Requirement (“PCR”) on Greenlight Re which was $191.9 million as of December 31, 2018 (2017: $329.7 million). As of December 31, 2018, Greenlight Re’s statutory capital and surplus of $514.8 million exceeded the MCR as well as the PCR. For the years ended December 31, 2018, 2017 and 2016, Greenlight Re’s net income (loss) was $(330.3) million, $(38.2) million, and $44.8 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2018 and 2017.

As of December 31, 2018, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2018, no dividends (2017: $33.0 million, 2016: nil) were declared or paid by Greenlight Re to the Company. As of December 31, 2018 and 2017, $322.8 million and $432.5 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of statutory capital. As of December 31, 2018 and 2017, GRIL met such requirements. As of December 31, 2018 and 2017, GRIL’s statutory capital was $36.6 million and $52.9 million, respectively. As of December 31, 2018, GRIL’s statutory minimum capital required under Solvency II was approximately $5.9 million

Link to Table of Contents

(2017: $9.9 million). GRIL’s statutory net income (loss) was $(15.4) million, $(3.7) million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2018 and 2017, none of GRIL’s capital and surplus was available for distribution as dividends.

12.   SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants as detailed in Note 11 above.

 Employee and Director Restricted Shares

For the year ended December 31, 2018, 160,595 (2017: 125,371, 2016: 153,648) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2018, 30,660 (2017: nil, 2016: nil) Class A ordinary shares were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest after 5 years from the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these shares was $15.90 per share. As of December 31, 2018, the performance condition was not expected to be met and no compensation cost was recognized relating to these shares for the year ended December 31, 2018.

For the year ended December 31, 2018, the Company also issued to non-employee directors an aggregate of 54,720 (2017: 41,396, 2016: 39,288) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2018, 44,644 (2017: 46,943, 2016: 11,897) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2018, in accordance with U.S. GAAP, $0.3 million stock compensation expense (2017: nil, 2016: $0.5 million) relating to the forfeited restricted shares was reversed. The restricted shares forfeited during the comparative year ended December 31, 2017 included 46,319 restricted shares relating to the Company’s former Chief Executive Officer (the “former CEO”) who resigned from the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2017, no stock compensation expense was reversed relating to the former CEO’s forfeited shares since the stock compensation relating to those restricted shares was reversed during the fourth quarter of 2016, when it was deemed likely that these restricted shares would be forfeited.

The Company recorded $2.9 million of share-based compensation expense, net of the reversal for forfeitures, relating to restricted shares for the year ended December 31, 2018 (2017: $3.3 million, 2016: $3.1 million). As of December 31, 2018, there was $2.6 million (2017: $3.5 million, 2016: $2.9 million) of unrecognized compensation cost relating to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.6 years (2017: 1.6 years, 2016: 1.6 years). For the year ended December 31, 2018, the total fair value of restricted shares vested was $2.8 million (2017: $4.5 million, 2016: $3.1 million).

Link to Table of Contents

The following table summarizes the activity for unvested outstanding restricted share awards during the years ended December 31, 2018 and 2017:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2016	365,432	$26.76
Granted	166,767	21.60
Vested	(153,746)	28.97
Forfeited	(46,943)	24.57
Balance at December 31, 2017	331,510	23.45
Granted	245,975	15.78
Vested	(100,384)	27.74
Forfeited	(44,644)	18.77
Balance at December 31, 2018	432,457	$18.58

Employee and Director Stock Options

For the year ended December 31, 2018, no Class A ordinary share purchase options were granted (2017 and 2016: 480,000 and 57,386, respectively). The Class A ordinary share purchase options granted to the Company’s CEO in 2017 vest 16.7% each on the anniversary thereof in 2018, 2019, 2020, 2021, 2022 and 2023, and expire 10 years after the grant date. The grant date fair value of these options was $9.60 per share (2016: $8.71), based on the Black-Scholes option pricing model. In addition, for the year ended December 31, 2017, 42,250 Class A ordinary share purchase options were granted to the Company’s former interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100% on their grant date. The weighted average grant date fair value of these options was $9.90 per share based on the Black-Scholes option pricing model.

The estimate of expected volatility for options granted during 2017 and 2016 was based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to the grant date.

The Company has applied the following weighted average assumptions to the options pricing model:

	2018	2017	2016
Risk free rate	—%	2.32%	1.54%
Estimated volatility	—%	31.4%	32.4%
Expected term (in years)	0	10	10
Dividend yield	—%	—%	—%
Forfeiture rate	—%	—%	—%

The Board of Directors does not currently anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2018 was $1.5 million (2017: $1.3 million, 2016: $0.9 million). At December 31, 2018, the total compensation cost related to non-vested options not yet recognized was $2.2 million (2017: $3.7 million) to be recognized over a weighted average period of 2.9 years (2017: 3.3 years) assuming the grantee completes the service period for vesting of the options.

For the year ended December 31, 2018, no stock options were exercised by directors and employees (2017: 50,000, 2016: 421,000) resulting in no Class A ordinary shares being issued (2017: 5,011, 2016: 156,022, net of shares surrendered as a result of the cashless exercise of stock options). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

Link to Table of Contents

Employee and director stock option activity during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2015	906,991	$19.78	$8.53	$2.6	2.9 years
Granted	57,386	19.87	8.71
Exercised	(421,000)	12.53	6.44	3.1
Balance at December 31, 2016	543,377	25.40	10.17	0.5	4.7 years
Granted	522,250	21.25	9.63
Exercised	(50,000)	19.60	10.18	0.1
Balance at December 31, 2017	1,015,627	23.55	9.89	—	6.9 years
Expired	(80,000)	29.39	8.69
Balance at December 31, 2018	935,627	$23.05	$10.00	$—	6.4 years

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2018	December 31, 2017	December 31, 2016
Number of options exercisable	535,627	535,627	472,042
Weighted average exercise price	$24.43	$25.66	$25.73
Weighted average remaining contractual term	4.9	4.6	4.1
Intrinsic value ($ in millions)	$—	$—	$0.4

During the year ended December 31, 2018, 80,000 (2017: 113,585, 2016: 42,022) options vested which had a weighted average grant date fair value of $9.60 (2017: $10.29, 2016: $11.90).

Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan.

These shares contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU cliff vests after three years from the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the year ended December 31, 2018, 28,301 (2017: 11,559, 2016: 7,444) RSUs were issued to employees pursuant to the Company’s stock incentive plan.

The Company recorded $0.2 million of share-based compensation expense (recovery), net of forfeitures, relating to RSUs for the year ended December 31, 2018 (2017: $0.2 million, 2016: $(0.1) million). The recovery for the year ended December 31, 2016 was due to reversal of share-based compensation expense previously recorded on RSUs that were forfeited during 2016.

Employee RSU activity during the years ended December 31, 2018 and 2017 was as follows:

Link to Table of Contents

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2016	15,934	$27.52
Granted	11,559	21.65
Vested	(4,695)	32.60
Balance at December 31, 2017	22,798	23.50
Granted	28,301	15.90
Vested	(4,053)	32.21
Forfeited	(648)	21.65
Balance at December 31, 2018	46,398	$18.13

For the years ended December 31, 2018, 2017 and 2016, the combined stock compensation expense (net of forfeitures), which was included in general and administrative expenses, was $4.6 million, $4.9 million and $4.0 million, respectively.

13.    NET INVESTMENT INCOME (LOSS)

A summary of net investment income (loss) for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
	($ in thousands)
Realized gains (losses)	$(236,887)	$87,618	$(113,836)
Change in unrealized gains and losses	(32,597)	(41,444)	209,993
Investment related foreign exchange gains (losses)	938	(7,653)	2,988
Interest and dividend income, net of withholding taxes	35,468	25,510	23,915
Interest, dividend and other expenses	(17,987)	(23,937)	(22,334)
Investment advisor compensation on joint venture	(11,221)	(19,863)	(24,543)
Income (loss) from equity method investment	(247)	—	—
Net investment income (loss)	$(262,533)	$20,231	$76,183
Income (loss) from investments in related party investment fund	$(60,573)	$—	$—
Total investment related income (loss)	$(323,106)	$20,231	$76,183

Income (loss) from investments in related party investment fund reflects the equity in earnings (loss) of SILP (see Note 3).

Investment returns are calculated monthly based on cash flows into or out of the investment accounts and compounded to calculate the annual returns generated by the Company’s investments managed by DME Advisors. Effective from September 1, 2018, the investment return is calculated by dividing the investment income or loss (net of fees and expenses) by the Investment Portfolio. For the year ended December 31, 2018, the total investment related loss includes a loss of 30.3% on the investments managed by DME Advisors. This return compares to a gain of 1.5% and a gain of 7.2% reported for the years ended December 31, 2017 and 2016, respectively.

14.    TAXATION

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

As of December 31, 2018, a gross deferred tax asset of $3.6 million (2017: $1.7 million) and a deferred tax asset valuation allowance of $2.2 million (2017: nil) was recorded by the Company. The net deferred tax asset is included in the caption “Other assets” in the Company’s consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company currently believes that it has no uncertain tax positions which, if challenged, would cause a material change to the Company’s consolidated financial statements.

At December 31, 2018, GRIL had a net operating loss carry forward of $28.6 million (2017: $13.9 million) which can be carried forward indefinitely. At December 31, 2018 and 2017, no taxes recoverable were included in the Company’s consolidated balance sheets.

At December 31, 2018, Verdant had a net operating loss carry forward of $1.7 million which can be carried forward for a period of 20 years from the year the loss occurred and therefore will expire in 2033. The deferred tax asset associated with the net operating loss carried forward, has been offset by a valuation allowance as management does not anticipate that the carried forward amount will be realized.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	($ in thousands)
Current tax (expense) benefit	$1,840	$465	$(492)
Deferred tax (expense) benefit	(4)	(14)	(17)
Increase in deferred tax valuation allowance	(2,168)	—	—
Income tax (expense) benefit	$(332)	$451	$(509)

The Company has not taken any tax positions that are subject to uncertainty or that are reasonably likely to have a material impact to the Company, Greenlight Re, GRIL or Verdant.

Federal Excise Taxes

The United States imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2018, 2017 and 2016, the Company incurred approximately $3.6 million, $5.0 million and $3.9 million, respectively, of federal excise taxes, net of any refunds received. These amounts are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

15.    RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Prior to September 1, 2018, the Company and its reinsurance subsidiaries were party to the venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME were participants of the Joint Venture for the purpose of managing certain jointly held assets. In addition, prior to September 1, 2018, the Company, its reinsurance subsidiaries and DME had entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). On September 1, 2018, the Company, DME and DME Advisors entered into the Termination Agreement to terminate the Joint Venture and the advisory agreement on January 2, 2019 .

Link to Table of Contents

On September 1, 2018, the Company entered into the SILP LPA with DME II, as General Partner. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. No performance allocation was made for the year ended December 31, 2018 due to the investment losses during the period. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of profits in any year subsequent to any years in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned.

On September 1, 2018, SILP entered into a SILP investment advisory agreement (“IAA”) with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023 subject to an automatic extension for successive three-year terms. For the year ended December 31, 2018, management fees paid by SILP to DME Advisors of $3.1 million were included in the caption “Loss from investment in related party” in the Company’s statement of operations.

Pursuant to the venture agreement, performance allocation equal to 20% of the net investment income of the Company’s share of the Joint Venture was allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision requires DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the aggregate investment loss was earned. DME was not entitled to earn a performance allocation in a year in which the investment portfolio under the Joint Venture incurred a loss. For the year ended December 31, 2018, no performance allocation was deducted due to the investment loss (2017: $2.1 million, 2016: $8.2 million).

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, was paid to DME Advisors. Included in the caption “Net investment income (loss)” in the Company’s consolidated balance sheets for the year ended December 31, 2018 were management fees of $11.2 million (2017: $17.8 million, 2016: $16.3 million) relating to the Joint Venture. The management fees have been fully paid as of December 31, 2018.

Pursuant to the venture agreement, advisory agreement, SILP LPA and the IAA, the Company has agreed to indemnify DME, DME II and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME, DME II or DME Advisors. There were no indemnification amounts incurred by the Company during any of the periods presented.

Non-controlling Interest in Related Party Joint Venture

Non-controlling interests in related party joint venture represents DME’s share of the jointly held assets under the venture agreement. A portion of the non-controlling interest is subject to contractual withdrawal rights whereby DME, at its sole discretion, can withdraw its interest above the minimum capital required to be maintained in its capital accounts. This interest is recorded on the Company’s consolidated balance sheets under the caption “Redeemable non-controlling interest in related party joint venture.” The remaining portion that has no withdrawal rights associated with it, is recorded under the caption “Non-controlling interest in related party joint venture” within the equity section on the Company’s consolidated balance sheet.

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable non-controlling interest in related party, non-controlling interest in related party and total non-controlling interest in related party for the years ended December 31, 2018, 2017 and 2016:

Link to Table of Contents

	Redeemable non-controlling interest in related party joint venture				Non-controlling interest in related party joint venture				Total non-controlling interest in related party joint venture
	Year ended December 31				Year ended December 31				Year ended December 31
	2018	2017	2016		2018	2017	2016		2018	2017	2016
Opening balance	$7,169	$5,884	$12,265	—	$12,933	$11,561	$11,118	—	$20,102	$17,445	$23,383
Income (loss) attributed to non-controlling interest	(2,680)	201	1,375	—	(1,595)	378	443	—	(4,275)	578	1,818
Net contribution into (withdrawal from) non-controlling interest	(2,797)	1,084	(7,756)	—	(10,853)	994	—	—	(13,650)	2,079	(7,756)
Ending balance	$1,692	$7,169	$5,884		$485	$12,933	$11,561		$2,177	$20,102	$17,445

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of December 31, 2018, $25.1 million (2017: $39.2 million) of GRBK listed equities were included on the balance sheet as “equity securities, trading, at fair value”. The Company, along with certain affiliates of DME Advisors, collectively own 47.6% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of the Company.

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

Collateral Assets Investment Management Agreement

Effective January 1, 2019, the Company (and its subsidiaries) entered into a collateral assets investment management agreement (the “CMA”) with DME Advisors, pursuant to which DME Advisors will manage certain assets of the Company that are not subject to the SILP LPA and are held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit. In accordance with the CMA, DME Advisors receives no fees and is required to comply with the collateral investment guidelines. The CMA can be terminated by any of the parties upon 30 days’ prior written notice to the other parties.

16.    COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2018, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	14,900	June 30, 2019	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2019	120 days prior to termination date
	$414,900

During 2018, the Butterfield Bank facility was decreased from $100.0 million to $14.9 million. As of December 31, 2018, an aggregate amount of $208.3 million (2017: $188.5 million) in letters of credit were issued under the above facilities. As of December 31, 2018, total cash and cash equivalents with a fair value in the aggregate of $221.7 million (2017: equity securities and cash and cash equivalents of $200.4 million) were pledged as collateral against the letters of credit issued and included as “restricted cash and cash equivalents” in the consolidated balance sheets (also see Note 7). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral,

Link to Table of Contents

transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of December 31, 2018 and 2017.

In addition to the letters of credit, the Company has established regulatory trust arrangements for certain cedents. As of December 31, 2018, collateral of $463.4 million (2017: $377.9 million) was provided to cedents in the form of regulatory trust accounts and included as “restricted cash and cash equivalents” in the consolidated balance sheets.

Operating Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. Under the terms of the lease agreements, Greenlight Re is committed to annual rent payments ranging from $0.3 million at inception to $0.5 million at lease termination. The leases expired on June 30, 2018. The Company is in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until June 30, 2019.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for each of the two subsequent five-year terms. GRIL has the option to terminate the lease agreement in 2021. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of December 31, 2018.

The total rent expense related to leased office space for the year ended December 31, 2018 was $0.6 million, (2017: $0.6 million, 2016: $0.6 million).

Loan Facility

From time to time, the Company makes investments in the form of equity or debt in private entities as part of its strategic investments and innovation initiatives. As part of the Company’s participation in such investments, the Company may make funding commitments. As of December 31, 2018, the Company had committed to a loan facility (the “Loan Facility”) of $6.0 million to AccuRisk (see Note 4). As of December 31, 2018, $5.8 million of the Loan Facility was available to AccuRisk. Subsequent to December 31, 2018, AccuRisk borrowed $5.3 million under the Loan Facility (see Note 4). Included in the schedule below is the minimum obligation relating to the Loan Facility as of December 31, 2018 on the assumption that the entire Loan Facility will be drawn by AccuRisk during 2019.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2019	2020	2021	2022	2023	Thereafter	Total
	($ in thousands)
Operating lease obligations	$169	$169	$63	$—	$—	$—	$401
Interest and convertible note payable	4,000	4,000	4,000	4,000	102,400	—	118,400
Loan facility	5,750	—	—	—	—	—	5,750
	$9,919	$4,169	$4,063	$4,000	$102,400	$—	$124,551

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

Link to Table of Contents

17.     SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums sourced from brokers who each accounted for more than 10% of the Company’s gross written premiums:

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Guy Carpenter	$376,696	66.4%	$366,390	52.9%	$274,816	51.3%
Aon Benfield	70,554	12.4	125,320	18.1	104,684	19.5
	$447,250	78.8%	$491,710	71.0%	$379,500	70.8%

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2018		2017		2016
	($ in thousands)
Property
Commercial	$10,487	1.8%	$12,256	1.8%	$9,419	1.8%
Motor	76,425	13.5	71,188	10.2	38,428	7.2
Personal	14,118	2.5	49,491	7.2	46,327	8.6
Total Property	101,030	17.8	132,935	19.2	94,174	17.6
Casualty
General Liability	1,429	0.3	4,753	0.7	11,746	2.2
Motor Liability	291,690	51.4	281,551	40.6	223,620	41.7
Professional Liability	3,068	0.5	8,703	1.3	11,036	2.1
Workers' Compensation	24,101	4.3	24,803	3.6	8,743	1.6
Multi-line *	57,497	10.1	123,340	17.8	95,055	17.7
Total Casualty	377,785	66.6	443,150	64.0	350,200	65.3
Other
Accident & Health	69,605	12.2	66,800	9.6	52,114	9.6
Financial	16,611	2.9	48,380	7.0	34,034	6.4
Marine	394	0.1	—	—	1,496	0.3
Other Specialty	2,106	0.4	1,386	0.2	4,054	0.8
Total Other	88,716	15.6	116,566	16.8	91,698	17.1
	$567,531	100.0%	$692,651	100.0%	$536,072	100.0%

(*) See Note 1. ORGANIZATION AND BASIS OF PRESENTATION. The prior period comparative information has been reclassified to conform to the current period presentation.

Link to Table of Contents

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2018		2017		2016
	($ in thousands)
U.S. and Caribbean	$507,705	89.5%	$606,510	87.6%	$432,144	80.6%
Worldwide (1)	59,366	10.5	86,714	12.5	97,810	18.2
Europe (2)	506	—	(612)	(0.1)	6,250	1.2
Asia (2)	(46)	—	39	—	(132)	—
	$567,531	100.0%	$692,651	100.0%	$536,072	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2)  The negative balance represents reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Link to Table of Contents

18.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2018:

	2018
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$175,125	$142,109	$115,154	$135,143
Gross premiums ceded	(29,843)	(27,237)	(15,456)	(30,252)
Net premiums written	145,282	114,872	99,698	104,891
Change in net unearned premium reserves	562	13,944	14,406	14,708
Net premiums earned	145,844	128,816	114,104	119,599
Income (loss) from investment in related party investment fund	—	—	(10,025)	(50,548)
Net investment income (loss)	(145,216)	(40,656)	(70,851)	(5,810)
Other income (expense), net	(487)	(76)	(683)	(982)
Total revenues	141	88,084	32,545	62,259
Expenses
Loss and loss adjustment expenses incurred, net	95,824	84,815	86,780	96,454
Acquisition costs, net	44,209	34,623	28,331	38,312
General and administrative expenses	5,956	6,958	7,136	5,123
Interest expense	—	—	927	1,578
Total expenses	145,989	126,396	123,174	141,467
Income (loss) before income tax expense	(145,848)	(38,312)	(90,629)	(79,208)
Income tax (expense) benefit	770	323	355	(1,780)
Net income (loss)	(145,078)	(37,989)	(90,274)	(80,988)
Loss (income) attributable to non-controlling interest in related party joint venture	2,326	621	1,159	169
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(142,752)	$(37,368)	$(89,115)	$(80,819)
Earnings (loss) per share
Basic	$(3.85)	$(1.01)	$(2.48)	$(2.25)
Diluted	$(3.85)	$(1.01)	$(2.48)	$(2.25)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,087,169	36,952,472	35,952,472	35,952,472
Diluted	37,087,169	36,952,472	35,952,472	35,952,472

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2017:

	2017
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$197,214	$174,889	$181,588	$138,960
Gross premiums ceded	(3,426)	(2,523)	(7,931)	(42,707)
Net premiums written	193,788	172,366	173,657	96,253
Change in net unearned premium reserves	(41,886)	(12,042)	(964)	44,832
Net premiums earned	151,902	160,324	172,693	141,085
Net investment income (loss)	11,618	(39,149)	63,976	(16,214)
Other income (expense), net	(7)	303	(520)	(336)
Total revenues	163,513	121,478	236,149	124,535
Expenses
Loss and loss adjustment expenses incurred, net	104,812	106,016	168,918	122,658
Acquisition costs, net	43,211	45,429	38,011	35,089
General and administrative expenses	6,743	6,347	8,202	5,064
Total expenses	154,766	157,792	215,131	162,811
Income (loss) before income tax	8,747	(36,314)	21,018	(38,276)
Income tax (expense) benefit	(121)	295	(65)	342
Net income (loss)	8,626	(36,019)	20,953	(37,934)
Loss (income) attributable to non-controlling interest in related party joint venture	(252)	550	(1,078)	202
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$8,374	$(35,469)	$19,875	$(37,732)
Earnings (loss) per share
Basic	$0.22	$(0.96)	$0.53	$(1.02)
Diluted	$0.22	$(0.96)	$0.53	$(1.02)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,341,338	37,025,703	37,345,985	37,023,895
Diluted	37,376,649	37,025,703	37,375,273	37,023,895

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2018

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Equity securities, trading, at fair value
Equities – listed	50,521	36,908	36,908
Total investments, trading	$50,521	$36,908	$36,908
Other investments, at fair value
Private investments and unlisted equity funds	$6,672	$6,405	$6,405
Investment accounted for under the equity method	NA	5,003	5,003
Total other investments, at fair value	6,672	11,408	11,408
Total investments	$57,193	$48,316	$48,316

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2018	December 31, 2017
	($ in thousands)
Assets
Other investments	$800	$—
Cash and cash equivalents	3	84
Investment in subsidiaries	553,323	815,009
Notes receivable, net	21,965	15,355
Due from subsidiaries	—	876
Total assets	$576,091	$831,324
Liabilities and equity
Liabilities
Convertible senior notes payable, net of deferred costs	$91,185	$—
Due to subsidiaries	7,619	—
Total liabilities	98,804	—
Shareholders’ equity
Share capital	3,638	3,736
Additional paid-in capital	499,726	503,316
Retained earnings (deficit)	(26,077)	324,272
Total shareholders’ equity	477,287	831,324
Total liabilities and equity	$576,091	$831,324

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2018	2017	2016
	($ in thousands)
Revenue
Net investment income	$1,574	$34,487	$952
Total revenues	1,574	34,487	952
Expenses
General and administrative expenses	4,445	4,691	4,042
Interest expense	2,505	—	—
Total expenses	6,950	4,691	4,042
Net income (loss) before equity in earnings of consolidated subsidiaries	(5,376)	29,796	(3,090)
Equity in earnings of consolidated subsidiaries	(344,678)	(74,748)	47,971
Consolidated net income (loss)	$(350,054)	$(44,952)	$44,881

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2018	2017	2016
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	$(350,054)	$(44,952)	$44,881
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiaries	344,678	74,748	(47,971)
Share-based compensation expense, net of forfeitures	4,382	4,691	4,042
Amortization and interest expense	2,505	0	0
Net change in
Due from subsidiaries	876	(876)	—
Due to subsidiaries	7,619	(29,023)	12,037
Net cash provided by (used in) operating activities	10,006	4,588	12,989
Investing activities
Purchase of investments	(800)	—	—
Change in note receivable	(6,610)	(191)	(12,989)
Contributed surplus to subsidiaries, net	(82,750)	(1,500)	—
Net cash (used in) provided by investing activities	(90,160)	(1,691)	(12,989)
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	96,576	—	—
Repurchase of Class A ordinary shares	(16,503)	(2,819)	—
Net cash provided by (used in) financing activities	80,073	(2,819)	—
Net increase (decrease) in cash and cash equivalents	(81)	78	—
Cash and cash equivalents at beginning of the year	84	6	6
Cash and cash equivalents at end of the year	$3	$84	$6
Supplementary information
Non cash consideration from (to) subsidiaries, net	$(242)	$(162)	$72

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Total investment related income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2018	Property & Casualty	$49,929	$482,662	$211,789	$508,363	$(323,106)	$363,873	$145,475	$25,173	$567,531
2017	Property & Casualty	$62,350	$464,380	$255,818	$626,004	$20,231	$502,404	$161,740	$26,356	$692,651
2016	Property & Casualty	$61,022	$306,641	$222,527	$513,118	$76,183	$380,815	$134,534	$25,808	$536,072

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2018	Property & Casualty	$—	$102,788	$567,531	$464,743	122%
2017	Property & Casualty	$—	$56,587	$692,651	$636,064	109%
2016	Property & Casualty	$—	$10,015	$536,072	$526,057	102%

Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 7, 2008)

4.1	Form of Specimen Certificate of Class A ordinary shares (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-139993)
4.2
Share Purchase Option, dated August 11, 2004, by and between the Registrant and First International Capital Holdings, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-139993)

4.3
Indenture, dated as of August 7, 2018, between Greenlight Capital Re, Ltd. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company Form 8-K filed on August 7, 2018)

10.1
Form of Securities Purchase Agreement for Class A ordinary shares by and between the Registrant and each of the subscribers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-139993)

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

10.39 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Michael Belfatti dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2017)

10.40 (1)
Employment Agreement by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien dated February 16, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on Feb 20, 2018)

10.41 (1)
Amendment to Employment Agreement by and between Greenlight Reinsurance, Ltd. and Brendan Barry, dated as of March 15, 2018 and effective as of January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2018)

10.42
Amendment No. 1 to Shareholders’ Agreement, dated June 29, 2018, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2018).

10.43
Deed of Settlement and Release, dated July 19, 2018, among Michael Belfatti, Greenlight Capital Re, Ltd and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on July 20, 2018)

10.44
Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on September 4, 2018)

Link to Table of Contents

10.45
Investment Advisory Agreement among DME Advisors, LP, and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company Form 8-K filed on September 4, 2018)

10.46
Participation Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, DME Advisors II, LLC and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company Form 8-K filed on September 4, 2018)

10.47
Termination Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd., DME Advisors, LLC and DME Advisors, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.4 of the Company Form 8-K filed on September 4, 2018)

10.48 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan dated December 3, 2018 (incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on December 7, 2018)

10.49	Collateral Assets Investment Management Agreement among DME Advisors, LP, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland DAC dated January 1, 2019
10.50 (1)	Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated July 6, 2017
10.51 (1)	Stock Option Agreements by and between Greenlight Capital Re, Ltd. and Leonard Goldberg dated April 3, 2017 and August 1, 2017
10.52 (1)	Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated March 15, 2018
10.53 (1)	Employment Agreement among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso dated October 1, 2017, as amended February 18, 2019
10.54
Amendment No.1 to the Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland, Designated Activity Company, dated Feb 26, 2019, effective as of September 1, 2018.

10.55 (1)	Restricted Stock Unit Award Agreement by and between Greenlight Capital Re, Ltd. and Patrick O’Brien dated March 15, 2018
21.1	Subsidiaries of the registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of Ernst & Young Ltd
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.