Form 10-K/A
period 2018-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2019-03-15
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2019 annual meeting of shareholders, filed on March 12, 2019, with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on May 2, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (“Amendment”) is being filed by Greenlight Capital Re, Ltd. (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“Original Filing”). The purpose of this Amendment is to correct a drafting error made by BDO USA, LLP (“BDO”) in its Report of Independent Registered Public Accounting Firm in referring to the magnitude of the portion of the financial statements audited by other auditors. In the Original Filing, BDO referred to total assets and total income (loss) reported in the audited financial statements of Solasglas Investments, LP (Solasglas), an equity method investment of the Company. BDO’s revised report in this Amendment refers to the Company’s portion, rather than the total amount of Solasglas’ net assets and net income (loss).

For the convenience of the reader, this Form 10-K/A sets forth the entire 2018 Form 10-K. However, this Form 10-K/A amends and restates only BDO’s Report of Independent Registered Public Accounting Firm in Item 8, with corresponding revisions in Item 15, of the 2018 Form 10-K (on page F-2) to give effect to the revision discussed above. No other changes have been made to the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

•	discourage an acquisition of us by a third party;

•	place us at a competitive disadvantage to competitors carrying less debt; and

•	make us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

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
March 15, 2019

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
Grand Rapids, Michigan, USA
February 27, 2019

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2018 and for the period from September 1, 2018 (commencement of operations) to December 31, 2018. In the consolidated financial statements, the Company’s investment in Solasglas Investments, LP as of December 31, 2018 was $235.6 million, and its equity in net loss of Solasglas Investments, LP was $60.6 million for the period from September 1, 2018 (commencement of operations) to December 31, 2018. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

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

10.49 (2)	Collateral Assets Investment Management Agreement among DME Advisors, LP, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland DAC dated January 1, 2019
10.50 (1) (2)	Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated July 6, 2017
10.51 (1) (2)	Stock Option Agreements by and between Greenlight Capital Re, Ltd. and Leonard Goldberg dated April 3, 2017 and August 1, 2017
10.52 (1) (2)	Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated March 15, 2018
10.53 (1) (2)	Employment Agreement among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso dated October 1, 2017, as amended February 18, 2019
10.54 (2)
Amendment No.1 to the Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland, Designated Activity Company, dated Feb 26, 2019, effective as of September 1, 2018.

10.55 (1) (2)	Restricted Stock Unit Award Agreement by and between Greenlight Capital Re, Ltd. and Patrick O’Brien dated March 15, 2018
21.1 (2)	Subsidiaries of the registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of Ernst & Young Ltd.
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 (2)
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.
(2)	Filed as an exhibit to the 2018 Greenlight Capital Re, Ltd. Report on Form 10-K filed on February 27, 2019.