Form 10-Q
period 2019-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2019-05-06
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	GLRE	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	30,463,046
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of May 3, 2019

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2019 and December 31, 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Investments
Investment in related party investment fund	$246,392	$235,612
Equity securities, trading, at fair value	—	36,908
Other investments	11,172	11,408
Total investments	257,564	283,928
Cash and cash equivalents	9,500	18,215
Restricted cash and cash equivalents	730,155	685,016
Reinsurance balances receivable	326,618	300,251
Loss and loss adjustment expenses recoverable	46,196	43,705
Deferred acquisition costs	52,657	49,929
Unearned premiums ceded	24,253	24,981
Notes receivable	29,464	26,861
Other assets	2,849	2,559
Total assets	$1,479,256	$1,435,445
Liabilities and equity
Liabilities
Due to related party investment fund	$—	$9,642
Loss and loss adjustment expense reserves	507,931	482,662
Unearned premium reserves	226,968	211,789
Reinsurance balances payable	150,071	139,218
Funds withheld	15,056	16,418
Other liabilities	4,119	5,067
Convertible senior notes payable	90,796	91,185
Total liabilities	994,941	955,981

Redeemable non-controlling interest in related party joint venture	—	1,692

Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,463,046 (2018: 30,130,214): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2018: 6,254,715))	3,672	3,638
Additional paid-in capital	500,814	499,726
Retained earnings (deficit)	(20,171)	(26,077)
Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	484,315	477,287
Non-controlling interest in related party joint venture	—	485
Total equity	484,315	477,772
Total liabilities, redeemable non-controlling interest and equity	$1,479,256	$1,435,445

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2019	2018
Revenues
Gross premiums written	$162,560	$175,125
Gross premiums ceded	(21,401)	(29,843)
Net premiums written	141,159	145,282
Change in net unearned premium reserves	(15,797)	562
Net premiums earned	125,362	145,844
Income (loss) from investment in related party investment fund [net of related party expenses of $5,432 and $0, respectively]	30,756	—
Net investment income (loss) [net of related party expenses of $0 and $4,454, respectively]	1,567	(145,216)
Other income (expense), net	1,069	(487)
Total revenues	158,754	141
Expenses
Net loss and loss adjustment expenses incurred	122,865	95,824
Acquisition costs	21,526	44,209
General and administrative expenses	6,840	5,956
Interest expense	1,544	—
Total expenses	152,775	145,989
Income (loss) before income tax	5,979	(145,848)
Income tax (expense) benefit	(73)	770
Net income (loss)	5,906	(145,078)
Loss (income) attributable to non-controlling interest in related party joint venture	—	2,326
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$5,906	$(142,752)
Earnings (loss) per share
Basic	$0.16	$(3.85)
Diluted	$0.16	$(3.85)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,972,665	37,087,169
Diluted	36,364,358	37,087,169

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	19	—	—	19	—	19
Share-based compensation expense	—	1,254	—	1,254	—	1,254
Change in non-controlling interest in related party joint venture	—	—	—	—	(1,862)	(1,862)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(142,752)	(142,752)	—	(142,752)
Balance at March 31, 2018	$3,755	$504,570	$181,520	$689,845	$11,071	$700,916

Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772
Issue of Class A ordinary shares, net of forfeitures	34	—	—	34	—	34
Share-based compensation expense	—	1,088	—	1,088	—	1,088
Change in non-controlling interest in related party joint venture	—	—	—	—	(485)	(485)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	5,906	5,906	—	5,906
Balance at March 31, 2019	$3,672	$500,814	$(20,171)	$484,315	$—	$484,315

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2019	2018
Cash provided by (used in) operating activities
Net income (loss)	$5,906	$(145,078)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(30,756)	—
Loss (income) from equity accounted investment	(431)	—
Net change in unrealized gains and losses on investments and financial contracts	14,150	3,695
Net realized (gains) losses on investments and financial contracts	(14,150)	140,255
Foreign exchange (gains) losses on investments	(408)	387
Share-based compensation expense	1,122	1,273
Amortization and interest expense	(389)	—
Depreciation expense	7	92
Net change in
Reinsurance balances receivable	(26,367)	(24,494)
Loss and loss adjustment expenses recoverable	(2,491)	(10,023)
Deferred acquisition costs	(2,728)	2,087
Unearned premiums ceded	728	(330)
Other assets	(297)	(680)
Loss and loss adjustment expense reserves	25,269	20,219
Unearned premium reserves	15,179	(60)
Reinsurance balances payable	10,853	(4,946)
Funds withheld	(1,362)	(7,969)
Other liabilities	(948)	(3,599)
Net cash provided by (used in) operating activities	(7,113)	(29,171)
Investing activities
Proceeds from redemptions from related party investment fund	57,169	—
Contributions to related party investment fund	(520)	—
Purchases of investments	—	(167,809)
Sales of investments, trading	—	431,737
Payments for financial contracts	—	(85,146)
Proceeds from financial contracts	—	18,665
Securities sold, not yet purchased	—	139,683
Dispositions of securities sold, not yet purchased	—	(448,376)
Change in due to related party investment fund	(9,642)	—
Change in due to prime brokers and other financial institutions	—	(97,900)
Net change in notes receivable	(2,603)	(2,511)
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	(1,278)	—
Net cash provided by (used in) investing activities	43,126	(211,657)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	411	1,239
Net increase (decrease) in cash, cash equivalents and restricted cash	36,424	(239,589)
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	703,231	1,531,098
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$739,655	$1,291,509
Supplementary information
Interest paid in cash	$1,933	$3,867
Non-cash transfer of investments (Note 3)	36,673	—
Non-cash addition of right-of-use asset	323	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2019

1. ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto (the “Law”) and is subject to regulation by the Cayman Islands Monetary Authority, in terms of the Law. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

Prior to January 2, 2019, the Company and its reinsurance subsidiaries were party to a joint venture agreement (the “venture agreement”) with DME Advisors, LP (“DME Advisors”) and DME Advisors LLC (“DME”) under which the Company, its reinsurance subsidiaries and DME were participants in a joint venture (the “Joint Venture”) for the purpose of managing certain jointly held assets. The Joint Venture was consolidated in accordance with ASC 810, Consolidation (ASC 810). DME and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications and changes in description

Changes in the condensed consolidated statements of operations and statements of cash flows

The Company’s condensed consolidated statements of operations previously used the caption “Net income (loss) including non-controlling interest” to represent the net income (loss) before deducting non-controlling interest. Similarly, the caption “Net income (loss)” was used to represent the net income (loss) available to the Company after deducting non-controlling interest. Effective from the year ended December 31, 2018, the Company amended the captions as follows:

•The caption “Net income (loss) including non-controlling interest” was renamed “Net income (loss).”
•The caption “Net income (loss)” was renamed “Net income (loss) attributable to Greenlight Capital Re, Ltd.”

In addition, the Company’s condensed consolidated statements of cash flows previously started with net income (loss) excluding income (loss) from non-controlling interest. The net income (loss) from non-controlling interest was presented as a reconciling item to the net cash flow from operating activities. Effective from the year ended December 31, 2018, the Company amended the presentation to start with “Net income (loss)” which includes income from non-controlling interest. The prior period comparative information has been reclassified to conform to the current period presentation. The reclassification had no impact on the Company’s results of operations, financial position, earnings (loss) per share or net cash provided by (used in) operating activities.

Other reclassification

Effective from the second quarter of 2018, contracts that cover more than one line of business are grouped as “multi-line.” The prior period comparative information in Note 11 has been reclassified to conform to the current period presentation. There was no material impact on the presentation of the Company’s results of operations or financial condition as a result of this reclassification.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

 Restricted Cash and Cash Equivalents

Restricted cash and cash equivalent balances are held to collateralize regulatory trusts and letters of credit issued to cedents (see Note 10). The amount of cash encumbered varies depending on the collateral required by those cedents.

The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	March 31, 2019	December 31, 2018
	($ in thousands)
Cash and cash equivalents	$9,500	$18,215
Restricted cash and cash equivalents	730,155	685,016
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$739,655	$703,231

Notes Receivable

Notes receivable represent promissory notes receivable from third parties. These notes are recorded at cost plus accrued interest, if any, which approximates the fair value. Interest income and realized gains or losses on the sale of notes receivable are included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

The Company regularly reviews all notes receivable individually for impairment and records valuation allowance provisions for uncollectible and non-performing notes. When the recorded value of a note receivable is not considered impaired but there is uncertainty as to the collection of interest contractually due, the Company places the note on non-accrual status. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

At March 31, 2019, $8.7 million of notes receivable (net of any valuation allowance) were on non-accrual status
(December 31, 2018: $9.8 million) and payments received were applied to reduce the recorded value of the notes.

At March 31, 2019 and December 31, 2018, $0.2 million of accrued interest was included in the caption “Notes receivable” in the Company’s condensed consolidated balance sheets. Management has assessed the recorded values of the notes receivable, net of valuation allowance, at March 31, 2019 and December 31, 2018, to be fully collectible.

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At March 31, 2019, deposit assets and deposit liabilities were $12.2 million and $57.3 million, respectively (December 31, 2018: $11.9 million and $52.9 million, respectively). For the three months ended March 31, 2019, interest income and expense on deposit accounted contracts was $0.0 million and $1.0 million, respectively For three months ended March 31, 2018, interest income and expense on deposit accounted contracts was $0.2 million and $0.1 million, respectively.

Other Assets

Other assets consist primarily of prepaid expenses, fixed assets, right-of-use lease assets, other receivables and deferred tax assets.

Other Liabilities

Other liabilities consist primarily of accruals for professional fees, employee bonuses and lease liabilities.

Earnings (Loss) Per Share

The Company’s unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered “participating securities” for the purposes of calculating earnings (loss) per share. Basic earnings (loss) per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following:

•	Restricted Stock Units (“RSUs”) issued that would convert to common shares upon vesting;

•	additional potential common shares issuable when stock options are exercised, determined using the treasury stock method; and

•	those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments, determined using the treasury stock method.

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

The table below presents the shares outstanding for the purposes of its calculation of earnings (loss) per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31
	2019	2018
Weighted average shares outstanding - basic	35,972,665	37,087,169
Effect of dilutive employee and director share-based awards	391,693	—
Weighted average shares outstanding - diluted	36,364,358	37,087,169
Anti-dilutive stock options outstanding	935,627	1,015,627
Participating securities excluded from calculation of loss per share	—	460,155

Taxation

Under current Cayman Islands law, no corporate entity, including GLRE and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to GLRE, Greenlight Re nor their respective operations, or to the Class A or Class B ordinary shares or related obligations, before February 1, 2025.

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2018: 21%). Verdant’s tax years 2014 and beyond remain open and subject to examination by the IRS.

GRIL is incorporated in Ireland and therefore is subject to the Irish corporation tax rate of 12.5% on its trading income, and 25% on its non-trading income.

The Company evaluates its deferred tax assets and records a valuation allowance to the extent that the Company considers it more likely than not that all or a portion of the deferred tax asset will not be realized in the future. Other than the evaluation of a valuation allowance for deferred tax assets, the Company has not taken any income tax positions that are subject to significant uncertainty that is reasonably likely to have a material impact on the Company.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases (Topic 842) is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Leases (Topic 842) during the first quarter of 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company has adopted the following practical expedients:

•	Carry forward of historical lease classifications and current accounting treatment for existing land easements;

•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

•	Hindsight practical expedient for remeasuring the lease terms on the basis of information obtained between entering into the lease and adopting Leases (Topic 842).

Adoption of Leases (Topic 842) resulted in the recognition of operating lease right-of-use asset and corresponding lease liability of $0.3 million which were included in the Company’s condensed consolidated balance sheets under the captions “Other Assets” and “Other Liabilities” as of March 31, 2019.

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amended the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendment is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during 2020.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

Effective September 1, 2018, Greenlight Re and GRIL entered into the SILP LPA with DME II. In accordance with the SILP LPA, DME II serves as the general partner of SILP. On September 1, 2018, SILP entered into a SILP investment advisory agreement (“IAA”) with DME Advisors pursuant to which DME Advisors is the investment manager for SILP. In addition, on September 1, 2018, Greenlight Re and GRIL, together the “GLRE Limited Partners,” and SILP executed a Participation Agreement pursuant to which the GLRE Limited Partners transferred a participation interest in the assets that were subject to the Joint Venture (except for certain assets that were mutually agreed and excluded from participating) to SILP (collectively referred to as the “LP Transaction.”) SILP issued limited partner interests to the GLRE Limited Partners proportionate to and based on the net asset value transferred by each such entity effective September 1, 2018. The Joint Venture was terminated on January 2, 2019, the date by which all assets were transferred to SILP in accordance with the SILP LPA.

The Company has concluded that SILP qualifies as a variable interest entity (“VIE”) under U.S. GAAP. In assessing its interest in SILP, the Company noted the following:

•
DME II serves as SILP’s general partner and has the power of appointing the investment manager. The Company does not have the power to appoint, change or replace the investment manager or the general partner except “for cause.” Neither of the GLRE Limited Partners can participate in the investment decisions of SILP as long as SILP adheres to the investment guidelines provided within the SILP LPA. For these reasons, the GLRE Limited Partners are not considered to have substantive participating rights or kick-out rights

•
DME II holds an interest in excess of 10% of SILP’s net assets which the Company considers to represent an obligation to absorb losses and a right to receive benefits of SILP that are significant to SILP.

Consequently, the Company has concluded that DME II’s interests, and not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company’s investment in SILP is presented on the condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company accounted for the transfer of the investment assets to SILP as a sale. The underlying investment liabilities were extinguished from the Company’s condensed consolidated balance sheet as they were either settled, novated or legally transferred to SILP as part of the LP Transaction. There were no net gains or losses resulting from the transfer of net assets, and there was no cash paid or received by the Company as part of the LP Transaction.

At December 31, 2018, certain assets that were subject to the Participation Agreement for which the GLRE Limited Partners received an interest in SILP had not transferred legal title to SILP. The Company accounted for those assets as collateralized borrowing and recorded a liability in the caption, “Due to related party investment fund,” relating to the Company’s obligation to transfer the assets to SILP. These assets were transferred to SILP during the three months ended March 31, 2019.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of March 31, 2019, the net asset value of the GLRE Limited Partners’ investment in SILP was $246.4 million, representing 82.8% of SILP’s total net assets. The remaining 17.2% of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. The majority of SILP’s long investments are composed of publicly-traded equity securities and other holdings, which can be readily liquidated to meet any GLRE Limited Partner’s redemption requests. The Company’s share of the change in the net asset value of SILP for the three months ended March 31, 2019 was income of $30.8 million, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2019, the Company transferred the rights to $36.7 million of remaining net investments from Greenlight RE and GRIL’s Joint Venture investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gain or loss. The summarized financial information of SILP is presented below.

Summarized Statement of Operations of Solasglas Investments, LP

Three months ended March 31, 2019
($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$1,240
Interest income	686
Total Investment income	1,926

Expenses
Management fee	(2,014)
Interest	(1,374)
Dividends	(1,070)
Professional fees and other	(380)
Total expenses	(4,838)
Net investment income (loss)	(2,912)

Realized and change in unrealized gains (losses) on investments
Net realized gain (loss) on investments	(7,175)
Net change in unrealized appreciation on investments	49,753
Net gain (loss) on investments	42,578

Net income (loss)	$39,666

GLRE Limited Partners’ share of net income (loss) [1]	$30,756

1 Net of management fees of $2.0 million and a performance allocation of $3.4 million. See Note 9 for further details.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	March 31, 2019	December 31, 2018
	($ in thousands)
Assets
Investments, at fair value	$506,080	$464,461
Due from brokers	110,699	77,821
Cash and cash equivalents	1,705	13,200
Interest and dividends receivable	1,910	2,358
Total assets	620,394	557,840

Liabilities and partners’ capital
Liabilities
Investments sold, not yet purchased, at fair value	(284,087)	(225,072)
Notes Payable	(30,000)	(30,000)
Due to brokers	(7,069)	(23,951)
Interest and dividends payable	(1,456)	(1,238)
Other liabilities	(79)	(169)
Total liabilities	(322,691)	(280,430)

Net Assets	$297,703	$277,410

GLRE Limited Partners’ share of Net Assets	$246,392	$235,612

4. FINANCIAL INSTRUMENTS

Investments

Equity securities, trading

At December 31, 2018, the following long positions were included in the caption “Equity securities, trading”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$50,521	$1,015	$(14,628)	$36,908
Total equity securities	$50,521	$1,015	$(14,628)	$36,908

During the three months ended March 31, 2019, these equity positions were transferred to SILP.

Other Investments

“Other investments” include private securities and unlisted funds and investment accounted for under the equity method.

The tables below present the Company’s other investments as at March 31, 2019 and December 31, 2018:

March 31, 2019	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$5,718	$23	$(3)	$5,738
Investment accounted for under the equity method	NA	NA	NA	5,434
Total Other investments				$11,172

December 31, 2018	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Private investments and unlisted equity funds	$6,672	$—	$(267)	$6,405
Investment accounted for under the equity method	NA	NA	NA	5,003
Total Other investments	$6,672	$—	$(267)	$11,408

The Company has invested in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter (MGU) focused on employee and health insurance benefits. The Company’s involvement in AccuRisk includes providing capital and funding for its expansion and providing reinsurance to business produced by the MGU.

At March 31, 2019 and December 31, 2018, the Company held a 58% interest in AccuRisk, and had also provided it with a $6.0 million credit facility. The Company has determined that AccuRisk is a variable interest entity, of which the Company is not the primary beneficiary. The Company has accounted for its investment in AccuRisk under the equity method and included it in the caption “Other Investments” in Company’s condensed consolidated balance sheets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment in the entity plus any loans outstanding to it (see Note 10). For the three months ended March 31, 2019, the Company’s share of AccuRisk’s net income (loss) was 0.4 million (2018: nil) which was included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

   Fair Value Hierarchy

The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels, with Level 3 being the lowest.

 As of March 31, 2019, the Company did not hold any instruments assigned a Level within the fair value hierarchy.

The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details.)

The Company carries its private investments and unlisted equity funds in accordance with the measurement alternative under ASU 2016-01 and ASU 2018-03, which permits entities to measure certain types of equity securities without readily determinable fair values at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At March 31, 2019, the carrying value of these private equity securities was $5.7 million (December 31, 2018: $5.7 million). There were no meaningful upward or downward adjustments to the carrying values of the private equity securities for the three months ended March 31, 2019.

The carrying value of investments accounted for under the equity method is based on the Company's share of the investees’ net assets.

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
(2) See Note 3 “Investment in related party investment fund.”

During the three months ended March 31, 2019, the Company’s securities measured at fair value using Level 3 inputs, which had a fair value of $0.6 million, were transferred to SILP in connection with the LP Transaction. (See Note 3.)

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

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2019 or the three months ended March 31, 2018.

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the three months ended March 31, 2019.

At March 31, 2019 and December 31, 2018, loss and loss adjustment expense reserves were composed of the following:

Consolidated	March 31, 2019	December 31, 2018
	($ in thousands)
Case reserves	$197,483	$211,910
IBNR	310,448	270,752
Total	$507,931	$482,662

At March 31, 2019 and December 31, 2018, the loss and loss adjustment expense reserves relating to health were $26.3 million and $24.5 million, respectively.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the three months ended March 31, 2019 and 2018 are as follows:

Health	2019	2018
	($ in thousands)
Gross balance at January 1	$24,502	$22,181
Less: Losses recoverable	—	—
Net balance at January 1	24,502	22,181
Incurred losses related to:
Current year	11,142	11,992
Prior years	2,159	830
Total incurred	13,301	12,822
Paid losses related to:
Current year	(1,502)	(1,872)
Prior years	(9,972)	(9,231)
Total paid	(11,474)	(11,103)
Foreign currency revaluation	—	—
Net balance at March 31	26,329	23,900
Add: Losses recoverable	—	—
Gross balance at March 31	$26,329	$23,900

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the three months ended March 31, 2019 and 2018 is as follows:

Consolidated	2019	2018
	($ in thousands)
Gross balance at January 1	$482,662	$464,380
Less: Losses recoverable	(43,705)	(29,459)
Net balance at January 1	438,957	434,921
Incurred losses related to:
Current year	87,812	98,558
Prior years	35,053	(2,734)
Total incurred	122,865	95,824
Paid losses related to:
Current year	(87,375)	(17,161)
Prior years	(13,277)	(69,703)
Total paid	(100,652)	(86,864)
Foreign currency revaluation	565	1,236
Net balance at March 31	461,735	445,117
Add: Losses recoverable	46,196	39,482
Gross balance at March 31	$507,931	$484,599

For the three months ended March 31, 2019, the estimate of net losses incurred relating to prior accident years increased by $35.1 million, an increase that originated primarily from private passenger automobile contracts. These unanticipated auto losses were the result of adverse rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed. The net financial impact of the prior period adverse loss development for the three months ended March 31, 2019, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $25.7 million.

For the three months ended March 31, 2018, the estimate of net losses incurred relating to prior accident years decreased by $2.7 million, which primarily related to favorable loss development relating to 2017 hurricanes resulting from updated reporting received from cedents and, to a lesser extent, resulting from favorable claims experience associated with mortgage contracts. The net financial impact of the prior period favorable loss development for the three months ended March 31, 2018, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts associated with the prior period contracts, was a loss of $1.7 million.

6. RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three months ended March 31, 2019, the Company’s earned ceded premiums were $22.2 million (2018: $29.5 million). For the three months ended March 31, 2019, loss and loss adjustment expenses incurred of $122.9 million (2018: $95.8 million) reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered of $26.3 million (2018: $19.4 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2019, the Company’s loss reserves recoverable consisted of (i) $34.6 million (December 31, 2018: $34.3 million) from unrated retrocessionaires, which were secured by cash and collateral held in trust accounts for the benefit of the Company and (ii) $11.6 million (December 31, 2018: $9.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2019 and December 31, 2018, no provision for uncollectible losses recoverable was considered appropriate.

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. If converted at March 31, 2019, the face value of the Notes would be cash settled and conversion settlement would result in no shares issued by the Company due to the share price at March 31, 2019 being lower than the conversion price of $17.19 per share.
If Notes are converted by the holder, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of March 31, 2019 and December 31, 2018, the unamortized debt discount was $7.1 million and $7.5 million, respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of March 31, 2019, the unamortized portion of these costs attributed to the debt component was $2.7 million (December 31, 2018: $2.9 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.
The carrying value of the Notes including accrued interest as of March 31, 2019 was $90.8 million (December 31, 2018: $91.2 million), which approximates their fair value.
For the three months ended March 31, 2019, the Company recognized interest expense of $1.5 million in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of March 31, 2019 and December 31, 2018.

8. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the three months ended March 31, 2019, 235,701 (2018: 158,669) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2019, 89,945 (2018: 30,660) Class A ordinary shares were issued to the Company’s Chief Executive Officer pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these shares was $10.84 (2018: $15.90) per share. As of March 31, 2019, the performance condition was not expected to be met and no compensation cost was recognized relating to these shares for the three months ended March 31, 2019.

For the three months ended March 31, 2019, no (2018: 2,279) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2019, no stock compensation expense (2018: $0.0 million) relating to the forfeited restricted shares was reversed.

The Company recorded $0.8 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the three months ended March 31, 2019 (2018: $0.8 million). As of March 31, 2019, there was $4.0 million (December 31, 2018: $2.6 million) of unrecognized compensation cost relating to non-vested restricted shares which are expected to be recognized over a weighted average period of 2.3 years (December 31, 2018: 1.6 years). For the three months ended March 31, 2019, the total fair value of restricted shares vested was $2.3 million (2018: $1.9 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2019:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2018	432,457	$18.58
Granted	325,646	10.84
Vested	(105,135)	21.56
Forfeited	—	—
Balance at March 31, 2019	652,968	$14.24

Employee and Director Stock Options

For the three months ended March 31, 2019, no Class A ordinary share purchase options were granted, no stock options were exercised by directors or employees, and no stock options vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The total compensation cost expensed relating to stock options for the three months ended March 31, 2019 was $0.3 million (2018: $0.5 million). At March 31, 2019, the total compensation cost related to non-vested options not yet recognized was $1.9 million (December 31, 2018: $2.2 million) to be recognized over a weighted average period of 2.8 years (December 31, 2018: 2.9 years) assuming the grantee completes the service period for vesting of the options.

There was no activity in employee and director stock options during the three months ended March 31, 2019. At March 31, 2019 and December 31, 2018, there were 0.9 million stock options outstanding with a weighted average exercise price of $23.05 per share and weighted average grant date fair value of $10.00 per share. The weighted average remaining contractual term of the stock options was 6.2 years and 6.4 years, at March 31, 2019 and December 31, 2018, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These shares contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the three months ended March 31, 2019, 48,535 (2018: 28,301) RSUs were issued to employees pursuant to the Company’s stock incentive plan.

The Company recorded $0.1 million of share-based compensation expense (recovery), net of forfeitures, relating to RSUs for the three months ended March 31, 2019 (2018: $0.0 million).

Employee RSU activity during the three months ended March 31, 2019 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2018	46,398	$18.13
Granted	48,535	10.84
Vested	(7,186)	21.56
Forfeited	—	—
Balance at March 31, 2019	87,747	$13.82

For the three months ended March 31, 2019 and 2018, the combined stock compensation expense (net of forfeitures), which was included in general and administrative expenses, was $1.1 million and $1.3 million, respectively.

9. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

Prior to September 1, 2018, the Company and its reinsurance subsidiaries were party to the venture agreement with DME Advisors under which the Company, its reinsurance subsidiaries and DME were participants of the Joint Venture for the purpose of managing certain jointly held assets. In addition, prior to September 1, 2018, the Company, its reinsurance subsidiaries and DME had entered into a separate investment advisory agreement with DME Advisors (the “advisory agreement”). On September 1, 2018, the Company, DME and DME Advisors entered into a termination agreement to terminate the Joint Venture and the advisory agreement on January 2, 2019.

On September 1, 2018, the Company entered into the SILP LPA with DME II, as General Partner. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in any year subsequent to any years in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the three months ended March 31, 2019, performance allocation of $3.4 million was deducted from the Company’s investment in SILP and allocated to DME II.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023 subject to an automatic extension for successive three-year terms. For the three months ended March 31, 2019, management fees paid by SILP to DME Advisors of $2.0 million were included in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

Pursuant to the venture agreement, a performance allocation equal to 20% of the net investment income of the Company’s share of the Joint Venture was allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision required DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the aggregate investment loss was earned. DME was not entitled to earn a performance allocation in a year in which the investment portfolio under the Joint Venture incurred a loss. For the three months ended March 31, 2019, no performance allocation was deducted due to the Joint Venture being terminated. During the three months ended March 31, 2018, no performance allocation was deducted as a result of the investment losses incurred during that period.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, was paid to DME Advisors. During the three months ended March 31, 2019, the Joint Venture was terminated and no management fees were paid or accrued relating to the Joint Venture (2018: $4.5 million).

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. SILP, along with certain affiliates of DME Advisors, collectively own 47.7% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

Collateral Assets Investment Management Agreement

Effective January 1, 2019, the Company (and its subsidiaries) entered into a collateral assets investment management agreement (the “CMA”) with DME Advisors, pursuant to which DME Advisors manages certain assets of the Company that are not subject to the SILP LPA and are held by the Company to provide collateral required by the cedents in the form of trust accounts and letters of credit. In accordance with the CMA, DME Advisors receives no fees and is required to comply with the collateral investment guidelines. The CMA can be terminated by any of the parties upon 30 days’ prior written notice to the other parties.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2019, the Company had the following letter of credit facilities, which automatically renew each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Butterfield Bank (Cayman) Limited	$492	June 30, 2020	90 days prior to termination date
Citibank Europe plc	400,000	October 11, 2019	120 days prior to termination date
	$400,492

The Butterfield Bank facility is being wound down and will be terminated once the remaining outstanding letter of credit is returned. As of March 31, 2019, an aggregate amount of $247.8 million (December 31, 2018: $208.3 million) in letters of credit were issued under the above facilities. As of March 31, 2019, total cash and cash equivalents with a fair value in the aggregate of $249.3 million (December 31, 2018: $221.7 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2019 and December 31, 2018.

The Company has also established regulatory trust arrangements for certain cedents. As of March 31, 2019, collateral of $480.9 million (December 31, 2018: $463.4 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018. The Company is currently in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until June 30, 2019. The Company has determined that the current arrangement qualifies as a short term lease upon adoption of Leases (Topic 842) on January 1, 2019. The short-term lease expense for the three months ended March 31, 2019 was $0.1 million.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this lease was an operating lease on January 1, 2019 and has recorded a right-of-use asset and a corresponding lease liability of $0.3 million. The operating lease expense for the three months ended March 31, 2019 and 2018 was insignificant. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of March 31, 2019.

Loan Facility

From time to time, the Company makes investments in the form of equity or debt in private entities as part of its strategic investments and innovation initiatives. As part of the Company’s participation in such investments, the Company may make funding commitments. As of March 31, 2019, the Company had committed to a loan facility (the “Loan Facility”) of $6.0 million to AccuRisk (see Note 4). As of March 31, 2019, $0.5 million of the Loan Facility was available to AccuRisk. Included in the schedule below is the minimum obligation relating to the Loan Facility as of March 31, 2019 on the assumption that the entire Loan Facility will be drawn by AccuRisk during 2019.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2019	2020	2021	2022	2023	Thereafter	Total
	($ in thousands)
Operating lease obligations	$124	$165	$62	$—	$—	$—	$351
Interest and convertible note payable	2,000	4,000	4,000	4,000	104,000	—	118,000
Loan facility	450	—	—	—	—	—	450
	$2,574	$4,165	$4,062	$4,000	$104,000	$—	$118,801

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

11. SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2019		2018
	($ in thousands)
Property
Commercial	$3,730	2.3%	$2,644	1.5%
Motor	20,183	12.4	22,422	12.8
Personal	2,893	1.8	2,441	1.4
Total Property	26,806	16.5	27,507	15.7

Casualty
General Liability	982	0.6	1,232	0.7
Motor Liability	79,243	48.7	83,562	47.7
Professional Liability	82	0.1	438	0.3
Workers' Compensation	9,429	5.8	3,559	2.0
Multi-line *	20,749	12.8	17,015	9.7
Total Casualty	110,485	68.0	105,806	60.4

Other
Accident & Health	14,871	9.1	29,577	16.9
Financial	7,904	4.9	11,214	6.4
Marine	110	0.1	371	0.2
Other Specialty	2,384	1.5	650	0.4
Total Other	25,269	15.5	41,812	23.9
	$162,560	100.0%	$175,125	100.0%
* The prior period comparative information has been reclassified to conform to the current period presentation. See Note 1 for further details.

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2019		2018
	($ in thousands)
U.S. and Caribbean	$137,651	84.7%	$157,707	90.1%
Worldwide (1)	24,909	15.3	17,278	9.8
Europe	—	—	186	0.1
Asia (2)	—	—	(46)	—
	$162,560	100.0%	$175,125	100.0%
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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2019 and 2018 and financial condition as of March 31, 2019 and December 31, 2018. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Segments

We manage our business on the basis of one operating segment, property and casualty reinsurance, and we analyze our business based on the following categories:

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

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital. Much of the global property and casualty reinsurance marketplace has experienced an extended period of rate pressure and reductions. However, in recent months pricing has improved throughout most of the markets in which we operate, as the amount of capital deployed in many classes of business appears to have been reduced.
Starting from the second half of 2017, we have ceded over $150 million of premiums to retrocessionaires to reduce our net exposure to private passenger automobile business. While we view current conditions in the private passenger automobile business in the U.S. to be generally favorable, we expect to use our retrocession program to continue to align our net exposure to our risk appetite for this business.
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and allows us to profitably participate in lines of business that fit within our strategy. Further we believe that the market pressure to contain and reduce internal expenses will continue for the foreseeable future, particularly as the use of unrated collateralized capital extends to classes of business beyond the current significant penetration in property catastrophe classes. Collateralized reinsurance funds are generally less expensive to operate than rated reinsurance companies and may also have access to capital at a lower cost.
We have begun to expand the classes of business that we underwrite and the client base that we support, as we believe they will enable us to generate favorable returns on equity over the long term. In some cases, this expansion involves participation where we are not the lead underwriter.
We expect that technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries will have an increasingly significant effect on the markets in which we operate. We anticipate that our initiatives to develop and implement product and service innovations with insurance applications through Greenlight Re Innovations, will also create new underwriting opportunities for us in the future.
The decrease in our capital base, particularly during 2018, may constrain our capacity to grow our premiums in the short term, although to date it has had minimal impact on our ability to execute in accordance with our 2019 business plan. We will continue to monitor market conditions to best position ourselves to participate where an appropriate risk reward profile exists. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio composition and performance.
There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including rising interest rates and potential trade disputes. Given these uncertainties, we continue to maintain an amount equivalent to our net loss reserves in cash and cash equivalents or high-grade fixed income securities, while investing the rest of our funds in accordance with our value investing strategy.

Critical Accounting Policies and Estimates

Preparing our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2018 describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

Recently issued and adopted accounting standards and their impact to the Company, if any, are presented under “Recent Accounting Pronouncements” in Note 2 to the condensed consolidated financial statements.

Key Financial Measures and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”) to evaluate our financial performance and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of our business to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:

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

Basic adjusted book value per share is considered a non-GAAP financial measure because the numerator excludes non-controlling interests in the Joint Venture. The Joint Venture was terminated during the first quarter of 2019, and as a result no such adjustment is required as at March 31, 2019. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact of dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted adjusted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted adjusted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$484,315	$477,772	$558,738	$661,665	$700,916
Less: Non-controlling interest in joint venture	—	$(485)	$(1,757)	$(10,719)	(11,071)
Numerator for basic adjusted book value per share	484,315	$477,287	$556,981	$650,946	689,845
Add: Proceeds from in-the-money stock options issued and outstanding	—	$—	$—	$—	—
Numerator for fully diluted adjusted book value per share	$484,315	$477,287	$556,981	$650,946	$689,845
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	36,717,761	36,384,929	36,386,321	37,415,259	37,550,648
Add: In-the-money stock options and RSUs issued and outstanding	87,747	46,398	46,398	46,398	46,398
Denominator for fully diluted adjusted book value per share	36,805,508	36,431,327	36,432,719	37,461,657	37,597,046
Basic adjusted book value per share	$13.19	13.12	15.31	17.4	$18.37
Increase (decrease) in basic adjusted book value per share ($)	$0.07	$(2.19)	$(2.09)	$(0.97)	$(3.88)
Increase (decrease) in basic adjusted book value per share (%)	0.5%	(14.3)%	(12.0)%	(5.3)%	(17.4)%

Fully diluted adjusted book value per share	$13.16	$13.10	$15.29	$17.38	$18.35
Change in fully diluted adjusted book value per share ($)	$0.06	$(2.19)	$(2.09)	$(0.97)	$(3.87)
Change in fully diluted adjusted book value per share (%)	0.5%	(14.3)%	(12.0)%	(5.3)%	(17.4)%

Net Underwriting Income (Loss)

One way that we evaluate the Company’s underwriting performance is through the measurement of net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management as it measures the fundamentals underlying the Company’s underwriting operations. We believe that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze our performance in a manner similar to how management analyzes performance. Management also believes that this measure follows industry practice and allows the users of financial information to compare the Company’s performance with its those of our industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. Net underwriting income (loss) is calculated as net premiums earned, plus other income (expense) related to underwriting activities, less net loss and loss adjustment expenses, less acquisition costs, and less underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) interest expense and other income (expense) not related to underwriting, (5) income taxes and (6) income attributable to non-controlling interest. We exclude total investment-related income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them could hinder the analysis of trends in our underwriting operations. We include other income and expense relating to deposit accounted contracts and industry loss warranty contracts, which we consider part of our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended March 31
	2019	2018
	($ in thousands)
Income (loss) before income tax	$5,979	$(145,848)
Add (subtract):
Investment related (income) loss	(32,323)	145,216
Other (income) expense	(69)	670
Corporate expenses	3,034	2,463
Interest expense	1,544	—
Net underwriting income (loss)	$(21,835)	$2,501

Results of Operations

The table below summarizes our operating results for the three months ended March 31, 2019 and 2018:

	Three months ended March 31
	2019	2018
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$162,560	$175,125
Gross premiums ceded	(21,401)	(29,843)
Net premiums written	141,159	145,282
Change in net unearned premium reserves	(15,797)	562
Net premiums earned	$125,362	$145,844
Underwriting expenses
Loss and LAE incurred, net
Current year	$87,812	$98,558
Prior year *	35,053	(2,734)
Loss and LAE incurred, net	122,865	95,824
Acquisition costs, net	21,526	44,209
Underwriting expenses	3,806	3,493
Deposit accounting expense (income)	(1,000)	(183)
Underwriting income (loss)	$(21,835)	$2,501

Income (loss) from investment in related party investment fund	$30,756	$—
Net investment income (loss)	1,567	(145,216)
Net investment result	$32,323	$(145,216)

Net income (loss)	$5,906	$(145,078)

Net income (loss) attributable to Greenlight Capital Re, Ltd.	$5,906	$(142,752)

Loss ratio - current year	70.0%	67.6%
Loss ratio - prior year	28.0%	(1.9)%
Loss ratio	98.0%	65.7%
Acquisition cost ratio	17.2%	30.3%
Composite ratio	115.2%	96.0%
Underwriting expense ratio	2.2%	2.3%
Combined ratio	117.4%	98.3%

* The net financial impact of changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was $25.7 million and $1.7 million in the first quarters of 2019 and 2018, respectively.

Three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019, the fully diluted adjusted book value per share increased by $0.06 per share, or 0.5%, to $13.16 per share from $13.10 per share at December 31, 2018. For the three months ended March 31, 2019, the basic adjusted book value per share increased by $0.07 per share, or 0.5%, to $13.19 per share from $13.12 per share at December 31, 2018.

For the three months ended March 31, 2019, the net income attributable to the Company was $5.9 million, compared to a net loss attributable to the Company of $142.8 million reported for the same period in 2018.

The developments that most significantly affected our financial performance during the three months ended March 31, 2019, compared to the same period in 2018 are summarized below:

•
Underwriting loss - The underwriting loss for the three months ended March 31, 2019 was $21.8 million, primarily resulting from adverse loss development on our private passenger automobile business. By comparison, the underwriting income for the same period in 2018 was $2.5 million. While we generally consider automobile exposures to be short-tailed, in the first quarter of 2019 we experienced unanticipated losses in this line due to adverse rulings that affected a significant number of claims in Florida, including many claims that previously had been considered closed. The rulings impacted loss events that occurred between 2015 and early 2018. The net financial impact associated with these additional reserves was approximately $24.5 million for the three months ended March 31, 2019.

As a result of the underwriting loss, our overall composite ratio was 115.2% for the three months ended March 31, 2019, compared to 96.0% during the same period in 2018.

•
Investment income - Our net investment related income for the three months ended March 31, 2019 was $32.3 million compared to an investment related loss of $145.2 million reported for the same period in 2018. During the three months ended March 31, 2019, the Joint Venture was terminated and all remaining investments were transferred to SILP.

Underwriting results

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2019		2018
	($ in thousands)
Property	$26,805	16.5%	$27,536	15.7%
Casualty	110,486	68.0	105,776	60.4
Other	25,269	15.5	41,813	23.9
Total	$162,560	100.0%	$175,125	100.0%

As a result of our underwriting philosophy, our reported quarterly premiums written may be volatile. Additionally, the mix of premiums written between property, casualty and other business may vary from period to period depending on the specific market opportunities that we identify.

For the three months ended March 31, 2019, our gross premiums written decreased by $12.6 million, or 7.2%, compared to the same period in 2018. The change in gross premiums written for the three months ended March 31, 2019 was attributable to the following:

Gross Premiums Written
Three months ended March 31, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(0.7)	(2.7)%	The decrease was primarily related to private passenger automobile business, mostly offset by an increase in personal and commercial property business.
Casualty	$4.7	4.5%	The increase was primarily related to new workers’ compensation and multi-line contracts written during the period and partially offset by decreases in motor liability premiums on existing contracts.
Other	$(16.5)	(39.6)%
The decrease was primarily related to a medical stop-loss contract that we decided to not renew during the first quarter of 2018. Since this contract was a quota share contract, which is being run off, the impact on gross written premiums was more pronounced in the current quarter compared to the first quarter of 2018. To a lesser extent, the decrease was due to commutation of a mortgage reinsurance contract during third quarter of 2018.

Premiums Ceded

For the three months ended March 31, 2019, premiums ceded were $21.4 million compared to $29.8 million for the three months ended March 31, 2018. The decrease in premiums ceded for the three months ended March 31, 2019 was primarily related to private passenger automobile contracts, and corresponded with a decrease in the premiums assumed in the same class of business. In general, we seek to use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2019		2018
	($ in thousands)
Property	$22,194	15.7%	$21,499	14.8%
Casualty	93,791	66.5	81,987	56.4
Other	25,174	17.8	41,796	28.8
Total	$141,159	100.0%	$145,282	100.0%

For the three months ended March 31, 2019, net premiums written decreased by $4.1 million, or 2.8%, respectively, compared to the three months ended March 31, 2018. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2019		2018
	($ in thousands)
Property	$19,745	15.7%	$24,411	16.7%
Casualty	85,457	68.2	90,796	62.3
Other	20,160	16.1	30,637	21.0
Total	$125,362	100.0%	$145,844	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2019		2018
	($ in thousands)
Property	$13,970	11.3%	$9,845	10.3%
Casualty	92,187	75.1	70,956	74.0
Other	16,708	13.6	15,023	15.7
Total	$122,865	100.0%	$95,824	100.0%

Our loss ratio fluctuates based on the mix of business, and any favorable or adverse loss development in our portfolio. The below table summarizes the loss ratios for the three months ended March 31, 2019 and 2018:

	Three months ended March 31
	2019	2018	Increase / (decrease) in loss ratio points
Property	70.8%	40.3%	30.5%
Casualty	107.9%	78.1%	29.8%
Other	82.9%	49.0%	33.9%
Total	98.0%	65.7%	32.3%

The changes in net losses incurred for the three months ended March 31, 2019 were attributable to the following:

Net Losses Incurred
Three months ended March 31, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$4.1	41.9%
The increase was primarily related to private passenger automobile physical damage business which reported an adverse loss development on prior period contracts.

The adverse loss development on automobile physical damage business was the primary driver of the 30.5 percentage-point increase in the property loss ratio.

Casualty	$21.2	29.9%
The increase was primarily related to private passenger automobile liability business which reported an adverse loss development on prior period contracts. The increase was partially offset by other casualty business such as professional and general liability and multiline contracts.

The adverse loss development on motor liability business was the primary driver of the 29.8 percentage-point increase in the casualty loss ratio.

Other	$1.7	11.2%
The increase was partially related to larger than expected losses reported on certain excess of loss contracts during the current period. Additionally, the incurred losses for the comparative period had benefited from favorable loss development on mortgage business during first quarter of 2018.

The unexpected losses on excess of loss contracts and the comparative period reserve release on mortgage business were the main drivers of the 33.9 percentage-point increase in the other loss ratio. The remaining increase in the other loss ratio was primarily driven by adverse development on a health contract.

See Note 5 of the accompanying condensed consolidated financial statements” for additional discussion of prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended March 31
	2019		2018
	($ in thousands)
Property	$2,095	9.7%	$5,563	12.6%
Casualty	13,038	60.6	22,419	50.7
Other	6,393	29.7	16,227	36.7
Total	$21,526	100.0%	$44,209	100.0%

The acquisition cost ratios for the three months ended March 31, 2019 and 2018, were as follows:

	Three months ended March 31
	2019	2018
Property	10.6%	22.8%
Casualty	15.3%	24.7%
Other	31.7%	53.0%
Total	17.2%	30.3%

The changes in the acquisition cost ratios for the three months ended March 31, 2019, compared to the same period in 2018, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended March 31, 2019
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(12.2)	The decrease was primarily due to reversal of sliding scale ceding commissions on private passenger automobile contracts as a result of adverse loss development during the period.
Casualty	(9.4)	The decrease was primarily due to reversal of sliding scale ceding commissions on private passenger automobile contracts as a result of adverse loss development during the period.
Other	(21.3)
The decrease was primarily due to lower profit commissions on mortgage contracts during the current period while the comparative period ratio included higher profit commissions as a result of loss reserves released on those contracts in the first quarter of 2018.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2019	2018
	($ in thousands)
Underwriting expenses	$3,806	$3,493
Corporate expenses	3,034	2,463
General and administrative expenses	$6,840	$5,956

For the three months ended March 31, 2019, the general and administrative expenses increased by $0.9 million, or 14.8%, compared to the same period in 2018. Underwriting expenses increased primarily due to higher personnel expenses. Corporate expenses increased primarily due to higher personnel expenses as well as expenses related to our innovation initiative during the three months ended March 31, 2019. For the three months ended March 31, 2019 and 2018, general and administrative expenses included $1.1 million and $1.3 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Three months ended March 31
	2019	2018
	($ in thousands)
Realized gains (losses)	$(14,150)	$(140,255)
Change in unrealized gains and losses	14,150	(3,695)
Investment related foreign exchange gains (losses)	(3)	(1,195)
Interest and dividend income, net of withholding taxes	3,625	10,592
Interest, dividend and other expenses	(2,486)	(6,209)
Investment advisor compensation on joint venture	—	(4,454)
Income (loss) from equity method investment	431	—
Net investment income (loss)	$1,567	$(145,216)
Income (loss) from investments in related party investment fund	$30,756	$—
Total investment related income (loss)	$32,323	$(145,216)

For the three months ended March 31, 2019, investment income, net of fees and expenses, resulted in a gain of 6.2% on the Investment Portfolio managed by DME Advisors, compared to a loss of 11.8% for the three months ended March 31, 2018. Effective from September 1, 2018, our net investment return is calculated by dividing our investment income/loss (net of fees and expenses) by the Investment Portfolio. These net investment returns are calculated monthly and incorporate cash flows into and out of the Investment Portfolio during each month. These monthly returns are compounded to calculate the quarterly and annual returns.

The long portfolio and macro positions gained 12.1% and 0.5%, respectively, while the short portfolio lost 5.0% during the three months ended March 31, 2019. For the three months ended March 31, 2019, the largest contributors to SILP’s investment income were long positions in AerCap Holdings (AER), Brighthouse Financial (BHF) and General Motors (GM). The largest detractors were short positions in Amazon (AMZN), Netflix (NFLX) and a group of momentum driven short equity positions (the “Bubble Basket”).

For the three months ended March 31, 2019, the investment income from SILP included management fee paid by SILP to DME Advisors of $2.0 million and were included in the caption “Income (loss) from investments in related party investment fund” in the accompanying condensed consolidated financial statements.

The caption “Income (loss) from investments in related party investment fund” also includes performance compensation allocated from the Company’s investment in SILP to DME II. For the three months ended March 31, 2019, the performance allocation of $3.4 million was deducted from the Company’s investment in SILP and allocated to DME II (2018: nil due to the investment loss for the three month period).

For the three months ended March 31, 2019, the net realized losses were offset by the net change in unrealized gains and losses. This reclassification resulted from the transfer of assets from the Joint Venture to SILP. We expect our investment income, including any change in the net asset value of the investment in SILP, to fluctuate from period to period.

For the three months ended March 31, 2019 and 2018, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was 6.9% and (11.8)%, respectively. The gross investment gains (losses) were composed of the following:

	Three months ended March 31
	2019	2018
Long portfolio gains (losses)	12.1%	(5.2)%
Short portfolio gains (losses)	(5.0)	(6.0)
Macro gains (losses)	0.5	(0.1)
Other income and expenses [1]	(0.7)	(0.5)
Gross investment return	6.9%	(11.8)%
Net investment return [1]	6.2%	(11.8)%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Our investment returns are posted on our website (www.greenlightre.com) on a monthly basis. Additionally, our website discloses the largest long positions in our Investment Portfolio as of the last business day of the month of the relevant posting, as well as other information on our long and short exposures. Although DME Advisors regularly discloses all investment positions to us, it may choose not to disclose certain positions to its other clients in order to protect its investment strategy. Therefore, we present on our website the relevant largest long positions and exposure information as disclosed by DME Advisors or its affiliates to their other clients.

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

As of March 31, 2019, a gross deferred tax asset of $3.6 million (December 31, 2018: $3.6 million) was included in other assets on the condensed consolidated balance sheets. As of March 31, 2019, a deferred tax asset valuation allowance of $2.2 million (December 31, 2018: $2.2 million) was recorded by the Company. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides the ratios categorized as Property, Casualty and Other:

	Three months ended March 31				Three months ended March 31
	2019				2018
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	70.8%	107.9%	82.9%	98.0%	40.3%	78.1%	49.0%	65.7%
Acquisition cost ratio	10.6	15.3	31.7	17.2	22.8	24.7	53.0	30.3
Composite ratio	81.4%	123.2%	114.6%	115.2%	63.1%	102.8%	102.0%	96.0%
Underwriting expense ratio				2.2				2.3
Combined ratio				117.4%				98.3%

Financial Condition

Investment in related party investment fund; Due to related party investment fund

Our investment in the related party investment fund increased as a result of net investment income from SILP and the transfer of equity securities from the Joint Venture to SILP during the three months ended March 31, 2019. The increase was partially offset by net withdrawals from SILP for claim payments and to provide collateral to our ceding insurers.

As of March 31, 2019, 83.2% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 11.4% was composed of instruments valued based on observable inputs other than quoted prices (Level 2) and 0.6% was composed of instruments valued based on non-observable inputs (Level 3). As of March 31, 2019, 4.8% of SILP’s investments were private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

Our restricted cash increased by $45.1 million, or 6.6%, from $685.0 million at December 31, 2018 to $730.2 million, as of March 31, 2019, primarily due to increased collateral provided to our ceding insurers.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	March 31, 2019			December 31, 2018
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$46,529	$31,649	$78,178	$57,850	$30,977	$88,827
Casualty	133,871	254,491	388,362	133,881	221,212	355,093
Other	17,083	24,308	41,391	20,179	18,563	38,742
Total	$197,483	$310,448	$507,931	$211,910	$270,752	$482,662

During the three months ended March 31, 2019, the total loss and loss adjustment expense reserves increased by $25.3 million, or 5.2% to $507.9 million from $482.7 million as of December 31, 2018. The decrease in property reserves were primarily due to losses paid relating to catastrophe events previously reserved, partially offset by adverse loss development on private passenger automobile business. The increase in casualty reserves was due to adverse loss development on private passenger automobile business and to a lesser extent due to an increase in multi-line business.

During the three months ended March 31, 2019, the total loss and loss adjustment expenses recoverable increased by $2.5 million, or 5.7%, to $46.2 million from $43.7 million as of December 31, 2018. The increase primarily related to the retroceded private passenger automobile contracts resulting from adverse loss development on the associated assumed business. The increase was partially offset by amounts collected from retrocessionaires relating to catastrophe losses that were recoverable as of December 31, 2018. See Note 5 of the accompanying condensed consolidated financial statements for a discussion of significant prior period loss developments, and Note 6 for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first-dollar exposure, may not contain aggregate limits. Our property business, and to a lesser extent our casualty and other business, include certain contracts that contain or may contain natural peril loss exposure.

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

PMLs are estimates and as a result, we cannot provide any assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML. The PML estimate incorporates all significant exposure from our reinsurance operations, including coverage for property, marine and energy, motor and catastrophe workers’ compensation.

As of April 1, 2019, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $91.8 million and $118.8 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of April 1, 2019:

	April 1, 2019
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$91,768	$107,970
Europe	43,986	48,931
Japan	33,701	39,511
Rest of the world	23,936	26,424
Maximum	91,768	118,759
Total Equity

Total equity reported on the condensed consolidated balance sheet, which includes non-controlling interest, increased by $6.5 million to $484.3 million as of March 31, 2019, compared to $477.8 million as of December 31, 2018. Retained earnings increased primarily due to a net income of $5.9 million reported for the three months ended March 31, 2019. The non-controlling interest was eliminated as a result of the Joint Venture being terminated during the three months ended March 31, 2019.

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

As of March 31, 2019, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (loss) and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of March 31, 2019, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in accordance with our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of March 31, 2019, approximately 83% (December 31, 2018: 85%) of our investments managed by DME Advisors were composed of publicly-traded equity securities and other holdings which can be readily liquidated to meet our redemption requests.We record all investment income (loss), including any changes in net asset value of SILP and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the three months ended March 31, 2019 and 2018, the net cash used in operating activities was $7.1 million and $29.2 million, respectively. The net cash primarily used in our underwriting activities (which excludes investment related expenses) was $8.3 million and $29.1 million for the three months ended March 31, 2019 and 2018, respectively. Generally, if the premiums collected exceed claim payments within a given period, we would generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the three months ended March 31, 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the three months ended March 31, 2019, our investing activities generated cash of $43.1 million (2018: used cash of $211.7 million), driven primarily by withdrawals from SILP in order to pay losses and to provide collateral to our cedents.

For the three months ended March 31, 2019, financing activities included interest payment on the senior unsecured convertible notes.

As of March 31, 2019, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP. As of March 31, 2019, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2019, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of March 31, 2019, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2019, we had two letter of credit facilities available with an aggregate capacity of $400.5 million (December 31, 2018: $414.9 million). See Note 10 of the accompanying condensed consolidated financial statements for details on the available facilities. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of March 31, 2019, the aggregate amount of collateral provided to cedents under such arrangements was $728.7 million (December 31, 2018: $671.6 million). As of March 31, 2019, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $730.2 million (December 31, 2018: $685.0 million).

Each of the letter of credit facilities contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of each of these facilities as of March 31, 2019.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021, unless renewed. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2019.

On May 2, 2019 the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to $2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2019, no Class A ordinary shares were repurchased by the Company. As of March 31, 2019, $1.5 million shares remained available for repurchase under the share repurchase plan.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of March 31, 2019, there were 747,989 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2019 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$165	$186	$—	$—	$351
Interest and convertible note payable (2)	4,000	8,000	106,000	—	118,000
Loan facility (3)	450	—	—	—	450
Loss and loss adjustment expense reserves (4)	257,521	139,681	49,269	61,460	507,931
	$262,136	$147,867	$155,269	$61,460	$626,732
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)  Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, starting from February 1, 2019, as well as the payment of principal upon maturity on August 1, 2023.

(3)
As of March 31, 2019, we had an outstanding commitment to fund $0.5 million under a $6.0 million loan facility (See Note 4 of the accompanying condensed consolidated financial statements). For purposes of the above table, we have assumed that the entire commitment will be made within one year.

(4)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re had entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and the Company has agreed to a monthly lease until June 30, 2019. The remaining obligations relating to the monthly lease is included in the above table under operating lease obligation.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent ten-year term. GRIL has the option to terminate the lease agreement in 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 10 to the accompanying condensed consolidated financial statements.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three months ended March 31, 2019, our investment income from SILP included management fees paid by SILP to DME Advisors of $2.0 million. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in any year subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the three months ended March 31, 2019, performance allocation of

$3.4 million was netted from income from investment in related party investment fund on the condensed consolidated statement of operations.

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

Our related party transactions are presented in Note 9 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. Other than our investments in SILP and AccuRisk Holdings LLC (see Note 4 of the accompanying condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established for the purpose of facilitating off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses, as well as asset values in our investment portfolio. The anticipated effects of inflation on our claim costs are considered in our pricing and reserving models. However, the actual effect of increases in claim costs due to inflation cannot be accurately known until claims are ultimately settled, and may differ significantly from our estimate. In addition, the onset, duration and severity of an inflationary period cannot be predicted or estimated with precision.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of March 31, 2019, our investments primarily consisted of an investment in SILP, which holds underlying equity securities, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of March 31, 2019, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $9.2 million, or 1.7%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of March 31, 2019, SILP’s investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in the price of gold.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio as of March 31, 2019. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices		10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)		($ in thousands)
Gold	$9,086	1.7%	$(9,086)	(1.7)%
DME Advisors periodically monitors our exposure to any other commodity price fluctuations and generally does not expect changes in other commodity prices to have a materially adverse impact on our operations.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of March 31, 2019, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £4.0 million. As of March 31, 2019, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.5 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.5 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of March 31, 2019, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have on the value of our Investment Portfolio as of March 31, 2019:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)
Euro	$(273)	(0.10)%	$273	0.10%
Other	(119)	—	119	—
Total	$(392)	(0.10)%	$392	0.10%

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our Investment Portfolio as of March 31, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)
Debt instruments	$104	—%	$(70)	—%
Interest rate swaps	3,220	0.6	(3,220)	(0.6)
Futures	4,894	0.9	(4,894)	(0.9)
Net exposure to interest rate risk	$8,218	1.5%	$(8,184)	(1.5)%

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each instrument individually. We, along with DME Advisors, periodically monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

In addition, the securities, commodities, and cash in SILP’s investment portfolio are held with several prime brokers and derivative counterparties, subjecting SILP, and indirectly us, to the related credit risk from the possibility that one or more of them may default on their obligations. While we have no direct control over SILP, DME Advisors closely and regularly monitors the concentration of credit risk with each counterparty and, if necessary, transfers cash or securities between counterparties or requests collateral to diversify and mitigate credit risk. Other than our investment in SILP and the fact that SILP’s investments and majority of cash balances are held by prime brokers and derivative counterparties, we have no other significant concentrations of credit risk.

Political Risk

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of SILP and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. We currently do not have any material political risk exposure relating to our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations (see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of March 31, 2019, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board has adopted a share repurchase plan. On May 2, 2019 the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to $2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases under the plan during the three months ended March 31, 2019.

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

We had previously entered into a reinsurance contract with a non-U.S insurer that provides liability insurance on a global basis to shipping vessels navigating into and out of ports worldwide including, potentially, in Iran. We believe that while this cedent took appropriate and necessary steps to wind-down its Iran related activities, this contract expired during the first quarter of 2019 and we did not renew it. For the quarter ended March 31, 2019, premiums relating to this reinsurance contract were negligible relative to our overall revenues and income.

Item 6.    EXHIBITS

10.1	Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton, dated March 15, 2019.
10.2	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
May 6, 2019

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
May 6, 2019