Form 10-Q
period 2019-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2019-08-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	30,513,216
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of August 2, 2019

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2019 and December 31, 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Investments
Investment in related party investment fund	$238,772	$235,612
Equity securities, trading, at fair value	—	36,908
Other investments	15,761	11,408
Total investments	254,533	283,928
Cash and cash equivalents	14,934	18,215
Restricted cash and cash equivalents	745,908	685,016
Reinsurance balances receivable	287,739	300,251
Loss and loss adjustment expenses recoverable	40,787	43,705
Deferred acquisition costs	56,754	49,929
Unearned premiums ceded	25,724	24,981
Notes receivable	26,802	26,861
Other assets	2,622	2,559
Total assets	$1,455,803	$1,435,445
Liabilities and equity
Liabilities
Due to related party investment fund	$—	$9,642
Loss and loss adjustment expense reserves	470,066	482,662
Unearned premium reserves	237,099	211,789
Reinsurance balances payable	136,472	139,218
Funds withheld	12,908	16,418
Other liabilities	6,163	5,067
Convertible senior notes payable	92,357	91,185
Total liabilities	955,065	955,981

Redeemable non-controlling interest in related party joint venture	—	1,692

Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,538,447 (2018: 30,130,214): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2018: 6,254,715))	3,679	3,638
Additional paid-in capital	501,916	499,726
Retained earnings (deficit)	(4,857)	(26,077)
Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	500,738	477,287
Non-controlling interest in related party joint venture	—	485
Total equity	500,738	477,772
Total liabilities, redeemable non-controlling interest and equity	$1,455,803	$1,435,445

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three and six months ended June 30, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Revenues
Gross premiums written	$152,340	$142,109	$314,900	$317,234
Gross premiums ceded	(23,141)	(27,237)	(44,542)	(57,080)
Net premiums written	129,199	114,872	270,358	260,154
Change in net unearned premium reserves	(8,758)	13,944	(24,555)	14,506
Net premiums earned	120,441	128,816	245,803	274,660
Income (loss) from investment in related party investment fund [net of related party expenses of $3,131, $0, $8,563 and $0, respectively]	14,405	—	45,161	—
Net investment income (loss) [net of related party expenses of $0, $4,131, $0, and $8,585, respectively]	4,386	(40,656)	5,953	(185,872)
Other income (expense), net	1,117	(76)	2,186	(563)
Total revenues	140,349	88,084	299,103	88,225
Expenses
Net loss and loss adjustment expenses incurred	78,476	84,815	201,341	180,639
Acquisition costs	37,172	34,623	58,698	78,832
General and administrative expenses	7,919	6,958	14,759	12,914
Interest expense	1,562	—	3,106	—
Total expenses	125,129	126,396	277,904	272,385
Income (loss) before income tax	15,220	(38,312)	21,199	(184,160)
Income tax benefit	94	323	21	1,093
Net income (loss)	15,314	(37,989)	21,220	(183,067)
Loss (income) attributable to non-controlling interest in related party joint venture	—	621	—	2,947
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$15,314	$(37,368)	$21,220	$(180,120)
Earnings (loss) per share
Basic	$0.42	$(1.01)	$0.59	$(4.87)
Diluted	$0.42	$(1.01)	$0.58	$(4.87)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,100,665	36,952,472	36,037,177	36,950,828
Diluted	36,829,963	36,952,472	36,592,318	36,950,828

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	24	—	—	24	—	24
Repurchase of Class A ordinary shares	(18)	(2,456)	(279)	(2,753)	—	(2,753)
Share-based compensation expense	—	2,471	—	2,471	—	2,471
Change in non-controlling interest in related party joint venture	—	—	—	—	(2,214)	(2,214)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(180,120)	(180,120)	—	(180,120)
Balance at June 30, 2018	$3,742	$503,331	$143,873	$650,946	$10,719	$661,665

Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772
Issue of Class A ordinary shares, net of forfeitures	41	—	—	41	—	41
Share-based compensation expense	—	2,190	—	2,190	—	2,190
Change in non-controlling interest in related party joint venture	—	—	—	—	(485)	(485)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	21,220	21,220	—	21,220
Balance at June 30, 2019	$3,679	$501,916	$(4,857)	$500,738	$—	$500,738

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2019	2018
Cash provided by (used in) operating activities
Net income (loss)	$21,220	$(183,067)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(45,161)	—
Loss (income) from equity accounted investment	(450)	—
Net change in unrealized gains and losses on investments and financial contracts	(14,350)	56,890
Net realized (gains) losses on investments and financial contracts	14,150	129,147
Foreign exchange (gains) losses on investments	60	(167)
Share-based compensation expense	2,231	2,495
Amortization and interest expense	1,172	—
Depreciation expense	14	217
Net change in
Reinsurance balances receivable	12,512	(20,111)
Loss and loss adjustment expenses recoverable	2,918	(7,546)
Deferred acquisition costs	(6,825)	6,214
Unearned premiums ceded	(743)	(3,615)
Other assets	(77)	(1,314)
Loss and loss adjustment expense reserves	(12,596)	9,958
Unearned premium reserves	25,310	(11,011)
Reinsurance balances payable	(2,746)	3,038
Funds withheld	(3,510)	(6,633)
Other liabilities	1,096	(3,129)
Net cash provided by (used in) operating activities	(5,775)	(28,634)
Investing activities
Proceeds from redemptions from related party investment fund	79,422	—
Contributions to related party investment fund	(748)	—
Purchases of investments	(4,347)	(252,600)
Sales of investments	—	650,383
Payments for financial contracts	—	(112,532)
Proceeds from financial contracts	—	26,896
Securities sold, not yet purchased	—	268,731
Dispositions of securities sold, not yet purchased	—	(595,334)
Change in due to related party investment fund	(9,642)	—
Change in due to prime brokers and other financial institutions	—	(152,528)
Net change in notes receivable	59	(115)
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	(1,278)	—
Net cash provided by (used in) investing activities	63,466	(167,099)
Financing activities
Repurchase of Class A ordinary shares	—	(2,753)
Net cash provided by (used in) financing activities	—	(2,753)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(80)	(2,230)
Net increase (decrease) in cash, cash equivalents and restricted cash	57,611	(200,716)
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	703,231	1,531,098
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$760,842	$1,330,382
Supplementary information
Interest paid in cash	$1,933	$8,123
Income tax paid in cash	—	—
Non-cash transfer of investments (Note 3)	36,673	—
Non-cash addition of right-of-use asset	323	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2019

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

The results for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications and changes in description

Changes in the condensed consolidated statements of operations and statements of cash flows

The Company’s condensed consolidated statements of operations previously used the caption “Net income (loss) including non-controlling interest” to represent the net income (loss) before deducting non-controlling interest. Similarly, the caption “Net income (loss)” was used to represent the net income (loss) available to the Company after deducting non-controlling interest. Effective from the year ended December 31, 2018, the Company amended the captions as follows:

• The caption “Net income (loss) including non-controlling interest” was renamed “Net income (loss).”
• The caption “Net income (loss)” was renamed “Net income (loss) attributable to Greenlight Capital Re, Ltd.”

In addition, the Company’s condensed consolidated statements of cash flows previously started with the caption “Net income (loss) excluding income (loss) from non-controlling interest.” The net income (loss) from non-controlling interest was presented as a reconciling item to the net cash flow from operating activities. Effective from the year ended December 31, 2018, the Company amended the presentation to start with the caption “Net income (loss)” which includes income from non-controlling interest. The prior period comparative information has been reclassified to conform to the current period presentation. The reclassification had no impact on the Company’s results of operations, financial position, earnings (loss) per share or net cash provided by (used in) operating activities.

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

The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	June 30, 2019	December 31, 2018
	($ in thousands)
Cash and cash equivalents	$14,934	$18,215
Restricted cash and cash equivalents	745,908	685,016
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$760,842	$703,231

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

At June 30, 2019, $7.2 million of notes receivable (net of any valuation allowance) were on non-accrual status

(December 31, 2018: $9.8 million) and payments received were applied to reduce the recorded value of the notes.

At June 30, 2019 and December 31, 2018, $0.6 million and $0.2 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s condensed consolidated balance sheets. Management has assessed the recorded values of the notes receivable, net of valuation allowance, at June 30, 2019 and December 31, 2018, to be fully collectible.

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At June 30, 2019, deposit assets and deposit liabilities were $11.6 million and $53.4 million, respectively (December 31, 2018: $11.9 million and $52.9 million, respectively). For the three and six months ended June 30, 2019, the interest income and interest expense on deposit accounted contracts were as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Deposit interest income	$1,697	$246	$2,745	$493
Deposit interest expense	$(705)	$(415)	$(753)	$(479)

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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Weighted average shares outstanding - basic	36,100,665	36,952,472	36,037,177	36,950,828
Effect of dilutive employee and director share-based awards	729,298	—	555,141	—
Weighted average shares outstanding - diluted	36,829,963	36,952,472	36,592,318	36,950,828
Anti-dilutive stock options outstanding	935,627	1,015,627	935,627	1,015,627
Participating securities excluded from calculation of loss per share	—	462,787	—	462,787

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

The Company records a valuation allowance to the extent that the Company considers it more likely than not that all or a portion of the deferred tax asset will not be realized in the future. Other than this valuation allowance, the Company has not taken any income tax positions that are subject to significant uncertainty that is reasonably likely to have a material impact on the Company.

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

Adoption of Leases (Topic 842) resulted in the recognition of operating lease right-of-use asset and corresponding lease liability of $0.3 million which were included in the Company’s condensed consolidated balance sheets under the captions “Other Assets” and “Other Liabilities” as of June 30, 2019.

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amended the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendment is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during the first quarter of 2020.

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

At December 31, 2018, certain assets that were subject to the Participation Agreement for which the GLRE Limited Partners received an interest in SILP had not transferred legal title to SILP. The Company accounted for those assets as collateralized borrowing and recorded a liability in the caption, “Due to related party investment fund,” relating to the Company’s obligation to transfer the assets to SILP. These assets were transferred to SILP during the first quarter of 2019.

During the three months ended June 30, 2019, SILP’s investment portfolio was de-risked in order to reduce the Company’s investment volatility in the near-term. As a result, the majority of the Company’s investment assets in SILP was held in cash and short-term treasuries as of June 30, 2019.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of June 30, 2019, the net asset value of the GLRE Limited Partners’ investment in SILP was $238.8 million, representing 81.0% of SILP’s total net assets. The remaining 19.0% of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of June 30, 2019, the majority of SILP’s long investments are composed of cash, short-term U.S. treasuries and publicly-traded equity securities, which can be readily liquidated to meet any GLRE Limited

Partner’s redemption requests. The Company’s share of the change in the net asset value of SILP for the three and six months ended June 30, 2019 was $14.4 million and $45.2 million, respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

During the first quarter of 2019, the Company transferred the rights to $36.7 million of remaining net investments from Greenlight Re and GRIL’s Joint Venture investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gain or loss.

The summarized financial information of SILP is presented below.

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended June 30, 2019	Six months ended June 30, 2019
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$442	$1,682
Interest income	904	1,590
Total Investment income	1,346	3,272

Expenses
Management fee	(1,568)	(3,582)
Interest	(845)	(2,219)
Dividends	(366)	(1,436)
Professional fees and other	(425)	(805)
Total expenses	(3,204)	(8,042)
Net investment income (loss)	(1,858)	(4,770)

Realized and change in unrealized gains (losses) on investments
Net realized gain (loss) on investments	19,404	12,229
Net change in unrealized appreciation on investments	1,630	51,383
Net gain (loss) on investments	21,034	63,612

Net income (loss)	$19,176	$58,842

GLRE Limited Partners’ share of net income (loss) (1)	$14,405	$45,161

1 Net of management fees of $1.6 million and $3.6 million for three and six months ended June 30, 2019, respectively, and net of accrued performance allocation of $1.6 million and $5.0 million for the three and six months ended June 30, 2019, respectively. See Note 9 for further details.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	June 30, 2019	December 31, 2018
	($ in thousands)
Assets
Investments, at fair value	139,849	464,461
Due from brokers	46,233	77,821
Cash and cash equivalents	141,613	13,200
Interest and dividends receivable	—	2,358
Total assets	327,695	557,840

Liabilities and partners’ capital
Liabilities
Investments sold, not yet purchased, at fair value	(28,213)	(225,072)
Notes Payable	—	(30,000)
Due to brokers	(3,573)	(23,951)
Interest and dividends payable	(939)	(1,238)
Other liabilities	(115)	(169)
Total liabilities	(32,840)	(280,430)

Net Assets	294,855	277,410

GLRE Limited Partners’ share of Net Assets	238,772	235,612

4. FINANCIAL INSTRUMENTS

Investments

Equity securities, trading

At June 30, 2019, the Company did not hold any equity securities, trading.

At December 31, 2018, the following long positions were included in the caption “Equity securities, trading”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$50,521	$1,015	$(14,628)	$36,908
Total equity securities	$50,521	$1,015	$(14,628)	$36,908

During the six months ended June 30, 2019, these equity positions were transferred to SILP.

Other Investments

“Other investments” include private securities and unlisted funds and investment accounted for under the equity method.

The tables below present the Company’s other investments as at June 30, 2019 and December 31, 2018:

June 30, 2019	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$10,084	$223	$—	$10,307
Investment accounted for under the equity method	NA	NA	NA	5,454
Total Other investments				$15,761

December 31, 2018	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$6,672	$—	$(267)	$6,405
Investment accounted for under the equity method	NA	NA	NA	5,003
Total Other investments	$6,672	$—	$(267)	$11,408

The Company has invested in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter (MGU) focused on employee and health insurance benefits. The Company’s involvement in AccuRisk includes providing capital and funding for its expansion and providing reinsurance to business produced by the MGU.

At June 30, 2019 and December 31, 2018, the Company held a 58% interest in AccuRisk, and had also provided it with a $6.0 million credit facility. The Company has determined that AccuRisk is a variable interest entity, of which the Company is not the primary beneficiary. The Company has accounted for its investment in AccuRisk under the equity method and has included it in the caption “Other Investments” in Company’s condensed consolidated balance sheets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment in the entity plus any loans outstanding to it (see Note 10). For the three and six months ended June 30, 2019, the Company’s share of AccuRisk’s net income (loss) was $0.0 million and $0.5 million, respectively (2018: nil and nil, respectively) which is included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

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

 As of June 30, 2019, the Company did not hold any instruments assigned a Level within the fair value hierarchy.

The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details.)

The Company carries its private investments and unlisted equity funds in accordance with the measurement alternative under ASU 2016-01 and ASU 2018-03, which permits entities to measure certain types of equity securities without readily determinable fair values at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At June 30, 2019, the carrying value of these private equity securities was $10.3 million (December 31, 2018: $5.7 million) which included an upward adjustment of $0.2 based on an observable price change. There were no other significant upward or downward adjustments to the carrying values of the private equity securities for the three and six months ended June 30, 2019.

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

During the first quarter of 2019, the Company’s securities measured at fair value using Level 3 inputs, which had a fair value of $0.6 million, were transferred to SILP in connection with the LP Transaction. (See Note 3.)

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

There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018.

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the six months ended June 30, 2019.

At June 30, 2019 and December 31, 2018, loss and loss adjustment expense reserves were composed of the following:

Consolidated	June 30, 2019	December 31, 2018
	($ in thousands)
Case reserves	$197,610	$211,910
IBNR	272,456	270,752
Total	$470,066	$482,662

At June 30, 2019 and December 31, 2018, the loss and loss adjustment expense reserves relating to health business were $16.0 million and $24.5 million, respectively.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the six months ended June 30, 2019 and 2018 are as follows:

Health	2019	2018
	($ in thousands)
Gross balance at January 1	$24,502	$22,181
Less: Losses recoverable	—	—
Net balance at January 1	24,502	22,181
Incurred losses related to:
Current year	19,241	27,046
Prior years	2,245	765
Total incurred	21,486	27,811
Paid losses related to:
Current year	(8,046)	(8,740)
Prior years	(21,897)	(16,564)
Total paid	(29,943)	(25,304)
Foreign currency revaluation	—	—
Net balance at June 30	16,045	24,688
Add: Losses recoverable	—	—
Gross balance at June 30	$16,045	$24,688

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the six months ended June 30, 2019 and 2018 is as follows:

Consolidated	2019	2018
	($ in thousands)
Gross balance at January 1	$482,662	$464,380
Less: Losses recoverable	(43,705)	(29,459)
Net balance at January 1	438,957	434,921
Incurred losses related to:
Current year	171,437	184,102
Prior years	29,904	(3,463)
Total incurred	201,341	180,639
Paid losses related to:
Current year	(48,554)	(55,909)
Prior years	(162,363)	(121,609)
Total paid	(210,917)	(177,518)
Foreign currency revaluation	(102)	(709)
Net balance at June 30	429,279	437,333
Add: Losses recoverable	40,787	37,005
Gross balance at June 30	$470,066	$474,338

For the six months ended June 30, 2019, the estimate of net losses incurred relating to prior accident years increased by $29.9 million, an increase that originated primarily from private passenger automobile contracts. These unanticipated auto losses were the result of adverse rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed. The net financial impact of the prior period adverse loss development for the six months ended June 30, 2019, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $27.7 million.

For the six months ended June 30, 2018, the estimate of net losses incurred relating to prior accident years decreased by $3.5 million, which primarily related to favorable loss development relating to 2017 hurricanes resulting from updated reporting received from cedents and, to a lesser extent, resulting from favorable claims experience associated with mortgage and property contracts. The decrease was partially offset by adverse loss development on private passenger automobile contracts and solicitors professional indemnity contracts. The net financial impact of the prior period favorable loss development for the six months ended June 30, 2018, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts associated with the prior period contracts, was a loss of $0.7 million.

6. RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three and six months ended June 30, 2019, the Company’s earned ceded premiums were $21.7 million and $43.8 million, respectively (2018: $24.0 million and $53.5 million, respectively). For the three and six months ended June 30, 2019, loss and loss adjustment expenses incurred of $78.5 million and $201.3 million, respectively (2018: $84.8 million and $180.6 million, respectively), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $15.9 million and $42.3 million, respectively (2018: $15.3 million and $34.7 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2019, the Company’s loss reserves recoverable consisted of (i) $31.1 million (December 31, 2018: $34.3 million) from unrated retrocessionaires, which were secured by cash and collateral held in trust accounts for the benefit of the Company and (ii) $9.7 million (December 31, 2018: $9.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2019 and December 31, 2018, no provision for uncollectible losses recoverable was considered appropriate.

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. If converted at June 30, 2019, the face value of the Notes would be cash settled and conversion settlement would result in no shares issued by the Company due to the share price at June 30, 2019 being lower than the conversion price of $17.19 per share.
If Notes are converted by the holder, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of June 30, 2019 and December 31, 2018, the unamortized debt discount was $6.7 million and $7.5 million, respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of June 30, 2019, the unamortized portion of these costs attributed to the debt component was $2.6 million (December 31, 2018: $2.9 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.
The carrying value of the Notes including accrued interest as of June 30, 2019 was $92.4 million (December 31, 2018: $91.2 million), which approximates their fair value.
For the three and six months ended June 30, 2019, the Company recognized interest expense of $1.6 million and $3.1 million, respectively, in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of June 30, 2019 and December 31, 2018.

8. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the six months ended June 30, 2019, 235,701 (2018: 160,595) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the six months ended June 30, 2019, 89,945 (2018: 30,660) Class A ordinary shares were issued to the Company’s Chief Executive Officer pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these shares was $10.84 (2018: $15.90) per share. As of June 30, 2019, the performance condition was not expected to be met and no compensation cost was recognized relating to these shares for the six months ended June 30, 2019 (2018: nil).

For the six months ended June 30, 2019, the Company also issued to non-employee directors an aggregate of 77,556 (2018: 54,720) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the six months ended June 30, 2019, 2,155 (2018: 14,314) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2019, $0.0 million stock compensation expense (2018: $0.1 million) relating to the forfeited restricted shares was reversed.

The Company recorded $1.5 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the six months ended June 30, 2019 (2018: $1.5 million). As of June 30, 2019, there was $4.2 million (December 31, 2018: $2.6 million) of unrecognized compensation cost relating to non-vested restricted shares which are expected to be recognized over a weighted average period of 1.9 years (December 31, 2018: 1.6 years). For the six months ended June 30, 2019, the total fair value of restricted shares vested was $3.1 million (2018: $2.8 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2019:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2018	432,457	$18.58
Granted	403,202	10.75
Vested	(159,855)	19.43
Forfeited	(2,155)	16.41
Balance at June 30, 2019	673,649	$13.70

Employee and Director Stock Options

For the six months ended June 30, 2019, no Class A ordinary share purchase options were granted, no stock options were exercised by directors or employees, and no stock options vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The total compensation cost expensed relating to stock options for the six months ended June 30, 2019 was $0.6 million (2018: $0.5 million). At June 30, 2019, the total compensation cost related to non-vested options not yet recognized was $1.6 million (December 31, 2018: $2.2 million) to be recognized over a weighted average period of 2.8 years (December 31, 2018: 2.9 years) assuming the grantee completes the service period for vesting of the options.

There was no activity in employee and director stock options during the six months ended June 30, 2019. At June 30, 2019 and December 31, 2018, there were 0.9 million stock options outstanding with a weighted average exercise price of $23.05 per share and weighted average grant date fair value of $10.00 per share. The weighted average remaining contractual term of the stock options was 5.9 years and 6.4 years, at June 30, 2019 and December 31, 2018, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These shares contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the six months ended June 30, 2019, 48,535 (2018: 28,301) RSUs were issued to employees pursuant to the Company’s stock incentive plan.

The Company recorded $0.2 million of share-based compensation expense, net of forfeitures, relating to RSUs for the six months ended June 30, 2019 (2018: $0.1 million).

Employee RSU activity during the six months ended June 30, 2019 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2018	46,398	$18.13
Granted	48,535	10.84
Vested	(7,186)	21.56
Forfeited	—	—
Balance at June 30, 2019	87,747	$13.82

For the six months ended June 30, 2019 and 2018, the combined stock compensation expense (net of forfeitures), which was included in general and administrative expenses, was $2.2 million and $2.5 million, respectively.

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

On September 1, 2018, the Company entered into the SILP LPA with DME II, as General Partner. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the three and six months ended June 30, 2019, accrued performance allocation of $1.6 million and $5.0 million, respectively, was deducted from the Company’s investment in SILP and allocated to DME II.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023 subject to an automatic extension for successive three-year terms. For the three and six months ended June 30, 2019, management fees paid by SILP to DME Advisors of $1.6 million and $3.6 million, respectively, were included in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

On June 18, 2019, the Company entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to December 31, 2019, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

Pursuant to the venture agreement, a performance allocation equal to 20% of the net investment income of the Company’s share of the Joint Venture was allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision required DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the aggregate investment loss was earned. DME was not entitled to earn a performance allocation in a year in which the investment portfolio under the Joint Venture incurred a loss. For the three and six months ended June 30, 2019, no performance allocation was deducted due to the Joint Venture being terminated. During the three and six months ended June 30, 2018, no performance allocation was deducted as a result of the investment losses incurred during those periods.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, was paid to DME Advisors. During the three and six months ended June 30, 2019, the Joint Venture was terminated and no management fees were paid or accrued relating to the Joint Venture (2018: $4.1 million and $8.6 million, respectively).

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of June 30, 2019, SILP, along with certain affiliates of DME Advisors, collectively owned 47.7% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2019, the Company had the following letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	400,000	October 11, 2020	120 days prior to termination date

As of June 30, 2019, an aggregate amount of $248.1 million (December 31, 2018: $208.3 million) in letters of credit were issued under the above facility. As of June 30, 2019, total cash and cash equivalents with a fair value in the aggregate of $251.0 million (December 31, 2018: $221.7 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the facility as of June 30, 2019 and December 31, 2018.

The Company has also established regulatory trust arrangements for certain cedents. As of June 30, 2019, collateral of $494.9 million (December 31, 2018: $463.4 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018. The Company is currently in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until January 31, 2020. The Company has determined that the current arrangement qualifies as a short term lease under Leases (Topic 842) on January 1, 2019. The short-term lease expense for the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this lease was an operating lease on January 1, 2019 and has recorded a right-of-use asset and a corresponding lease liability of $0.3 million. The operating lease expense for the three and six months ended June 30, 2019 and 2018 was insignificant. Included in the schedule below are the net minimum lease payment obligations relating to this lease as of June 30, 2019.

Loan Facility

From time to time, the Company makes investments in the form of equity or debt in private entities as part of its strategic investments and innovation initiatives. As part of the Company’s participation in such investments, the Company may make funding commitments. As of June 30, 2019, the Company had committed to a loan facility (the “Loan Facility”) of $6.0 million to AccuRisk (see Note 4). As of June 30, 2019, $2.0 million of the Loan Facility was available to AccuRisk. Included in the schedule below is the minimum obligation relating to the Loan Facility as of June 30, 2019 on the assumption that the entire Loan Facility will be drawn by AccuRisk during 2019.

Advisory fee

The Company has entered into an advisory agreement whereby the Company is obligated to pay a minimum of $2.0 million, no earlier than March 2020. Pursuant to the advisory agreement, additional fees may be payable depending on certain events occurring. Included in the schedule below is the minimum obligation relating to the advisory agreement as of June 30, 2019 .

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2019	2020	2021	2022	2023	Thereafter	Total
	($ in thousands)
Operating lease obligations	$340	$210	$63	$—	$—	$—	$613
Interest and convertible note payable	2,000	4,000	4,000	4,000	104,000	—	118,000
Loan facility	1,950	—	—	—	—	—	1,950
Advisory fee	—	2,000	—	—	—	—	2,000
	$4,290	$6,210	$4,063	$4,000	$104,000	$—	$122,563

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

11. SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property
Commercial	$2,934	1.9%	$3,069	2.2%	$6,664	2.1%	$5,712	1.8%
Motor	19,256	13.6	18,391	12.9	39,439	12.5	40,813	12.9
Personal	3,263	2.1	4,884	3.4	6,156	2.0	7,324	2.3
Total Property	25,453	17.6	26,344	18.5	52,259	16.6	53,849	17.0

Casualty
General Liability	473	0.3	137	0.1	1,455	0.5	1,370	0.4
Motor Liability	71,072	45.9	72,118	50.7	150,315	47.7	155,680	49.1
Professional Liability	24	—	673	0.5	106	—	1,111	0.4
Workers' Compensation	11,615	7.6	3,135	2.2	21,044	6.7	6,694	2.1
Multi-line	25,343	16.6	22,377	15.8	46,092	14.6	39,392	12.4
Total Casualty	108,527	70.4	98,440	69.3	219,012	69.5	204,247	64.4

Other
Accident & Health	8,666	5.7	12,667	8.9	23,537	7.5	42,244	13.3
Financial	7,175	4.7	3,813	2.7	15,079	4.8	15,027	4.7
Marine	17	—	—	—	127	—	371	0.1
Other Specialty	2,502	1.6	845	0.6	4,886	1.6	1,496	0.5
Total Other	18,360	12.0	17,325	12.2	43,629	13.9	59,138	18.6
	$152,340	100.0%	$142,109	100.0%	$314,900	100.0%	$317,234	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$130,637	85.8%	$127,475	89.7%	$268,288	85.1%	$285,182	89.9%
Worldwide (1)	21,231	13.9	14,603	10.3	46,140	14.7	31,881	10.0
Europe (2)	(13)	—	31	—	(13)	—	217	0.1
Asia (2)	485	0.3	—	—	485	0.2	(46)	—
	$152,340	100.0%	$142,109	100.0%	$314,900	100.0%	$317,234	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and do not specifically exclude the U.S.
(2) The negative balances represent reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

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

The following is a discussion and analysis of our results of operations for the six months ended June 30, 2019 and 2018 and financial condition as of June 30, 2019 and December 31, 2018. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

During the second quarter of 2019, A.M. Best revised its rating outlook of the Company’s subsidiaries’ Financial Strength Rating of A- (Excellent) from “stable” to “negative.” A downgrade in our rating below A- could significantly and negatively affect our ability to successfully implement our business strategy. See “Part I. Item IA. - Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for further information. The Company’s Board of Directors has initiated a strategic review to address the risk of a downgrade. Additionally, to reduce volatility near-term, the

Company has de-risked its investment portfolio and is holding the majority of its investable assets in cash and short-term treasuries until the strategic review is complete.

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

Other business mainly includes accident and health, financial lines (including mortgage insurance, surety and trade credit), marine, and to a lesser extent, other specialty business such as aviation, crop, cyber, energy, and terrorism.

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
Starting from the second half of 2017, we have ceded over $175 million of premiums to retrocessionaires to reduce our net exposure to private passenger automobile business. While we view current conditions in the private passenger automobile business in the U.S. to be generally favorable, we expect to use our retrocession program to continue to align our net exposure to our risk appetite for this business.
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
The decrease in our capital base, combined with A.M Best’s revised outlook on our subsidiaries’ A- (Excellent) rating from “stable” to “negative,” may constrain our capacity to grow our premiums in the short term. To date these developments have had minimal impact on our ability to execute in accordance with our 2019 business plan. We continue to monitor market conditions to best position ourselves to participate where an appropriate risk reward profile exists.

Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and thus our results to date are not necessarily indicative of future portfolio composition and performance.
There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including central bank actions and potential trade disputes. Our decision to de-risk our investments has reduced, although not eliminated, our exposure to such uncertainties. We expect to hold the majority of our investable assets in cash and short-term treasuries for the remainder of 2019.

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

Basic adjusted book value per share is considered a non-GAAP financial measure because the numerator excludes non-controlling interests in the Joint Venture. The Joint Venture was terminated during the first quarter of 2019, and as a result no such adjustment is required as at June 30, 2019. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact of dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted adjusted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted adjusted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$500,738	$484,315	$477,772	$558,738	$661,665
Less: Non-controlling interest in joint venture	—	—	(485)	(1,757)	(10,719)
Numerator for basic adjusted book value per share	500,738	484,315	477,287	556,981	650,946
Add: Proceeds from in-the-money stock options issued and outstanding	—	—	—	—	—
Numerator for fully diluted adjusted book value per share	$500,738	$484,315	$477,287	$556,981	$650,946
Denominator for basic adjusted and fully diluted adjusted book value per share:
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	36,793,162	36,717,761	36,384,929	36,386,321	37,415,259
Add: In-the-money stock options and RSUs issued and outstanding	87,747	87,747	46,398	46,398	46,398
Denominator for fully diluted adjusted book value per share	36,880,909	36,805,508	36,431,327	36,432,719	37,461,657
Basic adjusted book value per share	$13.61	$13.19	$13.12	$15.31	$17.40
Quarterly increase (decrease) in basic adjusted book value per share ($)	$0.42	$0.07	$(2.19)	$(2.09)	$(0.97)
Quarterly increase (decrease) in basic adjusted book value per share (%)	3.2%	0.5%	(14.3)%	(12.0)%	(5.3)%

Fully diluted adjusted book value per share	$13.58	$13.16	$13.10	$15.29	$17.38
Quarterly increase (decrease) in fully diluted adjusted book value per share ($)	$0.42	$0.06	$(2.19)	$(2.09)	$(0.97)
Quarterly increase (decrease) in fully diluted adjusted book value per share (%)	3.2%	0.5%	(14.3)%	(12.0)%	(5.3)%

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	($ in thousands)
Income (loss) before income tax	$15,220	$(38,312)	$21,199	$(184,160)
Add (subtract):
Investment related (income) loss	(18,791)	40,656	(51,114)	185,872
Other (income) expense	(126)	(93)	(195)	577
Corporate expenses	3,657	2,881	6,691	5,344
Interest expense	1,562	—	3,106	—
Net underwriting income (loss)	$1,522	$5,132	$(20,313)	$7,633

Results of Operations

The table below summarizes our operating results for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$152,340	$142,109	$314,900	$317,234
Gross premiums ceded	(23,141)	(27,237)	(44,542)	(57,080)
Net premiums written	129,199	114,872	270,358	260,154
Change in net unearned premium reserves	(8,758)	13,944	(24,555)	14,506
Net premiums earned	$120,441	$128,816	$245,803	$274,660
Underwriting expenses
Loss and LAE incurred, net
Current year	$83,625	$85,544	$171,437	$184,102
Prior year *	(5,149)	(729)	29,904	(3,463)
Loss and LAE incurred, net	78,476	84,815	201,341	180,639
Acquisition costs, net	37,172	34,623	58,698	78,832
Underwriting expenses	4,262	4,077	8,068	7,570
Deposit accounting expense (income)	(991)	169	(1,991)	(14)
Underwriting income (loss)	$1,522	$5,132	$(20,313)	$7,633

Income (loss) from investment in related party investment fund	$14,405	$—	$45,161	$—
Net investment income (loss)	4,386	(40,656)	5,953	(185,872)
Net investment result	$18,791	$(40,656)	$51,114	$(185,872)

Net income (loss)	$15,314	$(37,989)	$21,220	$(183,067)

Net income (loss) attributable to Greenlight Capital Re, Ltd.	$15,314	$(37,368)	$21,220	$(180,120)

Loss ratio - current year	69.4%	66.4%	69.7%	67.0%
Loss ratio - prior year	(4.2)%	(0.6)%	12.2%	(1.2)%
Loss ratio	65.2%	65.8%	81.9%	65.8%
Acquisition cost ratio	30.9%	26.9%	23.9%	28.7%
Composite ratio	96.1%	92.7%	105.8%	94.5%
Underwriting expense ratio	2.7%	3.3%	2.5%	2.8%
Combined ratio	98.8%	96.0%	108.3%	97.3%

* The net financial gain (loss) associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was $(2.0) million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $(27.7) million and $(0.7) million, for the six months ended June 30, 2019 and 2018, respectively.

Three and six months ended June 30, 2019 and 2018

For the three months ended June 30, 2019, the fully diluted adjusted book value per share increased by $0.42 per share, or 3.2%, to $13.58 per share from $13.16 per share at March 31, 2019. For the three months ended June 30, 2019, the basic adjusted book value per share increased by $0.42 per share, or 3.2%, to $13.61 per share from $13.19 per share at March 31, 2019.

For the six months ended June 30, 2019, the fully diluted adjusted book value per share increased by $0.48 per share, or 3.7%, to $13.58 per share from $13.10 per share at December 31, 2018. For the six months ended June 30, 2019, the basic adjusted book value per share increased by $0.49 per share, or 3.7%, to $13.61 per share from $13.12 per share at December 31, 2018.

For the three months ended June 30, 2019, the net income attributable to the Company was $15.3 million, compared to a net loss attributable to the Company of $37.4 million reported for the equivalent 2018 period.

The developments that most significantly affected our financial performance during the three months ended June 30, 2019, compared to the equivalent 2018 period, are summarized below:

•Underwriting income - The underwriting income for the three months ended June 30, 2019 was $1.5 million. By comparison, the underwriting income for the equivalent period in 2018 was $5.1 million. The underwriting income decreased primarily due to a reduction in the estimated profitability of our private passenger automobile business.

Our overall composite ratio was 96.1% for the three months ended June 30, 2019, compared to 92.7% during the equivalent 2018 period. The higher composite ratio was partially due to a reduction in the estimated profitability of our private passenger automobile business compared to the same period in 2018.

•Investment income - Our net investment related income for the three months ended June 30, 2019 was $18.8 million compared to an investment-related loss of $40.7 million reported for the same period in 2018.

For the six months ended June 30, 2019, the net income attributable to the Company was $21.2 million, compared to a net loss attributable to the Company of $180.1 million reported for the equivalent 2018 period.

The developments that most significantly affected our financial performance during the six months ended June 30, 2019, compared to the equivalent 2018 period, are summarized below:

•Underwriting loss - The underwriting loss for the six months ended June 30, 2019 was $20.3 million, primarily resulting from adverse loss development on our private passenger automobile business. By comparison, the underwriting income for the same period in 2018 was $7.6 million. While we generally consider automobile exposures to be short-tailed, in the first half of 2019 we experienced unanticipated losses in this line due to adverse rulings that affected a significant number of claims in Florida, including many claims that previously had been considered closed. The rulings impacted loss events that occurred between 2015 and early 2018. The net financial impact associated with additional reserves was approximately $(27.7) million for the six months ended June 30, 2019.

As a result of the underwriting loss, our overall composite ratio was 105.8% for the six months ended June 30, 2019, compared to 94.5% during the same period in 2018. The higher composite ratio included 12.2% of loss ratio points relating to prior period loss development.

•Investment income - Our net investment related income for the six months ended June 30, 2019 was $51.1 million compared to an investment related loss of $185.9 million incurred during the equivalent 2018 period. On January 2, 2019, the Joint Venture was terminated and all remaining investments were transferred to SILP.

Underwriting results

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$25,454	16.7%	$26,344	18.5%	$52,259	16.6%	$53,850	17.0%
Casualty	108,526	71.2	98,440	69.3	219,012	69.5	204,247	64.4
Other	18,360	12.1	17,325	12.2	43,629	13.9	59,137	18.6
Total	$152,340	100.0%	$142,109	100.0%	$314,900	100.0%	$317,234	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty and other business, may vary significantly from period to period depending on the market opportunities that we identify.
For the three months ended June 30, 2019, our gross premiums written increased by $10.2 million, or 7.2%, compared to the equivalent 2018 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended June 30, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(0.9)	(3.4)%	The decrease in property gross premiums written during the three months ended June 30, 2019 over the comparable 2018 period was primarily related to personal and commercial property business.
Casualty	$10.1	10.2%
The increase in casualty gross premiums written during the three months ended June 30, 2019 over the comparable 2018 period was due primarily to new workers’ compensation and multi-line contracts written during 2019, partially offset by a decrease in motor premiums on existing contracts.

Other	$1.0	6.0%
The increase in “other” gross premiums written during the three months ended June 30, 2019 over the comparable 2018 period was due primarily to new crop, marine, energy and other specialty business written during the second quarter of 2019. This increase was partially offset by a decrease in accident and health premium resulting from medical stop loss contracts not renewed during 2018.

For the six months ended June 30, 2019, our gross premiums written decreased by $2.3 million, or 0.7%, compared to the equivalent 2018 period. The primary drivers of this change are as follows:

Gross Premiums Written
Six months ended June 30, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(1.6)	(3.0)%
The decrease in property gross premiums written during the first half of 2019 over the comparable 2018 period was due primarily to a decrease in personal property and motor business, partially offset by higher commercial property business.

Casualty	$14.8	7.2%
The increase in casualty gross premiums written during the first half of 2019 over the comparable 2018 period was due primarily to new workers’ compensation and multi-line contracts written during the 2019 period, partially offset by decreases in motor liability premiums on existing contracts.

Other	$(15.5)	(26.2)%
The decrease in “other” gross premiums written during the first half of 2019 over the comparable 2018 period was due primarily to the non-renewal of a medical stop-loss contract and the commutation of a mortgage contract during 2018. These decreases were partially offset by premiums from new contracts relating to crop, marine, energy and other specialty lines.

Premiums Ceded

For the three and six months ended June 30, 2019, premiums ceded were $23.1 million and $44.5 million, respectively, compared to $27.2 million and $57.1 million for the three and six months ended June 30, 2018, respectively. The decrease in premiums ceded for the first half of 2019 was primarily related to private passenger automobile contracts, and corresponded with a decrease in the premiums assumed on related contracts in the same class of business. Additionally, during the first half of 2019 we reduced our inward catastrophe exposure and consequently we reduced the amount of retrocessional cover that we purchased as compared to the first half of 2018. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$20,289	15.7%	$17,924	15.6%	$42,483	15.7%	$39,423	15.1%
Casualty	90,584	70.1	79,977	69.6	184,375	68.2	161,964	62.3
Other	18,326	14.2	16,971	14.8	43,500	16.1	58,767	22.6
Total	$129,199	100.0%	$114,872	100.0%	$270,358	100.0%	$260,154	100.0%

For the three and six months ended June 30, 2019, net premiums written increased by $14.3 million, or 12.5% and $10.2 million, or 3.9%, respectively, compared to the three and six months ended June 30, 2018. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$18,286	15.2%	$20,141	15.6%	$38,031	15.5%	$44,552	16.2%
Casualty	80,437	66.8	79,496	61.7	165,894	67.5	170,292	62.0
Other	21,718	18.0	29,179	22.7	41,878	17.0	59,816	21.8
Total	$120,441	100.0%	$128,816	100.0%	$245,803	100.0%	$274,660	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$11,534	14.7%	$8,705	10.3%	$25,504	12.7%	$18,550	10.3%
Casualty	55,553	70.8	58,983	69.5	147,740	73.4	129,939	71.9
Other	11,389	14.5	17,127	20.2	28,097	13.9	32,150	17.8
Total	$78,476	100.0%	$84,815	100.0%	$201,341	100.0%	$180,639	100.0%

The below table summarizes the loss ratios for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30			Six months ended June 30
	2019	2018	Increase / (decrease) in loss ratio points	2019	2018	Increase / (decrease) in loss ratio points
Property	63.1%	43.2%	19.9%	67.1%	41.6%	25.5%
Casualty	69.1%	74.2%	(5.1)%	89.1%	76.3%	12.8%
Other	52.4%	58.7%	(6.3)%	67.1%	53.7%	13.4%
Total	65.2%	65.8%	(0.6)%	81.9%	65.8%	16.1%

The changes in net losses incurred for the three months ended June 30, 2019 as compared to the equivalent 2018 period were attributable to the following:

Net Losses Incurred
Three months ended June 30, 2019
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$2.8	19.9
During the three months ended June 30, 2019, we experienced adverse loss development relating to 2018 typhoon Jebi, which was partially offset by favorable loss development on other property catastrophe contracts.

The property losses incurred during the three months ended June 30, 2019 were higher than those incurred during the comparable period in 2018, when we experienced favorable prior year loss development on personal and commercial property contracts. This difference in prior year development was also the primary driver behind the increase in loss ratio during the second quarter of 2019 over the comparable 2018 period.

Casualty	$(3.4)	(5.1)
The decrease in casualty losses incurred during the three months ended June 30, 2019 over the comparable 2018 period was due primarily to favorable loss development on multi-line contracts experienced during the second quarter of 2019. The decrease was partially offset by increases in prior period loss estimates relating to motor liability business recognized in the second quarter of 2019.

The favorable loss development on multi-line contracts was the primary driver of the decrease in the casualty loss ratio during the second quarter of 2019 as compared to the equivalent 2018 period.

Other	$(5.7)	(6.3)
The decrease in “other” losses incurred during the three months ended June 30, 2019 over the comparable 2018 period was due primarily to the non-renewal of a medical stop-loss contract in 2018.

As medical stop-loss contracts generally incorporate relatively high loss ratios, this non-renewal was the primary driver of the decrease in loss ratio during the second quarter of 2019 as compared to the equivalent 2018 period.

The changes in net losses incurred for the six months ended June 30, 2019 were attributable to the following:

Net Losses Incurred
Six months ended June 30, 2019
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$7.0	25.5
The increase in property losses incurred during the first half of 2019 over the comparable 2018 period related primarily to adverse prior year development on private passenger automobile physical damage business. To a lesser extent, the increase was related to lower favorable loss development on personal and commercial property contracts compared to the equivalent 2018 period.

The adverse prior year loss development on automobile physical damage business was the primary driver of the 25.5 percentage-point increase in the property loss ratio during the first half of 2019 as compared to the equivalent 2018 period.

Casualty	$17.8	12.8
The increase in casualty losses incurred during the first half of 2019 over the comparable 2018 period related primarily to adverse prior year development on private passenger automobile business. This increase was partially offset by favorable loss development on professional and general liability and multi-line contracts.

The adverse loss development experienced on motor liability business was the primary driver of the 12.8 percentage-point increase in the casualty loss ratio during the first half of 2019 as compared to the equivalent 2018 period.

Other	$(4.1)	13.4
The decrease in “other” losses incurred during the first half of 2019 over the comparable 2018 period was due primarily to the non-renewal of a medical stop-loss contract during 2018.

The 13.4 percentage-point increase in loss ratio was driven by (i) adverse development experienced during the first half of 2019 on certain health contracts, (ii) favorable prior year development recognized during the first half of 2018, and (iii) a reduction in mortgage business earned during the first half of 2019 as compared to the equivalent 2018 period. Mortgage contracts generally incorporate relatively low loss ratios.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$4,816	13.0%	$4,836	14.0%	$6,911	11.8%	$10,399	13.2%
Casualty	23,668	63.7	19,336	55.8	36,706	62.5	41,755	53.0
Other	8,688	23.3	10,451	30.2	15,081	25.7	26,678	33.8
Total	$37,172	100.0%	$34,623	100.0%	$58,698	100.0%	$78,832	100.0%

The acquisition cost ratios for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three months ended June 30		Increase / (decrease)	Six months ended June 30		Increase / (decrease)
	2019	2018		2019	2018
Property	26.3%	24.0%	2.3%	18.2%	23.3%	(5.1)%
Casualty	29.4%	24.3%	5.1%	22.1%	24.5%	(2.4)%
Other	40.0%	35.8%	4.2%	36.0%	44.6%	(8.6)%
Total	30.9%	26.9%	4.0%	23.9%	28.7%	(4.8)%

The changes in the acquisition cost ratios for the three months ended June 30, 2019, compared to the same period in 2018, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended June 30, 2019
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	2.3
The increase in the property acquisition cost ratio during the three months ended June 30, 2019 over the comparable 2018 period was due primarily to higher ceding commission rates on motor contracts. This increase was partially offset by a decrease in the acquisition cost ratios associated with personal and commercial property business.

Casualty	5.1	The increase in the casualty acquisition cost ratio during the three months ended June 30, 2019 over the comparable 2018 period was due primarily to higher ceding commission rates on motor contracts.
Other	4.2
The increase in the “other” acquisition cost ratio during the three months ended June 30, 2019 over the comparable 2018 period was due to a change in the mix of business. Medical stop-loss business, which incorporates a relatively lower acquisition cost ratio, decreased, resulting in financial lines, which incorporates a relatively higher acquisition cost ratio, accounting for a larger proportion of the “other” acquisition cost ratio.

The changes in the acquisition cost ratios for the six months ended June 30, 2019, compared to the same period in 2018, were attributable to the following:

Change in Acquisition Cost Ratios
Six months ended June 30, 2019
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(5.1)
The decrease in the property acquisition cost ratio during the six months ended June 30, 2019 over the comparable 2018 period was due primarily to the reversal of sliding scale ceding commissions on private passenger automobile contracts as a result of adverse loss development during the period. This decrease was partially offset by higher ceding commission rates on the current in-force motor contracts.

Casualty	(2.4)
The decrease in the casualty acquisition cost ratio during the six months ended June 30, 2019 over the comparable 2018 period was due primarily to the reversal of sliding scale ceding commissions on private passenger automobile contracts as a result of adverse loss development during the period. The decrease was partially offset by higher ceding commission rates on the current in-force motor contracts.

Other	(8.6)
The decrease in the “other” acquisition cost ratio during the six months ended June 30, 2019 over the comparable 2018 period was due primarily to lower profit commissions incurred on mortgage contracts during the current period. In addition, the acquisition cost ratio for first half of 2018 reflected higher profit commissions as a result of favorable prior period loss development recognized during that period.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Underwriting expenses	$4,262	$4,077	$8,068	$7,570
Corporate expenses	3,657	2,881	6,691	5,344
General and administrative expenses	$7,919	$6,958	$14,759	$12,914

General and administrative expenses increased by $1.0 million, or 13.8% , for the three months ended June 30, 2019, compared to the equivalent 2018 period. For the six months ended June 30, 2019, general and administrative expenses increased by $1.8 million, or 14.3%, compared to the equivalent 2018 period. These increases were due primarily to higher personnel, information technology and innovation-related expenses.

For the six months ended June 30, 2019 and 2018, general and administrative expenses included $2.2 million and $2.5 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Realized gains (losses)	$200	$11,108	$14,350	$(129,147)
Change in unrealized gains and losses	—	(53,195)	(14,150)	(56,890)
Investment related foreign exchange gains (losses)	23	1,807	20	612
Interest and dividend income, net of withholding taxes	5,669	11,064	9,294	21,656
Interest, dividend and other expenses	(1,525)	(7,309)	(4,011)	(13,518)
Investment advisor compensation on joint venture	—	(4,131)	—	(8,585)
Income (loss) from equity method investment	19	—	450	—
Net investment income (loss)	$4,386	$(40,656)	$5,953	$(185,872)
Income (loss) from investments in related party investment fund	$14,405	$—	$45,161	$—
Total investment related income (loss)	$18,791	$(40,656)	$51,114	$(185,872)

For the three months ended June 30, 2019, investment income, net of fees and expenses, resulted in a gain of 2.7%, compared to a loss of 3.8% for the three months ended June 30, 2018. SILP’s long portfolio, short portfolio and macro positions gained 1.0%, 2.5% and 0.1%, respectively, during the three months ended June 30, 2019. For the three months ended June 30, 2019, the largest contributors to SILP’s investment income were long positions in AerCap Holdings (AER) and Adient (ADNT) and a short position in Tesla (TSLA). The largest detractors were short positions in CNX Resources (CNX), Ensco (ESV) and Exela Techologies (XELA).

For the six months ended June 30, 2019, investment income, net of fees and expenses, resulted in a gain of 9.1% on the Investment Portfolio managed by DME Advisors, compared to a loss of 15.2% for the six months ended June 30, 2018. The long portfolio and macro positions gained 13.2% and 0.6%, respectively, while the short portfolio lost 2.5% during the six months ended June 30, 2019. For the six months ended June 30, 2019, the largest contributors to SILP’s investment income were long positions in Brighthouse Financial (BHF) and General Motors (GM) and a short position in Tesla (TSLA). The largest detractors were short positions in Amazon (AMZN), Netflix (NFLX) and a group of momentum driven short equity positions (the “Bubble Basket”).

For the three and six months ended June 30, 2019, the investment income from SILP included management fees paid by SILP to DME Advisors of $1.6 million and $3.6 million, respectively, and were included in the caption “Income (loss) from investments in related party investment fund” in the accompanying condensed consolidated financial statements.

The caption “Income (loss) from investments in related party investment fund” also includes performance compensation allocated from the Company’s investment in SILP to DME II. For the three and six months ended June 30, 2019, the performance allocation of $1.6 million and $5.0 million, respectively, was deducted from the Company’s investment in SILP and allocated to DME II.

For the three and six months ended June 30, 2019, the net realized losses were offset by the net change in unrealized gains and losses. This reclassification resulted from the transfer of assets from the Joint Venture to SILP. We expect our investment income, including any change in the net asset value of the investment in SILP, to fluctuate from period to period.

For the six months ended June 30, 2019 and 2018, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was 10.1% and (15.2)%, respectively. The gross investment gains (losses) were composed of the following:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Long portfolio gains (losses)	1.0%	3.4%	13.2%	(2.3)%
Short portfolio gains (losses)	2.5	(6.1)	(2.5)	(11.4)
Macro gains (losses)	0.1	(0.7)	0.6	(0.7)
Other income and expenses [1]	(0.5)	(0.4)	(1.2)	(0.8)
Gross investment return	3.1%	(3.8)%	10.1%	(15.2)%
Net investment return [1]	2.7%	(3.8)%	9.1%	(15.2)%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Our investment returns on investments managed by DME Advisors are posted on our website (www.greenlightre.com) on a monthly basis.

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

As of June 30, 2019, a gross deferred tax asset of $3.6 million (December 31, 2018: $3.6 million) was included in other assets on the condensed consolidated balance sheets. As of June 30, 2019, a deferred tax asset valuation allowance of $2.2 million (December 31, 2018: $2.2 million) was recorded by the Company. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides the ratios categorized as Property, Casualty and Other:

	Six months ended June 30				Six months ended June 30
	2019				2018
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	67.1%	89.1%	67.1%	81.9%	41.6%	76.3%	53.7%	65.8%
Acquisition cost ratio	18.2	22.1	36.0	23.9	23.3	24.5	44.6	28.7
Composite ratio	85.3%	111.2%	103.1%	105.8%	64.9%	100.8%	98.3%	94.5%
Underwriting expense ratio				2.5				2.8
Combined ratio				108.3%				97.3%

Financial Condition

Investment in related party investment fund; Due to related party investment fund

Our investment in the related party investment fund increased as a result of net investment income from SILP and the transfer of equity securities from the Joint Venture to SILP during the six months ended June 30, 2019. The increase was partially offset by net withdrawals from SILP for claim payments and to provide collateral to our ceding insurers.

During the six months ended June 30, 2019, the Company took steps to reduce volatility of the invested assets and as a result, a portion of SILP’s investment portfolio was liquidated and the majority of its net assets are currently held in cash and short-term treasuries.
Restricted cash and cash equivalents

Our restricted cash increased by $60.9 million, or 8.9%, from $685.0 million at December 31, 2018 to $745.9 million, as of June 30, 2019, primarily due to increased collateral provided to our ceding insurers.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	June 30, 2019			December 31, 2018
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$39,193	$30,409	$69,602	$57,850	$30,977	$88,827
Casualty	147,102	220,593	367,695	133,881	221,212	355,093
Other	11,315	21,454	32,769	20,179	18,563	38,742
Total	$197,610	$272,456	$470,066	$211,910	$270,752	$482,662

During the six months ended June 30, 2019, the total loss and loss adjustment expense reserves decreased by $12.6 million, or 2.6% to $470.1 million from $482.7 million as of December 31, 2018. The decrease in property reserves were primarily due to losses paid relating to catastrophe events previously reserved and homeowners’ contracts in run-off, partially offset by adverse loss development on private passenger automobile business. The increase in casualty reserves was due to adverse loss development on private passenger automobile business, partially offset by reserves released on multi-line business. The decrease in other reserves related to a medical stop-loss contract in run-off.

During the six months ended June 30, 2019, the total loss and loss adjustment expenses recoverable decreased by $2.9 million, or 6.7%, to $40.8 million from $43.7 million as of December 31, 2018. The decrease primarily related to catastrophe losses that were recoverable as of December 31, 2018, and was partially offset by the retroceded private passenger automobile contracts resulting from adverse loss development on the associated assumed business. See Note 5 of the accompanying condensed consolidated financial statements for a discussion of significant prior period loss developments, and Note 6 for a description of the credit risk associated with our retrocessionaires.

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
As of July 1, 2019, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $91.0 million and $117.7 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of July 1, 2019:

	July 1, 2019
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$90,954	$107,013
Europe	43,349	48,223
Japan	33,087	38,792
Rest of the world	25,162	27,777
Maximum	90,954	117,706
Total Equity

Total equity reported on the condensed consolidated balance sheet, increased by $23.0 million to $500.7 million as of June 30, 2019, compared to $477.8 million as of December 31, 2018. Retained earnings increased primarily due to a net income of $21.2 million reported for the six months ended June 30, 2019. The non-controlling interest was eliminated as a result of the Joint Venture being terminated during the six months ended June 30, 2019.

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

As of June 30, 2019, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income (loss) and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of June 30, 2019, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in accordance with our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of June 30, 2019, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the six months ended June 30, 2019 and 2018, the net cash used in operating activities was $5.8 million and $28.6 million, respectively. The net cash primarily used in our underwriting activities (which excludes investment related expenses) was $11.1 million and $28.2 million for the six months ended June 30, 2019 and 2018, respectively. Generally, if the premiums collected exceed claim payments within a given period, we would generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the six months ended June 30, 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the six months ended June 30, 2019, our investing activities generated cash of $63.5 million (2018: used cash of $167.1 million), driven primarily by withdrawals from SILP in order to pay losses and to provide collateral to our cedents.

As of June 30, 2019, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP. As of June 30, 2019, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of June 30, 2019, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of June 30, 2019, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2019, we had one letter of credit facility available with an aggregate capacity of $400.0 million (December 31, 2018: $414.9 million). See Note 10 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of June 30, 2019, the aggregate amount of collateral provided to cedents under such arrangements was $743.0 million (December 31, 2018: $671.6 million). As of June 30, 2019, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $745.9 million (December 31, 2018: $685.0 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of June 30, 2019.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two separate classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021, unless renewed. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2019.

On May 2, 2019 the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to $2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2019, no Class A ordinary shares were repurchased by the Company. As of July 1, 2019, $2.5 million shares remained available for repurchase under the share repurchase plan.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of June 30, 2019, there were 672,588 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2019 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$467	$146	$—	$—	$613
Interest and convertible note payable (2)	4,000	8,000	106,000	—	118,000
Loan facility (3)	1,950	—	—	—	1,950
Advisory fee (4)	2,000	—	—	—	2,000
Loss and loss adjustment expense reserves (5)	238,323	129,268	45,596	56,879	470,066
	$246,740	$137,414	$151,596	$56,879	$592,629
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)  Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, starting from February 1, 2019, as well as the payment of principal upon maturity on August 1, 2023.

(3)
As of June 30, 2019, we had an outstanding commitment to fund $2.0 million under a $6.0 million loan facility (See Note 4 of the accompanying condensed consolidated financial statements). For purposes of the above table, we have assumed that the entire commitment will be made within one year.

(4)	Reflects our minimum contractual obligation pursuant to an advisory agreement.
(5)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re had entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and the Company has agreed to a monthly lease until January 31, 2020. The remaining obligations relating to the monthly lease is included in the above table under operating lease obligation.

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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three and six months ended June 30, 2019, our investment income from SILP are net of management fees paid by SILP to DME Advisors of $1.6 million and $3.6 million, respectively. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. On June 18, 2019, the Company entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to December 31, 2019, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation. For the three and six months ended June 30, 2019, performance allocation of $1.6 million and $5.0 million, respectively, was netted against income from investment in related party investment fund on the condensed consolidated statement of operations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. Other than our investments in SILP and AccuRisk Holdings LLC (see Notes 3 and 4 of the accompanying condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established for the purpose of facilitating off-balance sheet arrangements.

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

Equity Price Risk
As of June 30, 2019, our investments primarily consisted of an investment in SILP, which, in part, holds underlying equity securities, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of June 30, 2019, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $8.7 million, or 1.7%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of June 30, 2019, we had a net unhedged foreign currency exposure on GBP denominated loss reserves (net of funds withheld) of £4.3 million. As of June 30, 2019, a 10% decrease in the U.S. dollar against the GBP (all else being constant) would result in an estimated increase in loss reserves of $0.6 million and a corresponding foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated decrease of $0.6 million in our recorded loss reserves and a corresponding foreign exchange gain.

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

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of June 30, 2019, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of June 30, 2019, a 10% increase and decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio as of June 30, 2019.

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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment in SILP as of June 30, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)
Debt instruments	$(23)	—%	$27	—%
Interest rate swaps	3,238	0.6	(3,238)	(0.6)
Net exposure to interest rate risk	$3,215	0.6%	$(3,211)	(0.6)%

For the purpose of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each instrument individually. We, along with DME Advisors, periodically monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of June 30, 2019, other than as disclosed below, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Further changes in United States tax regulations and laws regarding passive foreign investment companies could have a material impact on our ability to qualify for the insurance company exemption.

The IRS or Congress may issue additional regulations or legislations regarding the applicable insurance liabilities bright-line test of the passive foreign investment company (“PFIC”) rules or other aspects of the PFIC rules applicable to foreign insurance companies. On July 11, 2019, the IRS issued proposed regulations that would provide additional guidance and requirements regarding the exclusion from the definition of “passive income” for income derived in the active conduct of an insurance business by a qualified insurance corporation (the “July 2019 Proposed Regulations”). We understand that the additional requirements of the July 2019 Proposed Regulations, as proposed, will be effective (if at all) only on a prospective basis for taxable years beginning on or after the date final or temporary regulations are issued (unless the Company otherwise relies on the July 2019 Proposed Regulations for its 2019 taxable year, which the Company does not intend to do). Accordingly, the July 2019 Proposed Regulations will not be effective for the Company’s 2019 taxable year. We can offer no assurance whether, in what form or when the July 2019 Proposed Regulations could be adopted. We also can offer no assurance as to the potential impact of the July 2019 Proposed Regulations for the Company.

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

The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases under the plan during the three months ended June 30, 2019.

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

We had previously entered into a reinsurance contract with a non-U.S insurer that provides liability insurance on a global basis to shipping vessels navigating into and out of ports worldwide including, potentially, in Iran. We believe that while this cedent took appropriate and necessary steps to wind-down its Iran related activities, this contract expired during the first quarter of 2019 and we did not renew it. For the quarter ended June 30, 2019, there were no revenues or income relating to this reinsurance contract.

Item 6.    EXHIBITS

10.1	Letter agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors, LP, effective June 1, 2019.
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
August 5, 2019

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
August 5, 2019