Form 10-Q
period 2019-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2019-11-06
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	30,739,395
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of November 1, 2019

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2019 and December 31, 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Investments
Investment in related party investment fund	$228,199	$235,612
Equity securities, trading, at fair value	—	36,908
Other investments	15,848	11,408
Total investments	244,047	283,928
Cash and cash equivalents	11,781	18,215
Restricted cash and cash equivalents	762,225	685,016
Reinsurance balances receivable	273,270	300,251
Loss and loss adjustment expenses recoverable	41,535	43,705
Deferred acquisition costs	50,607	49,929
Unearned premiums ceded	7,739	24,981
Notes receivable	27,877	26,861
Other assets	3,099	2,559
Total assets	$1,422,180	$1,435,445
Liabilities and equity
Liabilities
Due to related party investment fund	$—	$9,642
Loss and loss adjustment expense reserves	479,435	482,662
Unearned premium reserves	196,578	211,789
Reinsurance balances payable	129,959	139,218
Funds withheld	9,953	16,418
Other liabilities	7,776	5,067
Convertible senior notes payable	91,936	91,185
Total liabilities	915,637	955,981

Redeemable non-controlling interest in related party joint venture	—	1,692

Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,739,395 (2018: 30,130,214): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2018: 6,254,715))	3,699	3,638
Additional paid-in capital	502,561	499,726
Retained earnings (deficit)	283	(26,077)
Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	506,543	477,287
Non-controlling interest in related party joint venture	—	485
Total equity	506,543	477,772
Total liabilities, redeemable non-controlling interest and equity	$1,422,180	$1,435,445

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three and nine months ended September 30, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Revenues
Gross premiums written	$110,607	$115,154	$425,507	$432,388
Gross premiums ceded	(4,035)	(15,456)	(48,577)	(72,536)
Net premiums written	106,572	99,698	376,930	359,852
Change in net unearned premium reserves	22,582	14,406	(1,973)	28,912
Net premiums earned	129,154	114,104	374,957	388,764
Income (loss) from investment in related party investment fund [net of related party expenses of $1,326, $803, $9,888 and $803, respectively]	6,609	(10,025)	51,770	(10,025)
Net investment income (loss) [net of related party expenses of $0, $4,131, $0, and $8,585, respectively]	3,312	(70,851)	9,265	(256,723)
Other income (expense), net	(887)	(683)	1,299	(1,246)
Total revenues	138,188	32,545	437,291	120,770
Expenses
Net loss and loss adjustment expenses incurred	92,962	86,780	294,303	267,419
Acquisition costs	30,962	28,331	89,660	107,163
General and administrative expenses	7,725	7,136	22,484	20,050
Interest expense	1,578	927	4,684	927
Total expenses	133,227	123,174	411,131	395,559
Income (loss) before income tax	4,961	(90,629)	26,160	(274,789)
Income tax benefit	179	355	200	1,448
Net income (loss)	5,140	(90,274)	26,360	(273,341)
Loss (income) attributable to non-controlling interest in related party joint venture	—	1,159	—	4,106
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$5,140	$(89,115)	$26,360	$(269,235)
Earnings (loss) per share
Basic	$0.14	$(2.48)	$0.72	$(7.49)
Diluted	$0.14	$(2.48)	$0.72	$(7.49)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,841,623	35,952,472	36,646,515	35,951,384
Diluted	36,921,490	35,952,472	36,720,550	35,951,384

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the nine months ended September 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	21	—	—	21	—	21
Repurchase of Class A ordinary shares	(118)	(16,090)	(295)	(16,503)	—	(16,503)
Share-based compensation expense	—	3,478	—	3,478	—	3,478
Issuance of convertible notes	—	7,896	—	7,896	—	7,896
Change in non-controlling interest in related party joint venture	—	—	—	—	(11,176)	(11,176)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(269,235)	(269,235)	—	(269,235)
Balance at September 30, 2018	$3,639	$498,600	$54,742	$556,981	$1,757	$558,738

Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772
Issue of Class A ordinary shares, net of forfeitures	61	—	—	61	—	61
Share-based compensation expense	—	2,835	—	2,835	—	2,835
Change in non-controlling interest in related party joint venture	—	—	—	—	(485)	(485)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	26,360	26,360	—	26,360
Balance at September 30, 2019	$3,699	$502,561	$283	$506,543	$—	$506,543

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2019	2018
Cash provided by (used in) operating activities
Net income (loss)	$26,360	$(273,341)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(51,770)	10,025
Loss (income) from equity accounted investment	(267)	96
Net change in unrealized gains and losses on investments and financial contracts	(14,362)	4,620
Net realized (gains) losses on investments and financial contracts	14,150	254,062
Foreign exchange (gains) losses on investments	(160)	(216)
Share-based compensation expense	2,896	3,499
Amortization and interest expense	751	927
Depreciation expense	21	243
Net change in
Reinsurance balances receivable	26,981	12,396
Loss and loss adjustment expenses recoverable	2,170	(8,376)
Deferred acquisition costs	(678)	9,633
Unearned premiums ceded	17,242	(780)
Other assets	(561)	(1,131)
Loss and loss adjustment expense reserves	(3,227)	10,563
Unearned premium reserves	(15,211)	(28,301)
Reinsurance balances payable	(9,259)	(6,737)
Funds withheld	(6,465)	(7,450)
Other liabilities	2,709	(1,798)
Net cash provided by (used in) operating activities	(8,680)	(22,066)
Investing activities
Proceeds from redemptions from related party investment fund	107,162	9,509
Contributions to related party investment fund	(11,306)	(241,248)
Purchases of investments	(4,702)	(379,187)
Sales of investments	—	967,127
Payments for financial contracts	—	(129,016)
Proceeds from financial contracts	—	37,002
Securities sold, not yet purchased	—	340,693
Dispositions of securities sold, not yet purchased	—	(844,379)
Change in due to related party investment fund	(9,642)	—
Change in due to prime brokers and other financial institutions	—	(629,013)
Net change in notes receivable	(1,016)	(939)
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	(1,278)	1,071
Net cash provided by (used in) investing activities	79,218	(868,380)
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	—	96,575
Repurchase of Class A ordinary shares	—	(16,503)
Net cash provided by (used in) financing activities	—	80,072
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	237	(2,977)
Net increase (decrease) in cash, cash equivalents and restricted cash	70,775	(813,351)
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	703,231	1,531,098
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$774,006	$717,747
Supplementary information
Interest paid in cash	$3,933	$9,848
Non-cash transfer of investments (Note 3)	36,673	125,008
Non-cash addition of right-of-use asset	323	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2019

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

The results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full calendar year.

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

The following table reconciles the cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total presented in the Company’s condensed consolidated statements of cash flows:

	September 30, 2019	December 31, 2018
	($ in thousands)
Cash and cash equivalents	$11,781	$18,215
Restricted cash and cash equivalents	762,225	685,016
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$774,006	$703,231

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

At September 30, 2019, $6.4 million of notes receivable (net of any valuation allowance) were on non-accrual status

(December 31, 2018: $9.8 million) and payments received were applied to reduce the recorded value of the notes.

At September 30, 2019 and December 31, 2018, $0.8 million and $0.2 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s condensed consolidated balance sheets. Management has assessed the recorded values of the notes receivable, net of valuation allowance, at September 30, 2019 and December 31, 2018, to be fully collectible.

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At September 30, 2019, deposit assets and deposit liabilities were $10.5 million and $59.3 million, respectively (December 31, 2018: $11.9 million and $52.9 million, respectively). For the three and nine months ended September 30, 2019 and 2018, the interest income/(expense) on deposit accounted contracts was as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Deposit interest income/(expense), net	$367	$51	$2,358	$65

Other Assets

Other assets consist primarily of prepaid expenses, fixed assets, right-of-use lease assets, other receivables and deferred tax assets.

Other Liabilities

Other liabilities consist primarily of accruals for legal and other professional fees, employee bonuses and lease liabilities.

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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Weighted average shares outstanding - basic	36,841,623	35,952,472	36,646,515	35,951,384
Effect of dilutive employee and director share-based awards	79,867	—	74,035	—
Weighted average shares outstanding - diluted	36,921,490	35,952,472	36,720,550	35,951,384
Anti-dilutive stock options outstanding	875,627	935,627	875,627	935,627
Participating securities excluded from calculation of loss per share	—	433,849	—	433,849

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

Adoption of Leases (Topic 842) resulted in the recognition of operating lease right-of-use asset and corresponding lease liability of $0.3 million which were included in the Company’s condensed consolidated balance sheets under the captions “Other Assets” and “Other Liabilities,” respectively, as of September 30, 2019.

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendment is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company's investment in related party investment fund and other investments would not be impacted by the adoption of ASU 2016-13. The Company’s other financial assets, such as notes receivable, reinsurance balances receivable and loss and loss adjustment expenses recoverable could be impacted by the adoption of ASU 2016-13. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13; however, the adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Consequently, the Company has concluded that DME II’s interests, and not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company’s investment in SILP is presented in the Company’s condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

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

At December 31, 2018, certain assets that were subject to the Participation Agreement for which the GLRE Limited Partners received an interest in SILP had not transferred legal title to SILP. The Company accounted for those assets as collateralized borrowing and recorded a liability in the caption “Due to related party investment fund.” These assets were transferred to SILP during the first quarter of 2019.

During the nine months ended September 30, 2019, SILP’s investment portfolio was de-risked in order to reduce the Company’s investment volatility in the near-term. As a result, the majority of the Company’s investment assets in SILP was held in cash and short-term treasuries as of September 30, 2019.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of September 30, 2019, the net asset value of the GLRE Limited Partners’ investment in SILP was $228.2 million (December 31, 2018: $235.6 million), representing 79.6% (December 31, 2018: 84.9%) of SILP’s total net assets. The remaining 20.4% (December 31, 2018: 15.1%) of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of September 30, 2019, the majority of SILP’s long investments are composed of cash, short-term U.S. treasuries and publicly-traded equity securities, which can be readily liquidated to meet any GLRE Limited Partner’s redemption requests. The Company’s share of the change in the net asset value of SILP for the three and nine months ended September 30, 2019 was $6.6 million and $51.8 million, respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

During the first quarter of 2019, the Company transferred the rights to $36.7 million of remaining net investments from Greenlight Re and GRIL’s Joint Venture investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gain or loss.

The summarized financial information of SILP is presented below.

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended September 30, 2019	Nine months ended September 30, 2019	From September 1, 2018 (inception to September 30, 2018)
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$652	$2,334	$1,068
Interest income	279	1,869	907
Total Investment income	931	4,203	1,975

Expenses
Management fee	(653)	(4,235)	(803)
Interest	(89)	(2,308)	(505)
Dividends	(96)	(1,532)	(204)
Professional fees and other	(204)	(1,009)	(111)
Total expenses	(1,042)	(9,084)	(1,623)
Net investment income (loss)	(111)	(4,881)	352

Realized and change in unrealized gains (losses) on investments
Net realized gain (loss) on investments	14,760	26,989	(44,811)
Net change in unrealized appreciation (depreciation) on investments	(5,675)	45,708	33,056
Net gain (loss) on investments	9,085	72,697	(11,755)

Net income (loss)	$8,974	$67,816	$(11,403)

GLRE Limited Partners’ share of net income (loss) (1)	$6,609	$51,770	$(10,025)

1 Net of management fees of $0.7 million, $4.2 million and $0.8 million for three and nine months ended September 30, 2019 and period from inception to September 30, 2018, respectively, and net of accrued performance allocation of $0.7 million and $5.7 million for the three and nine months ended September 30, 2019, respectively. See Note 9 for further details.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	September 30, 2019	December 31, 2018
	($ in thousands)
Assets
Investments, at fair value	175,069	464,461
Due from brokers	61,076	77,821
Cash and cash equivalents	84,847	13,200
Interest and dividends receivable	—	2,358
Total assets	320,992	557,840

Liabilities and partners’ capital
Liabilities
Investments sold, not yet purchased, at fair value	(32,243)	(225,072)
Notes Payable	—	(30,000)
Due to brokers	(1,293)	(23,951)
Interest and dividends payable	(554)	(1,238)
Other liabilities	(254)	(169)
Total liabilities	(34,344)	(280,430)

Net Assets	286,648	277,410

GLRE Limited Partners’ share of Net Assets	228,199	235,612

4. FINANCIAL INSTRUMENTS

Investments

Equity securities, trading

At September 30, 2019, the Company did not hold any equity securities, trading.

At December 31, 2018, the following long positions were included in the caption “Equity securities, trading”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$50,521	$1,015	$(14,628)	$36,908
Total equity securities	$50,521	$1,015	$(14,628)	$36,908

During the nine months ended September 30, 2019, these equity positions were transferred to SILP.

Other Investments

“Other investments” include private securities and unlisted funds and an investment accounted for under the equity method.

The tables below present the Company’s other investments as at September 30, 2019 and December 31, 2018:

September 30, 2019	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$10,378	$200	$—	$10,578
Investment accounted for under the equity method	NA	NA	NA	5,270
Total Other investments				$15,848

December 31, 2018	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$6,672	$—	$(267)	$6,405
Investment accounted for under the equity method	NA	NA	NA	5,003
Total Other investments				$11,408

The Company has invested in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter (MGU) focused on employee and health insurance benefits. The Company’s involvement in AccuRisk includes providing capital and funding for its expansion and providing reinsurance for business produced by the MGU.

At September 30, 2019 and December 31, 2018, the Company held a 58% interest in AccuRisk, and had also provided it with a $6.0 million credit facility. The Company has determined that AccuRisk is a variable interest entity, of which the Company is not the primary beneficiary. The Company has accounted for its investment in AccuRisk under the equity method and has included it in the caption “Other Investments” in Company’s condensed consolidated balance sheets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment in the entity plus any loans outstanding to it (see Note 10). For the three and nine months ended September 30, 2019, the Company’s share of AccuRisk’s net income (loss) was $(0.2) million and $0.3 million, respectively (2018: $(0.1) million and $(0.1) million, respectively) which is included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

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

 As of September 30, 2019, the Company did not hold any instruments assigned a Level within the fair value hierarchy.

The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details.)

The Company carries its private investments and unlisted equity funds in accordance with the measurement alternative under ASU 2016-01 and ASU 2018-03, which permits entities to measure certain types of equity securities without readily determinable fair values at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At September 30, 2019, the carrying value of these private equity securities was $10.6 million (December 31, 2018: $5.7 million) which included an upward adjustment of $0.2 based on an observable price change. There were no other significant upward or downward adjustments to the carrying values of the private equity securities for the three and nine months ended September 30, 2019.

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

During the first quarter of 2019, the Company’s securities measured at fair value using Level 3 inputs, which had a fair value of $0.6 million, were transferred to SILP in connection with the LP Transaction. (See Note 3.) There were no other transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2019.

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the nine months ended September 30, 2019.

At September 30, 2019 and December 31, 2018, loss and loss adjustment expense reserves were composed of the following:

Consolidated	September 30, 2019	December 31, 2018
	($ in thousands)
Case reserves	$200,003	$211,910
IBNR	279,432	270,752
Total	$479,435	$482,662

At September 30, 2019 and December 31, 2018, the loss and loss adjustment expense reserves relating to health business were $14.8 million and $24.5 million, respectively.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the nine months ended September 30, 2019 and 2018 are as follows:

Health	2019	2018
	($ in thousands)
Gross balance at January 1	$24,502	$22,181
Less: Losses recoverable	—	—
Net balance at January 1	24,502	22,181
Incurred losses related to:
Current year	26,013	42,292
Prior years	2,196	719
Total incurred	28,209	43,011
Paid losses related to:
Current year	(14,741)	(19,703)
Prior years	(23,160)	(19,679)
Total paid	(37,901)	(39,382)
Foreign currency revaluation	—	—
Net balance at September 30	14,810	25,810
Add: Losses recoverable	—	—
Gross balance at September 30	$14,810	$25,810

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the nine months ended September 30, 2019 and 2018 is as follows:

Consolidated	2019	2018
	($ in thousands)
Gross balance at January 1	$482,662	$464,380
Less: Losses recoverable	(43,705)	(29,459)
Net balance at January 1	438,957	434,921
Incurred losses related to:
Current year	264,129	268,895
Prior years	30,174	(1,476)
Total incurred	294,303	267,419
Paid losses related to:
Current year	(93,822)	(106,520)
Prior years	(200,384)	(157,614)
Total paid	(294,206)	(264,134)
Foreign currency revaluation	(1,154)	(1,098)
Net balance at September 30	437,900	437,108
Add: Losses recoverable	41,535	37,835
Gross balance at September 30	$479,435	$474,943

For the nine months ended September 30, 2019, the estimate of net losses incurred relating to prior accident years increased by $30.2 million, an increase that originated primarily from private passenger automobile contracts. These unanticipated automobile losses were the result of adverse rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed. The prior year unfavorable loss development was partially offset by favorable development relating to prior year property catastrophe and multi-line contracts. The net financial impact of the prior year unfavorable loss development for the nine months ended September 30, 2019, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $27.7 million.

For the nine months ended September 30, 2018, the estimate of net losses incurred relating to prior accident years decreased by $1.5 million, which primarily related to favorable loss development relating to 2017 hurricanes resulting from updated reporting received from cedents and, to a lesser extent, resulting from favorable claims experience associated with mortgage and property contracts. The decrease was partially offset by adverse loss development on private passenger automobile contracts and solicitors professional indemnity contracts. The net financial impact of the prior period favorable loss development for the nine months ended September 30, 2018, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts associated with the prior period contracts, was a loss of $3.0 million.

6. RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three and nine months ended September 30, 2019, the Company’s earned ceded premiums were $22.0 million and $65.8 million, respectively (2018: $18.3 million and $71.8 million, respectively). For the three and nine months ended September 30, 2019, loss and loss adjustment expenses incurred of $93.0 million and $294.3 million, respectively (2018: $86.8 million and $267.4 million, respectively), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $13.9 million and $56.2 million, respectively (2018: $11.6 million and $46.3 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2019, the Company’s loss reserves recoverable consisted of (i) $31.1 million (December 31, 2018: $34.3 million) from unrated retrocessionaires, which were secured by cash and collateral held in trust accounts for the benefit of the Company and (ii) $10.5 million (December 31, 2018: $9.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2019 and December 31, 2018, no provision for uncollectible losses recoverable was considered appropriate.

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. If converted at September 30, 2019, the face value of the Notes would be cash settled and conversion settlement would result in no shares issued by the Company due to the share price at September 30, 2019 being lower than the conversion price of $17.19 per share.
If Notes are converted by the holder, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of September 30, 2019 and December 31, 2018, the unamortized debt discount was $6.3 million and $7.5 million, respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of September 30, 2019, the unamortized portion of these costs attributed to the debt component was $2.4 million (December 31, 2018: $2.9 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.

The carrying value of the Notes as of September 30, 2019, including accrued interest of $0.7 million was $91.9 million (December 31, 2018: $91.2 million), which approximates their fair value.
For the three and nine months ended September 30, 2019, the Company recognized interest expense of $1.6 million and $4.7 million, respectively, in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of September 30, 2019 and December 31, 2018.

8. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the nine months ended September 30, 2019, 235,701 (2018: 160,595) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the nine months ended September 30, 2019, 326,240 (2018: 30,660) Class A ordinary shares were issued to the Company’s Chief Executive Officer pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. A portion of these restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company while the remainder of these restricted shares vest upon occurrence of a specified performance condition being met prior to December 15, 2020. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these shares was $10.65 (2018: $15.90) per share. No compensation cost was recognized relating to these shares for the nine months ended September 30, 2019 (2018: nil).

For the nine months ended September 30, 2019, the Company also issued to non-employee directors an aggregate of 77,556 (2018: 54,720) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the nine months ended September 30, 2019, 37,502 (2018: 43,252) restricted shares were forfeited by employees and a director who left the Company prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2019, $0.2 million stock compensation expense (2018: $0.3 million) relating to the forfeited restricted shares was reversed.

The Company recorded $2.0 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the nine months ended September 30, 2019 (2018: $2.1 million). As of September 30, 2019, there was $3.3 million (December 31, 2018: $2.6 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding restricted shares with performance conditions) which are expected to be recognized over a weighted average period of 1.8 years (December 31, 2018: 1.6 years). For the nine months ended September 30, 2019, the total fair value of restricted shares vested was $3.1 million (2018: $2.8 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2019:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2018	432,457	$18.58
Granted	639,497	10.69
Vested	(161,365)	19.44
Forfeited	(37,502)	14.12
Balance at September 30, 2019	873,087	$12.83

Employee and Director Stock Options

For the nine months ended September 30, 2019, no Class A ordinary share purchase options were granted, no stock options were exercised by directors or employees, and no stock options vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The total compensation cost expensed relating to stock options for the nine months ended September 30, 2019 was $0.7 million (2018: $0.5 million). At September 30, 2019, the total compensation cost related to non-vested options not yet recognized was $1.4 million (December 31, 2018: $2.2 million) to be recognized over a weighted average period of 2.6 years (December 31, 2018: 2.9 years) assuming the grantee completes the service period for vesting of the options.

There was no activity in employee and director stock options during the nine months ended September 30, 2019. At September 30, 2019 and December 31, 2018, there were 0.9 million and 0.9 million stock options outstanding, respectively, with a weighted average exercise price of $22.68 and $23.05 per share, respectively and weighted average grant date fair value of $10.25 and $10.00 per share, respectively. The weighted average remaining contractual term of the stock options was 6.1 years and 6.4 years, at September 30, 2019 and December 31, 2018, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These shares contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the nine months ended September 30, 2019, 48,535 (2018: 28,301) RSUs were issued to employees pursuant to the Company’s stock incentive plan. For the nine months ended September 30, 2019, 24,165 (2018: 648) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods.

The Company recorded $0.1 million of share-based compensation expense, net of forfeitures, relating to RSUs for the nine months ended September 30, 2019 (2018: $0.2 million).

Employee RSU activity during the nine months ended September 30, 2019 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2018	46,398	$18.13
Granted	48,535	10.84
Vested	(7,186)	21.56
Forfeited	(24,165)	13.96
Balance at September 30, 2019	63,582	$13.76

For the nine months ended September 30, 2019 and 2018, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s statements of operations, was $2.9 million and $3.5 million, respectively.

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

On September 1, 2018, the Company entered into the SILP LPA with DME II, as General Partner. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the three and nine months ended September 30, 2019, accrued performance allocation of $0.7 million and $5.7 million, respectively, was deducted from the Company’s investment in SILP and allocated to DME II.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023 subject to an automatic extension for successive three-year terms. For the three and nine months ended September 30, 2019, management fees paid by SILP to DME Advisors of $0.7 million and $4.2 million, respectively, were included in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

On June 18, 2019, the Company entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to December 31, 2019, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

Pursuant to the venture agreement, a performance allocation equal to 20% of the net investment income of the Company’s share of the Joint Venture was allocated, subject to a loss carry forward provision, to DME’s account. The loss carry forward provision required DME to earn a reduced performance allocation of 10% on net investment income in any year subsequent to the year in which the investment account incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the aggregate investment loss was earned. DME was not entitled to earn a performance allocation in a year in which the investment portfolio under the Joint Venture incurred a loss. For the three and nine months ended September 30, 2019, no performance allocation was deducted due to the Joint Venture being terminated. During the three and nine months ended September 30, 2018, no performance allocation was deducted as a result of the investment losses incurred during those periods.

Pursuant to the advisory agreement, a monthly management fee, equal to 0.125% (1.5% on an annual basis) of the Company’s investment account managed by DME Advisors, was paid to DME Advisors. During the three and nine months ended September 30, 2019, the Joint Venture was terminated and no management fees were paid or accrued relating to the Joint Venture (2018: $2.6 million and $11.2 million, respectively).

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of September 30, 2019, SILP, along with certain affiliates of DME Advisors, collectively owned 47.7% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2019, the Company had the following letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	400,000	October 11, 2020	120 days prior to termination date
	$400,000

As of September 30, 2019, an aggregate amount of $226.4 million (December 31, 2018: $208.3 million) in letters of credit were issued under the above facility. As of September 30, 2019, total cash and cash equivalents with a fair value in the aggregate of $227.1 million (December 31, 2018: $221.7 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the facility as of September 30, 2019 and December 31, 2018.

The Company has also established regulatory trust arrangements for certain cedents. As of September 30, 2019, collateral of $535.1 million (December 31, 2018: $463.4 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018. The Company is currently in negotiations with the lessor for renewal of the lease and meanwhile has agreed to a monthly lease until January 31, 2020. The Company has determined that the current arrangement qualifies as a short term lease under Leases (Topic 842) on January 1, 2019. The short-term lease expense for the three and nine months ended September 30, 2019 was $0.1 million and $0.4 million, respectively.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this lease was an operating lease on January 1, 2019 and has recorded a right-of-use asset and a corresponding lease liability of $0.3 million. The operating lease expense for the three and nine months ended September 30, 2019 and 2018 was insignificant. Included in the ”Schedule of Commitments and Contingencies,” below, are the net minimum lease payment obligations relating to this lease as of September 30, 2019.

Loan Facility

From time to time, the Company makes investments in the form of equity or debt in private entities as part of its strategic investments and innovation initiatives. As part of the Company’s participation in such investments, the Company may make funding commitments. As of September 30, 2019, the Company had committed to a loan facility (the “Loan Facility”) of $6.0 million to AccuRisk (see Note 4). As of September 30, 2019, $0.4 million of the Loan Facility was available to AccuRisk. Included in the schedule below is the obligation relating to the Loan Facility as of September 30, 2019 on the assumption that the entire Loan Facility will be drawn by AccuRisk during 2019.

Advisory fee

The Company has entered into an advisory agreement whereby the Company is obligated to pay a minimum of $2.0 million, no earlier than March 2020. Pursuant to the advisory agreement, additional fees may be payable depending on certain events occurring. Included in the schedule below is the minimum obligation relating to the advisory agreement as of September 30, 2019.

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2019	2020	2021	2022	2023	Thereafter	Total
	($ in thousands)
Operating lease obligations	$168	$203	$60	$—	$—	$—	$431
Interest and convertible note payable	—	4,000	4,000	4,000	104,000	—	116,000
Loan facility	350	—	—	—	—	—	350
Advisory fee	—	2,000	—	—	—	—	2,000
	$518	$6,203	$4,060	$4,000	$104,000	$—	$118,781

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

11. SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property
Commercial	$5,088	4.6%	$3,752	3.3%	$11,752	2.8%	$9,464	2.2%
Motor	11,367	10.3	14,554	12.6	50,807	11.9	55,368	12.7
Personal	3,632	3.3	4,998	4.3	9,788	2.3	12,323	2.9
Total Property	20,087	18.2	23,304	20.2	72,347	17.0	77,155	17.8

Casualty
General Liability	913	0.8	14	—	2,368	0.6	1,384	0.3
Motor Liability	47,021	42.5	54,624	47.4	197,335	46.4	210,302	48.6
Professional Liability	11	—	1,799	1.6	117	—	2,909	0.7
Workers' Compensation	14,077	12.7	9,074	7.9	35,121	8.3	15,768	3.7
Multi-line	15,082	13.6	15,527	13.5	61,173	14.4	54,920	12.7
Total Casualty	77,104	69.6	81,038	70.4	296,114	69.7	285,283	66.0

Other
Accident & Health	7,527	6.8	16,193	14.1	31,065	7.2	58,436	13.5
Financial	315	0.3	(5,986)	(5.2)	15,394	3.6	9,042	2.1
Marine	(33)	—	(6)	—	94	—	365	0.1
Other Specialty	5,607	5.1	611	0.5	10,493	2.5	2,107	0.5
Total Other	13,416	12.2	10,812	9.4	57,046	13.3	69,950	16.2
	$110,607	100.0%	$115,154	100.0%	$425,507	100.0%	$432,388	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$89,811	81.2%	$102,623	89.1%	$358,099	84.1%	$387,805	89.7%
Worldwide (1)	18,450	16.7	12,231	10.6	64,590	15.2	44,112	10.2
Europe (2)	—	—	300	0.3	(13)	—	517	0.1
Asia (2)	2,346	2.1	—	—	2,831	0.7	(46)	—
	$110,607	100.0%	$115,154	100.0%	$425,507	100.0%	$432,388	100.0%
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

The following is a discussion and analysis of our results of operations for the nine months ended September 30, 2019 and 2018 and financial condition as of September 30, 2019 and December 31, 2018. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Part II. Item 1A. Risk Factors” included in this Quarterly Report, our Quarterly Report on Form 10-Q for the six months ended June 30, 2019, and in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our annual report on Form 10-K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

Historically, we have aimed to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. Our investment portfolio is managed according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities. During the second quarter of 2019, A.M. Best revised its rating outlook of the Company’s subsidiaries’ Financial Strength Rating of A- (Excellent) from “stable” to “negative.” The Company’s Board of Directors has initiated a strategic review to address the risk of a downgrade. Additionally, to reduce volatility near-term, the Company determined to de-risk its investment portfolio. As of the date of this Quarterly Report, the majority of our investable assets are held in cash and short-term treasuries which we expect to maintain until the strategic review is complete. We do not intend to discuss or disclose developments with respect to the strategic review process unless and until we determine that further disclosure is appropriate or required by regulation or law. See “Part II. Item 1A. - Risk Factors” in this Quarterly Report and “Part I. Item IA. - Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for further information.

Segments

We manage our business on the basis of one operating segment, Property & Casualty reinsurance, and we analyze our business based on the following categories:

●	Property
●	Casualty
●	Other

Property business covers automobile physical damage, personal lines (including homeowners’ insurance) and commercial lines exposures. Property business includes both catastrophe as well as non-catastrophe coverage. We expect catastrophe business to make up a small proportion of our property business.

Casualty business covers general liability, motor liability, professional liability and workers’ compensation exposures. The Company’s multi-line business predominantly relates to casualty reinsurance and as such all multi-line business is included within the casualty category. Casualty business generally has losses reported and paid over a longer period of time than property business.

Other business covers accident and health, financial lines (including mortgage insurance, surety and trade credit), marine, and to a lesser extent, other specialty business such as aviation, crop, cyber, energy, and terrorism exposures.

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital. During 2019, several developments have caused an increase in the demand for capital, including:

•	natural catastrophes in Japan and the Caribbean,

•	increased capital requirements at some Lloyd’s syndicates,

•	large loss activity in certain non-catastrophe classes, and

•	the voluntary withdrawal of capital from underperforming business.

We expect the changing environment to provide improved opportunities in many classes including catastrophe, aviation, energy and satellite.
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and allows us to profitably participate in lines of business that fit within our strategy. Over time we expect our expense advantage to erode as the industry acts to reduce frictional costs.
We expect that technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries will have an increasingly significant effect on the markets in which we operate. The Greenlight Re Innovations unit is positioned to facilitate some of these market shifts, while we also anticipate benefiting from new underwriting opportunities that are created.
The decrease in our capital base, combined with A.M Best’s revised outlook on our subsidiaries’ A- (Excellent) rating from “stable” to “negative,” may constrain our capacity and our ability to access underwriting business in the short term. To date these developments have had minimal impact on our ability to execute in accordance with our 2019 business plan. However, our ability to execute our 2020 business plan including the January 1, 2020 renewals may be adversely impacted. See "Part II. Item 1A. - Risk Factors".
We continue to monitor market conditions to best position ourselves to participate where an appropriate risk-reward profile exists. We expect our motor premiums to be lower relative to prior comparative periods due to our decision not to renew certain private passenger motor contracts during third quarter of 2019. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and therefore our results to date are not necessarily indicative of future portfolio composition and performance.
There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including central bank actions and potential trade disputes. Our decision to de-risk our investments has reduced, although not eliminated, our exposure to such uncertainties. We expect to hold a majority of our investable assets in cash and short-term treasuries until the ongoing strategic review being conducted by the Board is complete.

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

Basic adjusted book value per share is considered a non-GAAP financial measure because the numerator excludes non-controlling interests in the Joint Venture. The Joint Venture was terminated during the first quarter of 2019, and as a result no such adjustment is required as at September 30, 2019. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with the impact of dilution of all in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted adjusted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted adjusted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$506,543	$500,738	$484,315	$477,772	$558,738
Less: Non-controlling interest in joint venture	$—	$—	$—	$(485)	$(1,757)
Numerator for basic adjusted book value per share	$506,543	$500,738	$484,315	$477,287	$556,981
Numerator for fully diluted adjusted book value per share	$506,543	$500,738	$484,315	$477,287	$556,981
Denominator for basic adjusted and fully diluted adjusted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	36,994,110	36,793,162	36,717,761	36,384,929	36,386,321
Add: In-the-money stock options and RSUs issued and outstanding	63,582	87,747	87,747	46,398	46,398
Denominator for fully diluted adjusted book value per share	37,057,692	36,880,909	36,805,508	36,431,327	36,432,719
Basic adjusted book value per share	$13.69	$13.61	$13.19	$13.12	$15.31
Quarterly increase (decrease) in basic adjusted book value per share ($)	$0.08	$0.42	$0.07	$(2.19)	$(2.09)
Quarterly increase (decrease) in basic adjusted book value per share (%)	0.6%	3.2%	0.5%	(14.3)%	(12.0)%

Fully diluted adjusted book value per share	$13.67	$13.58	$13.16	$13.10	$15.29
Quarterly increase (decrease) in fully diluted adjusted book value per share ($)	$0.09	$0.42	$0.06	$(2.19)	$(2.09)
Quarterly increase (decrease) in fully diluted adjusted book value per share (%)	0.7%	3.2%	0.5%	(14.3)%	(12.0)%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic adjusted” and “fully diluted adjusted” denominators. As of September 30, 2019, the number of unvested restricted shares with performance conditions was 356,900 (120,605, 120,605, 30,660, 30,660 as of June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively).

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	($ in thousands)
Income (loss) before income tax	$4,961	$(90,629)	$26,160	$(274,789)
Add (subtract):
Investment related (income) loss	(9,921)	80,876	(61,035)	266,748
Other (income) expense	1,254	734	1,059	1,311
Corporate expenses	4,727	4,076	11,418	9,420
Interest expense	1,578	927	4,684	927
Net underwriting income (loss)	$2,599	$(4,016)	$(17,714)	$3,617

Results of Operations

The table below summarizes our operating results for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$110,607	$115,154	$425,507	$432,388
Gross premiums ceded	(4,035)	(15,456)	(48,577)	(72,536)
Net premiums written	106,572	99,698	376,930	359,852
Change in net unearned premium reserves	22,582	14,406	(1,973)	28,912
Net premiums earned	$129,154	$114,104	$374,957	$388,764
Underwriting expenses
Loss and LAE incurred, net
Current year	$92,692	$84,793	$264,129	$268,895
Prior year *	270	1,987	30,174	(1,476)
Loss and LAE incurred, net	92,962	86,780	294,303	267,419
Acquisition costs, net	30,962	28,331	89,660	107,163
Underwriting expenses	2,998	3,060	11,066	10,630
Deposit accounting expense (income)	(367)	(51)	(2,358)	(65)
Underwriting income (loss)	$2,599	$(4,016)	$(17,714)	$3,617

Income (loss) from investment in related party investment fund	$6,609	$(10,025)	$51,770	$(10,025)
Net investment income (loss)	3,312	(70,851)	9,265	(256,723)
Net investment result	$9,921	$(80,876)	$61,035	$(266,748)

Net income (loss)	$5,140	$(90,274)	$26,360	$(273,341)

Net income (loss) attributable to Greenlight Capital Re, Ltd.	$5,140	$(89,115)	$26,360	$(269,235)

Loss ratio - current year	71.8%	74.4%	70.5%	69.2%
Loss ratio - prior year	0.2%	1.7%	8.0%	(0.4)%
Loss ratio	72.0%	76.1%	78.5%	68.8%
Acquisition cost ratio	24.0%	24.8%	23.9%	27.6%
Composite ratio	96.0%	100.9%	102.4%	96.4%
Underwriting expense ratio	2.0%	2.6%	2.3%	2.7%
Combined ratio	98.0%	103.5%	104.7%	99.1%

* The net financial gain (loss) associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was $0.0 million and $(2.3) million for the three months ended September 30, 2019 and 2018, respectively, and $(27.7) million and $(3.0) million, for the nine months ended September 30, 2019 and 2018, respectively.

Three and nine months ended September 30, 2019 and 2018

For the three months ended September 30, 2019, the fully diluted adjusted book value per share increased by $0.09 per share, or 0.7%, to $13.67 per share from $13.58 per share at June 30, 2019. For the three months ended September 30, 2019, the basic adjusted book value per share increased by $0.08 per share, or 0.6%, to $13.69 per share from $13.61 per share at June 30, 2019.

For the nine months ended September 30, 2019, the fully diluted adjusted book value per share increased by $0.57 per share, or 4.4%, to $13.67 per share from $13.10 per share at December 31, 2018. For the nine months ended September 30, 2019, the basic adjusted book value per share increased by $0.57 per share, or 4.3%, to $13.69 per share from $13.12 per share at December 31, 2018.

For the three months ended September 30, 2019, the net income attributable to the Company was $5.1 million, compared to a net loss attributable to the Company of $89.1 million reported for the equivalent 2018 period.

The developments that most significantly affected our financial performance during the three months ended September 30, 2019, compared to the equivalent 2018 period, are summarized below:

•Underwriting income - The underwriting income for the three months ended September 30, 2019 was $2.6 million. By comparison, the equivalent period in 2018 reported an underwriting loss of $4.0 million. The increase in underwriting income was primarily due to lower catastrophe losses compared to the same period in 2018.

• Our overall composite ratio was 96.0% for the three months ended September 30, 2019, compared to 100.9% during the equivalent 2018 period. The composite ratio for three months ended September 30, 2019 included 2.4 loss ratio points related to natural catastrophe events compared to 4.9 loss ratio points related to natural catastrophe events during the same period in 2018.

•Investment income - Our net investment related income for the three months ended September 30, 2019 was $9.9 million compared to an investment-related loss of $80.9 million reported for the same period in 2018.

For the nine months ended September 30, 2019, the net income attributable to the Company was $26.4 million, compared to a net loss attributable to the Company of $269.2 million reported for the equivalent 2018 period.

The developments that most significantly affected our financial performance during the nine months ended September 30, 2019, compared to the equivalent 2018 period, are summarized below:

•Underwriting loss - The underwriting loss for the nine months ended September 30, 2019 was $17.7 million, primarily resulting from adverse loss development on our private passenger automobile business. By comparison, the underwriting income for the same period in 2018 was $3.6 million. While we generally consider automobile exposures to be short-tailed, in 2019 we experienced unanticipated losses in this line due to adverse rulings that affected a significant number of claims in Florida, including many claims that previously had been considered closed. The rulings impacted loss events that occurred between 2015 and early 2018. The net financial impact associated with additional reserves was approximately a loss of $27.7 million for the nine months ended September 30, 2019.
As a result of the underwriting loss, our overall composite ratio was 102.4% for the nine months ended September 30, 2019, compared to 96.4% during the same period in 2018. The higher composite ratio included 8.0 loss ratio points relating to prior period loss development.

•Investment income - Our net investment related income for the nine months ended September 30, 2019 was $61.0 million compared to an investment related loss of $266.7 million incurred during the equivalent 2018 period.

Underwriting results

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$20,087	18.2%	$23,304	20.2%	$72,347	17.0%	$77,155	17.8%
Casualty	77,104	69.7	81,038	70.4	296,114	69.6	285,283	66.0
Other	13,416	12.1	10,812	9.4	57,046	13.4	69,950	16.2
Total	$110,607	100.0%	$115,154	100.0%	$425,507	100.0%	$432,388	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty and other business, may vary significantly from period to period depending on the market opportunities that we identify.
For the three months ended September 30, 2019, our gross premiums written decreased by $4.5 million, or 3.9%, compared to the equivalent 2018 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended September 30, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(3.2)	(13.8)%
The decrease in property gross premiums written during the three months ended September 30, 2019 over the comparable 2018 period was primarily related to a motor contract that we did not renew. The decrease from this contract was partially offset by new and renewed motor contracts during 2019.

Casualty	$(3.9)	(4.9)%
The decrease in casualty gross premiums written during the three months ended September 30, 2019 over the comparable 2018 period was due primarily to a motor contract that we did not renew. The decrease was partially offset by new motor and workers’ compensation contracts written during 2019.

Other	$2.6	24.1%
The increase in “other” gross premiums written during the three months ended September 30, 2019 over the comparable 2018 period was due primarily to new crop, marine, energy and other specialty business written during 2019. This increase was partially offset by a decrease in accident and health premium resulting from medical stop loss contracts we did not renew during 2018.

For the nine months ended September 30, 2019, our gross premiums written decreased by $6.9 million, or 1.6%, compared to the equivalent 2018 period. The primary drivers of this change are as follows:

Gross Premiums Written
Nine months ended September 30, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(4.8)	(6.2)%
The decrease in property gross premiums written during the first nine months of 2019 over the comparable 2018 period was primarily related to a motor contract that we did not renew. The decrease from this contract was partially offset by new and renewed motor contracts during 2019.

Casualty	$10.8	3.8%
The increase in casualty gross premiums written during the first nine months of 2019 over the comparable 2018 period was due primarily to new workers’ compensation, multi-line and motor contracts written during the 2019 period, partially offset by decreases in motor liability premiums on a contract that we did not renew.

Other	$(12.9)	(18.4)%
The decrease in “other” gross premiums written during the first nine months of 2019 over the comparable 2018 period was due primarily to a medical stop-loss contract we did not renew. The decrease was partially offset by premiums from new contracts relating to financial, crop, energy and other specialty lines.

Premiums Ceded

For the three and nine months ended September 30, 2019, premiums ceded were $4.0 million and $48.6 million, respectively, compared to $15.5 million and $72.5 million for the three and nine months ended September 30, 2018, respectively. During the comparative period in 2018 we purchased outward retrocession to reduce our overall exposure to an inward motor contract. The decrease in premiums ceded for the three and nine months ended September 30, 2019 was primarily related to us not renewing the inward motor contract in 2019, which resulted in us not purchasing the outward retrocession in 2019. Additionally, during 2019 we reduced the amount of retrocessional cover that we purchased relating to catastrophe exposure as compared to the same period in 2018. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$18,700	17.5%	$19,217	19.3%	$61,183	16.2%	$58,640	16.3%
Casualty	74,824	70.3	69,836	70.0	259,199	68.8	231,800	64.4
Other	13,048	12.2	10,645	10.7	56,548	15.0	69,412	19.3
Total	$106,572	100.0%	$99,698	100.0%	$376,930	100.0%	$359,852	100.0%

For the three and nine months ended September 30, 2019, net premiums written increased by $6.9 million, or 6.9% and $17.1 million, or 4.7%, respectively, compared to the three and nine months ended September 30, 2018. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$22,151	17.2%	$19,446	17.0%	$60,182	16.1%	$63,998	16.5%
Casualty	85,872	66.4	75,978	66.6	251,766	67.1	246,270	63.3
Other	21,131	16.4	18,680	16.4	63,009	16.8	78,496	20.2
Total	$129,154	100.0%	$114,104	100.0%	$374,957	100.0%	$388,764	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$14,079	15.1%	$18,190	21.0%	$39,583	13.4%	$36,740	13.7%
Casualty	64,172	69.1	55,612	64.0	211,912	72.1	185,551	69.4
Other	14,711	15.8	12,978	15.0	42,808	14.5	45,128	16.9
Total	$92,962	100.0%	$86,780	100.0%	$294,303	100.0%	$267,419	100.0%

The below table summarizes the loss ratios for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30			Nine months ended September 30
	2019	2018	Increase / (decrease) in loss ratio points	2019	2018	Increase / (decrease) in loss ratio points
Property	63.6%	93.5%	(29.9)%	65.8%	57.4%	8.4%
Casualty	74.7%	73.2%	1.5%	84.2%	75.3%	8.9%
Other	69.6%	69.5%	0.1%	67.9%	57.5%	10.4%
Total	72.0%	76.1%	(4.1)%	78.5%	68.8%	9.7%

The changes in net losses incurred for the three months ended September 30, 2019 as compared to the equivalent 2018 period were attributable to the following:

Net Losses Incurred
Three months ended September 30, 2019
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(4.1)	(29.9)
The decrease in losses incurred reflect lower property losses from catastrophe events during the three months ended September 30, 2019, compared to the comparative period in 2018. In addition, the decrease was also in part a result of favorable development relating to the 2018 wildfires. The catastrophe losses for the three months ended September 30, 2019 include losses from hurricane Dorian and typhoon Faxai, which in aggregate resulted in approximately $3.1 million of property losses during the period.

The lower catastrophe losses and favorable prior year development were the primary drivers behind the decrease in loss ratio during the third quarter of 2019 over the comparable 2018 period.

Casualty	$8.6	1.5
The increase in casualty losses incurred during the three months ended September 30, 2019 over the comparable 2018 period was due primarily to growth in our motor and workers’ compensation business from new contracts. This increase was partially offset by favorable loss development on multi-line contracts experienced during the third quarter of 2019.

The increase in the casualty loss ratio related to workers’ compensation and motor liability lines partially offset by favorable loss development on multi-line contracts during the third quarter of 2019 as compared to the equivalent 2018 period.

Other	$1.7	0.1
The increase in “other” losses incurred during the three months ended September 30, 2019 over the comparable 2018 period was due primarily to losses incurred on space contracts resulting from two failed satellite launches during the period. The increase was partially offset by a decrease in health losses primarily due to the non-renewal of a medical stop-loss contract in 2018.

The satellite loss was the primary driver of the increase in loss ratio during the third quarter of 2019 as compared to the equivalent 2018 period. The increase was mostly offset by the medical stop-loss contract that we did not review in 2018 which had relatively high loss ratios compared to other contracts in our portfolio of “other” business.

The changes in net losses incurred for the nine months ended September 30, 2019 were attributable to the following:

Net Losses Incurred
Nine months ended September 30, 2019
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$2.8	8.4
The increase in property losses incurred during the first nine months of 2019 over the comparable 2018 period related primarily to adverse prior year loss development on private passenger automobile physical damage business. The increase was partially offset by favorable loss development on the 2018 wildfires and lower catastrophe losses compared to the equivalent 2018 period.

The adverse prior year loss development on automobile physical damage business was the primary driver of the 8.4% increase in the property loss ratio during the first nine months of 2019 as compared to the equivalent 2018 period.

Casualty	$26.4	8.9
The increase in casualty losses incurred during the first nine months of 2019 over the comparable 2018 period related primarily to adverse prior year loss development on private passenger automobile business. This increase was partially offset by favorable loss development on professional and general liability and multi-line contracts.

The adverse loss development experienced on motor liability business was the primary driver of the 8.9% increase in the casualty loss ratio during the first nine months of 2019 as compared to the equivalent 2018 period.

Other	$(2.3)	10.4
The decrease in “other” losses incurred during the first nine months of 2019 over the comparable 2018 period was due primarily to a medical stop-loss contract we did not renew in 2018.

The 10.4% increase in loss ratio was driven by (i) adverse development experienced during the first nine months of 2019 on certain health contracts, (ii) satellite losses from failed launches in third quarter of 2019, (iii) favorable prior year development on mortgage contracts recognized during the comparative period in 2018, and (iv) a reduction in mortgage business earned during the first nine months of 2019 as compared to the equivalent 2018 period. Mortgage contracts generally incorporate relatively low loss ratios.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Property	$4,254	13.7%	$4,081	14.4%	$11,165	12.5%	$14,480	13.5%
Casualty	20,119	65.0	19,518	68.9	56,825	63.3	61,273	57.2
Other	6,589	21.3	4,732	16.7	21,670	24.2	31,410	29.3
Total	$30,962	100.0%	$28,331	100.0%	$89,660	100.0%	$107,163	100.0%

The acquisition cost ratios for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three months ended September 30			Nine months ended September 30
	2019	2018	Increase / (decrease)	2019	2018	Increase / (decrease)
Property	19.2%	21.0%	(1.8)%	18.6%	22.6%	(4.0)%
Casualty	23.4%	25.7%	(2.3)%	22.6%	24.9%	(2.3)%
Other	31.2%	25.3%	5.9%	34.4%	40.0%	(5.6)%
Total	24.0%	24.8%	(0.8)%	23.9%	27.6%	(3.7)%

The changes in the acquisition cost ratios for the three months ended September 30, 2019, compared to the same period in 2018, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended September 30, 2019
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(1.8)
The decrease in the property acquisition cost ratio during the three months ended September 30, 2019 over the comparable 2018 period was due primarily to a decrease in the number of contracts covering homeowners’ insurance business, which have relatively high commission rates.

Casualty	(2.3)
The decrease in the casualty acquisition cost ratio during the three months ended September 30, 2019 over the comparable 2018 period was due primarily to lower commissions associated with multiline contracts compared to the same period in 2018.

Other	5.9
The increase in the “other” acquisition cost ratio during the three months ended September 30, 2019 over the comparable 2018 period was due to a change in the mix of business. Medical stop-loss business, which incorporates a relatively low acquisition cost ratio, decreased as a share of our portfolio of “other” business.

The changes in the acquisition cost ratios for the nine months ended September 30, 2019, compared to the same period in 2018, were attributable to the following:

Change in Acquisition Cost Ratios
Nine months ended September 30, 2019
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(4.0)
The decrease in the property acquisition cost ratio during the nine months ended September 30, 2019 over the comparable 2018 period was due primarily to the reversal of sliding scale ceding commissions on private passenger automobile contracts as a result of adverse loss development during the period.

Casualty	(2.3)
The decrease in the casualty acquisition cost ratio during the nine months ended September 30, 2019 over the comparable 2018 period was due primarily to the reversal of sliding scale ceding commissions on private passenger automobile contracts as a result of adverse loss development during the period.

Other	(5.6)
The decrease in the “other” acquisition cost ratio during the nine months ended September 30, 2019 over the comparable 2018 period was due primarily to lower profit commissions incurred on mortgage contracts during the current period. The acquisition cost ratio for the comparable nine months of 2018 reflected higher profit commissions on mortgage contracts as a result of favorable prior period loss development recognized during that period. In addition, the new specialty contracts including crop, energy and space, incorporate a relatively low acquisition cost ratio.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Underwriting expenses	$2,998	$3,060	$11,066	$10,630
Corporate expenses	4,727	4,076	11,418	9,420
General and administrative expenses	$7,725	$7,136	$22,484	$20,050

General and administrative expenses increased by $0.6 million, or 8.3%, for the three months ended September 30, 2019, compared to the equivalent 2018 period. The increase was due primarily to higher legal and other professional fees primarily related to the strategic review.

For the nine months ended September 30, 2019, general and administrative expenses increased by $2.4 million, or 12.1%, compared to the equivalent 2018 period. The increase was due primarily to higher legal and other professional fees, personnel costs and information technology expenses.

For the nine months ended September 30, 2019 and 2018, general and administrative expenses included $2.9 million and $3.5 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Realized gains (losses)	$—	$(124,915)	$(14,150)	$(254,062)
Change in unrealized gains and losses	—	52,270	14,350	(4,620)
Investment related foreign exchange gains (losses)	(98)	336	(78)	948
Interest and dividend income, net of withholding taxes	4,415	8,591	13,709	30,247
Interest, dividend and other expenses	(822)	(4,401)	(4,833)	(17,919)
Investment advisor compensation on joint venture	—	(2,636)	—	(11,221)
Income (loss) from equity method investment	(183)	(96)	267	(96)
Net investment income (loss)	$3,312	$(70,851)	$9,265	$(256,723)
Income (loss) from investments in related party investment fund	$6,609	$(10,025)	$51,770	$(10,025)
Total investment related income (loss)	$9,921	$(80,876)	$61,035	$(266,748)

For the three months ended September 30, 2019, investment income, net of fees and expenses, resulted in a gain of 1.2%, on the Investment Portfolio managed by DME Advisors, compared to a loss of 8.4% for the three months ended September 30, 2018. SILP’s long portfolio and macro positions gained 2.2% and 0.1%, respectively, while the short portfolio lost 0.8% during the three months ended September 30, 2019. For the three months ended September 30, 2019, the significant contributors to SILP’s investment income were long positions in Brighthouse Financial (BHF), Green Brick Partners (GRBK), and short position in Netflix (NFLX). The largest detractors were long positions in The Chemours Company (CC) and Consol Coal Resources (CCR), and short position in Tesla (TSLA).

For the nine months ended September 30, 2019, investment income, net of fees and expenses, resulted in a gain of 10.4% on the Investment Portfolio managed by DME Advisors, compared to a loss of 22.3% for the nine months ended September 30, 2018. The long portfolio and macro positions gained 15.6% and 0.6%, respectively, while the short portfolio lost

3.3% during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the largest contributors to SILP’s investment income were long positions in Brighthouse Financial (BHF), General Motors (GM) and Green Brick Partners (GRBK). The largest detractors were short positions in Amazon (AMZN), Netflix (NFLX) and a group of momentum driven short equity positions (the “Bubble Basket”).

For the three and nine months ended September 30, 2019, the investment income from SILP included management fees paid by SILP to DME Advisors of $0.7 million and $4.2 million, respectively, and were included in the caption “Income (loss) from investments in related party investment fund” in the accompanying condensed consolidated financial statements.

The caption “Income (loss) from investments in related party investment fund” also includes performance compensation allocated from the Company’s investment in SILP to DME II. For the three and nine months ended September 30, 2019, the performance allocation of $0.7 million and $5.7 million, respectively, was deducted from the Company’s investment in SILP and allocated to DME II.

For the nine months ended September 30, 2019, the net realized losses were offset by the net change in unrealized gains and losses. This reclassification resulted from the transfer of assets from the Joint Venture to SILP. We expect our investment income, including any change in the net asset value of the investment in SILP, to fluctuate from period to period.

For the nine months ended September 30, 2019 and 2018, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was 11.6% and (22.3)%, respectively. The gross investment gains (losses) were composed of the following:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Long portfolio gains (losses)	2.2%	(2.0)%	15.6%	(3.8)%
Short portfolio gains (losses)	(0.8)	(5.7)	(3.3)	(16.2)
Macro gains (losses)	0.1	(0.4)	0.6	(1.2)
Other income and expenses [1]	(0.1)	(0.3)	(1.3)	(1.1)
Gross investment return	1.4%	(8.4)%	11.6%	(22.3)%
Net investment return [1]	1.2%	(8.4)%	10.4%	(22.3)%
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

As of September 30, 2019, a gross deferred tax asset of $3.8 million (December 31, 2018: $3.6 million) was included in other assets on the condensed consolidated balance sheets. As of September 30, 2019, this gross deferred tax asset was partially offset by a valuation allowance of $2.2 million (December 31, 2018: $2.2 million). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Nine months ended September 30				Nine months ended September 30
	2019				2018
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	65.8%	84.2%	67.9%	78.5%	57.4%	75.3%	57.5%	68.8%
Acquisition cost ratio	18.6	22.6	34.4	23.9	22.6	24.9	40.0	27.6
Composite ratio	84.4%	106.8%	102.3%	102.4%	80.0%	100.2%	97.5%	96.4%
Underwriting expense ratio				2.3				2.7
Combined ratio				104.7%				99.1%

Financial Condition

Investment in related party investment fund; Due to related party investment fund

Our investment in the related party investment fund decreased as a result of withdrawals from SILP for claim payments and to provide collateral to our ceding insurers. The decrease was partially offset by net investment income from SILP and the transfer of equity securities from the Joint Venture to SILP during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company took steps to reduce volatility of the invested assets and as a result, a portion of SILP’s equity portfolio was liquidated and the majority of its net assets are currently held in cash and short-term treasuries.
Restricted cash and cash equivalents

Our restricted cash increased by $77.2 million, or 11.3%, from $685.0 million at December 31, 2018 to $762.2 million, as of September 30, 2019, primarily due to increased collateral provided to our ceding insurers. The increase was partially funded by withdrawals from SILP.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	September 30, 2019			December 31, 2018
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$36,933	$31,881	$68,814	$57,850	$30,977	$88,827
Casualty	148,680	227,876	376,556	133,881	221,212	355,093
Other	14,390	19,675	34,065	20,179	18,563	38,742
Total	$200,003	$279,432	$479,435	$211,910	$270,752	$482,662

During the nine months ended September 30, 2019, the total gross loss and loss adjustment expense reserves decreased by $3.2 million, or 0.7% to $479.4 million from $482.7 million as of December 31, 2018. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and for discussion of significant prior period loss developments.

During the nine months ended September 30, 2019, the total loss and loss adjustment expenses recoverable decreased by $2.2 million, or 5.0%, to $41.5 million from $43.7 million as of December 31, 2018. The decrease primarily related to catastrophe losses that were recoverable as of December 31, 2018, and was partially offset by the retroceded private passenger automobile contracts resulting from adverse loss development on the associated assumed business. See Note 6 for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first-dollar exposure, may not contain aggregate limits.

Our property business, and to a lesser extent our casualty and other business, include certain contracts that contain or may contain natural peril loss exposure. We estimate catastrophe loss exposure in terms of the probable maximum loss (“PML”). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary from period to period depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that we believe there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of October 1, 2019, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $87.6 million and $111.1 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of October 1, 2019:

	October 1, 2019
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$87,585	$101,386
Europe	43,765	48,152
Japan	32,157	39,906
Rest of the world	25,605	29,396
Maximum	87,585	111,114
Total Equity

Total equity reported on the condensed consolidated balance sheet increased by $28.8 million to $506.5 million as of September 30, 2019, compared to $477.8 million as of December 31, 2018. Retained earnings increased primarily due to net income of $26.4 million reported for the nine months ended September 30, 2019. The non-controlling interest was eliminated as a result of the Joint Venture being terminated.

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

As of September 30, 2019, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of September 30, 2019, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of September 30, 2019, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the nine months ended September 30, 2019 and 2018, the net cash used in operating activities was $8.7 million and $22.1 million, respectively. The net cash primarily used in our underwriting activities (which excludes investment-related interest, dividends and expenses) was $17.6 million and $23.2 million for the nine months ended September 30, 2019 and 2018, respectively. Generally, if the premiums collected exceed claim payments within a given period, we would generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the nine months ended September 30, 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the nine months ended September 30, 2019, our investing activities generated cash of $79.2 million (2018: used cash of $868.4 million), driven primarily by withdrawals from SILP in order to pay losses and to provide collateral to our cedents.

As of September 30, 2019, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, if necessary. As of September 30, 2019, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of September 30, 2019, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of September 30, 2019, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2019, we had one letter of credit facility available with an aggregate capacity of $400.0 million (December 31, 2018: $414.9 million). See Note 10 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of September 30, 2019, the aggregate amount of collateral provided to cedents under such arrangements was $761.5 million (December 31, 2018: $671.6 million). As of September 30, 2019, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $762.2 million (December 31, 2018: $685.0 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of September 30, 2019.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2019.

On May 2, 2019 the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2019, no Class A ordinary shares were repurchased by the Company. As of November 1, 2019, 2.5 million shares remained available for repurchase under the share repurchase plan.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of September 30, 2019, there were 555,805 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2019 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$331	$100	$—	$—	$431
Interest and convertible note payable (2)	4,000	8,000	104,000	—	116,000
Loan facility (3)	350	—	—	—	350
Advisory fee (4)	2,000	—	—	—	2,000
Loss and loss adjustment expense reserves (5)	243,074	131,845	46,505	58,011	479,435
	$249,755	$139,945	$150,505	$58,011	$598,216
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)  Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, starting from February 1, 2019, as well as the payment of principal upon maturity on August 1, 2023.

(3)
As of September 30, 2019, we had an outstanding commitment to fund $0.4 million under a $6.0 million loan facility (See Note 4 of the accompanying condensed consolidated financial statements). For purposes of the above table, we have assumed that the entire commitment will be made within one year.

(4)	Reflects our minimum contractual obligation pursuant to an advisory agreement.
(5)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re had entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and the Company has agreed to a monthly lease until January 31, 2020. The remaining obligations relating to the monthly lease are included in the above table in the caption “Operating lease obligation.”

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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three and nine months ended September 30, 2019, management fees paid by SILP to DME Advisors of $0.7 million and $4.2 million, respectively, were netted against our investment income from SILP. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. On June 18, 2019, the Company entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to December 31, 2019, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation. For the three and nine months ended September 30, 2019, performance allocations of $0.7 million and $5.7 million, respectively, were netted against income in the caption “Investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

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

We believe we are exposed to the following types of market risk:

•	equity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of September 30, 2019, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of September 30, 2019, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $10.2 million, or 1.9%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of the corresponding foreign currency cash balances and there is an increase in the exchange rate of that foreign currency. As of September 30, 2019, our net unhedged foreign currency exposure to GBP was £2.3 million. As of September 30, 2019, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.3 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated $0.3 million foreign exchange loss.

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of September 30, 2019, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of September 30, 2019, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

Interest Rate Risk
Our investment in SILP includes interest rate sensitive securities, such as corporate and sovereign debt instruments and interest rate swaps. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of a long fixed-income portfolio generally falls. Similarly, falling interest rates generally lead to increases in the fair value of fixed-income securities. Additionally, some of the derivative investments may also be sensitive to interest rates and their value may indirectly fluctuate with changes in interest rates.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment in SILP as of September 30, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investments	Change in fair value	Change in fair value as % of investments
	($ in thousands)
Interest rate swaps	$3,126	0.6%	$(3,126)	(0.6)%
Net exposure to interest rate risk	$3,126	0.6%	$(3,126)	(0.6)%

For the purpose of the above table, the hypothetical impact of changes in interest rates on debt instruments was determined based on the interest rates applicable to each instrument individually. We, along with DME Advisors, periodically monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under the reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We monitor the financial strength of our counterparties and assess the collectability of these balances on a regular basis. We obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate this credit risk.

In addition, the securities, commodities, and cash in SILP’s investment portfolio are held with several prime brokers and derivative counterparties, subjecting SILP, and indirectly us, to significant concentration of credit risk. While we have no direct control over SILP, DME Advisors closely and regularly monitors the concentration of credit risk with each counterparty and, if appropriate, transfers cash or securities between counterparties or requests collateral to diversify and mitigate this credit risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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
As of September 30, 2019, other than as disclosed below, there have been no other material changes to the risk factors as disclosed in “Part II. Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the six months ended June 30, 2019, as well as “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We cannot assure you that our strategic review will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.
In August 2019, we announced the engagement of Credit Suisse Securities (USA) LLP to assist us in identifying and evaluating a range of potential strategic alternatives. This strategic review is ongoing and no timetable has been established for its completion. There can be no assurances that the strategic review will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, and interest of third parties in a potential transaction.
The strategic review could adversely affect our business, financial condition and results of operations. We could incur substantial expenses associated with evaluating potential strategic alternatives. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our business, could negatively affect our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.
In connection with our strategic review, we have implemented steps to preserve shareholder value and improve our position. The implementation of any changes based on our strategic review may involve substantial uncertainties and risk, and our results of operations, business and financial strength rating may be materially and adversely impacted if we do not succeed in implementing such initiatives.
As a result of A.M. Best’s revised outlook of the Company’s rating during the second quarter of 2019, we implemented key steps designed to preserve shareholder value, including the exploration of strategic alternatives, de-risking our investment portfolio and conducting an analysis of our business lines, their positioning and internal operations. These initiatives and their implementation involve significant uncertainties and risks that may result in unforeseen expenses and costs, complications or delays. If we do not succeed in concluding our strategic review and implementing resulting initiatives on a timely basis, our results of operations, business and financial strength rating may be materially and adversely impacted. Even if we successfully implement any of these measures, there can be no assurance that any of these measures alone may improve our results of operations, preserve shareholder value or maintain or improve our financial strength rating.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board has adopted a share repurchase plan. On May 2, 2019 the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases under the plan during the three months ended September 30, 2019.

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

We had previously entered into a reinsurance contract with a non-U.S insurer that provides liability insurance on a global basis to shipping vessels navigating into and out of ports worldwide including, potentially, in Iran. We believe that while this cedent took appropriate and necessary steps to wind-down its Iran related activities, this contract expired during the first quarter of 2019 and we did not renew it. For the quarter ended September 30, 2019, there were no revenues or income relating to this reinsurance contract.

Item 6.    EXHIBITS

10.1
Second Amendment to Employment Agreement, dated as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2019).

10.2
Amendment to Employment Agreement, dated as of September 2, 2019, by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 3, 2019).

10.3
Bonus Agreement, dated as of September 22, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 23, 2019).

10.4
Restricted Stock Award Agreement, effective as of September 22, 2019 by and between Greenlight Capital Re, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 23, 2019).

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Chief Executive Officer (principal executive officer)
November 6, 2019

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
November 6, 2019