Form 10-K
period 2019-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2020-03-09
CIK 1385613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019

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
P.O. Box 31110
Grand Cayman, KY1-1205
Cayman Islands
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 345-943-4573

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange
Class A ordinary shares	GLRE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2019 was $242,450,450 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	30,739,395
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of March 6, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in a definitive proxy statement for the Registrant’s 2020 annual meeting of shareholders, or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, within 120 days after the close of the fiscal year pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is incorporated by reference herein.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	The ongoing strategic review may not result in a successful transaction and could adversely affect our business, financial condition and results of operations;
●	Rating agency may downgrade or withdraw either of our ratings;
●	Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
●	Under our investment management structure, we have limited control over Solasglas Investments, LP (“SILP”);
●	SILP may be concentrated in a few large positions, which could result in large losses;
●	Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
●	We may face risks from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
●	The effect of emerging claim and coverage issues on our business is uncertain;
●	The property and casualty reinsurance market may be affected by cyclical trends;
●	Loss of key executives could adversely impact our ability to implement our business strategy; and
●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

We are a global specialty property and casualty reinsurer, headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. We conduct our reinsurance operations through two licensed and regulated reinsurance entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on the European market. Our goal is to build long-term shareholder value by providing risk management products and services to the insurance, reinsurance and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics and customer service offerings.

Historically, we have aimed to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. Our investment portfolio is managed according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities. During the second quarter of 2019, A.M. Best revised its rating outlook of the Company’s subsidiaries’ Financial Strength Rating of A- (Excellent) from “stable” to “negative.” The Company’s Board of Directors has initiated a strategic review to address the risk of a downgrade. Additionally, to reduce volatility near-term, the Company determined to de-risk its investment portfolio. As of the date of this Annual Report, the majority of our investable assets are held in cash and short-term treasuries which we expect to maintain until the strategic review is complete. We do not intend to discuss or disclose developments with respect to the strategic review process unless and until we determine that further disclosure is appropriate or required by regulation or law.

From time to time, we make long-term strategic investments in insurance companies and general agents to complement our strategy and strengthen our client relationships. In certain instances, we utilize Verdant to facilitate strategic investments in property and casualty insurers, general agents and other entities domiciled in the United States.

Because we adapt our portfolio in response to market conditions and our risk appetite, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

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

Link to Table of Contents

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

2. Risk innovation and strategic partnerships
We seek to develop a range of risk products, via strategic partnerships and other methods, with the objective of gaining access to fee income, a stream of underwriting business, and/or the potential for investment upside.
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

We seek to grow and diversify our portfolio. Our allocation of risk will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based upon market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

●	target markets and lines of business where we believe an appropriate risk/reward profile exists;
●	attract and retain clients with expertise in their respective lines of business;
●	employ strict underwriting discipline; and
●	select reinsurance opportunities with anticipated favorable returns on capital over the life of the contract.

Link to Table of Contents

The following table sets forth our gross premiums written by line of business, further broken down by class of business:

	Year ended December 31
	2019		2018		2017
	($ in thousands)
Property
Commercial	$14,165	2.7%	$10,487	1.8%	$12,256	1.8%
Motor	59,402	11.3	76,425	13.5	71,188	10.2
Personal	12,390	2.4	14,118	2.5	49,491	7.2
Total Property	85,957	16.4	101,030	17.8	132,935	19.2
Casualty
General Liability	2,401	0.5	1,429	0.3	4,753	0.7
Motor Liability	233,591	44.6	291,690	51.4	281,551	40.6
Professional Liability (1)	(448)	(0.1)	3,068	0.5	8,703	1.3
Workers' Compensation	50,369	9.6	24,101	4.3	24,803	3.6
Multi-line	76,461	14.6	57,497	10.1	123,340	17.8
Total Casualty	362,374	69.2	377,785	66.6	443,150	64.0
Other
Accident & Health	39,175	7.5	69,605	12.2	66,800	9.6
Financial	23,087	4.4	16,611	2.9	48,380	7.0
Marine	160	—	394	0.1	—	—
Other Specialty	13,224	2.5	2,106	0.4	1,386	0.2
Total Other	75,646	14.4	88,716	15.6	116,566	16.8
	$523,977	100.0%	$567,531	100.0%	$692,651	100.0%
(1) The negative balances represent the reversal of premiums due to premium adjustments, termination of contracts and/or premium returned upon novation or commutation of contracts.

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2019		2018		2017
	($ in thousands)
U.S. and Caribbean	$435,458	83.1%	$507,705	89.5%	$606,510	87.6%
Worldwide (1)	84,728	16.2	59,366	10.5	86,714	12.5
Europe (2)	(13)	—	506	—	(612)	(0.1)
Asia (2)	3,804	0.7	(46)	—	39	—
	$523,977	100.0%	$567,531	100.0%	$692,651	100.0%

(1)	“Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2)	The negative balances represent the reversal of premiums due to premium adjustments, termination of contracts and/or premium returned upon novation or commutation of contracts.

Additional information about our business is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Marketing and Distribution

Business transacted using intermediaries

A majority of our business is sourced through reinsurance brokers. Brokerage distribution channels provide us with access to an efficient, variable cost and global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. In some cases, intermediaries also provide other valuable services including risk analytics, processing and clearing.

Link to Table of Contents

We aim to build and strengthen long-term relationships with global reinsurance brokers. Our management team has relationships with most of the primary and specialty broker intermediaries in the reinsurance marketplace. We believe that by maintaining close relationships with brokers we will be able to continue to obtain access to a broad range of reinsurance clients and opportunities.

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

The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

	Year ended December 31
	2019		2018		2017
	($ in thousands)
Guy Carpenter (Marsh)	$297,150	56.7%	$376,696	66.4%	$366,390	52.9%
Trean Re	85,323	16.3	45,446	8.0	54,799	7.9
Aon Benfield	41,071	7.8	70,554	12.4	125,320	18.1
Total of largest brokers	$423,544	80.8%	$492,696	86.8%	$546,509	78.9%
All others	100,433	19.2%	74,835	13.2%	146,142	21.1%
Total	523,977	100.0%	567,531	100.0%	692,651	100.0%

We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are received, reviewed and approved in our offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.” In addition, we may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents, agents and other counterparties.”

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

Link to Table of Contents

Underwriting Analysis
Our approach to underwriting analysis begins at the class-of-business level. This analysis includes identifying and assessing the structural drivers of risk and emerging loss trends, as well as obtaining an understanding of the market participants and results, capacity conditions for supply and demand, and other factors. Our underwriting professionals specialize in lines of business and are supported by quantitative professionals. Combined with cross-line management and insights, we believe this approach allows the building and deployment of deeper expertise and more thorough insight into the risk dynamics of the line and on external risk factors that will affect each transaction.
Each potential transaction is assigned to a deal team composed of underwriting and quantitative professionals to evaluate underwriting, pricing and structuring. Prior to committing capital to any transaction, the deal team must obtain approval from the Chief Executive Officer and Chief Underwriting Officer. In seeking this approval, the deal team presents the key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.
We spend a significant amount of time with our current and prospective clients and brokers to understand the risks associated with each potential transaction and structure each contract on the basis of this understanding. Where appropriate, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems and operations. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

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

The amount of retrocessional coverage that we purchase varies based on numerous factors, some of which include the inherent volatility and risk accumulation of the portfolio of business we write and the level of our capital base. Our portfolio,

Link to Table of Contents

and by extension our gross risk position, will change in size from year to year depending on market opportunities, so it is not possible to predict the level of retrocessional coverage that we will purchase in any future year.

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength ratings of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts or other collateral in the form of guarantees. As of December 31, 2019, the aggregate amount due from reinsurers from retrocessional coverages represents 5.9% (2018: 9.1%) of our gross loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2019 and 2018, no provision for uncollectible losses recoverable was considered necessary.

Claims Management

Our claims management process begins upon receipt of claims notifications from our clients or third-party administrators. Reserving and settlement authority are reviewed in accordance with the requirements of the individual contract and, as necessary, discussed with the underwriter. Our in-house claims officer is responsible for overseeing the review of claims and providing approval for complex or large claim settlements. Claims in excess of the claims officer’s authority are referred to the general counsel, together with the claims officer’s recommendations, for secondary approval. Claim payments above a certain threshold must be approved by our Chief Executive Officer. We believe that this process ensures that we pay claims consistently within the terms and conditions of each contract.

Where appropriate, we conduct or contract for on-site claims audits at cedents and third-party administrators, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we evaluate and monitor the third-party administrators’ and ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

We recognize that fair interpretation of our reinsurance agreements with our clients and timely payment of covered claims are valuable services to our clients.

Reserves

Our reserving philosophy is to set reserves that represent our best estimate of the amount we will ultimately be required to pay in connection with risks we have underwritten. Our actuarial staff performs quarterly reviews of our portfolio and provide reserving estimates in line with our stated reserving philosophy. In doing so, our actuarial staff groups our portfolio of business into reserving analysis segments based primarily on homogeneity considerations. Currently, this process involves analysis at the individual client or transaction level.

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

Reserves represent an estimate rather than an exact quantification. Although the methods for establishing reserves are well tested, many of the assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base our estimates on our assessment of facts and circumstances known at the time of the estimate, as well as estimates of future trends in claim severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond our control. See Note 7 of the accompanying consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year and for explanations of significant prior period loss development movements. See “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

Link to Table of Contents

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, including the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers, without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. This collateral can be provided as funds withheld, trust arrangements or letters of credit. As of December 31, 2019, we had one letter of credit facility with an aggregate capacity of $400.0 million (2018: two facilities with an aggregate capacity of $414.9 million). Effective November 30, 2018, we amended the Butterfield Bank letter of credit facility to reduce the facility limit from $50.0 million to $14.9 million and subsequently canceled the facility effective April 25, 2019. As of December 31, 2019, we had issued letters of credit totaling $204.5 million (2018: $208.3 million) to clients. Additionally, as of December 31, 2019, we had pledged $528.7 million (2018: $463.4 million) as collateral through trust arrangements. The failure to maintain, replace or increase our collateral arrangements on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — Our failure to maintain sufficient collateral arrangements or to increase our collateral capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy. ”

Competition

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

Ratings

During the second quarter of 2019, A.M. Best revised its rating outlook of the Company’s subsidiaries’ Financial Strength Rating of A- (Excellent) from “stable” to “negative.” Our current “A- (Excellent)” rating from A.M. Best is the fourth highest of 13 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business —“A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully. ”

Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Law, 2010 (as amended) and underlying regulations thereto (the “Law”) which became effective in the Cayman Islands effective November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Law and is subject to regulation and supervision by CIMA.

As the holder of a Class D insurer license, Greenlight Re is permitted to carry on reinsurance business from the Cayman Islands, but, except with the prior written approval of CIMA, may not carry on any insurance or reinsurance business where the underlying risk originates and resides in the Cayman Islands.

Link to Table of Contents

Greenlight Re is required to comply with the following principal requirements under the Law:

●	to maintain capital and a margin of solvency in accordance with the capital and solvency requirements prescribed by the Law;
●	to carry on its business in accordance with the laws of the Cayman Islands, including the regulatory laws, regulations, rules and statements of guidance, where applicable;
●	to maintain adequate arrangements, including internal controls, for the management of risks and a system of governance as approved by CIMA;
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
- financial statements prepared in accordance with internationally recognized accounting standards, audited by an independent auditor approved by CIMA;
- an actuarial valuation of Greenlight Re’s assets and liabilities, certified by an actuary approved by CIMA;
- certification of solvency prepared by a person approved by CIMA in accordance with the prescribed requirements;
- confirmation that the information contained in Greenlight Re’s license application, as modified by any subsequent changes, remains correct and up to date;
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

Greenlight Re is also required to comply with the Rule on Corporate Governance for Insurers and the Rule on Risk Management for Insurers. Respectively, these rules require regulated insurers to establish and maintain (a) a corporate governance framework which provides for the sound and prudent management and oversight of the insurer's business, including outsourcing and internal controls, and which adequately recognizes and protects the interests of its policyholders, and (b) a risk management framework that is capable of promptly identifying, measuring, assessing, reporting, monitoring and controlling all sources of risks that could have a material impact on its operations.

Where CIMA believes that a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may direct the licensee to cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with such a CIMA direction may be punishable on summary conviction by a fine of up to 100,000 Cayman Islands dollars (approximately US$120,000) or to imprisonment for a term of five years or to both, and on conviction on indictment to a fine of 500,000 Cayman Islands dollars (approximately US$600,000) or to imprisonment for a term of ten years or to both and to an additional 10,000 Cayman Islands dollars (approximately US$12,000) for every day after conviction that the breach continues.

In addition, CIMA may impose fines and penalties on a licensee in certain circumstances, ranging from a fixed fine of 5,000 Cayman Islands dollars (approximately US$6,000) or a discretionary fine depending on the severity of the breach. Regulations passed under the Monetary Authority Law determine the circumstances under which CIMA can impose administrative fines. Under the current regulations, administrative fines can only be imposed for breaches of the Cayman Islands anti-money laundering regime (the "AML regime") and, as a reinsurance business, the AML regime does not apply to Greenlight Re. The circumstances in which fines can be imposed are currently undergoing a private sector consultation and are expected to expand in future years.

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

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re and Greenlight Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands, and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. We are further required to file a return with the Registrar of Companies in January of each year (“Annual Return”) and to pay an annual registration fee at that time.

Economic substance law requiring a “relevant entity” conducting “relevant activity” to file notifications and, unless exempt, to report to the Tax Information Authority (“TIA”) and maintain economic substance has been introduced in the Cayman Islands.

The International Tax Co-operation (Economic Substance) Law, 2018 and International Tax Co-operation (Economic Substance) (Prescribed Date) Regulations, 2018 were published on 27 December 2018 and amended on 22 February 2019 by the International Tax Co-operation (Economic Substance) (Amendment of Schedule) Regulations, 2019 and on 30 April 2019 by the International Tax Co-operation (Economic Substance) (Amendment of Schedule) (No. 2) Regulations, 2019 (together, the “ES Law”). Economic substance Guidance on Economic Substance for Geographically Mobile Activities (“ES Guidance”) was published on 22 February 2019 and updated on 30 April 2019.

Commencing January 2020, Greenlight Capital Re and Greenlight Re are required to confirm their economic substance classification and submit this classification to the TIA as a prerequisite to the Annual Return filing.

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

Link to Table of Contents

Overview of Investments

Our investment portfolio is managed by DME Advisors, LP (“DME Advisors”), a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects in an effort to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc.

Prior to September 1, 2018, substantially all of our investable assets were invested through a joint venture arrangement in which DME Advisors, LLC (“DME”) acted as the investment advisor. We were party to a joint venture agreement (the “venture agreement”) with DME Advisors and DME under which the Company, its reinsurance subsidiaries and DME were participants in a joint venture (the “Joint Venture”) for the purpose of managing certain jointly held assets. In addition to the venture agreement, we had entered into an amended and restated investment advisory agreement (the “advisory agreement”) with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture. The advisory agreement term period mirrored that of the venture agreement. On September 1, 2018, the Company and DME entered into a termination agreement (the “Termination Agreement”) for the Joint Venture.

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

On September 1, 2018, SILP entered into a SILP investment advisory agreement (the “IAA”) with DME Advisors, with an initial term ending on August 31, 2023 subject to automatic extensions for successive three-year terms. DME Advisors has the contractual right to manage substantially all of our investable assets, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to SILP. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for SILP.

On February 26, 2019, effective as of September 1, 2018, we entered into Amendment No. 1 to the SILP LPA. The amendment was intended to revise the mechanics for calculating the Carryforward Account and Performance Allocation (as
defined in the SILP LPA) to take into account withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture. In addition, we have entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2020, (a) at least 50% of the Investment Portfolio (as defined in the SILP LPA) shall be held in cash and cash equivalents and (b) the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

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

Link to Table of Contents

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

Our Board of Directors conducts reviews of our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. We believe our investment approach, while less predictable than traditional fixed-income portfolios, complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. Our investment guidelines are designed to maintain adequate liquidity to fund our reinsurance operations.

DME Advisors, which is contractually obligated to adhere to our investment guidelines, makes investment decisions on our behalf, which may include buying publicly listed equity securities and corporate debt, selling securities short and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives and other instruments. As of December 31, 2019, DME Advisors was in compliance with our investment guidelines.

During the year ended December 31, 2019, SILP’s investment portfolio was de-risked in order to reduce our investment volatility in the near-term. As a result, a large proportion of our invested assets in SILP was held in cash and short-term treasuries as of December 31, 2019.

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

Link to Table of Contents

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

The investment guidelines for GRIL are identical to Greenlight Re’s except for Concentration of Investments, Leverage and Credit default swaps, which for GRIL are as follows:

●
Concentration of Investments: Other than cash, cash equivalents and United States government obligations, (1) no single investment in its Investment Portfolio will constitute more than 10% of its Investment Portfolio, (2) the 10 largest investments shall not constitute greater than 50% of its total Investment Portfolio, and (3) its Investment Portfolio shall at all times be composed of a minimum of 50 debt or equity securities of publicly traded companies (or their subsidiaries).*

●
Leverage: GRIL’s Investment Portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. The Investment Advisor may use, in the normal course of business, an aggregate of up to 20% net margin leverage for periods of less than 30 days.

●	Credit default swaps: The sale of credit default swaps is prohibited.
* GRIL’s board of directors has temporarily waived the guideline requiring the Investment Portfolio to be composed of a minimum of 50 debt and equity securities of publicly traded companies since at least 50% of the Investment Portfolio is being held in cash and cash equivalents during the period from June 1, 2019 to June 30, 2020.

Investment Results

Composition

The following table summarizes the investments as reported in the consolidated financial statements:

	December 31
	2019		2018
	($ in thousands)
Investment in related party investment fund	$240,056	93.6%	$235,612	79.9%
Equities - listed	—	—	36,908	12.5
Private investments and unlisted equity funds	10,681	4.2	6,405	2.2
Equity method investment	5,703	2.2	5,003	1.7
	256,440	100.0	283,928	96.3
Funds and cash held with brokers and swap counterparties	—	—	10,920	3.7
Total long investments	$256,440	100.0%	$294,848	100.0%

    DME Advisors also reports the composition of SILP’s portfolio on a delta adjusted basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio.

Link to Table of Contents

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

The following table represents the composition of SILP’s investments as of December 31, 2019 and December 31, 2018:

	December 31
	2019		2018
	Long %	Short %	Long %	Short %
Debt instruments	0.2%	—%	0.4%	(1.7)%
Equities & related derivatives	25.7	(7.9)	78.0	(50.0)
Private and unlisted equity securities	2.4	—	5.3	—
Total	28.3%	(7.9)%	83.7%	(51.7)%

As of December 31, 2019, SILP’s exposure to gold on a delta adjusted basis was 0.0% (2018: 18.3% ).

The following table represents the composition of SILP by industry sector, as of December 31, 2019:

Sector	Long %	Short %	Net %
Communication Services	—%	(0.8)%	(0.8)%
Consumer Discretionary	9.6	(3.2)	6.4
Consumer Staples	0.3	—	0.3
Energy	1.9	—	1.9
Financial	9.4	(1.6)	7.8
Industrials	0.8	(2.3)	(1.5)
Materials	5.0	—	5.0
Technology	0.2	—	0.2
Other	1.1	—	1.1
Total	28.3%	(7.9)%	20.4%

The following table represents the composition of our investments in SILP, by the market capitalization of the underlying security, as of December 31, 2019:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	2.6%	(5.0)%	(2.4)%
Large Cap Equity (≥$10 billion and <$25 billion)	0.3	(1.3)	(1.0)
Mid Cap Equity (≥$2 billion and <$10 billion)	14.3	(1.6)	12.7
Small Cap Equity (<$2 billion)	8.5	—	8.5
Debt Instruments	0.2	—	0.2
Other Investments	2.4	—	2.4
Total	28.3%	(7.9)%	20.4%

Link to Table of Contents

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

Quarter	2019	2018	2017	2016	2015
1st	6.2%	(11.8)%	0.9%	2.5%	(1.8)%
2nd	2.7	(3.8)	(3.4)	(3.4)	(1.5)
3rd	1.2	(8.4)	5.5	3.1	(14.2)
4th	(1.0)	(10.2)	(1.3)	5.0	(4.0)
Full Year	9.3%	(30.3)%	1.5%	7.2%	(20.2)%

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

Information Technology

Our information technology infrastructure is primarily housed at an off-site, secure data center in Grand Cayman, Cayman Islands. Our use of cloud based services is increasing as the security and reliability of these services improves.

We have implemented backup procedures to ensure that key data is saved on a daily basis and can be restored promptly .

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

We protect our information systems with physical, electronic and software safeguards considered appropriate by our management. We employ a specialist vendor to monitor our systems for security events and risks from within our network. We regularly provide our staff security risk awareness education and training. Despite these efforts, computer viruses, hackers, employee misuse or misconduct and other internal or external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. See “Item 1A. Risk Factors — Risks Related to Our Business — Operational risks, including human or systems failures, are inherent in our business.”

Employees

As of March 6, 2020, we had 40 full-time employees, 33 who were based in Grand Cayman, Cayman Islands and 7 who were based in Dublin, Ireland. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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

Additionally, our Code of Business Conduct and Ethics is available on our website.

Glossary of Selected Reinsurance Terms

Accident & Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays and other medical expenses.
Acquisition costs	Ceding commission, profit commissions, brokerage fees, premium taxes and other direct expenses relating directly to the production of premiums.
Acquisition cost ratio	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
Actuary	A person professionally trained in the mathematical and technical aspects of insurance and related fields particularly in the calculation of premiums, loss reserves and other values.
Broker
An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and a reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity
Capacity is the percentage of surplus that an insurer or reinsurer is willing or able to place at risk or the dollar amount of exposure it is willing to assume. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.

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

Link to Table of Contents

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

Underwriting expense ratio
The underwriting expense ratio includes those expenses directly related to underwriting activities as well as an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. In addition, the underwriting expense ratio incorporates gains and losses resulting from deposit accounted contracts.

Workers’ compensation insurance	Workers’ compensation insurance provides medical, disability and lost-wage benefits to employees for injuries and illness sustained in the course of their employment.

Link to Table of Contents

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

During the second quarter of 2019, A.M. Best revised its rating outlook of the Company’s subsidiaries’ Financial Strength Rating of A- (Excellent) from “stable” to “negative.” Companies, insurers and reinsurance brokers use ratings from independent rating agencies as an important means of assessing the financial strength and quality of reinsurers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

As a result of A.M. Best’s revision, we implemented steps designed to preserve shareholder value, including exploring strategic alternatives, de-risking our investment portfolio and conducting an analysis of our business lines, their positioning and internal operations. These initiatives and their implementation involve significant uncertainties and risks that may result in unforeseen expenses and costs, complications or delays. If we do not succeed in concluding our strategic review and implementing resulting initiatives on a timely basis, our results of operations, business and financial strength rating may be materially and adversely impacted. Even if we successfully implement these measures, there can be no assurance that they will improve our results of operations, preserve shareholder value or maintain or improve our financial strength rating.

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

Link to Table of Contents

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

The decrease in our surplus during 2018 triggered, in certain contracts, our client’s right to terminate and/or request additional collateral. During 2018 and 2019 we increased the amount of collateral provided to certain clients. We cannot predict how many of our clients would ultimately exercise such rights. The exercise of such rights in aggregate could have a significant effect on our financial condition, results of operations and our underwriting capacity.

A downgrade or withdrawal of either of our A.M. Best ratings may significantly and negatively affect our ability to implement our business strategy successfully.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our ability to implement our business strategy. Additionally, if A.M. Best downgrades our ratings, we cannot provide assurance that our regulators, the Cayman Islands Monetary Authority and the Central Bank of Ireland, would continue to authorize our current business strategy.

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

Link to Table of Contents

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

Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves”

We may face risks arising from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures.
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

As industry practices and social, political, legal, judicial and regulatory conditions change, unexpected issues related to claims and coverage have emerged and we believe such changes have adversely affected and may continue to adversely affect our results. We have seen increased levels of abuse and fraud, as well as other forms of social inflation, in multiple U.S. jurisdictions. For example, Florida insureds have been assigning the benefit of their insurance policies to attorneys and other third parties. This practice is referred to as an “assignment of benefits,” or “AOB,”. In recent years, we believe AOB abuse has resulted in increases in the size and number of claims ceded to us. In the future, AOB abuse and related insurance fraud may directly affect us, potentially materially.

Additionally, various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our reinsurance contracts for many years following the issuance of our contracts.

The effects of unforeseen developments or substantial government intervention could adversely impact our ability to attain our goals. For example, on January 30, 2020, the World Health Organization declared the outbreak of coronavirus (the “COVID-19”) to be a public health emergency of international concern. Due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate the direct or indirect impacts this outbreak may have on our business. However, if the COVID-19 were to develop into a global pandemic, it could materially and adversely affect our results of operations and financial condition due to the disruptions to commerce, reduced economic activity and other consequences of a pandemic.

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

Link to Table of Contents

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

Substantially all of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. Our two largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 73.0% and 78.8% of our gross premiums written in 2019 and 2018, respectively. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, could significantly and negatively affect our business and results of operations.

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

Certain of our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, typhoons, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions and other natural or man-made disasters such as acts of war or terrorism, cyber attacks, major aircraft crashes, riots or political unrest or outbreaks of pandemic or contagious diseases. The incidence and severity of catastrophes are inherently unpredictable, and there may be increases in the frequency and severity of natural catastrophes and the losses that result from them. Further, such catastrophes could impact the affordability and availability of homeowners insurance, which could have an impact on pricing. We monitor and adjust our risk management models to reflect our judgment of how to interpret current developments and information. We believe that factors including increases in the value and geographic concentration of insured property, particularly along coastal regions, the possibility of an increase in the frequency and/or severity of extreme weather events, and the effects of inflation may increase the severity of claims from catastrophic events in the future.

Claims from catastrophic events such as hurricanes, typhoons and wildfires in 2017, 2018 and 2019 have reduced our earnings and caused substantial volatility in our results of operations and have affected our financial condition. Future catastrophic events may significantly reduce our earnings and cause further volatility in our results of operations and the corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

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

Link to Table of Contents

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

Our access to funds under our existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. The bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity or if it experiences excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market.

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

Our credit facility requires us and/or certain of our subsidiaries to comply with certain covenants, including restrictions on our ability to place a lien or charge on pledged assets, issue debt and in certain circumstances on the payment of dividends. Our failure to comply with these or other covenants could result in an event of default under the credit facility or any credit

Link to Table of Contents

facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition and results of operations could be significantly and negatively affected.

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

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, Chief Risk Officer or General Counsel. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

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

We are subject to the credit risk of our brokers, cedents, agents and other counterparties.

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

From time to time, we extend credit in the form of promissory notes and other credit facilities to certain counterparties in connection with our reinsurance activities. We have recognized losses due to counterparties’ inability to repay us, and we may incur such losses in the future.

Link to Table of Contents

Our reinsurance balances receivable from brokers and cedents at December 31, 2019 totaled $230.4 million, which included premiums and ceding commissions receivable, a majority of which are not collateralized. We cannot provide assurance that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

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

As we provide reinsurance on a worldwide basis, we are subject to an expanding legal, regulatory and tax environment intended to help detect and prevent anti-trust activity, money laundering, terrorist financing, proliferation financing, fraud, tax avoidance and other illicit activity. These requirements include, among others, regulations promulgated and administered by CIMA, the U.S. Department of the Treasury's Office of Foreign Assets Control, The Foreign Corrupt Practices Act of 1977, the Iran Freedom and Counter-Proliferation Act of 2012, and the Foreign Account Tax Compliance Act. These and other programs prohibit or restrict dealings with certain persons, entities, countries, their governments and, in certain circumstances, their nationals and may require detailed reporting to various administrative parties. Non-compliance with any of these regulations could have a material adverse effect on our ability to conduct our business.

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

We are presently licensed as a reinsurer only in the Cayman Islands and the European Economic Area. The suspension or revocation of our licenses to do business as a reinsurance company in either of these jurisdictions for any reason would mean that we would not be able to enter into any new reinsurance contracts in that jurisdiction until the suspension ended or we became licensed in another jurisdiction. The process of obtaining licenses is time consuming and costly, and we may not be able to become licensed in another jurisdiction in the event we chose to. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on any potential license application and on our results of operations.

CIMA and CBI may take a number of actions, including suspending or revoking a reinsurance license whenever the regulatory body believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law or has otherwise behaved in such a manner so as to cause such regulatory body to call into question the licensee’s fitness to conduct regulated activity.

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$200.9 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the “Capital Requirements”). As of December 31, 2019, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities. Effective January 1, 2016, Solvency II introduced risk-based solvency requirements which GRIL is required to comply with, including calculating and maintaining a minimum capital requirement and solvency capital requirement. As of December 31, 2019, GRIL’s minimum capital requirement and solvency capital requirement was approximately $5.4 million and $21.8 million, respectively. As of December 31, 2019, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

Link to Table of Contents

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

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. The Monetary Authority Law (2018 revision) includes amendments that provide for a specific administrative fines framework whereby CIMA has been granted the power to issue monetary penalties up to 1 million Cayman Dollars for a very serious breach.

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

The U.K.’s exit from the EU could impact our business.
On January 31, 2020, the UK formally exited from the EU (“Brexit”) and entered an 11-month transition period (unless a single extension of one to two years to this transition period is agreed between the U.K. government and the EU, by June 30, 2020). During the transition period, the U.K.’s trading relationship with the EU is expected to remain largely unchanged while the negotiations to determine the terms of the U.K.’s future relationship with the EU continue. As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time.
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

Link to Table of Contents

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

Our investment guidelines provide that SILP may commit up to 20% of Greenlight Re’s capital account (10% for GRIL) to any one investment. In addition, GRIL’s investment guidelines require that the 10 largest investments shall not constitute more than 50% of the total investment portfolio and GRIL’s investment portfolio shall at all times, unless waived by the GRIL board of directors, be composed of a minimum of 50 debt or equity securities of publicly traded companies. From time to time SILP may hold a few, relatively large security positions in relation to our capital accounts. Since SILP may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries and types of securities.

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

Link to Table of Contents

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

Link to Table of Contents

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

We and SILP are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us or it. The amount of the maximum exposure to credit risk is indicated by the carrying value of our and SILP’s financial assets. In addition, SILP holds the securities of our investment portfolio with prime brokers and have credit risk from the possibility that one or more of them may default on their obligations to SILP. Other than our investment in derivative contracts and corporate debt, if any, and the fact that our investments are held by prime brokers and custodians on our behalf, we have no other significant concentrations of credit risk in our investment portfolio.

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

Link to Table of Contents

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

Our Articles contain certain provisions that could make it difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for “cause” as defined in the Articles, upon the affirmative vote of not less than 50% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented. Further, under the Amended and Restated Memorandum and Articles of Association of Greenlight Re, a director may only be removed without cause upon the affirmative vote of not less than 80% of the votes cast at a meeting at which more than 50% of our issued and outstanding Class A ordinary shares are represented.

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

Link to Table of Contents

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as “schemes of arrangement”. The Companies Law (2020 Revision) of the Cayman Islands (the “Companies Law”) provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company.  Prior to the adoption of certain amendments to the Companies Law, the “scheme of arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and more procedurally straightforward for companies to merge or consolidate than by using a “schemes of arrangement” statutory provision, these provisions do not replace the “schemes of arrangement” provision which continues to apply. The procedural and legal requirements necessary to consummate these transactions under the merger and consolidation provisions of the Companies Law or the “schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

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

The Cayman Islands law does specifically provide for shareholder appraisal rights on a merger or consolidation of an entity if minority shareholders exercise their rights to 'dissent' from the merger. Dissenting shareholders to a merger have the right to be paid the fair value of their shares (which, if not agreed between the parties, will be determined by the Cayman Islands court) if they follow the required procedures.

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

As of December 31, 2019, David Einhorn owned 16.9% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

In addition, sufficient risk must be transferred under an insurance entity’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in an insurance business, are subjective in nature and there is little authoritative tax guidance on these issues. We cannot provide assurance that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot provide assurance that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future.

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the total combined voting power or value of our shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the CFC rules, each United States 10% shareholder must

Link to Table of Contents

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

Link to Table of Contents

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

As of December 31, 2019 and 2018 the Company met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. The Company cannot guarantee that it will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that the Company cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on the Company’s undistributed earnings.

Further changes in United States tax regulations and laws including the rules regarding passive foreign investment companies could have a material impact on our ability to qualify for the insurance company exemption and/or change our status for United States persons who own Class A ordinary shares

The IRS or Congress may issue additional regulations or legislation regarding the applicable insurance liabilities bright-line test of the passive foreign investment company (“PFIC”) rules or other aspects of the PFIC rules applicable to foreign insurance companies. On July 11, 2019, the IRS issued proposed regulations that would provide additional guidance and requirements regarding the exclusion from the definition of “passive income” for income derived in the active conduct of an insurance business by a qualified insurance corporation (the “July 2019 Proposed Regulations”). We understand that the additional requirements of the July 2019 Proposed Regulations, as proposed, will be effective (if at all) only on a prospective basis for taxable years beginning on or after the date final or temporary regulations are issued (unless the Company otherwise relies on the July 2019 Proposed Regulations for its 2019 taxable year, which the Company does not intend to do). Accordingly, the July 2019 Proposed Regulations will not be effective for the Company’s 2019 taxable year. We can offer no assurance whether, in what form or when the July 2019 Proposed Regulations could be adopted. We also can offer no assurance as to the potential impact of the July 2019 Proposed Regulations for the Company.

We are monitoring developments with respect to both the applicable insurance liabilities test and the IRS proposed regulations. At this time, we cannot predict whether or what, if any, additional regulations will be adopted or additional legislation will be enacted. If regulations are adopted or legislation enacted that cause us to fail to meet the requirements of the insurance company exception, or if we fail to meet the recently enacted applicable insurance liabilities test such failure could have a material adverse effect on the taxation of our shareholders who are U.S. persons. In that event we may undertake further changes to the manner in which we conduct our business, which also could have a material effect on our results of operations.

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

Link to Table of Contents

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

The impact of the initiative of the OECD and the EU to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax neutral jurisdictions and preferential tax regimes in countries around the world. While the Cayman Islands is currently on the list of jurisdictions that have substantially implemented the internationally agreed tax standard, we are not able to predict if additional requirements will be imposed, and if so, whether changes arising from such additional requirements will subject us to additional taxes. On February 18, 2020, the EU announced that following a meeting of the EU's Economic and Financial Affairs Council, the Cayman Islands had been moved to Annex 1 of the EU’s list of non-cooperative jurisdictions for tax purposes (“Annex 1”) due to the Cayman Islands not having appropriate measures in place relating to economic substance in the area of collective investment vehicles (“CIVs”). The Cayman Islands Government (“CIG”) has stated that the EU’s concerns over CIVs were addressed by the enactment of The Private Funds Law and The Mutual Funds (Amendment) Law on February 7, 2020, of which the EU was duly notified. The CIG has announced that it has commenced discussions with EU officials to begin the process of having the Cayman Islands removed from Annex 1 as soon as possible, which is expected to be October 2020 at the earliest. The move to Annex 1 appears to be a technical issue arising out of the delay in enacting this legislation and it is therefore expected that the Cayman Islands will be removed from Annex 1 at the first available opportunity. The Cayman Islands’ economic substance legislation had already been evaluated in June 2019 by the OECD’s Forum on Harmful Tax Practices as “not harmful”, which is the highest rating possible. There are no immediate regulatory, tax, trade or other legal impacts to the Company, but we are not able to predict any future EU actions and whether the EU will deem the newly enacted laws to be compliant with its requirements in order to remove the Cayman Islands from Annex 1.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under operating lease agreements which expired on June 30, 2018. We are in negotiations with the lessor for renewal of the lease and meanwhile both parties have agreed to extend the lease until December 31, 2020. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031, but provides us an option to terminate the lease in 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

Link to Table of Contents

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and number of holders

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007 under the symbol “GLRE”.

As of March 6, 2020, the number of holders of record of our Class A ordinary shares was approximately 41, not including beneficial owners of shares registered in nominee or street name who represent approximately 94.6% of the Class A ordinary shares issued and outstanding.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot provide assurance that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2019, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents

Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our Class A ordinary shares for the five year period commencing December 31, 2014 through December 31, 2019 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2014 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On May 2, 2019, the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. As of December 31, 2019, 2.5 million Class A ordinary shares remained authorized for repurchase under the share repurchase plan. The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice. No shares were repurchased by the Company during the year ended December 31, 2019.

Link to Table of Contents

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of operations data for the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015, as well as our selected historical consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

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

	Year ended December 31
	2019	2018	2017	2016	2015
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Operations Data
Gross premiums written	$523,977	$567,531	$692,651	$536,072	$502,124
Net premiums earned	483,580	508,363	626,004	513,118	408,387
Net investment income (loss)	52,267	(323,106)	20,231	76,183	(281,924)
Net loss and loss adjustment expenses incurred	388,487	363,873	502,404	380,815	317,097
Acquisition costs	117,084	145,475	161,740	134,534	116,207
General and administrative expenses	29,822	25,173	26,356	25,808	23,434
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(3,986)	$(350,054)	$(44,952)	$44,881	$(326,425)
Earnings (Loss) Per Share Data (1)
Basic	$(0.11)	$(9.74)	$(1.21)	$1.20	$(8.90)
Diluted	(0.11)	(9.74)	(1.21)	1.20	(8.90)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,079,419	35,951,659	37,002,260	37,267,145	36,670,466
Diluted	36,079,419	35,951,659	37,002,260	37,340,018	36,670,466
Underwriting Income (Loss) and Selected Ratios
Underwriting income (loss) *	$(33,480)	$(14,384)	$(53,628)	$(18,814)	$(41,909)
Loss ratio	80.3%	71.6%	80.3%	74.2%	77.6%
Acquisition cost ratio	24.2%	28.6%	25.8%	26.2%	28.5%
Underwriting expense ratio	2.4%	2.6%	2.5%	3.2%	4.2%
Combined ratio	106.9%	102.8%	108.6%	103.6%	110.3%

(1)
The Company treats its unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid as “participating securities.” Basic earnings per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period.

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

Link to Table of Contents

	December 31
	2019	2018	2017	2016	2015
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$256,440	$283,928	$1,362,984	$1,022,537	$1,064,164
Cash and cash equivalents	25,813	18,215	27,285	39,858	112,162
Restricted cash and cash equivalents	742,093	685,016	1,503,813	1,202,651	1,236,589
Reinsurance balances receivable	230,384	300,251	301,762	219,126	187,940
Total assets	1,355,193	1,435,445	3,357,393	2,664,693	2,712,522
Loss and loss adjustment expense reserves (1)	470,588	482,662	464,380	306,641	305,997
Unearned premium reserves	179,460	211,789	255,818	222,527	211,954
Total liabilities	878,010	955,981	2,505,967	1,773,006	1,863,749
Total equity	477,183	477,772	844,257	885,803	836,509
Adjusted book value* (2)	$477,183	$477,287	$831,324	$874,242	$825,391
Diluted adjusted book value* (3)	477,183	477,287	845,183	876,362	836,944
Ordinary shares outstanding
Basic	36,994,110	36,384,929	37,359,545	37,366,327	37,027,467
Diluted (4)	37,057,692	36,431,327	38,039,229	37,489,647	37,744,807
Per Share Data
Basic adjusted book value per share* (5)	$12.90	$13.12	$22.25	$23.40	$22.29
Fully diluted adjusted book value per share* (6)	12.88	13.10	22.22	23.38	22.17

(1)
For a detailed discussion of the change in our loss and loss adjustment expenses, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” and Note 7 to the consolidated financial statements.

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2019 and 2018 and financial condition as of December 31, 2019 and 2018.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Form 10-K/A for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017.

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

Historically, we have aimed to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that employ more traditional investment strategies. Our investment portfolio is managed according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities. During the second quarter of 2019, A.M. Best revised its rating outlook of the Company’s subsidiaries’ Financial Strength Rating of A- (Excellent) from “stable” to “negative.” The Company’s Board of Directors has initiated a strategic review to address the risk of a downgrade. Additionally, to reduce volatility near-term, the Company has de-risked its investment portfolio. As of the date of this Annual Report, the majority of our investable assets are held in cash and short-term treasuries which we expect to maintain until the strategic review is complete.

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

Outlook and Trends

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital. During 2019, several developments have caused an increase in the demand for capital, including:

•	natural catastrophes in Japan and the Caribbean,

•	increased capital requirements at some Lloyd’s syndicates,

•	large loss activity in certain non-catastrophe classes, and

•	the voluntary withdrawal of capital from under performing business.

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

Link to Table of Contents

We expect that technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries will have an increasingly significant impact on the markets in which we operate. The Greenlight Re Innovations unit, our internal effort to develop and implement product and service innovations with insurance applications, is positioned to facilitate some of these market shifts, while we also anticipate benefiting from new underwriting opportunities that are created.
The size of our capital base, combined with A.M Best’s revised outlook on our subsidiaries’ A- (Excellent) rating from “stable” to “negative,” may constrain our capacity and our ability to access underwriting business in the short term. To date these have had minimal impact on our ability to execute our 2019 business plan and the January 1, 2020 renewals. However, our ability to execute our remaining 2020 business plan may be adversely impacted by a prolonged negative outlook from A.M. Best.
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

Other business covers accident and health, financial lines (including mortgage insurance, surety and trade credit), marine, and to a lesser extent, other specialty business such as aviation, crop, cyber, energy and terrorism exposures.

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

Income from our investments is primarily composed of income generated from our investment in SILP and interest income from money market funds and notes receivable. Our investment income also includes income (or losses) from our equity method investment as well as realized and unrealized gains from the investments made by Greenlight Re Innovations.

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

The extent of our loss and LAE is a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses include an actuarially determined estimate of losses incurred, including losses incurred during the period and changes in estimates from prior periods. The period over which loss and LAE reserves are paid depends on the nature of the coverage provided and generally extends over a period of multiple years.

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

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense stock options over their vesting period, which varies and has historically ranged from zero to six years. For restricted stock awards and restricted stock units with only service conditions, we calculate compensation cost using the grant date fair value of each award and recognize the associated expense of the stock awards over their vesting periods, which typically range from one to five years. For restricted stock awards that include both service and performance conditions, the associated expense is recognized when the Company determines that it is probable that the performance conditions will be achieved.

Interest expense consists of interest paid and accrued on senior convertible notes as well as the amortization of (i) issuance expenses and (ii) the note discount.

Investment-related expenses primarily consist of interest expense on borrowings, and management fees and performance compensation paid to the investment advisor. We net these expenses against investment income (loss) in our consolidated financial statements.

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

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, together with historical and industry data, are used to estimate what we believe will be the ultimate premium payable pursuant to each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us on a monthly or quarterly basis (depending on the terms of the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the amount of premiums that are written for stub periods that have not yet been reported to us by the client. For example, at year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have issued our audited consolidated financial statements. Typically, premium estimates are only used for unreported stub periods, which account for a small percentage of our total premiums written.

We are able to confirm the accuracy and completeness of premiums reported by our clients by either reviewing the client’s statutory filings and/or performing an audit of the client, in accordance with the terms of the contract. Discrepancies between premiums ceded and reported under a contract are, in our experience, rare. To date, we have not had any material discrepancy in premiums reported by a client that required a formal dispute resolution process.

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

Investments. Our investment in SILP is carried at fair value, based on the most recent net asset value obtained from SILP’s third party administrators. Other investments include private and unlisted equity securities that do not have readily determinable fair values. The carrying values of these private equity securities are determined based on the original cost, reviewed for impairment and any subsequent changes in the valuation based on any recent observable transactions of those securities. For “other investments” any realized and unrealized gains or losses are determined on the basis of specific identification method (by reference to cost or amortized cost, as appropriate) and included in net investment income (loss) in the consolidated statements of operations.

Loss and Loss Adjustment Expense Reserves.The process of estimating our loss and LAE reserves involves a considerable degree of judgment and our estimates as of any given date are inherently uncertain. Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification, foreign exchange movements and other factors. These estimates and judgments are based on numerous considerations and are often revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies are developed; or (iv) changes in the legal environment occur.

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

Our loss and LAE reserves are composed of case reserves (which are based on claims that have been reported to us) and IBNR reserves.

Our case reserve estimates are initially determined on the basis of loss reports received. Our IBNR reserve estimates are determined using various actuarial methods as well as a combination of our own historical and current loss experience,

Link to Table of Contents

insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserve.

The nature and extent of our judgment in the reserving process depends in part upon the type of business. Some of our property treaty reinsurance contracts represent business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for this type of business is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

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

Reserving can prove especially difficult should a significant loss take place near the end of a financial reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As a predominantly broker-market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedent and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting vary among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information received from ceding companies and brokers also vary widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot always be reliably measured.

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. The combined characteristics of low claim frequency and high claim severity make the available data less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a cedent’s historical experience, industry information and the professional judgment of underwriters in estimating reserves for these contracts. In addition, we utilize ultimate loss ratio forecasts when reported by cedents and brokers, which are normally subject to three to six month lags for proportional business. Due to the degree of reliance we place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known and case law may change, which can affect ultimate expected losses.

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to identify inaccurate or incomplete reporting of claims and ensure that claims are actively and appropriately managed in line with agreed protocols and settlement authority limits; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. In addition, each subsequent year of loss experience with a given cedent provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.

We monitor the development of our prior-year losses during the course of subsequent calendar years by comparing the actual reported losses against previous estimates. The analysis of this loss development is an important factor in our ongoing refinement of the assumptions underlying our reserving process.

Link to Table of Contents

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

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. We can provide no assurance, however, that actual losses will not (i) be less than or (ii) exceed our total established reserves.

Please refer to Notes 2 and 7 of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year, respectively, as required under U.S. GAAP.

Bonus Accruals. Under the Company’s bonus program, most employees’ target bonuses consist of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (“RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued quarterly at each employee’s prorata target amount and updated to actual at year end . The quantitative portion of each employee’s annual bonus is accrued based on the expected RODE for each underwriting year and adjusted for changes in the expected RODE and actual investment return each quarter until all losses are settled and the underwriting year is declared closed. The quantitative bonus is calculated and paid in annual installments between three to five years from the end of the fiscal year in which the business was underwritten. Any subsequent changes to the quantitative bonus are incorporated into the following open underwriting year. The Compensation Committee of our Board of Directors approves all quantitative bonuses prior to being paid. The initial RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. We recognize share-based compensation transactions using the fair value at the grant date of the award. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. We recognize the associated expense, adjusted for estimated forfeitures, over the vesting period and incorporating the probability of any performance conditions being met. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and our expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs as well as the associated stock compensation expense. As restricted shares and RSUs are forfeited, the number of outstanding restricted shares and RSUs is reduced and the remaining unamortized grant date fair value is compared to the assumed forfeiture levels, and if deemed necessary, true-up adjustments are recorded. For the year ended December 31, 2019, we have assumed a forfeiture rate of 7.0% (2018: 7.0% and 2017: 6.0%) for restricted stock awards and RSUs granted, in order to reflect the anticipated forfeitures and more accurately record the share-based compensation expense.

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

Basic adjusted book value per share is considered a non-GAAP financial measure because the numerator excludes non-controlling interests in the Joint Venture. The Joint Venture was terminated during the first quarter of 2019, and as a result no such adjustment is required as at December 31, 2019. Fully diluted adjusted book value per share is also considered a non-GAAP financial measure and represents basic adjusted book value per share combined with any dilutive impact of in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted adjusted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic adjusted book value per share and fully diluted adjusted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted adjusted book value per share over the long term.

Link to Table of Contents

The following table presents a reconciliation of the non-GAAP financial measures basic adjusted and fully diluted adjusted book value per share to the most comparable U.S. GAAP measure.

	December 31, 2019	December 31, 2018	December 31, 2017
	($ in thousands, except per share and share amounts)
Numerator for basic adjusted and fully diluted adjusted book value per share:
Total equity (U.S. GAAP)	$477,183	$477,772	$844,257
Less: Non-controlling interest in joint venture	—	(485)	(12,933)
Numerator for basic adjusted book value per share	477,183	477,287	831,324
Add: Proceeds from in-the-money stock options issued and outstanding	—	—	13,859
Numerator for fully diluted adjusted book value per share	$477,183	$477,287	$845,183
Denominator for basic adjusted and fully diluted adjusted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic adjusted book value per share)	36,994,110	36,384,929	37,359,545
Add: In-the-money stock options and RSUs issued and outstanding	63,582	46,398	679,684
Denominator for fully diluted adjusted book value per share	37,057,692	36,431,327	38,039,229
Basic adjusted book value per share	$12.90	$13.12	$22.25
Increase (decrease) in basic adjusted book value per share ($)	$(0.22)	$(9.13)	$(1.15)
Increase (decrease) in basic adjusted book value per share (%)	(1.7)%	(41.0)%	(4.9)%

Fully diluted adjusted book value per share	$12.88	$13.10	$22.22
Increase (decrease) in fully diluted adjusted book value per share ($)	$(0.22)	$(9.12)	$(1.16)
Increase (decrease) in fully diluted adjusted book value per share (%)	(1.7)%	(41.0)%	(5.0)%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic adjusted” and “fully diluted adjusted” denominators. As of December 31, 2019, the number of unvested restricted shares with performance conditions was 356,900 (30,660 and 0, as of December 31, 2018 and December 31, 2017, respectively).

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. Net underwriting income (loss) is calculated as net premiums earned, plus other income (expense) relating to deposit-accounted contracts, less net loss and loss adjustment expenses, less acquisition costs, and less underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses; (3) corporate general and administrative expenses; (4) interest expense and (5) income taxes. We exclude total investment related income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

Link to Table of Contents

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Year ended December 31
	2019	2018	2017
	($ in thousands)
Income (loss) before income tax	$(3,503)	$(353,997)	$(44,825)
Add (subtract):
Investment related (income) loss	(52,267)	323,106	(20,231)
Other non-underwriting (income) expense	467	1,943	210
Corporate expenses	15,560	12,059	11,218
Interest expense	6,263	2,505	—
Net underwriting income (loss)	$(33,480)	$(14,384)	$(53,628)

Link to Table of Contents

Results of Operations

The table below summarizes our operating results for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31
	2019	2018	2017
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$523,977	$567,531	$692,651
Gross premiums ceded	(48,667)	(102,788)	(56,587)
Net premiums written	475,310	464,743	636,064
Change in net unearned premium reserves	8,270	43,620	(10,060)
Net premiums earned	483,580	508,363	626,004
Underwriting expenses
Loss and LAE incurred, net
Current year	357,237	363,871	466,247
Prior year *	31,250	2	36,157
Loss and LAE incurred, net	388,487	363,873	502,404
Acquisition costs, net	117,084	145,475	161,740
Underwriting expenses	14,262	13,114	15,138
Deposit accounting expense (income)	(2,773)	285	350
Underwriting income (loss)	(33,480)	(14,384)	(53,627)

Income (loss) from investment in related party investment fund	46,056	(60,573)	—
Net investment income (loss)	6,211	(262,533)	20,231
Net investment result	$52,267	$(323,106)	$20,231

Net income (loss)	$(3,986)	$(354,329)	$(44,374)

Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(3,986)	$(350,054)	$(44,952)

Loss ratio - current year	73.9%	71.6%	74.5%
Loss ratio - prior year	6.5%	—%	5.8%
Loss ratio	80.3%	71.6%	80.3%
Acquisition cost ratio	24.2%	28.6%	25.8%
Composite ratio	104.5%	100.2%	106.1%
Underwriting expense ratio	2.4%	2.6%	2.5%
Combined ratio	106.9%	102.8%	108.6%
* The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was $30.1 million, $7.4 million, and $31.5 million in 2019, 2018 and 2017, respectively.

Link to Table of Contents

Results of operations for 2019 compared to 2018

For the year ended December 31, 2019, fully diluted adjusted book value per share decreased by $0.22 per share, or 1.7%, to $12.88 per share from $13.10 per share at December 31, 2018. For the year ended December 31, 2019, the basic adjusted book value per share decreased by $0.22 per share, or 1.7%, to $12.90 per share at December 31, 2019.

For the year ended December 31, 2019, the net loss attributable to the Company was $4.0 million, compared to a net loss attributable to the Company of $350.1 million reported for the year ended December 31, 2018.

The developments that most significantly affected our financial performance during the year ended December 31, 2019, on a comparative basis to 2018, are provided below:

•Underwriting loss - The underwriting loss for the year ended December 31, 2019 was $33.5 million, primarily resulting from adverse loss development on our private automobile business. While we generally consider automobile exposures to be short-tailed, in 2019 we experienced unanticipated losses in this line due to adverse rulings that affected a significant number of claims in Florida, including many claims that previously had been considered closed. The rulings impacted loss events that occurred between 2015 and early 2018. For the year ended December 31, 2019, the overall net financial impact associated with adverse loss development related to prior years was a loss of $30.1 million for the year ended December 31, 2019.

Catastrophe events during the year ended December 31, 2019, including Hurricane Dorian and Typhoons Faxai and Hagibis, contributed $17.4 million to the underwriting loss for the year ended December 31, 2019. By comparison, the catastrophe events during 2018, including Hurricanes Florence, Michael, California wildfires and Typhoon Jebi, contributed $18.9 million to the underwriting loss for the year ended December 31, 2018.

As a result of the underwriting loss, our overall composite ratio was 104.5% for the year ended December 31, 2019, compared to 100.2% during the year ended December 31, 2018. The higher composite ratio included 6.5% loss ratio points relating to prior period loss development and 3.6% loss ratio points relating to catastrophe losses during 2019 fiscal year.

•Investment income and losses - Our net investment related income for the year ended December 31, 2019 was $52.3 million, including a return of 9.3% on our Investment Portfolio, compared to an investment loss of $323.1 million, or a return of (30.3)% on our investments managed by DME Advisors, during the year ended December 31, 2018.

Underwriting results

We analyze our business based on three categories: “property”, “casualty” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2019		2018
	($ in thousands)
Property	$85,957	16.4%	$101,030	17.8%
Casualty	362,374	69.2	377,785	66.6
Other	75,646	14.4	88,716	15.6
Total	$523,977	100.0%	$567,531	100.0%

As a result of our underwriting philosophy, our premiums written may vary significantly from one period to the next. Additionally, the mix of premiums written between property, casualty and other business may vary from period to period depending on the specific market opportunities that we pursue.

Link to Table of Contents

For the year ended December 31, 2019, our gross premiums written decreased by $43.6 million, or 7.7%, compared to the same period in 2018. The changes in gross premiums written for the year ended December 31, 2019 were attributable to the following:

Gross Premiums Written
Year ended December 31, 2019
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(15.1)	(14.9)%
The decrease in property gross premiums written during the year ended December 31, 2019 over the year ended December 31, 2018 was primarily related to certain motor contracts that we elected not to renew. The decrease from these contracts was partially offset by new and renewed motor contracts written during 2019 as well as an increase in commercial property premiums.

Casualty	$(15.4)	(4.1)%
The decrease in casualty gross premiums written during the year ended December 31, 2019 over the year ended December 31, 2018 was primarily related to certain motor contracts that we elected not to renew. The decrease from these contracts was partially offset by new and renewed motor, workers’ compensation and multi-line contracts written during 2019.

Other	$(13.1)	(14.7)%
The decrease in “other” gross premiums written during the year ended December 31, 2019 over the year ended December 31, 2018 was primarily related to a medical stop-loss contract we elected not to renew. This decrease was partially offset by premiums from new contracts relating to financial, crop, energy and other specialty lines.

Premiums Ceded

For the year ended December 31, 2019, retrocessional premiums ceded decreased by $54.1 million, or 52.7%, to $48.7 million compared to $102.8 million for the year ended December 31, 2018. This decrease in ceded premiums was primarily related to our non-renewal of inward motor contracts in 2019, which resulted in us not renewing the outward retrocession contracts in 2019. We expect the remaining impact of the non-renewed retrocession contracts to flow through during 2020. Additionally, during 2019 we reduced the amount of retrocessional coverage that we purchased relating to catastrophe exposure compared to the same period in 2018. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2019		2018
	($ in thousands)
Property	$74,802	15.7%	$76,200	16.4%
Casualty	325,460	68.5	300,503	64.7
Other	75,048	15.8	88,040	18.9
Total	$475,310	100.0%	$464,743	100.0%

The movement in net premiums written was the net result of the increases or decreases in gross premiums written and premiums ceded as explained in the preceding paragraphs.

Link to Table of Contents

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Year ended December 31
	2019		2018
	($ in thousands)
Property	$77,960	16.1%	$84,116	16.6%
Casualty	325,575	67.3	321,998	63.3
Other	80,045	16.6	102,249	20.1
Total	$483,580	100.0%	$508,363	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums previously written. On occasion, there will be a significant difference between the change in net premiums written compared to the change in net premiums earned. The only such difference that occurred during the periods presented related to the motor contracts that we did not renew during 2019 and the premiums written on new contracts during 2019 which will be earned over the remaining contract term in the future. As a result, net premiums written increased by $10.6 million, or 2.3%, from 2018 to 2019, while net premiums earned decreased by $24.8 million, or 4.9%, during the same period.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Year ended December 31
	2019		2018
	($ in thousands)
Property	$64,565	16.6%	$63,563	17.5%
Casualty	265,021	68.2	243,091	66.8
Other	58,901	15.2	57,219	15.7
Total	$388,487	100.0%	$363,873	100.0%

Our loss ratio fluctuates based on the mix of business, and any favorable or adverse loss development we experience. The below table summarizes the loss ratios for the years ended December 31, 2019 and 2018:

	Year ended December 31
	2019	2018	Increase / (decrease) in loss ratio points
Property	82.8%	75.6%	7.2%
Casualty	81.4%	75.5%	5.9%
Other	73.6%	56.0%	17.6%
Total	80.3%	71.6%	8.7%

Link to Table of Contents

The changes in net losses incurred and loss ratios during the year ended December 31, 2019 compared to the year ended December 31, 2018 were attributable to the following:

	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$1.0	7.2%
The increase in property losses incurred during the year ended December 31, 2019 over the year ended December 31, 2018 related primarily to adverse prior year loss development on private passenger automobile physical damage business. To a lesser extent, the 2019 catastrophe events also increased the property losses during the year ended December 31, 2019. These increases were partially offset by favorable loss development relating to the 2018 wildfires.

The adverse prior year loss development on automobile physical damage business was the primary driver of the 7.2% increase in the property loss ratio during the year ended December 31, 2019 as compared to the prior year period.

Casualty	$21.9	5.9%
The increase in casualty losses incurred during the year ended December 31, 2019 over the comparable year ended December 31, 2018 related primarily to adverse prior year loss development on private passenger automobile liability business. To a lesser extent, the increase in workers’ compensation business also contributed to the higher losses incurred during the year ended December 31, 2019. These increases were partially offset by lower losses on professional liability, general liability and multi-line contracts.

The adverse loss development experienced on automobile liability business was the primary driver of the 5.9% increase in the casualty loss ratio during the year ended December 31, 2019 as compared to 2018.

Other	$1.7	17.6%
The increase in “other” losses incurred during the year ended December 31, 2019 over the comparable year ended December 31, 2018 related primarily to satellite losses from failed launches during 2019. While some of the legacy health contracts reported adverse loss development, the overall losses incurred from health contracts decreased due to fewer health contracts in force during 2019.

The 17.6% increase in loss ratio was driven by (i) adverse development experienced on certain health contracts, (ii) satellite losses from failed launches in 2019, (iii) favorable prior year development on mortgage contracts recognized during 2018, and (iv) a reduction in mortgage business earned during the year ended December 31, 2019. Mortgage contracts generally incorporate relatively low loss ratios.

See “Part II, Item 7. Summary of Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves” and “Note 7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES in our Notes to the consolidated financial statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table.

	Year ended December 31
	2019		2018
	($ in thousands)
Property	$14,496	12.4%	$20,190	13.9%
Casualty	77,057	65.8	84,279	57.9
Other	25,531	21.8	41,006	28.2
Total	$117,084	100.0%	$145,475	100.0%

The acquisition cost ratios for the years ended December 31, 2019 and 2018, were as follows:

Link to Table of Contents

	Year ended December 31
	2019	2018	Increase / (decrease)
Property	18.6%	24.0%	(5.4)%
Casualty	23.7%	26.2%	(2.5)%
Other	31.9%	40.1%	(8.2)%
Total	24.2%	28.6%	(4.4)%

The changes in the acquisition cost ratios during the year ended December 31, 2019 compared to the year ended December 31, 2018 were attributable to the following:

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(5.4)%
The decrease in the property acquisition cost ratio during the year ended December 31, 2019 as compared to 2018 was due primarily to a decrease in sliding scale ceding commission expenses on private passenger automobile contracts as a result of adverse loss development during the period.

Casualty	(2.5)%
The decrease in the casualty acquisition cost ratio during the year ended December 31, 2019 as compared to 2018 was due primarily to a decrease in sliding scale ceding commission expenses on private passenger automobile contracts as a result of adverse loss development during the period.

Other	(8.2)%
The decrease in the “other” acquisition cost ratio during the year ended December 31, 2019 as compared to 2018 was due primarily to lower profit commissions incurred on mortgage contracts during the current period. The acquisition cost ratio for the comparable year ended December 31, 2018 reflected higher profit commissions on mortgage contracts as a result of favorable prior period loss development recognized during 2018. In addition, the new specialty contracts including crop, energy and space, incorporate a relatively low acquisition cost ratio.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2019	2018
	($ in thousands)
Underwriting expenses	$14,262	$13,114
Corporate expenses	15,560	12,059
General and administrative expenses	$29,822	$25,173

For the year ended December 31, 2019, the general and administrative expenses increased by $4.6 million, or 18.5%, compared to the same period in 2018. The increase was primarily due to higher legal and other professional fees, personnel costs and information technology expenses. For the years ended December 31, 2019 and 2018, the general and administrative expenses included $3.9 million and $4.6 million, respectively, of expenses related to stock compensation granted to employees and directors.

Link to Table of Contents

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Year ended December 31
	2019	2018
	($ in thousands)
Realized gains (losses)	$(14,150)	$(236,887)
Change in unrealized gains and losses	8,380	(32,597)
Investment related foreign exchange gains (losses)	20	938
Interest and dividend income, net of withholding taxes	16,059	35,468
Interest, dividend and other expenses	(4,798)	(17,987)
Income (loss) from equity method investment	700	(247)
Investment advisor compensation on joint venture	—	(11,221)
Net investment income (loss)	$6,211	$(262,533)
Income (loss) from investments in related party investment fund	$46,056	$(60,573)
Net investment related income (loss)	$52,267	$(323,106)

For the year ended December 31, 2019, the investment income, net of fees and expenses, represented a gain of 9.3% on the Investment Portfolio managed by DME Advisors, compared to a loss of 30.3% for the year ended December 31, 2018. The investment gain for the year ended December 31, 2019 was driven by SILP’s long portfolio, which reported an investment gain of 16.2%, while the short portfolio reported a loss of 5.3% for the year ended December 31, 2019. Additionally, macro positions reported a gain of 0.8%. The noteworthy contributors to the investment gains for the year ended December 31, 2019 were Brighthouse Financial (BHF), General Motors (GM) and Green Brick Partners (GRBK). The noteworthy detractors for the year ended December 31, 2019 were short positions in Amazon (AMZN), Netflix (NFLX) and a group of perceived overpriced momentum driven short equity positions (the “Bubble Basket”).

Net investment related income for the year ended December 31, 2019 included $14.4 million (2018: $3.7 million) of interest income on cash and cash equivalents posted for collateral to our cedents in the form of trusts and letters of credit.

For the year ended December 31, 2019, the investment income included management fees paid by SILP to DME Advisors of $4.9 million (2018: $3.1 million), and is netted in the caption, “Income (loss) from investments in related party investment fund” in the Company’s consolidated statements of operations.

The caption “Income (loss) from investments in related party investment fund” also includes performance compensation allocated from the Company’s investment in SILP to DME II. For the year ended December 31, 2019, the performance allocation of $5.0 million was deducted from the Company’s investment in SILP and allocated to DME II. No performance compensation was allocated during the year ended December 31, 2018 due to investment losses.

The performance compensation to DME II for subsequent years is reduced to 10% of net profits until all losses have been recouped and an additional amount equal to 150% of the loss is earned. As of December 31, 2019, the reduced performance allocation of 10% is expected to be applied to 168.6% of future net investment returns before reverting to 20%.

For the year ended December 31, 2019 net realized losses of $14.2 million were offset by a corresponding change in unrealized gains and losses. This reclassification resulted from the transfer of assets from the Joint Venture to SILP in January 2019. We expect our investment income (loss), including any change in the net asset value of the investment in SILP and any realized and unrealized gains (or losses), to fluctuate from period to period. The change in unrealized gains and losses for year ended December 31, 2019, also included a net increase in the valuation allowance provision of $6.0 million relating to notes receivable.

Link to Table of Contents

For the years ended December 31, 2019 and 2018, the gross investment returns on our investments managed by DME Advisors (excluding investment advisor performance allocation) were 10.2% and (30.3)%, respectively, and were composed of the following:

	Year ended December 31
	2019	2018
Long portfolio gains (losses)	16.2%	(14.4)%
Short portfolio gains (losses)	(5.3)%	(13.6)%
Macro gains (losses)	0.8%	(0.7)%
Other income and expenses [1]	(1.5)%	(1.6)%
Gross investment return	10.2%	(30.3)%
Net investment return [1]	9.3%	(30.3)%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporate both of these amounts.

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

Verdant is incorporated in Delaware and, therefore, is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the Internal Revenue Service. Verdant’s future taxable income is expected to be taxed at a rate of 21% (2018: 21%).

As of December 31, 2019, a gross deferred tax asset of $3.6 million (2018: $3.6 million) was included in other assets on the consolidated balance sheets. As of December 31, 2019, a deferred tax asset valuation allowance of $2.6 million was recorded by the Company. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides the ratios categorized as Property, Casualty and Other:

	Year ended December 31				Year ended December 31
	2019				2018
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	82.8%	81.4%	73.6%	80.3%	75.6%	75.5%	56.0%	71.6%
Acquisition cost ratio	18.6	23.7	31.9	24.2	24.0	26.2	40.1	28.6
Composite ratio	101.4%	105.1%	105.5%	104.5%	99.6%	101.7%	96.1%	100.2%
Underwriting expense ratio				2.4				2.6
Combined ratio				106.9%				102.8%

The loss ratios for property, casualty and other business can vary depending on the mix of the lines of business written. Additionally, the loss ratios within any line of business can vary significantly from period to period.

The combined ratio measures the total profitability of our underwriting operations. Given the nature of our underwriting strategy, our combined ratio may vary significantly from period to period.

Link to Table of Contents

Financial Condition

Total investments

The total investments reported in the consolidated balance sheets as of December 31, 2019, was $256.4 million, compared to $283.9 million as of December 31, 2018, a decrease of $27.5 million, or 9.7%. The decrease was primarily related to withdrawals from SILP for claim payments and to provide collateral to our ceding insurers. The decrease was partially offset by net investment income from our investment in SILP, transfer of equity securities from the Joint Venture to SILP and additional investments in insurtech companies as part of our innovations initiative during the year ended December 31, 2019.

As of December 31, 2019, 86.2% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 5.9% was composed of instruments valued based on observable inputs other than quoted prices (Level 2) and 2.2% was composed of instruments valued based on non-observable inputs (Level 3). As of December 31, 2019, 5.7% of SILP’s investments were private equity funds valued using the funds’ net asset values as a practical expedient.

During the year ended December 31, 2019, the Company took steps to reduce volatility of the invested assets and as a result, a portion of SILP’s equity portfolio was liquidated and a large proportion of its net assets are currently held in cash and short-term treasuries.
Restricted cash and cash equivalents

As of December 31, 2019, the restricted cash and cash equivalents are used for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash increased by $57.1 million, or 8.3%, from $685.0 million at December 31, 2018 to $742.1 million, as of December 31, 2019, primarily due to increased collateral provided to our ceding insurers. The increase was partially funded by withdrawals from SILP.

Reinsurance balances receivable

During the year ended December 31, 2019, reinsurance balances receivable decreased by $69.9 million, or 23.3%, to $230.4 million from $300.3 million, as of December 31, 2018. The decrease was primarily related to premiums receivable on a large motor contract that we did not renew during 2019 and as a result the premiums receivable decreased as premiums on the expiring contract were collected.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	December 31, 2019			December 31, 2018
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$48,350	$27,126	$75,476	$57,850	$30,977	$88,827
Casualty	152,049	204,574	356,623	133,881	221,212	355,093
Other	17,435	21,054	38,489	20,179	18,563	38,742
Total	$217,834	$252,754	$470,588	$211,910	$270,752	$482,662

During the year ended December 31, 2019, the total gross loss and loss adjustment expense reserves decreased by $12.1 million, or 2.5% to $470.6 million from $482.7 million as of December 31, 2018. See Note 7 of the accompanying consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and for a description of significant prior period loss developments.

During the year ended December 31, 2019, the total loss and loss adjustment expenses recoverable decreased by $16.2 million, or 37.0%, to $27.5 million from $43.7 million as of December 31, 2018. The decrease primarily related to losses recovered relating to retroceded private passenger automobile contracts that were not renewed during 2019. See Note 8 of the accompanying consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first-dollar exposure, may not contain aggregate limits.

Link to Table of Contents

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
As of January 1, 2020, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $91.9 million and $109.2 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2020:

	January 1, 2020
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$91,915	$99,232
Europe	44,962	46,797
Japan	38,757	41,568
Rest of the world	27,896	30,907
Maximum	91,915	109,155
Total Equity

Total equity reported on the consolidated balance sheet decreased by $0.6 million to $477.2 million as of December 31, 2019, compared to $477.8 million as of December 31, 2018. Retained earnings decreased primarily due to a net loss of $4.0 million reported for the year ended December 31, 2019. The non-controlling interest was eliminated as a result of the termination of the Joint Venture.

Liquidity and Capital Resources

General

Greenlight Capital Re is organized as a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of administrative and interest expense. All of our underwriting operations are conducted through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends, which are described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

As of December 31, 2019, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Link to Table of Contents

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of December 31, 2019, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of December 31, 2019, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our consolidated statements of operations for each reporting period.

For the years ended December 31, 2019 and 2018, the net cash provided by (used in) operating activities was $1.6 million and $(59.3) million, respectively. The net cash primarily provided by (used for) our underwriting activities (which excludes investment related expenses) was $(9.6) million and $(65.6) million for the years ended December 31, 2019 and 2018, respectively. Generally, if the premiums collected exceed claim payments within a given period, we would generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the year ended December 31, 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the year ended December 31, 2019, our net withdrawals from SILP generated cash of $78.3 million which was used to post collateral to our cedents and to pay losses. By comparison, for the same period in 2018 our investing activities used cash of $845.3 million.

As of December 31, 2019, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, if necessary. As of December 31, 2019, we expect to fund our operations for the next twelve months from operating cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of December 31, 2019, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of December 31, 2019, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2019, we had one (2018: two) letter of credit facility available with an aggregate capacity of $400.0 million (2018: $414.9 million). See Note 15 of the accompanying consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of December 31, 2019, the aggregate amount of collateral provided to cedents under such arrangements was $733.2 million (2018: $671.6 million). As of December 31, 2019, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $742.1 million (2018: $685.0 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited

Link to Table of Contents

from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of December 31, 2019.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the year ended December 31, 2019.

On May 2, 2019, the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2019, no Class A ordinary shares were repurchased by the Company. As of March 6, 2020, 2.5 million shares remained available for repurchase under the share repurchase plan.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of December 31, 2019, there were 555,805 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of December 31, 2019 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$679	$124	$—	$—	$803
Interest and convertible note payable (2)	4,000	112,000	—	—	116,000
Loan facility (3)	350	—	—	—	350
Advisory fee (4)	2,000	—	—	—	2,000
Loss and loss adjustment expense reserves (5)	242,823	125,176	48,000	54,589	470,588
	$249,852	$237,300	$48,000	$54,589	$589,741
(1)    Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)  Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, as well as the payment of principal upon maturity on August 1, 2023.

(3)
As of December 31, 2019, we had an outstanding commitment to fund $0.4 million under a $6.0 million loan facility (See Note 4 of the accompanying consolidated financial statements). For purposes of the above table, we have assumed that the entire commitment will be made within one year.

(4)	Reflects our minimum contractual obligation pursuant to an advisory agreement.
(5)    Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re had entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and the Company has agreed to extend the lease until December 31, 2020. The remaining obligations relating to the monthly lease are included in the above table in the caption “Operating lease obligation.”

Link to Table of Contents

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent ten-year term. GRIL has the option to terminate the lease agreement in 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 10 to the accompanying consolidated financial statements.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the year ended December 31, 2019 and 2018, management fees paid by SILP to DME Advisors were $4.9 million and $3.1 million, respectively. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the year ended December 31, 2019, a performance allocation of $5.0 million was netted against income in the caption “Investment in related party investment fund” in the Company’s consolidated statement of operations. No performance allocation was recorded for the year ended December 31, 2018 due to the investment loss.

The Company has entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2020, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

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

Our related party transactions are presented in Note 9 to the accompanying consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. Other than our investments in SILP and AccuRisk Holdings LLC (see Notes 3 and 4 of the accompanying consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established for the purpose of facilitating off-balance sheet arrangements.

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

Equity Price Risk
As of December 31, 2019, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of December 31, 2019, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $9.8 million, or 1.8%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency loss reserves (case reserves and IBNR) are in excess of (or less than) the corresponding foreign currency cash balances and there is an increase (or decrease) in the exchange rate of that foreign currency. As of December 31, 2019, we held GBP currency valued at $5.3 million while our exposure to GBP denominated loss reserves (net of funds withheld by cedents) was $1.2 million. As of December 31, 2019, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.5 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated $0.5 million foreign exchange loss.

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

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of December 31, 2019, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of December 31, 2019, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

Link to Table of Contents

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our Investment Portfolio as of December 31, 2019:

	100 basis point increase in interest rates	100 basis point decrease in interest rates
	Change in fair value	Change in fair value
	($ in thousands)
Interest rate swaps	3,039	(3,039)
Net exposure to interest rate risk	$3,039	$(3,039)

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under our reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We monitor the financial strength of our counterparties and assess the collectability of these balances on a regular basis. We obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate this credit risk.

In addition, the securities, commodities, and cash in SILP’s investment portfolio are held with several prime brokers and derivative counterparties, subjecting SILP, and indirectly us, to significant concentration of credit risk. While we have no direct control over SILP, DME Advisors regularly monitors the concentration of credit risk with each counterparty and, if appropriate, transfers cash or securities between counterparties or requests collateral to diversify and mitigate this credit risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Link to Table of Contents

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

As and when allowed by the applicable law and regulations, our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite facultative reinsurance on a global basis to non-U.S. insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our reinsurance contracts cover global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran.

For the year ended December 31, 2019, we are not aware of any additional premium with respect to underwriting reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these reinsurance activities, we believe that the premiums associated with such business would be immaterial.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

Link to Table of Contents

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

Link to Table of Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

ITEM 16. 10-K Summary

None

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

4.4	Description of Registrant’s Securities
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

10.13	Letter of Understanding, dated June 10, 2010, between Greenlight Reinsurance, Ltd. and Citibank, N.A (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2010)
10.14
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010)

10.15
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010)

10.16
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010)

Link to Table of Contents

10.17 (1)
Amended and Restated Employment Agreement, dated July 26, 2012, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Barton Hedges (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on July 30, 2012)

10.18 (1)
Employment Agreement, dated August 15, 2006, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Brendan Barry (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on February 21, 2012)

10.19 (1)
Employment Agreement, dated July 31, 2014, by and among Greenlight Reinsurance, Ltd. and James McNichols (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 3, 2014)

10.20
Letter Agreement between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Ltd., DME Advisors, LLC and DME Advisors, LP., dated June 17, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 3, 2015)

10.21
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

10.22
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

10.23
Deed of Settlement and Release dated December 15, 2016, among Barton Hedges, Greenlight Capital Re, Ltd., and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on December 19, 2016).

10.24
Consulting agreement dated December 16, 2016, among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Leonard Goldberg (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on December 19, 2016).

10.25 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton dated July 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2017).

10.26 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Michael Belfatti dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2017)

10.27 (1)
Employment Agreement by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien dated February 16, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on Feb 20, 2018)

10.28 (1)
Amendment to Employment Agreement by and between Greenlight Reinsurance, Ltd. and Brendan Barry, dated as of March 15, 2018 and effective as of January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2018)

10.29
Amendment No. 1 to Shareholders’ Agreement, dated June 29, 2018, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2018).

10.30
Deed of Settlement and Release, dated July 19, 2018, among Michael Belfatti, Greenlight Capital Re, Ltd and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 20, 2018)

10.31
Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 4, 2018)

10.32
Investment Advisory Agreement among DME Advisors, LP, and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 4, 2018)

10.33
Participation Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, DME Advisors II, LLC and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on September 4, 2018)

10.34
Termination Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd., DME Advisors, LLC and DME Advisors, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on September 4, 2018)

Link to Table of Contents

10.35 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan dated December 3, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 7, 2018)

10.36
Collateral Assets Investment Management Agreement among DME Advisors, LP, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland DAC dated January 1, 2019 (incorporated by reference to Exhibit 10.49 of the Company’s Form 10-K filed on February 27, 2019)

10.37 (1)	Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated July 6, 2017 (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K filed on February 27, 2019)
10.38 (1)
Stock Option Agreements by and between Greenlight Capital Re, Ltd. and Leonard Goldberg dated April 3, 2017 and August 1, 2017 (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K filed on February 27, 2019)

10.39 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated March 15, 2018 (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K filed on February 27, 2019).

10.40 (1)
Employment Agreement among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso dated October 1, 2017, as amended February 18, 2019 (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K filed on February 27, 2019)

10.41
Amendment No.1 to the Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland, Designated Activity Company, dated Feb 26, 2019, effective as of September 1, 2018 (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed on February 27, 2019)

10.42 (1)
Restricted Stock Unit Award Agreement by and between Greenlight Capital Re, Ltd. and Patrick O’Brien dated March 15, 2018 (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on February 27, 2019)

10.43 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton, dated March 15, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2019)

10.44 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
10.45
Letter agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors, LP, effective June 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 5, 2019).

10.46 (1)
Second Amendment to Employment Agreement, dated as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2019).

10.47 (1)
Amendment to Employment Agreement, dated as of September 2, 2019, by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 3, 2019).

10.48 (1)
Bonus Agreement, dated as of September 22, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 23, 2019).

10.49 (1)
Restricted Stock Award Agreement, effective as of September 22, 2019 by and between Greenlight Capital Re, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 23, 2019).

10.50
Amended and Restated Letter Agreement, dated as of December 27, 2019, by and among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company,  and Solasglas Investments, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2019).

10.51 (1)	Greenlight Capital Re, Ltd. Bonus Plan.
10.52 (1)	Greenlight Capital Re, Ltd. Form of Bonus Plan Bonus Agreement.
10.53 (1)	Amendment to Employment Agreement, entered into as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan
10.54 (1)	Employment Offer, dated March 23, 2009, by and between Greenlight Reinsurance, Ltd. and Tom Curnock.
10.55 (1)	Amendment to Employment Offer entered into as of October 31, 2018 by and between Greenlight Reinsurance, Ltd. and Tom Curnock.
10.56 (1)	Second Amendment to Employment Offer entered into September 10, 2019, by and between Greenlight Reinsurance, Ltd. and Tom Curnock.

Link to Table of Contents

21.1	Subsidiaries of the registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of Ernst & Young Ltd.
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2019.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.
*
Exhibit 99.1 is being filed to provide audited financial statements and the related footnotes of Solasglas Investments, LP in accordance with SEC rule 3-09 of Regulation S-X. The management of Solasglas Investments, LP is solely responsible for the form and content of the Solasglas Investments LP financial statements. The Registrant has no responsibility for the form or content of the Solasglas Investments, LP financial statements since it does not control Solasglas Investments, LP.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Simon Burton
Simon Burton Chief Executive Officer
March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
March 9, 2020	March 9, 2020

/s/ FRANK D. LACKNER	/s/ ALAN BROOKS
Frank D. Lackner Director	Alan Brooks Director
March 9, 2020	March 9, 2020

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
March 9, 2020	March 9, 2020

/s/ TIM COURTIS	/s/ BRYAN MURPHY
Tim Courtis Chief Financial Officer (principal financial and accounting officer)	Bryan Murphy Director
March 9, 2020	March 9, 2020

/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
March 9, 2020

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands
Opinion on Internal Control over Financial Reporting
We have audited Greenlight Capital Re, Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules and our report dated March 9, 2020 expressed an unqualified opinion thereon.
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
March 9, 2020

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2020 expressed an unqualified opinion thereon.
We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company as of December 31, 2019 and 2018 and for the year ended December 31, 2019 and the period from September 1, 2018 (commencement of operations) to December 31, 2018.The Company’s investment in Solasglas Investments, LP as of December 31, 2019 and 2018 was $240.1 million and $235.6 million, respectively, and its equity in net income (loss) of Solasglas Investment, LP was $46.1 million and $(60.6) million for the year ended December 31, 2019 and the period from September 1, 2018 (commencement of operations) to December 31, 2018, respectively. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP is based solely on the report of the other auditors.
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
March 9, 2020

Link to Table of Contents

Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the statement of assets, liabilities and partners’ capital of Solasglas Investments, LP (an equity method investee of Greenlight Capital Re, Ltd.) (the “Partnership”), including the condensed schedule of investments, as of December 31, 2019 and 2018, and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2019 and for the period from September 1, 2018 (commencement of operations) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations, changes in its partners’ capital and its cash flows for the year ended December 31, 2019 and the period from September 1, 2018 (commencement of operations) to December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.
We have served as the Partnership’s auditor since 2018.
Grand Cayman, Cayman Islands
March 9, 2020

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2019	2018
Assets
Investments
Investment in related party investment fund	$240,056	$235,612
Equity securities, trading, at fair value	—	36,908
Other investments	16,384	11,408
Total investments	256,440	283,928
Cash and cash equivalents	25,813	18,215
Restricted cash and cash equivalents	742,093	685,016
Reinsurance balances receivable	230,384	300,251
Loss and loss adjustment expenses recoverable	27,531	43,705
Deferred acquisition costs	49,665	49,929
Unearned premiums ceded	901	24,981
Notes receivable (net of valuation allowance)	20,202	26,861
Other assets	2,164	2,559
Total assets	$1,355,193	$1,435,445
Liabilities and equity
Liabilities
Due to related party investment fund	$—	$9,642
Loss and loss adjustment expense reserves	470,588	482,662
Unearned premium reserves	179,460	211,789
Reinsurance balances payable	122,665	139,218
Funds withheld	4,958	16,418
Other liabilities	6,825	5,067
Convertible senior notes payable	93,514	91,185
Total liabilities	878,010	955,981

Redeemable non-controlling interest in related party joint venture	—	1,692

Equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,739,395 (2018: 30,130,214): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2018: 6,254,715))	3,699	3,638
Additional paid-in capital	503,547	499,726
Retained earnings (deficit)	(30,063)	(26,077)
Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	477,183	477,287
Non-controlling interest in related party joint venture	—	485
Total equity	477,183	477,772
Total liabilities, redeemable non-controlling interest and equity	$1,355,193	$1,435,445

  The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2019, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2019	2018	2017
Revenues
Gross premiums written	$523,977	$567,531	$692,651
Gross premiums ceded	(48,667)	(102,788)	(56,587)
Net premiums written	475,310	464,743	636,064
Change in net unearned premium reserves	8,270	43,620	(10,060)
Net premiums earned	483,580	508,363	626,004
Income (loss) from investment in related party investment fund [net of related party expenses of $9,874, $3,100 and $0, respectively]	46,056	(60,573)	—
Net investment income (loss) [net of related party expenses of $0, $11,221 and $19,863, respectively]	6,211	(262,533)	20,231
Other income (expense), net	2,306	(2,228)	(560)
Total revenues	538,153	183,029	645,675
Expenses
Net loss and loss adjustment expenses incurred	388,487	363,873	502,404
Acquisition costs	117,084	145,475	161,740
General and administrative expenses	29,822	25,173	26,356
Interest expense	6,263	2,505	—
Total expenses	541,656	537,026	690,500
Income (loss) before income tax	(3,503)	(353,997)	(44,825)
Income tax (expense) benefit	(483)	(332)	451
Net income (loss)	(3,986)	(354,329)	(44,374)
Loss (income) attributable to non-controlling interest in related party joint venture	—	4,275	(578)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(3,986)	$(350,054)	$(44,952)
Earnings (loss) per share
Basic	$(0.11)	$(9.74)	$(1.21)
Diluted	$(0.11)	$(9.74)	$(1.21)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,079,419	35,951,659	37,002,260
Diluted	36,079,419	35,951,659	37,002,260

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2019, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2016	$3,737	$500,337	$370,168	$874,242	$11,561	$885,803
Issue of Class A ordinary shares, net of forfeitures	13	—	—	13	—	13
Repurchase of Class A ordinary shares	(14)	(1,861)	(944)	(2,819)	—	(2,819)
Share-based compensation expense, net of forfeitures	—	4,840	—	4,840	—	4,840
Change in non-controlling interest in related party joint venture	—	—	—	—	1,372	1,372
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(44,952)	(44,952)	—	(44,952)
Balance at December 31, 2017	$3,736	$503,316	$324,272	$831,324	$12,933	$844,257
Issue of Class A ordinary shares, net of forfeitures	20	—	—	20	—	20
Repurchase of Class A ordinary shares	(118)	(16,090)	(295)	(16,503)	—	(16,503)
Share-based compensation expense	—	4,604	—	4,604	—	4,604
Issuance of convertible notes	—	7,896	—	7,896	—	7,896
Change in non-controlling interest in related party joint venture	—	—	—	—	(12,448)	(12,448)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(350,054)	(350,054)	—	(350,054)
Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772
Issue of Class A ordinary shares, net of forfeitures	61	—	—	61	—	61
Share-based compensation expense	—	3,821	—	3,821	—	3,821
Change in non-controlling interest in related party joint venture	—	—	—	—	(485)	(485)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	—	—	(3,986)	(3,986)	—	(3,986)
Balance at December 31, 2019	$3,699	$503,547	$(30,063)	$477,183	$—	$477,183

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2019	2018	2017
Cash provided by (used in) operating activities
Net income (loss)	$(3,986)	$(354,329)	$(44,374)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(46,056)	60,573	—
Loss (income) from equity accounted investment	(700)	247	—
Net change in unrealized gains and losses on investments, financial contracts and notes receivable	(8,380)	32,597	41,444
Net realized (gains) losses on investments and financial contracts	14,150	236,887	(87,618)
Foreign exchange (gains) losses on investments	270	186	5,292
Share-based compensation expense	3,882	4,624	4,853
Amortization and interest expense	2,329	2,505	—
Depreciation expense	21	260	368
Net change in
Reinsurance balances receivable	69,867	1,511	(82,636)
Loss and loss adjustment expenses recoverable	16,174	(14,246)	(26,755)
Deferred acquisition costs	264	12,421	(1,328)
Unearned premiums ceded	24,080	139	(22,743)
Other assets	374	411	705
Loss and loss adjustment expense reserves	(12,074)	18,282	157,739
Unearned premium reserves	(32,329)	(44,029)	33,291
Reinsurance balances payable	(16,553)	(4,840)	102,643
Funds withheld	(11,460)	(7,161)	17,652
Other liabilities	1,758	(5,346)	(4,114)
Net cash provided by (used in) operating activities	1,631	(59,308)	94,419
Investing activities
Proceeds from redemptions from related party investment fund	114,077	96,635	—
Contributions to related party investment fund	(35,792)	(268,317)	—
Purchases of investments	(4,702)	(402,244)	(1,120,549)
Sales of investments	—	1,002,374	1,036,665
Payments for financial contracts	—	(129,907)	(24,714)
Proceeds from financial contracts	—	44,596	82,789
Securities sold, not yet purchased	—	340,693	1,120,506
Dispositions of securities sold, not yet purchased	—	(844,379)	(1,253,176)
Change in due to related party investment fund	(9,642)	—	—
Change in due to prime brokers and other financial institutions	—	(672,700)	352,870
Net change in notes receivable	671	1,636	5,237
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	(1,278)	(13,650)	2,079
Net cash provided by (used in) investing activities	63,334	(845,263)	201,707
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	—	96,576	—
Repurchase of Class A ordinary shares	—	(16,503)	(2,819)
Net cash provided by (used in) financing activities	—	80,073	(2,819)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(290)	(3,369)	(4,718)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,675	(827,867)	288,589
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	703,231	1,531,098	1,242,509
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$767,906	$703,231	$1,531,098
Supplementary information
Interest paid in cash	$3,933	$11,088	$10,062
Income tax paid in cash	—	4	—
Non-cash transfer of investments (Note 3)	36,673	125,008	—
Non-cash addition of right-of-use asset	323	—	—
The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017

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

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL, Verdant and for periods prior to January 2, 2019, the Joint Venture. All significant intercompany transactions and balances have been eliminated on consolidation.

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

Link to Table of Contents

Restricted Cash and Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Notes 6 and 15). The amount of cash encumbered varies depending on the collateral required by those cedents. Prior to the termination of the Joint Venture on January 2, 2019, the Company maintained cash in segregated accounts with prime brokers and derivative counterparties.

The following table reconciles the cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total presented in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
	($ in thousands)
Cash and cash equivalents	$25,813	$18,215
Restricted cash and cash equivalents	742,093	685,016
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$767,906	$703,231

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

Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes and brokerage expenses. Acquisition costs incurred on reinsurance assumed are shown net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to

Link to Table of Contents

eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no significant premium deficiency adjustments recognized during the periods presented herein.

Policy acquisition costs also include profit commissions, which are recognized on a basis consistent with our estimate of losses and loss expenses. As of December 31, 2019, $1.2 million (2018: $8.5 million) of profit commission reserves were included in the caption “Reinsurance balances payable” in the Company’s consolidated balance sheets. For the year ended December 31, 2019, $6.7 million, (2018: $18.2 million, 2017: $2.0 million) of net profit commission expense was included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

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
●
reserves for estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer (“IBNR”), including unknown future developments on loss and loss adjustment expenses which are known to the insurer or reinsurer.

These reserve estimates are based on the Company’s own actuarial estimates derived from reports received from ceding companies, industry data and historical experience. These estimates are reviewed by the Company’s reserving committee at least quarterly and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Loss and loss adjustment expenses recoverable represent the amounts due from retrocessionaires for unpaid loss and loss adjustment expenses on retrocession agreements. Ceded IBNR recoverable is estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may ultimately be unable to recover the loss and loss adjustment expense recoverable amounts due to the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance expenses recoverable when recovery is no longer probable.

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

For all non-natural peril business, initial reserves for each individual contract are determined on the basis of a combination of: (i) the pricing analysis of the expected loss ratio performed prior to the contract being bound; (ii) the underwriter’s detailed knowledge of the cedent, its operations and future business plans; and (iii) the professional judgment and recommendation of the Chief Actuary. In the pricing analysis, the Company utilizes information both from the individual client and from industry data. This information typically includes, but is not limited to, data related to premiums, losses, exposure, business mix, industry performance and associated trends covering as much history as deemed appropriate. The level of detail within the data obtained varies greatly depending on the underlying contract, line of business, client and/or coverage provided. In all cases, the Company requests each client to provide data for each reporting period, which, depending on the contract, could be on a monthly or quarterly basis. The exact data reporting requirements are specified in the terms and conditions of each contract. Where practical, historical reserving data that is received from a client is compared to publicly available financial statements of the client to identify, confirm and monitor the accuracy and completeness of the data.

Link to Table of Contents

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. There may be a lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Client reports have pre-determined due dates (for example, fifteen days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event. Once the updated information is received, the Company uses a variety of standard actuarial methods for its analysis each quarter. Such methods may include the following:

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

The Company’s gross aggregate reserves are the sum of the point estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves. Each quarter, the Company’s reserving committee, which is led by the Chief Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s reserving department. The reserving committee reviews, discusses and puts forward a loss reserve recommendation for the Audit Committee’s approval.

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

Link to Table of Contents

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

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2019 and 2018, we did not have a significant backlog in our claims processing.

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves during the year ended December 31, 2019.

 Notes Receivable

Notes receivable represent promissory notes receivable from third parties. These notes are recorded at cost plus accrued interest, if any, net of any valuation allowance. Interest income, change in valuation allowance and realized gains or losses on the sale of notes receivable are included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

The Company regularly reviews all notes receivable individually for impairment and records valuation allowance provisions for uncollectible and non-performing notes. When there is uncertainty as to the collection of interest contractually due, the Company places the note on non-accrual status. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectability of the remaining recorded value of the notes placed on non-accrual status, any payments received are applied to reduce the recorded value of the notes.

The following table provides a roll-forward of the Company’s provision for valuation allowance:

	Year ended December 31
	2019	2018	2017
	($ in thousands)
Balance at beginning of period	$9,012	$9,012	$9,012
Net increase (decrease) in provision	5,988	—	—
Balance at end of period	$15,000	$9,012	$9,012

During the year ended December 31, 2019, the Company increased the valuation allowance for notes receivable by $6.0 million based on management’s assessment of the counterparties’ credit risk, historical experience, the estimated value of any underlying collateral and other relevant factors.

At December 31, 2019, certain notes receivable that were on non-accrual status, had a carrying value (net of valuation allowance) of $0.0 million (2018: $9.8 million).

At December 31, 2019 and 2018, $0.1 million and $0.2 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s consolidated balance sheets. Management has assessed the carrying values of the notes receivable, net of valuation allowance,at December 31, 2019 and 2018, to be fully collectible.

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At December 31, 2019, deposit assets and deposit liabilities were $5.2 million and $56.9 million, respectively (2018: $11.9 million and $52.9 million, respectively). For the year ended December 31, 2019, 2018 and 2017, the interest income (expense) on deposit accounted contracts was as follows:

Link to Table of Contents

	Year ended December 31
	2019	2018	2017
	($ in thousands)
Deposit interest income	$3,316	$1,224	$205
Deposit interest expense	(543)	(1,510)	(555)
Deposit interest income (expense), net	$2,773	$(286)	$(350)

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

For securities classified as “trading securities” and “other investments,” any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

Interest income and interest expense are recorded on an accrual basis. Prior to the liquidation of the Joint Venture, dividend income and expense were recorded on the ex-dividend date. “Ex-dividend” indicates that the quoted price of a share of stock excludes the value of a declared dividend. Investors purchasing shares between the declaration and ex-dividend dates are entitled to receive the dividend, whereas investors purchasing shares on or after the ex-dividend date are not entitled to the dividend.

Link to Table of Contents

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

For share purchase options issued under the employee stock incentive plan, the compensation cost is calculated and recognized over the vesting periods on a graded vesting basis (see Note 11).

Convertible Notes

The Company has determined that the senior convertible notes’ cash conversion option represents an embedded derivative, which has therefore been bifurcated from the underlying contract for financial reporting purposes. For the debt component, the Company recorded a liability equivalent to the present value of comparable debt without the conversion features at the time of issuance. The remainder of the proceeds, which represented the embedded derivative, were included in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets.
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

Link to Table of Contents

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

Earnings (Loss) Per Share

The Company’s unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered “participating securities” for the purposes of calculating earnings (loss) per share. Basic earnings per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following:

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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31
	2019	2018	2017
Weighted average shares outstanding - basic	36,079,419	35,951,659	37,002,260
Effect of dilutive employee and director share-based awards	—	—	—
Weighted average shares outstanding - diluted	36,079,419	35,951,659	37,002,260
Anti-dilutive stock options outstanding	875,627	935,627	358,741
Participating securities excluded from calculation of loss per share	936,669	432,457	331,510

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

Link to Table of Contents

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
Adoption of Leases (Topic 842) resulted in the recognition of operating lease right-of-use asset and corresponding lease liability of $0.3 million which were included in the Company’s condensed consolidated balance sheets under the captions “Other Assets” and “Other Liabilities,” respectively, as of December 31, 2019.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). As compared to current GAAP, which delays the recognition of credit losses until it is probable a loss has been incurred, ASU 2016-13 broadens the information that must be considered in the development of an expected credit loss estimate. Under ASU 2016-13, past events, current conditions, and reasonable and supportable forecasts are all considered in the development of this estimate. ASU 2016-13 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019.

The financial assets included in the captions “Reinsurance balances receivable,” “Notes Receivable,” and “Loss and loss adjustment expenses recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and are therefore affected by ASU 2016-13. The Company is currently finalizing its assessment of the impact of this guidance as it relates to these balances; however, any consequent adjustments to these balances are not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

Effective September 1, 2018, Greenlight Re and GRIL entered into the SILP LPA with DME II. In accordance with the SILP LPA, DME II serves as the general partner of SILP. On September 1, 2018, SILP entered into a SILP investment advisory

Link to Table of Contents

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

The Company has concluded that SILP qualifies as a variable interest entity (“VIE”) under U.S. GAAP. In assessing its interest in SILP, the Company noted the following:

•
DME II serves as SILP’s general partner and has the power of appointing the investment manager. The Company does not have the power to appoint, change or replace the investment manager or the general partner except “for cause.” Neither of the GLRE Limited Partners can participate in the investment decisions of SILP as long as SILP adheres to the investment guidelines provided within the SILP LPA. For these reasons, the GLRE Limited Partners are not considered to have substantive participating rights or kick-out rights.

•
DME II holds an interest in excess of 10% of SILP’s net assets which the Company considers to represent an obligation to absorb losses and a right to receive benefits of SILP that are significant to SILP.

Consequently, the Company has concluded that DME II’s interests, and not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company’s investment in SILP is presented in the Company’s consolidated balance sheets in the caption “Investment in related party investment fund.”

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

During the year ended December 31, 2019, SILP’s investment portfolio was de-risked in order to reduce the Company’s investment volatility in the near-term. As a result, a large proportion of the Company’s investment assets in SILP was held in cash and short-term treasuries as of December 31, 2019.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of December 31, 2019, the net asset value of the GLRE Limited Partners’ investment in SILP was $240.1 million (2018: $235.6 million), representing 81.0% (2018: 84.9%) of SILP’s total net assets. The remaining 19.0% (2018: 15.1%) of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of December 31, 2019, the majority of SILP’s long investments are composed of cash, short-term U.S. treasuries and publicly-traded equity securities, which can be readily liquidated to meet any GLRE Limited Partner’s redemption requests. The Company’s share of the change in the net asset value of SILP for the year ended December 31, 2019 and the period from September 1, 2018 (commencement of operations) to December 31, 2018 was $46.1 million and $(60.6) million, respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s consolidated statements of operations.

During the first quarter of 2019, the Company transferred the rights to $36.7 million of remaining net investments from Greenlight Re and GRIL’s Joint Venture investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gain or loss.

As of December 31, 2019, the Company’s investments in SILP was in excess of 10% of the Company’s total shareholders’ equity, with fair value of $240.1 million (2018: $235.6 million), representing 50.3% (2018: 49.3%), of total shareholders’ equity.

Link to Table of Contents

The Company has determined that for its fiscal year ended December 31, 2019, the Company’s investment in SILP met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for SILP have been attached as an exhibit (Exhibit 99.1) to this Form 10-K. The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	December 31, 2019	December 31, 2018
	($ in thousands)
Assets
Investments, at fair value	$162,928	$401,318
Derivative contracts, at fair value	6,324	63,143
Due from brokers	68,060	77,821
Cash and cash equivalents	111,046	13,200
Interest and dividends receivable	47	2,358
Total assets	348,405	557,840

Liabilities and partners’ capital
Liabilities
Investments sold, not yet purchased, at fair value	(47,834)	(198,728)
Notes Payable	—	(30,000)
Derivative contracts, at fair value	(2,054)	(26,344)
Due to brokers	(1,180)	(23,951)
Interest and dividends payable	(828)	(1,238)
Other liabilities	(101)	(169)
Total liabilities	(51,997)	(280,430)

Net Assets	$296,408	$277,410

GLRE Limited Partners’ share of Net Assets	$240,056	$235,612

Link to Table of Contents

Summarized Statement of Operations of Solasglas Investments, LP

	Year ended December 31, 2019	From September 1, 2018 (commencement of operations) to December 31, 2018
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$3,179	$2,160
Interest income	3,884	1,868
Total Investment income	7,063	4,028

Expenses
Management fee	(4,893)	(3,100)
Interest	(2,408)	(2,627)
Dividends	(1,670)	(1,608)
Professional fees and other	(1,141)	(483)
Total expenses	(10,112)	(7,818)
Net investment income (loss)	(3,049)	(3,790)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	34,539	(80,996)
Net change in unrealized appreciation (depreciation)	28,515	14,789
Net gain (loss) on investment transactions	63,054	(66,207)

Net income (loss)	$60,005	$(69,997)

GLRE Limited Partners’ share of net income (loss) (1)	$46,056	$(60,573)

1 Net of management fees of $4.9 million and $3.1 million for year ended December 31, 2019 and the period from September 1, 2018 (inception) to December 31, 2018 respectively, and net of accrued performance allocation of $5.0 million and nil for the year ended December 31, 2019 and the period from inception to December 31, 2018, respectively. See Note 14 for further details.

4.     FINANCIAL INSTRUMENTS

Prior to the termination of the Joint Venture, the Company, via the Joint Venture, purchased and sold various financial instruments, including listed and unlisted equities, corporate and sovereign debt, commodities, futures, put and call options, currency forwards, other derivatives and similar instruments sold, not yet purchased. These instruments were transferred to SILP as part of the LP Transaction. See Note 3 for further details.

Purchases and sales of investments are disclosed in the Company’s consolidated statements of cash flows. The following table summarizes the change in unrealized gains and losses and the realized gains and losses on financial instruments included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31
	2019	2018	2017
	($ in thousands)
Gross realized gains	$—	$303,674	$267,904
Gross realized losses	(14,150)	(540,561)	(180,286)
Net realized gains (losses)	$(14,150)	$(236,887)	$87,618
Change in unrealized gains and losses	$8,380	$(32,597)	$(41,444)

Link to Table of Contents

Investments

Equity securities, trading

At December 31, 2019, the Company held no equity securities.

At December 31, 2018, the following long positions were included in the caption “Equity securities, trading”:

	Cost	Unrealized gains	Unrealized losses	Fair value
	($ in thousands)
Equities – listed	$50,521	$1,015	$(14,628)	$36,908
Total equity securities	$50,521	$1,015	$(14,628)	$36,908

Other Investments

“Other investments” include private securities and investments accounted for under the equity method which are not significant to present separately on the balance sheet.

At December 31, 2019, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$10,420	$265	$(4)	$10,681
Investment accounted for under the equity method	—	—	—	5,703
Total other investments				$16,384

At December 31, 2018, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equity funds	$6,672	$—	$(267)	$6,405
Investment accounted for under the equity method	—	—	—	5,003
Total other investments				$11,408

Private and unlisted equity funds include private equity securities that did not have readily determinable fair values and the Company applied the measurement alternative under ASU 2016-01 and ASU 2018-03. The carrying values of the private equity securities are determined based on the original cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At December 31, 2019 the carrying value of the private equity securities without readily determinable fair value was $10.7 million (December 31, 2018: $6.4 million). The carrying value of these private equity securities included an upward adjustment of $0.2 million based on an observable price change during the year ended December 31, 2019. There were no other significant upward or downward adjustments to the carrying values of the private equity securities for the year ended December 31, 2019.
 At December 31, 2019, the Company held a 58% interest in AccuRisk Holdings LLC (“AccuRisk”) and had provided a $6.0 million credit facility to AccuRisk. The Company’s involvement in AccuRisk includes providing capital and funding for AccuRisk’s expansion plans and providing reinsurance to business produced by AccuRisk. The Company has determined that AccuRisk is a VIE, of which the Company is not the primary beneficiary. The Company has accounted for its investment in AccuRisk under the equity method and included it in the caption “Other Investments” in the Company’s consolidated balance

Link to Table of Contents

sheets. The carrying value of AccuRisk is adjusted based on the Company’s share of ownership, including its share of the income (loss) reported in quarterly management accounts by AccuRisk. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment in AccuRisk plus any loans outstanding to AccuRisk (see Note 15). For the year ended December 31, 2019, the Company’s share of AccuRisk’s net income (loss) was $0.7 million (2018: $(0.2) million) which was included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

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

As of December 31, 2019, the Company did not carry any investments at fair value that were assigned a Level within the fair value hierarchy.

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

The Company’s ”Investment in related party investment fund” is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy (See Note 3 for further details).

The carrying value of investments accounted for under the equity method is based on the Company's share of the investees’ net assets.

Link to Table of Contents

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2019
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$—	$664	$664
Sales	—	(664)	(664)
Total realized and unrealized gains (losses) and amortization included in earnings, net	—	—	—
Transfers out of Level 3	—	—	—
Ending balance	$—	$—	$—

During the year ended December 31, 2019, the sales of private and unlisted equities measured at fair value using Level 3 inputs were the result of the LP Transaction. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2019.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2018
	Assets
	Debt instruments	Private and unlisted equity securities	Total
	($ in thousands)
Beginning balance	$880	$6,108	$6,988
Sales	$(916)	$(1,890)	$(2,806)
Total realized and unrealized gains (losses) and amortization included in earnings, net	$36	$(304)	$(268)
Transfers out of Level 3	$—	$(3,250)	$(3,250)
Ending balance	$—	$664	$664

During the year ended December 31, 2018, the sales of debt instruments and private and unlisted equities measured at fair value using Level 3 inputs were the result of the LP Transaction. For the year ended December 31, 2018 the private and unlisted equity securities without readily determinable fair values, for which measurement alternative is applied, were transferred out of Level 3 fair value hierarchy. There were no other transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2018.

Financial Instruments Disclosed, But Not Carried, at Fair Value

The captions “Notes receivable (net of valuation allowance)” and “Convertible senior notes payable” are composed of financial instruments that are carried at amortized cost. The carry values of these financial instruments approximate their fair values, which the Company has determined on the basis of Level 2 inputs for its convertible senior notes payable, and Level 3 inputs for its notes receivable.

Link to Table of Contents

5.     CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents as of December 31, 2019 and 2018 were composed of the following:

	December 31, 2019	December 31, 2018
	($ in thousands)
Cash at banks	$25,813	$7,295
Cash held with brokers	—	10,920
Total cash and cash equivalents	$25,813	$18,215

Due to the short term nature of cash and cash equivalents, the above noted carrying values approximate their fair value. Cash at banks include cash held at non-U.S. financial institutions which are not insured by the FDIC or any other deposit insurance programs.

6.     RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents include amounts held by the Company but pledged as security to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Note 15). As of December 31, 2019 and 2018, the restricted cash and cash equivalents were composed of the following:

	December 31, 2019	December 31, 2018
	($ in thousands)
Cash held as collateral in trust accounts	$528,686	$463,361
Cash collateral relating to letters of credit issued	213,407	221,655
Total restricted cash and cash equivalents	$742,093	$685,016

7.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the year ended December 31, 2019.

At December 31, 2019 and 2018, loss and loss adjustment expense reserves were composed of the following:

	2019	2018
	($ in thousands)
Case reserves	$217,834	$211,910
IBNR	252,754	270,752
Total	$470,588	$482,662

Link to Table of Contents

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the years ended December 31, 2019, 2018 and 2017 is as follows:

Consolidated	2019	2018	2017
	($ in thousands)
Gross balance at January 1	$482,662	$464,380	$306,641
Less: Losses recoverable	(43,705)	(29,459)	(2,704)
Net balance at January 1	438,957	434,921	303,937
Incurred losses related to:
Current year	357,237	363,871	466,247
Prior years	31,250	2	36,157
Total incurred	388,487	363,873	502,404
Paid losses related to:
Current year	(167,508)	(160,975)	(220,298)
Prior years	(217,998)	(197,097)	(154,183)
Total paid	(385,506)	(358,072)	(374,481)
Foreign currency revaluation	1,119	(1,765)	3,061
Net balance at December 31	443,057	438,957	434,921
Add: Losses recoverable	27,531	43,705	29,459
Gross balance at December 31	$470,588	$482,662	$464,380

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the years ended December 31, 2019, 2018 and 2017 are as follows:

Health	2019	2018	2017
	($ in thousands)
Gross balance at January 1	$24,502	$22,181	$18,993
Less: Losses recoverable	—	—	—
Net balance at January 1	24,502	22,181	18,993
Incurred losses related to:
Current year	33,736	56,868	44,539
Prior years	3,569	1,508	3,739
Total incurred	37,305	58,376	48,278
Paid losses related to:
Current year	(17,410)	(34,696)	(23,814)
Prior years	(26,334)	(21,359)	(21,276)
Total paid	(43,744)	(56,055)	(45,090)
Foreign currency revaluation	—	—	—
Net balance at December 31	18,063	24,502	22,181
Add: Losses recoverable	—	—	—
Gross balance at December 31	$18,063	$24,502	$22,181

Loss development

Year ended December 31, 2019

During the year ended December 31, 2019, the Company experienced $31.3 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

Link to Table of Contents

Adverse developments:

•
$39.8 million of adverse loss development on non-standard automobile contracts. These unanticipated automobile losses were the result of adverse rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed; and

•	$3.6 million of adverse loss development on specialty health contracts arising from an unexpectedly high frequency of medical claims reported.

Favorable developments:

•	$13.5 million of favorable development on prior year property and multi-line contracts primarily resulting from lower than anticipated losses relating to California wildfires.

The remaining net favorable development on prior year loss and LAE reserves recognized in 2019 related to several smaller adjustments made across various lines of business.

Year ended December 31, 2018

During the year ended December 31, 2018, the Company experienced a modest $2.2 thousand in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:
Adverse developments:

•	$11.9 million of adverse loss development on non-standard automobile contracts stemming from industry-wide issues affecting motor liability claims in Florida over accident years 2015 to 2017;

•	$3.8 million of adverse loss development on solicitors professional indemnity contracts resulting primarily from several large claims being reported on prior accident years;

•	$2.0 million of adverse loss development on general liability contracts, spread over treaty years 2012-2017, resulting from deteriorations in claims experience; and

•	$1.8 million of adverse loss development on surety business, net of retrocession recoveries, due to deterioration on several previously reported claims for one contract.

Favorable developments:

•	$7.5 million of favorable prior period experience on property contracts stemming primarily from accident years 2015 and 2016 where claims experience has been better than expected;

•
$5.9 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes as a result of claims experience being better than initially estimated. The net financial impact of the favorable loss development was partially offset by $1.6 million of return premiums relating to reinstatement premiums previously recorded; and

•	$4.1 million of favorable loss development on prior period mortgage insurance contracts resulting from ongoing favorable claims experience across all prior accident years.
The remaining net favorable development on prior year loss and LAE reserves recognized in 2018 related to several smaller adjustments made across various lines of business.

Year ended December 31, 2017

During the year ended December 31, 2017, the Company experienced $36.2 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

•
$10.7 million of adverse loss development associated with various classes of professional liability exposure, driven by additional reporting on individual claims, as well as the Company’s assessment of industry-wide loss ratio performance;

Link to Table of Contents

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

 Disclosures about Short Duration Contracts

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance, and categorizes its business as Property, Casualty and Other. The Company’s loss development tables presented below have been disaggregated by lines of business for the years ended from December 31, 2010 to 2019.

For purposes of the loss development tables, the property business has been further disaggregated into "Property" and "Motor - Physical Damage". The casualty category has been disaggregated into "General Liability", "Motor Liability", "Professional Liability" and "Workers' Compensation". In addition, the incurred and paid claims relating to accident and health business have been presented separately as "Health". Other specialty business including financial, aviation, energy and marine, which are individually insignificant to our overall business, have been grouped together as "Other". Contracts that cover more than one line of business are grouped as "Multi-line".

For each of the categories, the following tables present the incurred and paid claims development as of December 31, 2019, net of retrocession, as well as the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. Health claims have been disaggregated and presented separately.

The information in the tables below about incurred and paid claims development for the years ended December 31, 2010 to 2018, is presented as unaudited supplementary information.

Link to Table of Contents

Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$36,075	$35,924	$36,224	$36,159	$36,159	$36,145	$36,145	$36,145	$36,145	$36,145	$—
2011		36,140	36,212	35,821	35,800	35,595	35,595	35,595	35,566	35,566	—
2012			24,712	23,088	22,780	22,681	22,671	22,671	22,658	22,658	—
2013				30,544	33,841	34,203	33,960	33,945	33,945	33,944	—
2014					32,875	30,191	29,514	29,072	29,031	28,970	—
2015						34,097	33,530	34,116	33,894	33,885	9
2016							37,747	40,889	41,255	41,355	193
2017								45,007	46,455	46,687	72
2018									56,868	60,176	1,463
2019										33,736	16,326
									Total	$373,122	18,063

Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$17,826	$35,795	$36,224	$36,159	$36,159	$36,145	$36,145	$36,145	$36,145	$36,145
2011		26,979	35,542	35,814	35,800	35,595	35,595	35,595	35,566	35,566
2012			14,896	22,691	22,780	22,679	22,671	22,671	22,658	22,658
2013				21,459	33,841	34,024	33,957	33,944	33,944	33,944
2014					19,056	28,515	29,117	29,038	29,032	28,970
2015						14,529	31,802	34,044	33,894	33,876
2016							21,881	39,988	41,255	41,162
2017								23,834	44,125	46,615
2018									34,696	58,713
2019										17,410
									Total	355,059
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$18,063

Link to Table of Contents

Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011		—	—	—	—	—	—	—	—	—	—
2012			—	—	—	—	—	—	—	—	—
2013				—	—	—	—	—	—	—	—
2014					2,390	2,390	2,390	2,609	2,625	2,586	1,173
2015						27,956	28,103	30,536	32,038	30,941	11,885
2016							55,758	60,042	60,757	59,805	26,803
2017								81,836	79,466	83,232	43,596
2018									58,832	50,944	30,215
2019										46,131	35,096
									Total	$273,639	$148,768

Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011		—	—	—	—	—	—	—	—	—
2012			—	—	—	—	—	—	—	—
2013				—	—	—	—	—	—	—
2014					—	—	145	566	1,092	1,413
2015						30	2,828	9,990	16,107	19,056
2016							5,859	16,577	27,108	33,002
2017								9,562	27,363	39,636
2018									8,134	20,729
2019										11,035
									Total	124,871
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$148,768

Link to Table of Contents

General Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$12,111	$14,327	$17,484	$19,649	$21,664	$25,946	$28,251	$28,251	$28,251	$28,251	$—
2011		20,925	30,693	40,756	44,897	61,446	77,105	77,105	77,105	77,105	—
2012			12,626	18,133	16,921	29,554	31,145	31,161	31,274	30,902	—
2013				3,018	2,689	4,666	4,511	4,510	4,916	4,770	—
2014					1,238	1,229	1,174	1,033	1,355	1,000	238
2015						1,699	1,690	1,756	1,979	2,152	1,227
2016							6,203	6,519	7,124	7,867	3,197
2017								5,431	6,525	7,379	4,556
2018									2,901	3,438	2,152
2019										1,002	976
									Total	$163,866	$12,346

General Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$2,107	$5,096	$9,356	$14,051	$17,471	$19,228	$28,251	$28,251	$28,251	$28,251
2011		2,873	11,751	20,030	25,018	32,954	77,105	77,105	77,105	77,105
2012			1,750	9,926	13,142	15,836	30,667	30,687	30,891	30,902
2013				1,371	1,917	2,298	4,191	4,274	4,652	4,770
2014					18	146	413	548	492	762
2015						69	293	532	547	925
2016							122	1,589	3,277	4,670
2017								136	1,412	2,823
2018									165	1,286
2019										26
									Total	151,520
				All outstanding liabilities before 2010, net of reinsurance						3
	Liabilities for claims and claims adjustment expenses, net of reinsurance (General Liability)									$12,349

Link to Table of Contents

Motor Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$64,264	$74,260	$86,881	$83,496	$84,742	$88,377	$88,022	$88,008	$88,012	$88,034	$—
2011		53,035	57,498	57,342	62,921	70,880	70,435	70,495	70,495	70,478	—
2012			132,284	131,196	131,896	131,202	131,305	131,302	131,302	131,302	—
2013				182,833	179,930	174,744	174,782	174,848	174,925	174,931	—
2014					93,718	92,844	94,688	94,385	94,147	94,192	—
2015						128,199	130,410	129,991	132,853	134,951	1,278
2016							166,389	169,294	174,037	179,801	1,001
2017								187,109	188,754	195,258	7,033
2018									150,700	170,016	26,749
2019										168,154	69,111
									Total	$1,407,117	$105,172

Link to Table of Contents

Motor Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$23,413	$44,889	$60,630	$70,356	$79,089	$82,266	$88,008	$88,008	$88,012	$88,034
2011		19,082	36,462	49,569	58,244	65,018	70,433	70,433	70,433	70,478
2012			58,585	118,142	126,622	128,913	131,302	131,302	131,302	131,302
2013				86,558	159,200	171,855	174,658	174,848	174,925	174,931
2014					49,994	86,297	89,687	94,385	94,147	94,192
2015						81,093	125,645	129,174	129,571	133,673
2016							97,325	157,948	170,658	178,800
2017								115,204	170,157	188,225
2018									83,652	143,267
2019										99,043
									Total	1,301,945
				All outstanding liabilities before 2010, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$105,172

Motor Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$560	$656	$671	$684	$662	$662	$667	$667	$667	$667	$—
2011		3,276	3,271	3,343	3,285	3,285	3,306	3,306	3,306	3,303	—
2012			36,985	36,129	36,008	35,998	35,922	35,922	35,922	35,922	—
2013				46,189	45,629	44,728	44,656	44,695	44,719	44,478	—
2014					18,870	18,797	19,056	19,000	19,006	19,021	—
2015						22,035	22,516	22,505	23,263	23,939	100
2016							27,853	28,279	29,090	29,051	200
2017								39,986	39,621	40,394	683
2018									42,336	47,209	7,091
2019										43,103	18,000
									Total	$287,087	$26,074

Link to Table of Contents

Motor Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$560	$620	$620	$620	$620	$644	$667	$667	$667	$667
2011		1,418	2,944	3,305	3,285	3,285	3,303	3,303	3,303	3,303
2012			16,902	34,588	35,854	35,903	35,922	35,922	35,922	35,922
2013				21,112	41,066	44,363	44,431	44,476	44,476	44,478
2014					10,305	17,621	18,420	19,000	19,006	19,021
2015						13,859	22,013	22,505	22,595	23,839
2016							16,725	27,023	28,609	28,851
2017								23,091	37,058	39,711
2018									23,576	40,118
2019										25,103
									Total	261,013
				All outstanding liabilities before 2010, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Property)									$26,074

Other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$4,008	$3,858	$4,291	$4,130	$4,130	$4,130	$3,955	$4,130	$3,955	$3,955	$—
2011		7,360	8,099	7,525	7,473	7,470	7,468	7,468	7,468	7,468	—
2012			4,017	3,591	3,756	3,773	3,759	3,755	3,782	3,777	42
2013				2,492	2,875	2,840	2,821	2,801	2,755	2,586	46
2014					4,768	3,525	1,776	1,701	1,084	2,125	—
2015						4,794	6,769	6,898	4,519	4,229	298
2016							8,360	10,401	9,142	9,131	1,751
2017								9,087	6,011	6,447	1,913
2018									6,165	7,519	1,931
2019										19,225	13,828
									Total	$66,462	$19,809

Link to Table of Contents

Other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$864	$1,593	$3,123	$3,130	$3,406	$3,477	$3,955	$3,955	$3,955	$3,955
2011		1,162	7,547	7,513	7,468	7,468	7,468	7,468	7,468	7,468
2012			3,002	3,251	3,676	3,683	3,684	3,688	3,735	3,735
2013				213	1,828	2,426	2,339	2,323	2,578	2,540
2014					197	659	1,124	1,282	1,084	2,125
2015						472	1,387	2,010	3,399	3,931
2016							1,473	3,107	5,646	7,380
2017								484	3,083	4,534
2018									962	5,588
2019										5,397
									Total	46,653
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$19,809

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$39,106	$41,983	$51,698	$51,483	$52,263	$52,507	$53,723	$53,574	$53,495	$53,506	$—
2011		73,309	83,261	79,794	80,402	81,894	83,012	83,067	83,006	83,296	—
2012			63,961	50,183	50,874	52,812	53,218	53,473	53,737	53,823	—
2013				60,955	59,002	61,786	62,504	62,491	62,431	62,774	537
2014					41,740	45,153	46,845	47,085	46,874	47,030	510
2015						27,872	30,352	31,752	30,954	30,615	593
2016							25,633	26,127	24,005	23,477	1,450
2017								84,771	78,430	69,042	4,804
2018									28,219	30,291	14,563
2019										22,738	18,684
									Total	$476,592	$41,141

Link to Table of Contents

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$20,611	$40,858	$42,697	$43,406	$47,914	$48,438	$53,408	$53,542	$53,495	$53,506
2011		49,441	74,383	77,182	79,022	81,214	82,370	82,655	83,006	83,296
2012			32,085	45,887	50,242	52,657	53,211	53,259	53,737	53,823
2013				34,807	55,674	58,533	60,352	61,083	61,996	62,237
2014					20,230	40,172	43,640	45,211	46,301	46,520
2015						12,939	25,453	28,846	29,816	30,022
2016							9,944	18,198	21,040	22,027
2017								43,281	56,397	64,238
2018									5,365	15,728
2019										4,054
									Total	435,451
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$41,141

Professional Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$3,875	$3,331	$3,571	$3,713	$3,907	$3,936	$3,922	$3,921	$3,921	$3,921	$424
2011		6,043	6,910	7,367	8,064	8,121	7,950	8,196	8,196	8,023	262
2012			11,236	11,241	11,785	12,221	12,411	13,131	13,131	12,565	885
2013				12,435	13,319	14,844	16,494	17,314	17,489	17,290	2,614
2014					19,229	18,630	18,593	21,149	22,152	22,475	6,017
2015						18,548	18,545	21,100	22,528	22,748	9,952
2016							13,778	16,960	17,328	16,925	9,028
2017								10,252	9,940	9,762	6,673
2018									4,482	4,468	3,327
2019										586	441
									Total	$118,763	$39,623

Link to Table of Contents

Professional Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$—	$35	$402	$834	$1,112	$1,478	$1,620	$1,740	$3,497	$3,497
2011		110	1,331	3,680	5,244	6,580	7,285	7,781	7,830	7,761
2012			533	3,668	6,392	8,836	10,268	11,780	11,947	11,680
2013				710	3,482	7,771	11,175	14,092	14,863	14,676
2014					1,370	5,440	9,716	14,173	16,448	16,458
2015						1,186	3,349	9,012	11,953	12,796
2016							342	2,187	4,915	7,897
2017								228	1,437	3,089
2018									241	1,141
2019										145
									Total	79,140
				All outstanding liabilities before 2010, net of reinsurance						2,120
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Professional Liability)									$41,743

Workers' Compensation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$11,181	$11,736	$12,426	$13,108	$13,108	$13,108	$13,108	$13,108	$13,108	$13,108	$—
2011		14,915	15,233	16,861	16,861	16,861	16,861	16,861	16,861	16,861	—
2012			11,763	12,213	12,213	12,213	12,213	12,213	12,213	12,213	—
2013				4,751	4,751	4,751	4,751	4,751	4,751	4,751	—
2014					—	—	—	3	—	—	—
2015						1,014	1,010	948	950	951	174
2016							4,342	4,275	4,266	3,975	701
2017								10,882	10,346	9,603	2,204
2018									13,609	13,499	5,178
2019										22,927	17,454
									Total	$97,888	$25,711

Link to Table of Contents

Workers' Compensation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited - Supplementary Information)
	($ in thousands)
2010	$3,184	$8,170	$12,270	$13,108	$13,108	$13,108	$13,108	$13,108	$13,108	$13,108
2011		5,004	11,175	16,861	16,861	16,861	16,861	16,861	16,861	16,861
2012			2,359	12,213	12,213	12,213	12,213	12,213	12,213	12,213
2013				4,751	4,751	4,751	4,751	4,751	4,751	4,751
2014					—	—	—	—	—	—
2015						28	251	564	688	777
2016							613	1,920	2,782	3,274
2017								2,028	5,356	7,399
2018									4,213	8,321
2019										5,473
									Total	72,177
				All outstanding liabilities before 2010, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Workers' Compensation)									$25,711

For any incurred and paid claims denominated in a currency other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect as of the current year end date. As a result, all prior year information has been restated to reflect the exchange rates as of December 31, 2019. This treatment removes any changes in foreign currency exchange rates from distorting the claims development between the years presented.

For assumed contracts the Company does not generally receive claims information by accident year from the ceding insurers, but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the Company may have the covered losses occurring in an accident year other than the treaty year. For the purpose of the loss development tables, some incurred and paid claims have been allocated to the accident years based on the proportion of premiums earned for each contract during such accident year.

For example, a one-year treaty incepting on October 1, 2010 (with underlying policies each having a one-year duration), would have a 24-month period over which the premiums would be earned. Therefore, claims would be allocated to accident years 2010, 2011 and 2012 based on the proportion of the premiums earned during each accident year. For illustration of this contract, any claims reported during 2010 would be allocated to the 2010 accident year. For losses reported during 2011, the claims would be allocated between 2010 and 2011 based on the percentage of premiums earned during 2010 and 2011. Similarly, for losses reported during 2012 and thereafter, the losses would be allocated to the 2010, 2011 and 2012 accident years based on the proportion of premiums earned during each of those years. However, natural catastrophe and certain other large losses are addressed separately and are assigned to the accident year in which they occurred.

Link to Table of Contents

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2019
($ in thousands)
Net outstanding liabilities
Health	$18,063
Multiline	148,768
General Liability	12,349
Motor Casualty	105,172
Motor Property	26,074
Other	19,809
Property	41,141
Professional Liability	41,743
Workers' Compensation	25,711
Liabilities for claims and claims adjustment expenses, net of reinsurance	438,830
Add: Reinsurance recoverable on unpaid claims	27,531
Add: Unallocated claims adjustment expenses	4,227
Total gross liabilities for unpaid claims and claim adjustment expense	$470,588

The average historical annual percentage payout of net incurred claims (excluding health) as of December 31, 2019 is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Multiline	10.2%	19.0%	18.8%	16.0%	13.3%	22.7%	—%	—%	—%	—%
General Liability	4.7%	13.5%	12.9%	11.4%	18.8%	29.5%	6.1%	2.7%	0.4%	—%
Motor Casualty	45.7%	33.1%	8.8%	5.1%	3.5%	1.8%	1.3%	0.7%	—%	—%
Motor Property	53.1%	39.8%	5.3%	0.6%	1.0%	0.2%	—%	—%	—%	—%
Other	21.1%	39.8%	19.1%	9.0%	2.8%	5.9%	2.3%	—%	—%	—%
Property	51.0%	32.9%	7.0%	2.9%	2.7%	0.9%	2.2%	0.3%	0.1%	—%
Professional Liability	5.3%	19.4%	28.7%	24.0%	14.0%	6.2%	2.3%	0.1%	—%	—%
Workers' Compensation	27.9%	41.6%	23.0%	6.1%	0.9%	0.5%	—%	—%	—%	—%
The historical annual percentage payout pattern for health claims is excluded from the table above because health claims have short settlement periods and including it would skew the results presented.

As a reinsurance entity, the Company generally does not receive detailed claims frequency information or claims counts from ceding insurers and third party claim handlers. Due to the nature of the reinsurance contracts, the underlying insured reports claims to the insurer who cedes losses to the Company. The Company is contractually obligated to reimburse the ceding insurer for its share of the losses. While the Company has the right to conduct audits of the ceding insurer’s claims files, the insurer is generally not obligated to provide detailed listing of claims counts or other claims frequency information to the Company. Therefore it is impracticable for the Company to present the cumulative number of reported claims by accident year.

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

For the year ended December 31, 2019, the Company’s earned ceded premiums were $72.8 million (2018: $102.9 million and 2017: $33.8 million). For the year ended December 31, 2019, loss and loss adjustment expenses incurred of $388.5 million (2018: $363.9 million and 2017: $502.4 million) reported on the Company’s consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $60.7 million (2018: $71.0 million and 2017: $31.8 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2019, the Company’s loss reserves recoverable consisted of (i) $21.2 million (2018: $34.3 million) from unrated retrocessionaires which were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $6.4 million (2018: $9.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2019 and 2018, no provision for uncollectible losses recoverable was considered appropriate.

9. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”) which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity.
If the Notes are converted by the holder, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
If converted at December 31, 2019, the face value of the Notes would be cash settled and the Company has assumed that the conversion option will not be exercised due to the share price at December 31, 2019 being lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of December 31, 2019 and December 31, 2018, the unamortized debt discount was $5.9 million and $7.5 million respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of December 31, 2019, the unamortized portion of these costs attributed to the debt component was $2.3 million (December 31, 2018: $2.9 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets.
The carrying value of the Notes as of December 31, 2019, including accrued interest of $1.7 million was $93.5 million (December 31, 2018: $91.2 million), which approximates their fair value.
For the year ended December 31, 2019, the Company recognized interest expense of $6.3 million (December 31, 2018: $2.5 million), in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of December 31, 2019 and December 31, 2018.

Link to Table of Contents

10.     SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after the liquidation of any issued and outstanding preferred shares. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate. At December 31, 2019, no preferred shares were issued or outstanding.

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

As of December 31, 2019, the Company has an effective Form S-3 registration statement, on file with the SEC, for an aggregate principal amount of $200.0 million in securities.

Shares reserved for issuance are composed of 0.3 million (2018: 0.3 million) Class A ordinary shares in relation to share purchase options granted to a service provider and 5.0 million (2018: 5.0 million) Class A ordinary shares reserved for the Company’s stock incentive plan for eligible employees, directors and consultants. On April 26, 2017, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of December 31, 2019 and 2018, there were no remaining Class A ordinary shares available for future issuance relating to share purchase options granted to the service provider as all options granted to service providers had been exercised. As of December 31, 2019 555,805 (2018: 1,122,170) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

The Board has adopted a share repurchase plan. On May 2, 2019, the Board of Directors renewed the share repurchase plan, with effect from July 1, 2019 and expiring on June 30, 2020, authorizing the Company to purchase up to 2.5 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The share repurchase plan, which expires on June 30, 2020, does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2019, no Class A ordinary shares were repurchased by the Company. As of December 31, 2019, 2.5 million shares remained available for repurchase under the share repurchase plan. Under the Companies Law of the Cayman Islands, the Company cannot hold treasury shares; therefore, all ordinary shares repurchased are canceled immediately upon repurchase.

Link to Table of Contents

The following table is a summary of voting ordinary shares issued and outstanding:

	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,130,214	6,254,715	31,104,830	6,254,715	31,111,432	6,254,895
Issue of ordinary shares, net of forfeitures	609,181	—	205,384	—	129,530	—
Repurchase of ordinary shares	—	—	(1,180,000)	—	(136,312)	—
Class B shares converted to Class A shares	—	—	—	—	180	(180)
Balance – end of year	30,739,395	6,254,715	30,130,214	6,254,715	31,104,830	6,254,715

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes share-based awards earned not yet issued.

Statutory Capital and Surplus

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement (“MCR”) of $50.0 million and a Prescribed Capital Requirement (“PCR”) on Greenlight Re which was $200.9 million as of December 31, 2019 (2018: $191.9 million). As of December 31, 2019, Greenlight Re’s statutory capital and surplus of $519.9 million exceeded the MCR as well as the PCR. For the years ended December 31, 2019, 2018 and 2017, Greenlight Re’s net income (loss) was $9.2 million, $(330.3) million, and $(38.2) million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2019 and 2018.

As of December 31, 2019, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2019, no dividends (2018: $0.0 million, 2017: $33.0 million) were declared or paid by Greenlight Re to the Company. As of December 31, 2019 and 2018, $319.0 million and $322.8 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends.

GRIL is obligated to maintain a minimum level of statutory capital. As of December 31, 2019 and 2018, GRIL met such requirements. As of December 31, 2019 and 2018, GRIL’s statutory capital was $35.6 million and $36.6 million, respectively. As of December 31, 2019, GRIL’s statutory minimum capital required under Solvency II was approximately $5.4 million (2018: $5.9 million). GRIL’s statutory net income (loss) was $0.8 million, $(15.4) million and $(3.7) million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2019 and 2018, none of GRIL’s capital and surplus was available for distribution as dividends.

11.   SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

 Employee and Director Restricted Shares

For the year ended December 31, 2019, 235,701 (2018: 160,595, 2017: 125,371) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. The majority of these shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff

Link to Table of Contents

vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2019, 326,240 (2018: 30,660, 2017: nil) Class A ordinary shares were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. 89,945 of these restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company while the remainder of these restricted shares vest upon occurrence of a specified performance condition being met prior to December 15, 2020. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of the restricted shares subject to performance conditions was $10.65 (2018: $15.90) per share. No compensation cost was recognized relating to these shares for the year ended December 31, 2019 (2018: nil) based on the performance conditions remaining.

For the year ended December 31, 2019, the Company also issued to non-employee directors an aggregate of 77,556 (2018: 54,720, 2017: 41,396) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2019, 37,502 (2018: 44,644, 2017: 46,943) restricted shares were forfeited by employees and a director who left the Company prior to the expiration of the applicable vesting periods. For the year ended December 31, 2019, $0.2 million stock compensation expense (2018: $0.3 million, 2017: $0.0 million) relating to the forfeited restricted shares was reversed.

The Company recorded $2.8 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the year ended December 31, 2019 (2018: $2.9 million, 2017: $3.3 million). As of December 31, 2019, there was $2.7 million (2018: $2.6 million, 2017: $3.5 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO’s restricted shares with performance conditions) which are expected to be recognized over a weighted average period of 1.6 years (2018: 1.6 years, 2017: 1.6 years). For the year ended December 31, 2019, the total fair value of restricted shares vested was $3.1 million (2018: $2.8 million, 2017: $4.5 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the years ended December 31, 2019 and 2018:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2017	331,510	$23.45
Granted	245,975	15.78
Vested	(100,384)	27.74
Forfeited	(44,644)	18.77
Balance at December 31, 2018	432,457	18.58
Granted	639,497	10.69
Vested	(161,365)	19.44
Forfeited	(37,502)	14.12
Balance at December 31, 2019	873,087	$12.83

Link to Table of Contents

Employee and Director Stock Options

For the year ended December 31, 2019 and 2018, no Class A ordinary share purchase options were granted (2017: 480,000). The Class A ordinary share purchase options granted to the Company’s CEO in 2017 vest 16.7% each on the anniversary thereof in 2018, 2019, 2020, 2021, 2022 and 2023, and expire 10 years after the grant date. The grant date fair value of these options was $9.60, based on the Black-Scholes option pricing model. In addition, for the year ended December 31, 2017, 42,250 Class A ordinary share purchase options were granted to the Company’s former interim Chief Executive Officer, pursuant to his consulting agreement. These options vested 100% on their grant date and expire 10 years after the grant date. The weighted average grant date fair value of these options was $9.90 per share based on the Black-Scholes option pricing model.

For the options granted in 2017, the Company applied the following weighted average assumptions to the options pricing model:

2017
Risk free rate	2.32%
Estimated volatility	31.4%
Expected term (in years)	10
Dividend yield	—%
Forfeiture rate	—%

The estimate of expected volatility for options granted during 2017 was based on the daily historical trading data of the Company’s Class A ordinary shares from the date that these shares commenced trading on May 24, 2007 to the grant date.

The Board of Directors does not currently anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2019 was $0.9 million (2018: $1.5 million, 2017: $1.3 million). At December 31, 2019, the total compensation cost related to non-vested options not yet recognized was $1.3 million (2018: $2.2 million) to be recognized over a weighted average period of 2.4 years (2018: 2.9 years) assuming the grantee completes the service period for vesting of the options.
For the year ended December 31, 2019, no stock options were exercised by directors and employees (2018: 0, 2017: 50,000) resulting in no Class A ordinary shares being issued (2018: 0, 2017: 5,011, net of shares surrendered as a result of the cashless exercise of stock options). When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

Employee and director stock option activity during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2016	543,377	$25.40	$10.17	$0.5	4.7 years
Granted	522,250	21.25	9.63
Exercised	(50,000)	19.60	10.18	0.1
Balance at December 31, 2017	1,015,627	23.55	9.89	—	6.9 years
Expired	(80,000)	29.39	8.69
Balance at December 31, 2018	935,627	23.05	10.00	—	6.4 years
Expired	(60,000)	28.44	6.25
Balance at December 31, 2019	875,627	$22.68	$10.25	$—	5.8 years

Link to Table of Contents

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2019	December 31, 2018	December 31, 2017
Number of options exercisable	555,627	535,627	535,627
Weighted average exercise price	$23.54	$24.43	$25.66
Weighted average remaining contractual term	4.9	4.9	4.6
Intrinsic value ($ in millions)	$—	$—	$—

During the year ended December 31, 2019, 80,000 (2018: 80,000, 2017: 113,585) options vested which had a weighted average grant date fair value of $9.60 (2018: $9.60, 2017: $10.29).

Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the year ended December 31, 2019, 48,535 (2018: 28,301, 2017: 11,559) RSUs were issued to employees pursuant to the Company’s stock incentive plan. For the year ended December 31, 2019, 24,165 (2018: 648) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods.

The Company recorded $0.2 million of share-based compensation expense, net of forfeitures, relating to RSUs for the year ended December 31, 2019 (2018: $0.2 million, 2017: $0.2 million). At December 31, 2019, the total compensation cost related to non-vested RSUs not yet recognized was $0.4 million (2018: $0.4 million) to be recognized over a weighted average period of 1.8 years (2018: 1.9 years) assuming the grantee completes the service period for vesting of the options.

Employee RSU activity during the years ended December 31, 2019 and 2018 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2017	22,798	$23.50
Granted	28,301	15.90
Vested	(4,053)	32.21
Forfeited	(648)	21.65
Balance at December 31, 2018	46,398	18.13
Granted	48,535	10.84
Vested	(7,186)	21.56
Forfeited	(24,165)	13.96
Balance at December 31, 2019	63,582	$13.76

For the years ended December 31, 2019, 2018 and 2017, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s statements of operations, was $3.9 million, $4.6 million and $4.9 million, respectively.

Link to Table of Contents

12.    NET INVESTMENT INCOME (LOSS)

A summary of net investment income (loss) for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
	($ in thousands)
Realized gains (losses)	$(14,150)	$(236,887)	$87,618
Change in unrealized gains and losses	8,380	(32,597)	(41,444)
Investment related foreign exchange gains (losses)	20	938	(7,653)
Interest and dividend income, net of withholding taxes	16,059	35,468	25,510
Interest, dividend and other expenses	(4,798)	(17,987)	(23,937)
Income (loss) from equity method investment	700	(247)	—
Investment advisor compensation on joint venture	—	(11,221)	(19,863)
Net investment related income (loss)	6,211	(262,533)	20,231
Income (loss) from investments in related party investment fund	46,056	(60,573)	—
Total net investment related income (loss)	$52,267	$(323,106)	$20,231

Income (loss) from investments in related party investment fund reflects the equity in earnings (loss) of SILP (see Note 3).

Investment returns are calculated monthly based on cash flows into or out of the investment accounts and compounded to calculate the annual returns generated by the Company’s investments managed by DME Advisors. Effective from September 1, 2018, the investment return is calculated by dividing the investment income or loss (net of fees and expenses) by the Investment Portfolio. For the year ended December 31, 2019, the total investment related income includes a gain of 9.3% on the investments managed by DME Advisors. This return compares to a loss of 30.3% and a gain of 1.5% reported for the years ended December 31, 2018 and 2017, respectively. The change in unrealized gains and losses for year ended December 31, 2019, included a net increase in the valuation allowance provision of $6.0 million (2018: $nil, 2017: $nil) relating to notes receivable.

13.    TAXATION

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

As of December 31, 2019, a gross deferred tax asset of $3.6 million (2018: $3.6 million) and a deferred tax asset valuation allowance of $2.6 million (2018: $2.2 million) was recorded by the Company. The net deferred tax asset is included in the caption “Other assets” in the Company’s consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company currently believes that it has no uncertain tax positions which, if challenged, would cause a material change to the Company’s consolidated financial statements.

At December 31, 2019, GRIL had a net operating loss carry forward of $28.2 million (2018: $28.6 million) which can be carried forward indefinitely. At December 31, 2019 and 2018, no taxes recoverable were included in the Company’s consolidated balance sheets.

At December 31, 2019, Verdant had a net operating loss carry forward totaling $4.6 million available to offset future taxable income. Of the total $4.6 million, $2.9 million expire at various dates from 2033 to 2037 and the remaining $1.7 million have no expiration date. The deferred tax asset associated with the net operating loss carried forward, has been offset by a valuation allowance as management does not anticipate that the carried forward amount will be realized.

Link to Table of Contents

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	($ in thousands)
Current tax (expense) benefit	$(43)	$1,840	$465
Deferred tax (expense) benefit	(8)	(4)	(14)
Increase in deferred tax valuation allowance	(432)	(2,168)	—
Income tax (expense) benefit	$(483)	$(332)	$451

Federal Excise Taxes

The United States imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2019, 2018 and 2017, the Company incurred approximately $3.8 million, $3.6 million and $5.0 million, respectively, of federal excise taxes, net of any refunds received. These amounts are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

14.    RELATED PARTY TRANSACTIONS

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

On September 1, 2018, the Company entered into the SILP LPA with DME II, as General Partner. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the year ended December 31, 2019, performance allocation of $5.0 million, (2018: nil) was deducted from the Company’s investment in SILP and allocated to DME II.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023 subject to an automatic extension for successive three-year terms. For the year ended December 31, 2019, management fees paid by SILP to DME Advisors of $4.9 million, (2018: $3.1 million) were included in the caption “Income (loss) from investment in related party investment fund” in the Company’s consolidated statement of operations.

The Company has entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2020, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

Link to Table of Contents

Pursuant to the SILP LPA and the IAA, the Company has agreed to indemnify DME, DME II and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME, DME II or DME Advisors. There were no indemnification amounts incurred by the Company during any of the periods presented.

Non-controlling Interest in Related Party Joint Venture

Non-controlling interests in related party joint venture represented DME’s share of the jointly held assets under the venture agreement. A portion of the non-controlling interest was subject to contractual withdrawal rights whereby DME, at its sole discretion, could withdraw its interest above the minimum capital required to be maintained in its capital accounts. This interest was recorded on the Company’s consolidated balance sheets under the caption “Redeemable non-controlling interest in related party joint venture.” The remaining portion without any withdrawal rights associated with it, was recorded under the caption “Non-controlling interest in related party joint venture” within the equity section on the Company’s consolidated balance sheet.

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable non-controlling interest in related party, non-controlling interest in related party and total non-controlling interest in related party for the years ended December 31, 2019, 2018 and 2017:

	Redeemable non-controlling interest in related party joint venture				Non-controlling interest in related party joint venture				Total non-controlling interest in related party joint venture
	Year ended December 31				Year ended December 31				Year ended December 31
	2019	2018	2017		2019	2018	2017		2019	2018	2017
Opening balance	$1,692	$7,169	$5,884	—	$485	$12,933	$11,561	—	$2,177	$20,102	$17,445
Income (loss) attributed to non-controlling interest	—	(2,680)	201	—	—	(1,595)	378	—	—	(4,275)	579
Net contribution into (withdrawal from) non-controlling interest	(1,692)	(2,797)	1,084	—	(485)	(10,853)	994	—	(2,177)	(13,650)	2,078
Ending balance	$—	$1,692	$7,169		$—	$485	$12,933		$—	$2,177	$20,102

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of December 31, 2019, SILP, along with certain affiliates of DME Advisors, collectively owned 47.8% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

Link to Table of Contents

15.    COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2019, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	400,000	October 11, 2020	120 days prior to termination date

During 2019 the Butterfield Bank letter of credit facility was terminated. As of December 31, 2019, an aggregate amount of $204.5 million (2018: $208.3 million) in letters of credit were issued under the above facility. As of December 31, 2019, total cash and cash equivalents with a fair value in the aggregate of $213.4 million (2018: $221.7 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets. The facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the facility as of December 31, 2019 and 2018.

The Company has also established regulatory trust arrangements for certain cedents. As of December 31, 2019, collateral of $528.7 million (2018: $463.4 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018. The Company is currently in negotiations with the lessor for renewal of the leases and meanwhile both parties have agreed to extend the leases until December 31, 2020. The Company has determined that the current arrangement qualifies as a short term lease upon adoption of Leases (Topic 842) on January 1, 2019. The short-term lease expense for the year ended December 31, 2019 was $0.5 million.

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this lease was an operating lease on January 1, 2019 and has recorded a right-of-use asset and a corresponding lease liability of $0.3 million. The operating lease expense for the year ended December 31, 2019 and 2018 was insignificant. Included in the “Schedule of Commitments and Contingencies,” below, are the net minimum lease payment obligations relating to this lease as of December 31, 2019.

Loan Facility

From time to time, the Company makes investments in the form of equity or debt in private entities as part of its strategic investments and innovation initiatives. As part of the Company’s participation in such investments, the Company may make funding commitments. As of December 31, 2019, the Company had committed to a loan facility (the “Loan Facility”) of $6.0 million to AccuRisk (see Note 4). As of December 31, 2019, $0.4 million of the Loan Facility was available to AccuRisk. Included in the schedule below is the obligation relating to the Loan Facility as of December 31, 2019 on the assumption that the entire Loan Facility will be drawn by AccuRisk during 2020.

Advisory fee

The Company has entered into an advisory agreement whereby the Company is obligated to pay a minimum of $2.0 million, no earlier than March 2020. Pursuant to the advisory agreement, additional fees may be payable depending on certain events occurring. Included in the schedule below is the minimum obligation relating to the advisory agreement as of December 31, 2019.

Link to Table of Contents

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2020	2021	2022	2023	2024	Thereafter	Total
	($ in thousands)
Operating lease obligations	$679	$62	$62	$—	$—	$—	$803
Interest and convertible note payable	4,000	4,000	4,000	104,000	—	—	116,000
Loan facility	350	—	—	—	—	—	350
Advisory fee	2,000	—	—	—	—	—	2,000
	$7,029	$4,062	$4,062	$104,000	$—	$—	$119,153

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

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

	Year ended December 31
	2019		2018		2017
	($ in thousands)
Guy Carpenter (Marsh)	$297,150	56.7%	$376,696	66.4%	$366,390	52.9%
Trean Re	85,323	16.3	45,446	8.0	54,799	7.9
Aon Benfield	41,071	7.8	70,554	12.4	125,320	18.1
Total of largest brokers	$423,544	80.8%	$492,696	86.8%	$546,509	78.9%
All others	100,433	19.2	74,835	13.2	146,142	21.1
Total	$523,977	100.0%	$567,531	100.0%	$692,651	100.0%

Link to Table of Contents

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2019		2018		2017
	($ in thousands)
Property
Commercial	$14,165	2.7%	$10,487	1.8%	$12,256	1.8%
Motor	59,402	11.3	76,425	13.5	71,188	10.2
Personal	12,390	2.4	14,118	2.5	49,491	7.2
Total Property	85,957	16.4	101,030	17.8	132,935	19.2
Casualty
General Liability	2,401	0.5	1,429	0.3	4,753	0.7
Motor Liability	233,591	44.6	291,690	51.4	281,551	40.6
Professional Liability (1)	(448)	(0.1)	3,068	0.5	8,703	1.3
Workers' Compensation	50,369	9.6	24,101	4.3	24,803	3.6
Multi-line	76,461	14.6	57,497	10.1	123,340	17.8
Total Casualty	362,374	69.2	377,785	66.6	443,150	64.0
Other
Accident & Health	39,175	7.5	69,605	12.2	66,800	9.6
Financial	23,087	4.4	16,611	2.9	48,380	7.0
Marine	160	—	394	0.1	—	—
Other Specialty	13,224	2.5	2,106	0.4	1,386	0.2
Total Other	75,646	14.4	88,716	15.6	116,566	16.8
	$523,977	100.0%	$567,531	100.0%	$692,651	100.0%
(1) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2019		2018		2017
	($ in thousands)
U.S. and Caribbean	$435,458	83.1%	$507,705	89.5%	$606,510	87.6%
Worldwide (1)	84,728	16.2	59,366	10.5	86,714	12.5
Europe (2)	(13)	—	506	—	(612)	(0.1)
Asia (2)	3,804	0.7	(46)	—	39	—
	$523,977	100.0%	$567,531	100.0%	$692,651	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2)  The negative balances represent the reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Link to Table of Contents

17.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during 2019:

	2019
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	$162,560	$152,340	$110,607	$98,470
Gross premiums ceded	(21,401)	(23,141)	(4,035)	(90)
Net premiums written	141,159	129,199	106,572	98,380
Change in net unearned premium reserves	(15,797)	(8,758)	22,582	10,243
Net premiums earned	125,362	120,441	129,154	108,623
Income (loss) from investment in related party investment fund	30,756	14,405	6,609	(5,714)
Net investment income (loss)	1,567	4,386	3,312	(3,054)
Other income (expense), net	1,069	1,117	(887)	1,007
Total revenues	158,754	140,349	138,188	100,862
Expenses
Net loss and loss adjustment expenses incurred	122,865	78,476	92,962	94,184
Acquisition costs	21,526	37,172	30,962	27,424
General and administrative expenses	6,840	7,919	7,725	7,338
Interest expense	1,544	1,562	1,578	1,579
Total expenses	152,775	125,129	133,227	130,525
Income (loss) before income tax expense	5,979	15,220	4,961	(29,663)
Income tax (expense) benefit	(73)	94	179	(683)
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$5,906	$15,314	$5,140	$(30,346)
Earnings (loss) per share
Basic	$0.16	$0.42	$0.14	$(0.84)
Diluted	$0.16	$0.42	$0.14	$(0.84)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,972,665	36,100,665	36,841,623	36,121,023
Diluted	36,364,358	36,829,963	36,921,490	36,121,023

Link to Table of Contents

The following table presents the quarterly financial results for each of the quarters ended during 2018:

	2018
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$175,125	$142,109	$115,154	$135,143
Gross premiums ceded	(29,843)	(27,237)	(15,456)	(30,252)
Net premiums written	145,282	114,872	99,698	104,891
Change in net unearned premium reserves	562	13,944	14,406	14,708
Net premiums earned	145,844	128,816	114,104	119,599
Income (loss) from investment in related party investment fund	—	—	(10,025)	(50,548)
Net investment income (loss)	(145,216)	(40,656)	(70,851)	(5,810)
Other income (expense), net	(487)	(76)	(683)	(982)
Total revenues	141	88,084	32,545	62,259
Expenses
Net loss and loss adjustment expenses incurred	95,824	84,815	86,780	96,454
Acquisition costs	44,209	34,623	28,331	38,312
General and administrative expenses	5,956	6,958	7,136	5,123
Interest expense	—	—	927	1,578
Total expenses	145,989	126,396	123,174	141,467
Income (loss) before income tax	(145,848)	(38,312)	(90,629)	(79,208)
Income tax (expense) benefit	770	323	355	(1,780)
Net income (loss)	(145,078)	(37,989)	(90,274)	(80,988)
Loss (income) attributable to non-controlling interest in related party joint venture	2,326	621	1,159	169
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$(142,752)	$(37,368)	$(89,115)	$(80,819)
Earnings (loss) per share
Basic	$(3.85)	$(1.01)	$(2.48)	$(2.25)
Diluted	$(3.85)	$(1.01)	$(2.48)	$(2.25)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	37,087,169	36,952,472	35,952,472	35,952,472
Diluted	37,087,169	36,952,472	35,952,472	35,952,472

Link to Table of Contents

SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2019

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Other investments
Private investments and unlisted equities	$10,420	$10,681	$10,681
Investment accounted for under the equity method	NA	5,703	5,703
Total other investments	10,420	16,384	16,384
Total investments	$10,420	$16,384	$16,384

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2019	December 31, 2018
	($ in thousands)
Assets
Other investments	$1,000	$800
Cash and cash equivalents	2	3
Investment in subsidiaries	557,835	553,323
Notes receivable (net of valuation allowance)	10,469	21,965
Due from subsidiaries	8,200	—
Total assets	$577,506	$576,091
Liabilities and equity
Liabilities
Convertible senior notes payable	$93,514	$91,185
Other liabilities	1,611	—
Due to subsidiaries	5,198	7,619
Total liabilities	100,323	98,804
Shareholders’ equity
Share capital	3,699	3,638
Additional paid-in capital	503,547	499,726
Retained earnings (deficit)	(30,063)	(26,077)
Total shareholders’ equity	477,183	477,287
Total liabilities and equity	$577,506	$576,091

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2019	2018	2017
	($ in thousands)
Revenue
Net investment income	$522	$1,574	$34,487
Total revenues	522	1,574	34,487
Expenses
General and administrative expenses	6,496	4,445	4,691
Interest expense	6,263	2,505	—
Total expenses	12,759	6,950	4,691
Net income (loss) before equity in earnings of consolidated subsidiaries	(12,237)	(5,376)	29,796
Equity in earnings of consolidated subsidiaries	8,251	(344,678)	(74,748)
Consolidated net income (loss)	$(3,986)	$(350,054)	$(44,952)

Link to Table of Contents

SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2019	2018	2017
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	(3,986)	(350,054)	(44,952)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiaries	(8,251)	344,678	74,748
Net change in unrealized gains and losses on investments	(200)	—	—
Share-based compensation expense	3,686	4,382	4,691
Amortization and interest expense	2,329	2,505	—
Net change in
Due from subsidiaries	(8,200)	876	(876)
Other liabilities	1,611	—	—
Due from subsidiaries	(2,421)	7,619	(29,023)
Net cash provided by (used in) operating activities	(15,432)	10,006	4,588
Investing activities
Purchase of investments	—	(800)	—
Change in note receivable	11,496	(6,610)	(191)
Contributed surplus to subsidiaries, net	3,935	(82,750)	(1,500)
Net cash provided by (used in) investing activities	15,431	(90,160)	(1,691)
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	—	96,576	—
Repurchase of Class A ordinary shares	—	(16,503)	(2,819)
Net cash provided by (used in) financing activities	—	80,073	(2,819)
Net increase (decrease) in cash and cash equivalents	(1)	(81)	78
Cash and cash equivalents at beginning of the year	3	84	6
Cash and cash equivalents at end of the year	2	3	84
Supplementary information
Non cash consideration from (to) subsidiaries, net	(196)	(242)	(162)

Link to Table of Contents

SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Total investment related income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2019	Property & Casualty	$49,665	$470,588	$179,460	$483,580	$52,267	$388,487	$117,084	$29,822	$523,977
2018	Property & Casualty	$49,929	$482,662	$211,789	$508,363	$(323,106)	$363,873	$145,475	$25,173	$567,531
2017	Property & Casualty	$62,350	$464,380	$255,818	$626,004	$20,231	$502,404	$161,740	$26,356	$692,651

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2019	Property & Casualty	$—	$48,667	$523,977	$475,310	110%
2018	Property & Casualty	$—	$102,788	$567,531	$464,743	122%
2017	Property & Casualty	$—	$56,587	$692,651	$636,064	109%