Form 10-K/A
period 2019-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2020-04-29
CIK 1385613

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Class A Ordinary Shares, $0.10 par value	31,179,529
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of April 14, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020 (the “Original Filing”) by Greenlight Capital Re, Ltd. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

In addition, the Company is supplementing and updating the risk factors described in Item 1A of the Original Filing, to reflect disclosures made on the Company’s Current Reports on Form 8-K filed with the SEC on April 6, 2020 and April 13, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Item 1A of Part I and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, for the purpose of adding new certifications pursuant to Rule 13a-14(a) under the Exchange Act by our principal executive officer and principal financial officer. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment to “the Company,” “we,” “us,” “our” and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment to entity names are as set forth in the following table:

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Designated Activity Company
Verdant	Verdant Holding Company, Ltd.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents

PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis in the Original Filing, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	We may be directly and indirectly impacted by disruptions to commerce, reduced economic activity and other consequences of a pandemic, including the novel coronavirus (“COVID-19”);
●	Rating agency may downgrade or withdraw either of our ratings;
●	Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
●	Under our investment management structure, we have limited control over Solasglas Investments, LP (“SILP”);
●	SILP may be concentrated in a few large positions, which could result in large losses;
●	Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
●	We may face risks from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
●	The effect of emerging claim and coverage issues on our business is uncertain;
●	The property and casualty reinsurance market may be affected by cyclical trends;
●	Loss of key executives could adversely impact our ability to implement our business strategy; and
●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

Risks Relating to Our Business

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

The global pandemic related to COVID-19 began to impact the global economy in March 2020. Because of the size and breadth of this pandemic, direct and indirect consequences of COVID-19 are not yet fully known and will likely not emerge for some time. Identified risks to our operations, financial position and/or liquidity presented by the ongoing effects of COVID-19 include the following:

●
Premiums. We expect that the impact of COVID-19 on general economic activity will negatively impact the premium written of our cedents and, in turn, our gross written and earned premium. The degree of the impact will depend on the extent and duration of economic contraction, particularly in the United Sates. Given the anticipated impact of the pandemic on our gross written and earned premiums, we expect an increase in our underwriting expense ratio in the near term.

●
 Loss and Loss Adjustment Expenses. We believe that, as a result of COVID-19, we will experience higher loss and loss adjustment expenses in certain lines of business due to anticipated increases in frequency and/or severity of claims.  For example, we may experience elevated frequency and severity in our workers’ compensation and health (medical stop loss) lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment and, as discussed below, potentially as a result of legislative or regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers.  In addition, limited availability of medical resources could result in medical inflation and complicate, delay and/or extend treatment. Most of our health business relates to medical stop-loss coverage of employer health plans where the employer retains an initial level of risk. To the extent COVID-19 workers’ compensation and health (medical stop loss) claims exceed the employers’ self-retention levels, our incurred losses will be adversely impacted.

Higher levels of unemployment will likely increase delinquencies and defaults by homeowners, thereby increasing the claims relating to our mortgage business. Additionally, a decline in home prices and resulting foreclosures could further adversely impact losses on mortgage business.

Frequency and severity of claims could also increase with respect to our motor business due to, among other things, disruptions in supply chains and reduced repair shop and/or parts availability. Our cedents may experience higher losses resulting from delayed reporting and settlement of claims due to limited access to business locations; arson; collisions at faster speeds traveled as a result of less congested roadways; and increased first party medical losses in certain jurisdictions. We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.

We have some exposure to construction surety, where there is the potential for elevated losses if contractors experience shutdowns, which could negatively impact their cash flows, or experience disruptions in their supply chains, unavailability of labor or increased costs for materials, each of which increases their costs.

In our commercial and multi-lines business, there is the potential for elevated frequency and severity due to an increase in the number of bankruptcies, cancellations and other contingency claims.

We cannot provide assurance on the short-term or long-term impacts of COVID-19 on our various product lines. As discussed below under “Adverse Legislative and/or Regulatory Action” the potential exists for elevated frequency and severity losses in the event of legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage and, accordingly, historical analysis and data utilized in our assessment of anticipated losses may not be reliable

In addition, anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of underlying claimants and policyholders may change in unexpected ways (for example, our cedents may experience an increase in the number of fraudulent claims), the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change.

Link to Table of Contents

●
Inflation. Changes in economic conditions and steps taken by governments and regulatory authorities in response to COVID-19 could lead to higher inflation than anticipated, which could in turn lead to an increase in loss costs and the need to strengthen claims and claim adjustment expense reserves. The impact of inflation on loss costs and loss and loss adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive.

●
Investments. Major equity indices declined by approximately 15% to 30% during the first quarter of 2020. The disruption in the financial markets related to COVID-19 contributed to our investment losses during the first quarter of 2020, primarily due to the impact of changes in fair value on SILP’s equity investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional investment losses, including potential impairments in our private equity investments relating to our innovations initiative. For further discussion of the risks related to our investment portfolio see “Risks Relating to Our Investment Strategy and Our Investment Advisor” included in “Part I-Item 1A-Risk Factors” in the Company’s 2019 Annual Report on Form 10-K.

●
Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our employees or those of our cedents, agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. For a further discussion, see “Operational risks, including human or systems failures, are inherent in our business” included in “Part I-Item IA-Risk Factors” in the Company’s 2019 Annual Report on Form 10-K.

As a result of the above risks, COVID-19 could materially and adversely impact our results of operations, financial position and/or liquidity.

We have implemented steps to preserve shareholder value and improve our position. The implementation of any changes may involve substantial uncertainties and risk, and our results of operations, business and financial strength rating may be materially and adversely impacted if we do not succeed in implementing such initiatives.

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

As a result of A.M. Best’s revision, we implemented steps designed to preserve shareholder value, including exploring strategic alternatives, de-risking our investment portfolio and conducting an analysis of our business lines, their positioning and internal operations. These initiatives and their implementation involve significant uncertainties and risks that may result in unforeseen expenses and costs, complications or delays. If we do not succeed in implementing initiatives on a timely basis, our results of operations, business and financial strength rating may be materially and adversely impacted. Even if we successfully implement these measures, there can be no assurance that they will improve our results of operations, preserve shareholder value or maintain or improve our financial strength rating.

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

The effects of unforeseen developments or substantial government intervention could adversely impact our ability to attain our goals. For example, due to the evolving and highly uncertain nature of COVID-19, as discussed above, it is currently not possible to estimate the direct or indirect impacts this outbreak may have on our business. However, as COVID-19 has developed into a global pandemic, it could materially and adversely affect our results of operations and financial condition due to the disruptions to commerce, reduced economic activity and other consequences of a pandemic.

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

As we provide reinsurance on a worldwide basis, we are subject to an expanding legal, regulatory and tax environment intended to help detect and prevent anti-trust activity, money laundering, terrorist financing, proliferation financing, fraud, tax avoidance and other illicit activity. These requirements include, among others, regulations promulgated and administered by the Cayman Islands Monetary Authority (“CIMA”), the U.S. Department of the Treasury's Office of Foreign Assets Control, The Foreign Corrupt Practices Act of 1977, the Iran Freedom and Counter-Proliferation Act of 2012, and the Foreign Account Tax Compliance Act. These and other programs prohibit or restrict dealings with certain persons, entities, countries, their governments and, in certain circumstances, their nationals and may require detailed reporting to various administrative parties. Non-compliance with any of these regulations could have a material adverse effect on our ability to conduct our business.

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

CIMA and the Central Bank of Ireland (“CBI”) may take a number of actions, including suspending or revoking a reinsurance license whenever the regulatory body believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law or has otherwise behaved in such a manner so as to cause such regulatory body to call into question the licensee’s fitness to conduct regulated activity.

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

In addition to managing SILP, DME Advisors, its principals and their affiliates may engage in investment and trading activities for their own accounts and/or for the accounts of third parties. None of DME Advisors or its principals, including David Einhorn, Chairman of our Board of Directors (the “Board”) and the President of Greenlight Capital, Inc., are obligated to devote any specific amount of time to our investment in SILP. Affiliates of DME Advisors, including Greenlight Capital, Inc., manage and expect to continue to manage other client accounts, some of which have objectives similar to SILP, including

Link to Table of Contents

collective investment vehicles managed by DME Advisors’ affiliates and in which DME Advisors or its affiliates may have an equity interest. Pursuant to the SILP LPA and the IAA, DME Advisors has the exclusive right to manage SILP and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but neither the SILP LPA or the IAA impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for accounts that DME Advisors or its affiliates may manage. If we compete for any investment opportunity with another entity that DME Advisors or its affiliates manage, DME Advisors is not required to afford SILP exclusivity or priority. DME Advisors’ interest and the interests of its affiliates, including Greenlight Capital, Inc., may at times conflict, possibly to DME Advisors’ detriment, which, in turn, may potentially adversely affect SILP’s investment opportunities and returns, and correspondingly, our investment portfolio.

Mr. Einhorn, Chairman of our Board, is not, under Cayman Islands law, legally restricted from participating in making decisions with respect to Greenlight Re’s investment guidelines. Accordingly, his involvement as a member of the Boards of Directors of Greenlight Capital Re, Ltd. and Greenlight Re may lead to a conflict of interest.

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

Risks Relating to Our Class A Ordinary Shares

Our ability to make repurchases of our Class A ordinary shares or 4.00% Convertible Senior Notes due 2023 under our authorized repurchase programs may be contingent on the ability of our subsidiaries to declare and issue dividends which may be limited by laws and regulations or regulatory agencies.

As a holding company, we rely on the ability of our subsidiaries, Greenlight Re, GRIL and Verdant, to pay dividends to us in order to meet ongoing cash requirements, including making repurchases of our Class A ordinary shares and 4.00% Convertible Senior Notes due 2023 under our repurchase programs. Greenlight Re may be required to seek approval from CIMA and GRIL may be required to seek approval from the CBI to declare and issue dividends, as well as make other distributions of capital to us. If either CIMA or CBI limits our subsidiaries’ ability to declare or issue dividends, or other distributions of capital, to us for any reason, we may be limited in making repurchases under our repurchase programs. Even if CIMA and CBI allow dividends to be issued to us by Greenlight Re or GRIL, there may be other legal limitations to the extent to which our subsidiaries, including Verdant, may pay dividends or otherwise distribute funds to, or engage in transactions with us. As such, we cannot guarantee the amounts or timing of any repurchases of our Class A ordinary shares and 4.00% Convertible Senior Notes due 2023.

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

Link to Table of Contents

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

Provisions of our Third Amended and Restated Memorandum and Articles of Association, or Articles, the Companies Law of the Cayman Islands and our corporate structure may each impede a takeover, which could adversely affect the value of our Class A ordinary shares.

Our Articles contain certain provisions that could make it difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. Our Articles provide that a director may only be removed for “cause” as defined in the

Link to Table of Contents

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

Our Articles permit our Board to issue preferred shares from time to time, with such rights and preferences as they consider appropriate. Our Board may authorize the issuance of preferred shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction, deny shareholders the receipt of a premium on their Class A ordinary shares in the event of a tender or other offer for Class A ordinary shares and have a depressive effect on the market price of the Class A ordinary shares.

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

In addition, David Einhorn, Chairman of our Board, owns all of the outstanding Class B ordinary shares. As a result, we will not be able to enter into a scheme of arrangement without the approval of Mr. Einhorn as the holder of our Class B ordinary shares.

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

Link to Table of Contents

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

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against our Board.

Provisions of our Articles may reallocate the voting power of our Class A ordinary shares and Class B ordinary shares, allow us to require a shareholder to sell its Class A ordinary shares, and subject holders of Class A ordinary shares and Class B ordinary shares to Securities and Exchange Commission compliance.

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

Additionally, under our Articles and subject to Cayman Islands law, if our Board determines, from time to time and at any time, that (1) a person would own in excess of 9.9% of our Class A ordinary shares or (2) ownership by any person of our Class A ordinary shares would result in any adverse tax, regulatory or legal consequence to us or any of our subsidiaries, then the Board may, in its absolute discretion, determine the extent to which it is necessary or advisable to require the sale by such shareholders in order to avoid or cure any adverse or potentially adverse consequences (the shares subject to such determination, the “Repurchase Securities”). If the Board has determined it is necessary or advisable to require the sale by such shareholders of such Repurchase Securities, it will provide written notice to the affected shareholders setting forth the

Link to Table of Contents

repurchase price and the date the Repurchase Securities are to be purchased. We have the option, but not the obligation, to elect to purchase all or part of the Repurchase Securities at a price equal to the fair market value of such Repurchase Securities on the business day immediately prior to the date we send the repurchase notice.

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

PART III

Link to Table of Contents

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following tables and biographical descriptions provide information regarding our directors and executive officers as of the date of this Amendment. There is no family relationship among any of the directors and/or any of the executive officers of the Company.

Directors

Name	Age	Position	Director Since
Alan Brooks(1)(3)(4)	73	Director	2004
Simon Burton(3)	49	Director, Chief Executive Officer	2017
David Einhorn(3)	51	Chairman	2004
Leonard Goldberg(3)	57	Director	2005
Ian Isaacs(2)(4)	65	Director	2008
Frank Lackner	51	Director	2004
Bryan Murphy(1)(2)(3)	74	Director	2008
Joseph Platt(1)(2)(4)(5)	72	Director	2004
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Underwriting Committee
(4) Member of Nominating and Corporate Governance Committee
(5) Lead Director

Set forth below is biographical information concerning each director of the Company, including a discussion of such director’s particular experience, qualifications, attributes or skills that lead our Nominating and Corporate Governance Committee and our Board of Directors (the “Board”) to conclude that such person should serve as a director of the Company.

Alan Brooks has been a director of our Board since July 2004.  Mr. Brooks also has served as a director of Greenlight Re since 2004.  From February 2001 until his retirement in July 2003, Mr. Brooks was engaged as a consultant by KPMG in the Cayman Islands.  Prior to that, from 1984 to 1999, Mr. Brooks served as the non-life insurance practice partner at KPMG in the Cayman Islands.  During those years, Mr. Brooks specialized in providing audit and liquidation services to the offshore insurance industry.  Mr. Brooks was engaged as the audit partner for over 150 licensed insurance companies in the Cayman Islands, ranging from companies writing property and casualty, life and credit insurance as well as special purpose vehicles formed to insure catastrophe risks.  Mr. Brooks has significant experience in the preparation of financial statements in accordance with United States and International generally accepted accounting principles.  From 2009 to May 2017, Mr. Brooks served as a director of Investors Trust Assurance SPC, a Cayman based insurance company.  Mr. Brooks has been a Fellow of the Institute of Chartered Accountants of England & Wales since 1979.  Prior to qualifying as a Chartered Accountant, Mr. Brooks received a Diploma of Education from the North Buckinghamshire College of Education in 1968.  Our Nominating and Corporate Governance Committee and our Board believe that Mr. Brooks should serve as a director given his Cayman Islands residency and extensive audit, accounting and financial experience and expertise.

Simon Burton has served as Chief Executive Officer and a director of our Board since July 2017. Mr. Burton also has served as a director of Greenlight Re since July 2017. From June 2014 until his appointment as our Chief Executive Officer, Mr. Burton participated in a variety of entrepreneurial efforts in the reinsurance and insurance industry. From July 2012 to June 2014, Mr. Burton served as Chief Executive Officer and director of S.A.C. Re, Ltd. (“SAC Re”), from its inception until its sale to Hamilton Insurance Group, Ltd., where he was responsible, among other things, for building the company’s global reinsurance portfolio. From June 2010 to July 2012, Mr. Burton was involved in the strategic planning, capital raising and formation of SAC Re. Prior to SAC Re, from January 2007 to June 2010, Mr. Burton served in a variety of roles at Lancashire Group, including Deputy Chief Executive Officer and Chief Executive Officer of the company’s Bermuda subsidiary. Mr. Burton also spent 10 years at Financial Solutions International, an underwriting division of ACE Limited, where he eventually rose to the role of President. Mr. Burton received his Bachelor of Science degree in Mathematics from Imperial College, London University. Our Nominating and Corporate Governance Committee and our Board believe that Mr. Burton’s role as Chief Executive Officer, together with his extensive senior management experience in international insurance and reinsurance companies and prior service on other boards of directors, make him well suited to serve as a member of our Board.

David Einhorn has been a director of our Board since July 2004 and Chairman of our Board since August 6, 2004.  Mr. Einhorn also has served as a director of Greenlight Re since 2004. Mr. Einhorn co-founded, and has served as the President of, Greenlight Capital, Inc., since January 1996.  Mr. Einhorn serves as President of DME Advisors, LP, or DME

Link to Table of Contents

Advisors, the investment advisor of Solasglas Investments, LP (“SILP”), in which the Company invests.  Greenlight Capital, Inc. and DME Advisors are affiliates of the Company.  Since April 2006, Mr. Einhorn has served as a director of Green Brick Partners, Inc. (Nasdaq: GRBK), formerly named BioFuel Energy Corp.  Mr. Einhorn graduated summa cum laude with distinction from Cornell University in 1991 where he earned a B.A. from the College of Arts and Sciences.  Our Nominating and Corporate Governance Committee and our Board believe that Mr. Einhorn should serve as a director given his investment expertise and business experience and his significant share ownership in the Company.

Leonard Goldberg has been a director of our Board since August 2005.  Mr. Goldberg also has served as a director of Greenlight Re since 2005. Mr. Goldberg served as our interim Chief Executive Officer from March 31, 2017 through June 30, 2017. Mr. Goldberg previously served as a director of GRIL from 2010 to 2014 and as Chief Executive Officer of our Company from August 2005 through August 2011.  Mr. Goldberg has more than 30 years of insurance and reinsurance experience.  He worked with the Alea Group, a reinsurance company, from August 2000 to August 2004, including serving as chief executive officer of Alea North America Insurance Company and Alea North America Specialty Insurance Company from March 2002 to August 2004, where he was responsible for the insurance and reinsurance strategy for the North America region.  Prior to working with the Alea Group, Mr. Goldberg served as Chief Actuary and Senior Vice President – Financial Products of Custom Risk Solutions, a managing general agency company, from April 1999 to August 2000.  From May 1995 to December 1998, Mr. Goldberg provided various actuarial services to Zurich Group, a reinsurance company, including acting as chief actuary of Zurich Re London.  Mr. Goldberg received his B.A. in Mathematics from Rutgers University in 1984 and Masters in Business Administration, Finance Concentration, from Rutgers Executive MBA program in 1993 and is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.  Our Nominating and Corporate Governance Committee and our Board believe that Mr. Goldberg should serve as a director given his prior experience as Chief Executive Officer of the Company and his significant insurance and reinsurance experience and expertise.

Ian Isaacs has been a director of our Board since May 2008.  Mr. Isaacs also has served as a director of Greenlight Re since 2008. Since August 2015, Mr. Isaacs has served as Managing Member of Katonah Research LLC, a firm which provides market intelligence to professional investors. From September 2012 to April 2015, Mr. Isaacs served as a senior partner at Gagnon Securities, a New York-based broker dealer where his duties included providing portfolio analytics and market intelligence to institutional investors.  Previously, from April 2008 to July 2012, Mr. Isaacs served as a senior partner at Merlin Securities, a San Francisco-based broker dealer. Mr. Isaacs previously served as a director of our Board from its founding in July 2004 until February 2007.  Mr. Isaacs stepped down from the Board in February of 2007, due to his then-current employer’s policy prohibiting its employees from serving on boards of publicly-traded companies.  Mr. Isaacs rejoined the Board in May 2008, shortly after joining Merlin Securities.  Previously, from July 2000 to March 2008, Mr. Isaacs served as a Senior Vice President, Investments, with UBS Financial Services, a subsidiary of UBS AG, a Zurich-based investment bank.  At UBS Financial Services and Merlin Securities, Mr. Isaacs conducted market research for institutional investors, including Greenlight Capital, Inc. Our Nominating and Corporate Governance Committee and our Board believe that Mr. Isaacs should serve as a director given his significant experience in the securities business, evaluating business models and executive strategy, as well as his financial investment experience and expertise.

Frank Lackner has been a director of our Board since July 2004.  Mr. Lackner has served as a director of Greenlight Re since 2004 and previously served as a director of GRIL from 2010 until December 5, 2018.  Mr. Lackner has served as Corporate Advisor to Lackner Capital Advisors LLC, an advisory firm, since 2007.  Mr. Lackner previously served as Managing Director at Freeman & Co. LLC, a boutique M&A advisory and strategic management consulting firm, from 2010 to 2011.  He served as Managing Director of Fox-Pitt Kelton Cochran Caronia Waller, a global specialist investment bank, from May 2007 to September 2007.  Prior to this, Mr. Lackner served as a managing director of Torsiello Securities Inc., an investment banking and financial advisory services company to the global insurance and financial services industry, and its predecessor firm from October 2001 until October 2006.  From January 1998 to October 2001, Mr. Lackner was a founder and Chief Executive Officer of RiskContinuum, Inc., an online reinsurance trading exchange.  During such time, Mr. Lackner also provided consulting services to First International Capital LLC and to other clients in the insurance industry. Mr. Lackner received his Bachelors of Business Administration in Banking and Finance from Hofstra University in 1989.  Our Nominating and Corporate Governance Committee and our Board believe that Mr. Lackner should serve as a director given his insurance and reinsurance, global investments and financial advisory experience and expertise.

Bryan Murphy has been a director of our Board since May 2008.  Mr. Murphy also has served as a director of Greenlight Re since 2008 and Chairman of the Board of GRIL since December 5, 2018. From 1996 until his retirement in December 2007, Mr. Murphy served as a founding director and Chief Executive Officer of Island Heritage Holdings Ltd., a Cayman Islands based property, liability and automobile insurer.  Prior to Island Heritage, Mr. Murphy acted as a consultant to Trident Partnership from 1994 to 1996 and was employed by International Risk Management Group from 1978 to 1994.  Mr. Murphy has over 40 years’ experience in the insurance business and has held senior positions in several countries, including the Cayman Islands, Ireland, Ethiopia and Saudi Arabia.  From 2014 to 2016, Mr. Murphy served on the board of directors of Bahamas First General Insurance Co., a company that provides general insurance coverage in the Bahamas. Mr.

Link to Table of Contents

Murphy currently serves on the board of directors of Colliers Bay Insurance Limited, Montgomery Insurance Company and Cayman First Insurance Company Ltd., among others. Mr. Murphy holds a degree in Economics and Mathematics from University College, Dublin, Ireland.  Our Nominating and Corporate Governance Committee and our Board believe that Mr. Murphy should serve as a director given his Cayman Islands residency and his understanding of accounting and financial experience and expertise based on his extensive senior management experience in international insurance and reinsurance companies.

Joseph Platt has been a director of our Board since July 2004.  Mr. Platt also has served as a director of Greenlight Re since 2004. Mr. Platt is an active investor as the general partner at Thorn Partners, LP, a family limited partnership since 1997.  Mr. Platt’s career at Johnson and Higgins, or J&H, a global insurance broker and employee benefits consultant, spanned 27 years until the sale of J&H to Marsh & McLennan Companies in March 1997.  At the time of the sale of J&H, Mr. Platt was an owner, director and executive vice president responsible for North America and marketing and sales worldwide.  Mr. Platt was head of the operating committee and a member of the executive committee at J&H.  He serves as an independent director of the BlackRock Open End & Liquidity Funds.  Mr. Platt also serves as a director of Consol Energy Inc. (NYSE: CEIX), one of the largest independent natural gas exploration, development and production companies. Mr. Platt serves as Chairman of the Board of Basic Health International, a not for profit organization whose mission is to eradicate cervical cancer globally. Mr. Platt is a member of the New York State Bar Association.  Mr. Platt received his B.A. from Manhattan College in 1968 and his J.D. from Fordham University Law School in 1971.  Mr. Platt also attended Harvard Business School’s Advanced Management Program in 1983.  Our Nominating and Corporate Governance Committee and our Board believe that Mr. Platt should serve as a director given his insurance and compensation and benefits experience and expertise.

Alternate Director

Daniel Roitman.  Section 14 of the Articles provides that any director (other than an alternate director) may, by writing, appoint any other director, or any other person willing to act, to be an alternate director for such director and, by writing, may remove from office an alternate director so appointed by him.  Mr. Einhorn has appointed Daniel Roitman as his alternate director and we anticipate Mr. Einhorn, if re-elected, will continue to appoint Mr. Roitman as his alternate director .  Mr. Roitman is not a director of Greenlight Re, but has served as a director of GRIL since December 5, 2018.  Mr. Roitman has served as Chief Operating Officer and partner of Greenlight Capital, Inc. since January 2003. From 1996 through 2002, Mr. Roitman served as a vice president at Goldman Sachs.  Before joining Goldman Sachs, Mr. Roitman was employed as a member of the New York technology practice at Andersen Consulting, now Accenture.  Mr. Roitman earned a B.S. with distinction in electrical engineering from Cornell University in 1991 and a Master of Engineering in 1992.  Mr. Roitman graduated with distinction from the New York University Stern School of Business in 2002, earning an MBA in Finance.  Mr. Einhorn has appointed Mr. Roitman as his alternate given Mr. Roitman’s financial investment and business experience and expertise.

Executive Officers

Name	Age	Position	Position Since
Simon Burton*	49	Director, Chief Executive Officer	2017
Tim Courtis	59	Chief Financial Officer	2006
Brendan Barry	48	Chief Underwriting Officer	2011
Patrick O’Brien	50	Chief Executive Officer, GRIL	2017
Laura Accurso	44	General Counsel and Corporate Secretary	2016
Thomas Curnock	48	Chief Risk Officer	2016
Neil Greenspan	52	Chief Accounting Officer	2018
*See biography above under “Directors”

Tim Courtis has served as Chief Financial Officer of the Company since May 2006.  Mr. Courtis has over 20 years experience in the property and casualty reinsurance, captive and insurance industry.  Mr. Courtis was President and Chief Financial Officer of European International Reinsurance Company Ltd., a subsidiary of Swiss Re, from August 1994 until April 2006, where he was responsible for the management and financial analysis of Swiss Re’s Barbados-based entities.  Prior to joining Swiss Re in 1994, Mr. Courtis worked for Continental Insurance in Barbados and International Risk Management Company in Bermuda where he performed duties as senior account manager to various captive insurance companies.  Mr. Courtis is a Canadian Chartered Accountant and has an MBA from York University, Toronto, and a Bachelor of Business from Wilfrid Laurier University, Waterloo.

Brendan Barry has served as Chief Underwriting Officer of the Company since August 2011.  Prior to this, Mr. Barry was Senior Vice President of the Company since September 2006 when he joined Greenlight Re.  Mr. Barry has over 20 years

Link to Table of Contents

experience in the property and casualty insurance and reinsurance industry.  Mr. Barry previously served as Vice President of Platinum Underwriters (Bermuda) Ltd. and Senior Underwriter for Hannover Reinsurance (Ireland) Ltd. where he managed a diversified portfolio of reinsurance transactions.  Mr. Barry holds a Bachelor of Arts from the National College of Ireland, a post graduate diploma in statistics from Dublin University (Trinity College) and an MBA from Smurfit School of Business (University College Dublin).

Patrick O’Brien has served as the Chief Executive Officer of GRIL since March 2017 and a director of the GRIL Board since June 2016.   From February 2016 to June 2016, Mr. O’Brien served as the Chief Executive Officer of Motor Insurers’ Bureau of Ireland, a non-profit organization that compensates victims of road traffic accidents caused by uninsured and unidentified vehicles. Prior to this, from 2011 to 2015, Mr. O’Brien served as the Chief Executive Officer of Liberty Insurance, a significant domestic Irish market insurer, where he was responsible for establishing the insurer in Ireland, following an acquisition of a business under administration. From 2001 through 2011, Mr. O’Brien served as a director and Chief Operating Officer of Liberty Mutual Insurance Europe, Liberty Mutual’s commercial and specialty business in Europe.  Prior to this, he spent six years in Bermuda with Deloitte and The Hartford. He is a Fellow of the Institute of Chartered Accountants in Ireland. He holds a degree in Accounting and Finance from Dublin City University.

Laura Accurso has served as General Counsel and Corporate Secretary of the Company since February 2016.  Ms. Accurso previously served as the Company’s Counsel and Corporate Secretary from January 2011 to February 2016.  Prior to joining the Company, from April 2007 to August 2009, Ms. Accurso specialized in reinsurance law as an attorney in the Insurance and Financial Services group at Sidley Austin LLP, a leading international law firm.  Ms. Accurso is a member of the American Bar Association, the New York State Bar Association, the Law Society of England and Wales and is a qualified U.K. solicitor (not practicing) as well as an attorney admitted to practice in the Cayman Islands and a member of the Cayman Islands Legal Practitioners Association and Cayman Islands Bar Association. She is a graduate of McGill University and Syracuse University College of Law.

Thomas Curnock has served as Chief Risk Officer of the Company since April 2016. Prior to that, Mr. Curnock worked in risk management and as an underwriter since July 2009 when he joined the Company. Mr. Curnock has over 20 years experience in the property and casualty reinsurance industry. He has previously served as Senior Vice President of Aon Benfield Securities as an investment banker and Senior Vice President of Aon Benfield as a structured reinsurance broker. Mr. Curnock holds a Bachelor of Science in Mathematics and a Ph.D. in computer science from University of Salford.

Neil Greenspan has served as Chief Accounting Officer of the Company since December 31, 2018. Mr. Greenspan has over 20 years of reinsurance and insurance industry experience. Mr. Greenspan was the Senior Vice President, Financial Reporting of the Validus Group from November 2017 until joining the Company, and was the Chief Accounting Officer of the Montpelier Group from January 2006 to January 2016. Prior to joining the Montpelier Group, Mr. Greenspan held a senior finance position at ACE Financial Solutions International.  Mr. Greenspan is a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Massachusetts Society of CPAs. He received his Bachelor of Arts degree in Philosophy and Political Science from Bucknell University and his MBA degree and Master of Science degree in Accounting from Northeastern University.

AUDIT COMMITTEE

We have a standing Audit Committee of the Board that is currently composed entirely of non-management directors, each of whom the Board has determined is independent in accordance with the Nasdaq stock market rules and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Audit Committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices.  The Audit Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities and which can be found on our website at www.greenlightre.com.  Mr. Brooks has been designated as an “audit committee financial expert” as defined under the rules of the SEC. Mr. Murphy has been designated as an “audit committee financial expert” as defined under the rules of the SEC based on Mr. Murphy’s education, experience as a principal executive officer and other relevant experience described under “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

CODE OF ETHICS

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. Our current version of the Code of Ethics is available on our website at www.greenlightre.com.

Link to Table of Contents

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our directors, executive officers and the persons who beneficially own more than 10% of our ordinary shares file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC.  Executive officers, directors and greater than 10% shareholders are required by regulations promulgated by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on the reports received by us and on the written representations of the reporting persons, we believe that no director, executive officer or greater than 10% shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal year 2019.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

All directors, other than Mr. Einhorn and anyone also serving in the capacity of our Chief Executive Officer, receive compensation from us for their services as directors.  Under the Articles, our directors may receive compensation for their services as may be determined by our Board.  Our Compensation Committee determined that the annual retainer we pay to our directors, excluding Mr. Einhorn and anyone also serving in the capacity as our Chief Executive Officer, is $70,000, payable at the election of the directors either quarterly in advance, in cash, or at once in restricted shares, which restricted shares will vest on the earlier to occur of (i) the one year anniversary of the grant date and (ii) the next Annual General Meeting of Shareholders of the Company, generally subject to continued service through the applicable vesting date; provided, however, that the shares will become fully vested upon (i) the termination of the director’s service due to death or disability prior to the vesting date or (ii) the occurrence of a “change in control” (as defined below) prior to the vesting date, provided the director is in continuous service immediately prior to such “change in control”.  Each director is also annually awarded restricted shares with a grant date value of $105,000, which will vest on the earlier to occur of (i) the one year anniversary of the grant date and (ii) the next Annual General Meeting of Shareholders of the Company, subject to continued service through the applicable vesting date; provided, however, that the shares will become fully vested upon (i) the termination of the director’s service due to death or disability prior to the vesting date or (ii) the occurrence of a “change in control” prior to the vesting date, provided the director is in continuous service immediately prior to such “change in control”.  Our Compensation Committee also determined that the Chairman of the Audit Committee (Mr. Brooks) receives an additional $20,000 in cash annually, payable quarterly in advance.

Director Compensation Table

The following table summarizes the total compensation paid or awarded to our independent directors in 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Total ($)
Alan Brooks	90,000	105,000	195,000
Leonard Goldberg (1)	35,000	105,000	140,000
Ian Isaacs	70,000	105,000	175,000
Frank Lackner	70,000	105,000	175,000
Bryan Murphy (2)	125,970	105,000	230,970
Joseph Platt	—	175,000	175,000
Hope Taitz (4)	42,703	105,000	147,703

(1)
During 2014 it was agreed between the Compensation Committee and Mr. Goldberg, that as a past NEO, Mr. Goldberg will receive reduced director compensation related to certain underwriting losses experienced in prior underwriting years. As such, Mr. Goldberg’s annual retainer was reduced by $35,000.

(2)
The $125,970 includes €50,000 that Mr. Murphy earned as compensation for his services as a director for GRIL. Such amount reported is based on an average conversion rate for 2019, which was $1.1194 United States dollars for each Euro.

(3)
All stock awards were granted under our stock incentive plan.  The value reported above in the “Stock Awards” column is the aggregate grant date fair value of the awards granted in 2019, determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note

Link to Table of Contents

11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The number of restricted Class A ordinary shares issued as stock awards to each of Messrs. Brooks, Goldberg, Isaacs, Lackner, Murphy, Platt and Ms. Taitz during 2019 was 10,116, 10,116, 10,116, 10,116, 10,116, 16,860 and 10,116, respectively. These shares remained unvested as of December 31, 2019, other than Ms. Taitz’s shares which were forfeited in connection with her resignation from our Board and the Greenlight Re board of directors on August 9, 2019.

(4)	Ms. Taitz resigned from our Board and the Greenlight Re board of directors on August 9, 2019. Fees were paid on a pro-rata basis.

COMPENSATION DISCUSSION AND ANALYSIS

“Say on Pay” Vote

At our 2019 Annual General Meeting of Shareholders held on May 2, 2019, shareholders were asked to consider and vote on a resolution approving the compensation of our named executive officers, commonly referred to as “say on pay.”  A substantial majority of our stockholders approved the compensation of our named executive officers, with approximately 97.5% of the votes cast in favor of that say on pay resolution.  While we are pleased with our shareholder support, we will continue to actively evaluate our compensation program.

Named Executive Officers

For 2019, our named executive officers, or NEOs, and their respective titles as of December 31, 2019 were as follows:

•	Simon Burton, Chief Executive Officer;

•	Tim Courtis, Chief Financial Officer;

•	Brendan Barry, Chief Underwriting Officer;

•	Patrick O’Brien, Chief Executive Officer, GRIL; and

•	Laura Accurso, General Counsel and Corporate Secretary.

Mr. Burton was a named executive officer for 2019 based on his position as our Chief Executive Officer. Mr. Courtis was a named executive officer for 2019 based on his position as our Chief Financial Officer.  Messrs. Barry and O’Brien and Ms. Accurso were named executive officers for 2019 by reason of being three of the Company’s most highly compensated executive officers other than persons serving as the Company’s Chief Executive Officer and Chief Financial Officer, who were serving as executive officers as of December 31, 2019.

Compensation Policy

In general, we seek to pay salaries that are commensurate with the salaries paid to executives at other reinsurance companies.  However, as we are the first open market property and casualty reinsurer operating in the Cayman Islands, no direct comparisons may be made.

Our performance-driven compensation policy consists of the following three main components:

•	base salary;

•	bonuses; and

•	equity-based compensation.
We use short-term compensation comprised of base salary and annual cash bonuses and long-term compensation comprised of deferred bonuses and stock options, restricted share units, and/or restricted shares, as applicable, in an effort to align our employees’ and executive officers’ interests with those of our shareholders and increase long-term growth in book value per share. In addition, from time to time and under certain circumstances, we award sign-on bonuses, retention bonuses and other bonuses and/or bonus opportunities.

Our Compensation Committee reviews and approves all recommendations made with respect to deferred bonuses, stock options, restricted share units, and restricted shares, as applicable, for all of our employees, including our NEOs.  Additionally, the Compensation Committee reviews and approves all discretionary, sign-on, retention and other

Link to Table of Contents

bonuses, if any, of our NEOs.  Each year, our Chief Executive Officer provides information and recommendations to the Compensation Committee with respect to individual performance to assist the Compensation Committee with its analysis and evaluation of each employee’s compensation, including the NEOs.  However, our Chief Executive Officer does not make recommendations regarding his own compensation.  Accordingly, the Compensation Committee considers the performance of our Chief Executive Officer and determines and approves the amount of any discretionary, sign-on, retention and/or other bonus that he receives.  While the Compensation Committee considers the recommendations of our Chief Executive Officer, it is not bound by his recommendations.  While the Compensation Committee is generally familiar with the compensation of similarly situated individuals and does consider this information when making compensation decisions, given the nature of our business and compensation, the Compensation Committee has not felt it necessary to utilize the services of a compensation consultant or to do any formal benchmarking. The Compensation Committee obtains legal advice regarding executive compensation matters from its independent outside legal counsel.

Base Salary

We use base salary to recognize the experience, skills, knowledge, roles and responsibilities of our employees and executive officers.  When establishing the base salaries of our NEOs, our Compensation Committee considers a number of factors, including:

•	the individual’s years of experience;

•	the functional role of the individual’s position;

•	the level of the individual’s responsibility;

•	our ability to replace the individual; and

•	to the extent applicable, the limited number of well-qualified candidates available in or willing to relocate to the Cayman Islands.
Base salaries are expected to be reviewed by the Compensation Committee for possible increases at least once every three years and the timing of such review depends on the nature of the individual’s responsibilities and whether the Compensation Committee believes that changed circumstances warrant such review.

Our Compensation Committee reviewed the annual base salaries of the NEOs in 2019 and, based on its review, our Compensation Committee determined that no changes were required other than a change in February 2019 to Ms. Accurso’s base salary, which was increased from $355,000 to $390,000, effective as of January 1, 2019, and to Mr. O’Brien’s base salary, which was increased from €300,000 to €320,000, effective as of January 1, 2019. For 2019, the base salaries for Messrs. Burton, Courtis, and Barry remained at $650,000, $422,000, and $500,000, respectively.

 Bonuses

We use bonuses to reward individual and company performance.  We expect our bonuses to be variable from year to year primarily due to our expectation of annual variability in our underwriting results.  Our Compensation Committee determines each NEO’s target bonus, expressed as a percentage of base salary.  For 2019, the target bonus amounts (expressed as a percentage of annual base salary) for Messrs. Burton, Courtis, Barry, O’Brien, and Ms. Accurso remained at 120%, 50%, 65%, 60% and 50% respectively.

All of our employees, including our NEOs, are eligible to participate in our bonus program.  Under the bonus program, the majority of our employee’s target bonus, including our NEOs, consists of two components: a quantitative component based on the return on deployed equity, or RODE, relating to our reinsurance operations and a discretionary component based on a qualitative assessment of each employee’s performance.  Each employee participating in the quantitative component of our bonus program is assigned a percentage of the portion of his or her bonus that will be determined based upon the quantitative component of his or her bonus.  An employee’s quantitative bonus percentage may be adjusted annually by the Compensation Committee based primarily on the roles and responsibilities of the employee and the level of their direct involvement in underwriting operations.  The remaining portion of the target bonus is discretionary and determined based on a qualitative assessment of the employee’s performance in relation to certain annual performance goals and objectives.

Link to Table of Contents

Quantitative Bonus

Each year, the majority of our employees, including our NEOs, are entitled to receive a portion of a bonus pool based on quantitative performance.  Each participating employee, including our NEOs, is assigned a quantitative bonus participation percentage, or a QBP percentage, which indicates the portion of his or her bonus that will be determined based on RODE (as described below) for each underwriting year.  Deployed equity is the aggregate allocated equity calculated by our proprietary models based upon the risk profile of each reinsurance contract written. A quantitative bonus will be calculated and payable in three annual installments following the third, fourth and fifth years after the applicable underwriting year.  Also, any losses in respect of a given underwriting year will be, subject to the Board’s discretion, recouped in subsequent years; any quantitative bonus over or underpayments due to still open contracts will be adjusted, subject to the Board’s discretion, in subsequent years. We therefore do not risk paying large bonuses for contracts that do not perform well over time.  An employee must be employed by us or one of our subsidiaries on January 1st following the end of the applicable fiscal year in order to receive the quantitative component of his or her bonus with respect to such year, but need not be employed by us at the date of payment of the deferred amounts.  Our Compensation Committee has the discretion to reduce or increase the total aggregate quantitative bonus pool for any particular underwriting year based on particular reinsurance industry events or other extraordinary factors.

If our Compensation Committee expects an individual to have a direct or significant impact on our underwriting operations, it will assign that individual a higher QBP percentage.  Similarly, if our Compensation Committee expects that an individual will not have a direct or significant impact on our underwriting operations it will assign that individual a lower QBP percentage.  Our Compensation Committee believes that the performance of each of Mr. Burton, our Chief Executive Officer, Mr. Barry, our Chief Underwriting Officer, and Mr. O’Brien, Chief Executive Officer, GRIL, will have a direct and/or significant impact on our underwriting operations.  Therefore, they have been assigned higher QBP percentages, whereas Mr. Courtis, our Chief Financial Officer, and Ms. Accurso, our General Counsel and Corporate Secretary, have been assigned a lower QBP percentage, as the Compensation Committee believes that their individual performance should be weighted more heavily when making bonus determinations.  For each NEO, their QBP percentage may be adjusted annually by our Compensation Committee.  For 2019, our Compensation Committee determined that the QBP percentages assigned to Messrs. Burton, Courtis, Barry and O’Brien and Ms. Accurso remained appropriate.  Accordingly, for 2019, Mr. Burton’s QBP percentage remained at 80%, Mr. Courtis’ QBP percentage remained at 40%, Mr. Barry’s QBP percentage remained at 70%, Mr. O’Brien’s QBP percentage remained at 60%, and Ms. Accurso’s QBP percentage remained at 40%.

The sum of the target quantitative bonuses for all employee participants, including NEOs, equals the total target quantitative bonus pool.  Each participant’s share of the quantitative bonus pool is his or her target quantitative bonus divided by the total target quantitative bonus pool.  The amount of quantitative bonus ultimately paid to each participant is based upon the participant’s share of the quantitative bonus pool multiplied by the ultimate quantitative bonus declared.

RODE is the percentage return based on net underwriting income, net of all general and administrative expenses, all discounted at a risk free rate selected for such underwriting year, in relation to the sum of the deployed capital allocated to each of the contracts underwritten.  The amount of quantitative bonus awarded, if any, is determined based on the excess of the actual RODE compared to a risk free return.

A target RODE is established for the entire underwriting portfolio each year by the Compensation Committee and is an amount equal to the sum of (i) the “risk free rate,” as determined annually by the Underwriting Committee and (ii) a fixed percentage in excess of the risk free rate for each contract underwritten based upon the inherent risk in such contract.  Currently we use one fixed percentage for all frequency business and another percentage for all severity business.  A higher fixed percentage is assigned for severity business to reflect the inherently riskier nature of that business.

Expressed as a formula, for each underwriting year, target RODE is calculated as follows:

Target RODE = Risk Free Rate + {the sum of (a fixed percentage times the amount of deployed equity for each contract) / total deployed equity}

At the end of the deferral period, the actual RODE is compared to the target RODE for the applicable underwriting year and the quantitative bonus pool is funded in accordance with the following formulas:

Link to Table of Contents

Actual RODE	Amount Credited to Quantitative Bonus Pool
Equal to or less than Risk Free Rate	Zero
Between Risk Free Rate and Target RODE
The sum of all employees’ target quantitative bonuses multiplied by a fraction, the numerator of which equals the actual RODE minus the risk free rate, and the denominator of which equals the target RODE minus the risk free rate.

Greater than Target RODE	The sum of all employees’ target quantitative bonuses plus 10% multiplied by the excess of actual RODE over target RODE multiplied by deployed equity.
Greater than Target RODE + 5%	In addition to the bonus calculated above, an additional bonus pool will be created equal to 10% multiplied by the excess of actual RODE over (target RODE + 5%) multiplied by deployed equity.
There is no maximum amount that may be paid under the quantitative component of our bonus plan.  Likewise, there is no fixed minimum amount and therefore the quantitative component of the bonus plan could be zero for any particular underwriting year, where the actual RODE is less than the risk free rate. Furthermore, commencing in the 2012 underwriting year, where the actual RODE is less than zero, signifying an underwriting loss, underwriting losses will be carried forward to future underwriting years and recouped against underwriting profits.

Additionally, the Compensation Committee has the discretion to make adjustments to the calculation of the quantitative bonus pool due to significant over-performance or deficiencies.  For example, the quantitative bonus pool could be reduced if it related to over-weighting and short term good fortune on natural catastrophe business.  Alternatively, the quantitative bonus pool could be increased if in a generally poor underwriting year for the reinsurance industry, we demonstrated a prudent use of deployed capital and achieved a positive return above the industry average return on capital. During 2013, the Compensation Committee determined that as a result of underwriting losses experienced with respect to the 2009 and 2010 underwriting years, certain past and present NEOs would be required to deduct from future quantitative bonus payments or directors fees, amounts to reflect the losses carried forward from these underwriting years. Based on calculations performed as of December 31, 2019, Mr. Courtis’ and Mr. Barry’s future quantitative bonus payments may be reduced by $491,225 and $479,467, respectively. The Compensation Committee determined that future quantitative bonuses paid to these NEOs would be reduced by fifty percent until such time that the loss carry forward amounts are recouped.

The initial calculation of the quantitative bonus pool is deferred for a period of time following the end of the applicable underwriting year because we believe that short-term results are not an accurate indicator of any contract’s performance.  For the 2014 underwriting year and beyond, the initial calculation is deferred for three years.  Subject to the requirements of Code Section 457A, initial calculations are scheduled to be made with respect to the 2019 underwriting year on January 1, 2023 and an initial payment of 33% of the quantitative bonus pool is expected to be made in calendar year 2023.  Further calculations for the 2019 underwriting year will be made on January 1, 2024 and 2025 and payments of 33% and 34% of the re-calculated quantitative bonus pool are expected to be made in calendar years 2024 and 2025, respectively. As such, the employee’s receipt of the quantitative portion of his or her bonus is deferred until we can better determine the actual performance of the reinsurance contracts bound by us during each underwriting year.  We believe that this helps us better align the interests of employees and shareholders, by paying bonuses once the business develops instead of based solely on initial accounting of results.  The unpaid portion of the calculated bonus pool will accrue our investment return from December 31 of the underwriting year until December 31 of the year prior to payment or partial payment.

In February 2020, the Compensation Committee approved the updated calculations for the quantitative bonus pool with respect to the 2014, 2015 and 2016 underwriting years based on performance through December 31, 2019. For the 2014 underwriting year, the updated calculations reflect the Company’s successful underwriting performance and results in above target performance. These amounts are adjusted for subsequent years’ investment performance and given the investment losses experienced in 2015 and 2018, the ultimate bonus awards were reduced as a result. For the 2015 and 2016 underwriting years, the updated calculations reflect below threshold performance and as such no quantitative bonus will be awarded. Although the Compensation Committee has discretion to make adjustments to the calculation of the quantitative bonus pool, it did not elect to exercise this discretion with respect to the quantitative bonuses related to the 2014, 2015 and 2016 underwriting years.

As a result of the updated RODE calculations for the 2014 underwriting year, the Compensation Committee approved quantitative bonus amounts for Messrs. Courtis and Barry and Ms. Accurso. The final installment, representing 34 percent of the 2014 underwriting year was paid on March 13, 2020. The total quantitative bonus amounts for this underwriting year,

Link to Table of Contents

including interest thereon, is $55,840 to Mr. Courtis, $122,140 to Mr. Barry and $25,935 to Ms. Accurso. These amounts awarded were determined based on such NEO’s share of the target quantitative bonus pool multiplied by the ultimate quantitative bonus declared and were paid on March 13, 2020. After application of the loss carry forward amounts, the net quantitative bonus amounts payable to Messrs. Courtis and Barry were $27,920 and $61,070, respectively.

Current estimates indicate that there is a small underwriting profit reported for 2019. We estimate that the quantitative bonus amounts which are payable in installments in 2023, 2024 and 2025, after reductions for losses carried forward from previous underwriting years, would equal approximately $55,600, $7,500, $20,300, $12,100 and $7,000 for Mr. Burton, Courtis, Barry, O’Brien and Ms. Accurso, respectively.

Discretionary Bonus

The discretionary portion of an employee’s annual bonus is determined by taking into account the employee’s achievement of individual performance goals established by the employee and management and reviewed and approved by our Chief Executive Officer or the Compensation Committee (in the case of the Chief Executive Officer).  The Chief Executive Officer makes a recommendation to the Compensation Committee with regard to the amount of any discretionary bonus to be awarded to the NEOs, but not for himself.  The Compensation Committee determines and approves the amount of any discretionary bonus awarded to the Chief Executive Officer.  In general, an employee must be employed by us or one of our subsidiaries on the last day of the year in order to receive the discretionary component of his or her bonus for the year. However, pursuant to the terms and conditions of each of Mr. Burton’s, Mr. O’Brien’s and Ms. Accurso’s employment agreement, each such NEO must be employed by us or one of our subsidiaries on the date that the bonus is to be awarded in order to receive the discretionary component of his or her bonus for the year.

With respect to the 2019 discretionary bonuses for our NEOs, the Compensation Committee considered the individual performance of such NEOs taking into account their respective achievements in relation to certain goals and objectives and such other criteria as our Compensation Committee deemed appropriate.  The following is a non-exhaustive list of factors considered by our Compensation Committee in making 2019 qualitative bonus determinations, none of which were assigned any particular weight:

Goals and objectives for Simon Burton:

•	Monitor and manage overall enterprise risk and profitability;

•	Manage the growth and development of our underwriting teams and oversee senior personnel hiring to ensure successful longer-term succession;

•	Manage the evaluation and identification of new core areas of underwriting and strategic opportunities;

•	Lead the development of overall corporate strategy and business development; and

•	Provide consistent and appropriate communications to the Board of Directors and shareholders.

Goals and objectives for Tim Courtis:

•	Manage corporate collateral and liquidity;

•	Effectively perform financial planning and reporting and full SEC compliance; and

•	Oversee our interactions with regulators, rating agencies and investor relations to ensure we have an open and transparent relationship with each.

Goals and objectives for Brendan Barry:

•	Manage the underwriting portfolio to achieve the underwriting plan;

•	Oversee continued improvement in business development to increase and diversify the Company’s client base; and

•	Develop a three year reinsurance plan.

Link to Table of Contents

Goals and objectives for Patrick O’Brien:

•	Manage the analysis and possible implementation of the strategic direction of the Irish operation;

•	Ensure transparent communication with the Central Bank of Ireland, head office and group Board of Directors; and

•	Provide strong leadership to Irish operations and Greenlight Re Innovations.

Goals and objectives for Laura Accurso:

•	Provide legal advice and manage internal and external matters, including outside counsel, relating to all legal agreements and matters;

•	Ensure compliance with all applicable laws and regulations as well as various policies and procedures;

•	Support key strategic projects and initiatives by providing advice on legal strategy and risks associated with business operations; and

•	Provide advice to the Board and its committees to ensure maintenance of strong corporate governance standards.

As a result of these analyses, in February 2020, the Compensation Committee approved discretionary bonus amounts with respect to 2019 performance for each of our NEOs, resulting in a $600,000 qualitative bonus award to Mr. Burton, a $80,000 qualitative bonus award to Mr. Courtis, a $80,000 qualitative bonus award to Mr. Barry, a $100,746 qualitative bonus award to Mr. O’Brien and a $200,000 qualitative bonus award to Ms. Accurso. Because he is based in Ireland, Mr. O’Brien’s cash compensation is generally paid to him in Euros rather than United States dollars. The foregoing reported bonus amount is based on an average conversion rate for 2019, which was $1.1194 United States dollars for each Euro.

Mr. Burton’s qualitative bonus was granted at 385% of target, which primarily reflects the Compensation Committee’s evaluation that Mr. Burton executed the strategy including achieving increased diversity of underwriting classes of business, continuing success of Greenlight Re Innovations, overseeing the strategic review process and managing risk. Mr. Courtis’ qualitative bonus was granted at 63% of target, which primarily reflects the Compensation Committee’s evaluation that Mr. Courtis managed the finance functions within the organization but was reduced in part due to the performance of certain legacy contracts. Mr. Barry’s qualitative bonus was granted at 82% of target which is a reflection of his continuing success in diversifying the underwriting portfolio but was reduced due to the performance of certain legacy contracts. Mr. O’Brien’s qualitative bonus was granted at 117% of target which is a reflection of his success in managing the Ireland branch office and also reflects his continued oversight of Greenlight Re Innovations. Ms. Accurso’s qualitative bonus was granted at 171% of target which is a reflection of the high quality of advice that she provides to the Company and her oversight of the claims function.

The discretionary bonus amounts were paid on March 13, 2020.

Sign-On Bonuses

From time to time, the Compensation Committee may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally they are used to incentivize candidates to leave their current employers or may be used to offset the loss of unvested compensation or future income that they may forfeit as a result of leaving their current employer or business.

Retention Bonuses

From time to time, the Compensation Committee, based upon a review of competitive conditions and/or the role and skill set of the individual, may approve retention arrangements for certain NEOs and other senior executives.

Other Bonuses

From time to time, the Compensation Committee may award other bonus opportunities and/or adopt additional bonus plans in order to incentivize employees and foster and support the success of the Company.

Link to Table of Contents

Greenlight Capital Re and Greenlight Re (collectively, the “Employer”) entered into a bonus agreement with Mr. Burton, dated as of September 22, 2019 (the “Bonus Agreement”). Pursuant to, and subject to the terms and conditions of, the Bonus Agreement, Mr. Burton is eligible to receive a cash bonus in the aggregate amount of $2,500,000, subject to, among other things, the Transaction Fee (as defined in that certain letter agreement by and between Credit Suisse (USA) LLC and the Company, dated as of May 28, 2019, as it may be amended from time to time). For more details on this cash bonus, see “Other Bonuses” and “Potential Payments upon Termination or Change in Control - Other Bonuses” below.
In addition, on September 22, 2019, Greenlight Capital Re adopted a bonus plan (the “Bonus Plan”) that provides for a $1,000,000 cash pool from which awards may be granted. All employees of the Company, other than the Chief Executive Officer, are eligible to participate in the Bonus Plan. The participants and the bonuses awarded under the Bonus Plan, if any, will be proposed by the Chief Executive Officer and determined by the Compensation Committee. The terms and conditions of the Bonus Plan are substantially similar to the terms and conditions of Mr. Burton’s Bonus Agreement as to conditions to payment, payment timing and termination. As of the date hereof, no participants have been designated and no awards under the Bonus Plan have been granted.

Stock Incentive Plan Awards

In 2004, Greenlight Capital Re adopted a stock incentive plan, which was amended and restated effective as of August 15, 2005, February 14, 2007, May 4, 2007, April 28, 2010 and April 26, 2017.  Pursuant to the terms of his employment agreement, on July 6, 2017, Mr. Burton was awarded a ten year stock option to acquire 480,000 Class A ordinary shares with a per share exercise price equal to $21.20, the fair market value per share on the date of grant.  Options granted to Mr. Burton vest as to 80,000 shares on June 30 of each of the first six anniversaries of June 30, 2017, subject to Mr. Burton’ continued employment with us on each vesting date.

Our Compensation Committee has decided that, with certain exceptions noted above, restricted shares or restricted share units, as applicable, generally are the preferred form of equity compensation as the Compensation Committee believes that restricted shares or restricted share units, as applicable, better align management with long-term shareholder value creation.  Our Compensation Committee determines the value of restricted share or restricted share unit grants that each NEO may receive, taking into account prior performance, our desire to retain the executive and the executive’s role within the Company.  Those executives who are most critical to our future growth generally receive larger awards.  With the exception of our Chief Executive Officer, the restricted shares or restricted share units, as applicable, will be subject to a three-year cliff vesting schedule.  Unvested restricted shares or restricted share units, as applicable (other than those granted to our Chief Executive Officer and those granted to Ms. Accurso pursuant to the terms of their employment agreements) will be forfeited if an NEO terminates employment for any reason (other than due to death or disability).  Currently, we expect long-term compensation, or the deferred portion of our bonus program and stock incentive plan awards, to continue to represent the majority of each NEO’s compensation.

In order to prevent the backdating of equity awards and to ensure that the timing of awards or the release of material information will not be accelerated or delayed to allow an award recipient to benefit from a more favorable stock price, on February 27, 2008, our Board of Directors and Compensation Committee adopted a policy with respect to our equity grant practices that delineates specific procedures that must be followed when granting equity awards.  We believe this policy helps the integrity of our equity award grant practices.

Our current practice is to grant equity awards in March of each fiscal year.

Pursuant to the terms of his employment agreement, on March 15, 2019, Mr. Burton was awarded 89,945 Class A ordinary restricted shares subject (i) to performance vesting conditions measured over the six year period from January 1, 2018 until December 31, 2023 (the “Performance Period”) and (ii) generally to continued employment through and including the applicable vesting date (i.e., the fifth anniversary of the date of grant). The number of restricted shares earned, if any, is based on the cumulative all-in “Combined Ratio” for the Performance Period, as modified by the “Adjusted Measurement”, to the extent applicable, and is determined as follows: if the Combined Ratio is 97% or less, then Mr. Burton will earn all 89,945 restricted shares; if the Combined Ratio is above 97% and less than 102%, then the number of shares to be earned will be determined based on linear interpolation between the points; and if the Combined Ratio is 102% and higher then none of the restricted shares will be earned. For purposes of the award agreement, the “Combined Ratio” is a ratio whereby: (i) the numerator is the cumulative sum over the performance period of (1) losses incurred, (2) acquisition costs, (3) all general and administrative expenses and (4) any reinsurance income/expense reported as Other Income/Expense in the Company’s audited financial statements to be reported in the Company’s Annual Report on Form 10-K (the “Financial Statements”) and (ii) the denominator is the cumulative sum of the earned premiums during the Performance Period. In addition, for purposes of the award agreement, the number of earned restricted shares, if any, will be determined based only upon the number of full calendar years of employment during the Performance Period and the Combined Ratio will be adjusted for any loss development related

Link to Table of Contents

to any business written during or prior to the employment period until the expiration of the Performance Period (referred to as the “Adjusted Measurement”). The Combined Ratio will be determined by the Committee after the end of the Performance Period, but prior to March 15, 2024, based on calculations performed by the Company based on the Financial Statements.

In addition to the grant of Class A ordinary restricted shares to Mr. Burton as discussed above, in 2019, our Compensation Committee approved and, on March 15, 2019, we granted awards of 43,819 Class A ordinary restricted shares to Mr. Courtis, 36,900 Class A ordinary restricted shares to Mr. Barry and 23,063 Class A ordinary restricted shares to Ms. Accurso under our stock incentive plan.  Mr. O’Brien was granted an award of 26,292 restricted share units to be settled in Class A ordinary shares. These stock awards reflect our Compensation Committee’s assessment of each individual’s successful performance during 2018 with respect to further developing our underwriting platform, developing strategic partnerships and judiciously deploying underwriting capital in a difficult reinsurance marketplace, as well as our desire to retain these executives and align their interests with those of our shareholders.

In addition to the foregoing awards, pursuant to and subject to the terms and conditions of the Bonus Agreement, on September 22, 2019, Mr. Burton was awarded 236,295 Class A ordinary restricted shares pursuant to a restricted stock award agreement (the “September 2019 Restricted Stock Award Agreement”). Mr. Burton’s eligibility for the restricted shares to vest is subject to, among other things, the Transaction Fee (as defined in that certain letter agreement by and between Credit Suisse (USA) LLC and the Company, dated as of May 28, 2019, as it may be amended from time to time) becoming due and payable (the “Vesting Time”), Mr. Burton’s continuous employment in good standing until immediately prior to the Vesting Time (and not having given notice of termination for any reason or received notice of termination for cause (as defined in his employment agreement) or due to disability (as defined in his employment agreement)), Mr. Burton signing and agreeing to be bound by a general release of claims and compliance by Mr. Burton with any and all confidentiality, non-competition, non-solicitation, non-disparagement and assignment of inventions provisions by which Mr. Burton may be bound through the Vesting Time. If all conditions are satisfied, the restricted shares will vest at the Vesting Time. If the Vesting Time does not occur on or prior to December 15, 2020, the unvested restricted shares will be automatically repurchased for par value and cancelled by Greenlight Capital Re.
For more details on these awards, see “Potential Payments upon Termination of Change in Control - Stock Incentive Plan and Awards Granted Thereunder.”
In 2020, under the Greenlight Capital Re stock incentive plan, our Compensation Committee approved and, on March 16, 2020, we granted Class A ordinary restricted shares or restricted share units, as applicable, with values of $975,000 to Mr. Burton, $200,000 to Mr. Courtis, $200,000 to Mr. Barry, $279,850 to Mr. O’Brien and $285,000 to Ms. Accurso. The stock awards are equal to target for Messrs. Burton and O’Brien and Ms. Accurso and 42% and 50% of target for Mr. Courtis and Mr. Barry respectively, which reflect our Compensation Committee’s assessment of each individual’s overall performance in 2019 and our desire to retain these executives and align their interests with those of our shareholders.

Retirement Benefits

As with every employer in the Cayman Islands, we are required by the National Pensions Law to provide a pension plan for our employees in the Cayman Islands. We belong to the British Cayman Pension Plan, which is administered by British Caymanian Insurance Agencies Ltd. Under the Cayman Islands National Pensions Law, all employees between the ages of 18 and 60 must contribute a minimum of 5% of their earnings to a pension plan. An employee also has the option of contributing more than the prescribed minimum. We are required to match the contribution of the first 5% of each participating employee’s salary to a maximum salary amount of $106,098. The Company currently pays both the employee and employer portions of the plan. The pension plan is a defined contribution plan and, as such, the amount that an employee receives upon retirement is directly related to the amount contributed to the plan by, or on behalf of, the employee while working. Once an employee retires (employees become eligible for retirement at age 60 in the Cayman Islands), an employee has the following options for receiving benefits: (i) receive a cash payout if the employee’s retirement savings are less than $6,098; (ii) transfer the retirement savings to a life annuity for investment by a life insurance company and payment of a regular income stream to the employee for the remainder of the employee’s life (and the employee’s spouse’s life if the employee is married at the time of retirement); or (iii) transfer the retirement savings to a Retirement Savings Arrangement account with an approved provider or bank and receive regular income payments until the account is depleted.

GRIL has established a defined contribution Retirement Solutions plan with Irish Life. All employees of GRIL are eligible to participate in the plan, which has been approved by the Irish Revenue Commissioners. GRIL makes a contribution to the plan for all GRIL employees, with the contribution dependent upon the contractual commitment in each employee’s employment contract. Currently, contributions vary from 7.5% of base salary to 20% of base salary. Employees may also make personal contributions to the plan in accordance with Revenue Commissioner limits which are linked to the age of the employee. The pension plan is established under an irrevocable trust, with Mount Street Group acting as trustee.

Link to Table of Contents

Welfare Benefits/Perquisites

We offer certain limited welfare benefits and perquisites to our executives, including tax preparation and medical insurance.  We intend to continue to maintain our current welfare benefits and perquisites for our executive officers. However, our Compensation Committee may revise, amend or add to these benefit programs at its discretion.

Tax and Accounting Implications

The Compensation Committee considers the income tax consequences of individual compensation elements when analyzing the overall compensation paid to our NEOs.  Because we are not a U.S. taxpayer, our compensation program has not been designed to comply with U.S. Internal Revenue Code Section 162(m).  However, with respect to our U.S. taxpayer employees, we design our compensation arrangements taking into account U.S. Internal Revenue Code Sections 409A and 457A.

We are accounting for stock-based payments in accordance with and to the extent required by FASB ASC Topic 718.

Ordinary Share Ownership Guidelines

We believe that broad-based share ownership by our employees, including our NEOs, is the most effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders.  While the share ownership of each of our NEO’s is substantial, we do not have a formal requirement for share ownership by any group of employees including our NEOs. See “Principal Shareholders” below for each NEO’s shareholding.

Change in Control and Severance

Upon termination of employment or a change in control, in addition to certain bonuses referenced above, our NEOs may receive accelerated vesting of awards granted under our stock incentive plan and severance payments under their employment agreements.

Under the Greenlight Capital Re stock incentive plan, our Compensation Committee generally has the discretion to vest unvested awards upon a change in control as described below under “Potential Payments Upon Termination or Change in Control - The Stock Incentive Plan and Awards Granted Thereunder.” This discretion allows the Compensation Committee to determine at the time of the change in control whether, and the extent to which, additional vesting is warranted.  In addition, Mr. Burton’s option agreement and each NEO’s restricted share or restricted share unit award agreements, as applicable (other than certain of Mr. Burton’s restricted share agreements), provide for accelerated vesting upon termination of employment under certain circumstances, and/or also upon a change in control.  Mr. Burton’s restricted share award agreements provide for the award to remain outstanding and eligible to vest upon termination of employment under certain circumstances and Mr. Burton’s September 2019 Restricted Share Award Agreement provides for vesting, subject to, among other things, the Transaction Fee becoming due and payable, if all conditions are satisfied. Ms. Accurso’s employment agreement provides for equity-based awards to remain outstanding and subject to the vesting conditions upon termination of employment under certain circumstances. For more details on these termination provisions, see “Potential Payments upon Termination or Change in Control.”

Upon termination of employment without cause or for good reason (or, with respect to Mr. O’Brien, in the event prior notice (or pay in lieu of notice) is required by GRIL and other than in the case of death), our NEOs are eligible for severance payments. For more details on these payments, see “Potential Payments upon Termination or Change in Control - Employment Agreements.”

The amount of our severance obligations to our NEOs is designed to be competitive with the amounts payable to executives in similar positions at other global reinsurance companies with which we compete for talent.  Severance payments are made in substantially equal monthly installments and are generally contingent upon the NEO’s continued compliance with the restrictive covenants in his or her employment agreement.

On September 2, 2019, in order to align severance payable amongst similarly situated NEOs, the Employer entered into a second amendment to the employment agreement with Ms. Accurso. Pursuant to such amendment, Ms. Accurso’s cash severance payment upon a termination by the Employer without cause (as defined in her employment agreement) or by Ms. Accurso for good reason (as defined in her employment agreement) has been increased to one hundred percent (100%) of the sum of Ms. Accurso’s base salary and target bonus (assuming targets have been achieved), payable over twelve (12) months in substantially equal monthly installments.

Link to Table of Contents

Also on September 2, 2019, in order to align severance payable amongst similarly situated NEOs, GRIL entered into an amendment to the employment agreement with Patrick O’Brien. Pursuant to such amendment, Mr. O’Brien’s cash severance payment upon a termination by GRIL in circumstances where notice (or pay in lieu of notice) is required and other than in the case of Mr. O’Brien’s death has been increased to one hundred percent (100%) of the sum of Mr. O’Brien’s base salary and target bonus (assuming targets have been achieved), payable over twelve (12) months in substantially equal monthly installments.

Compensation Committee Report

In April 2020, our Compensation Committee reviewed and discussed the compensation discussion and analysis required by Regulation S-K, Item 402(b) promulgated under the Exchange Act, with management.  Based on the review and discussions referred to in the preceding sentence, our Compensation Committee recommended to our Board of Directors that this compensation discussion and analysis disclosure be included in this Amendment.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

The Compensation Committee

Ian Isaacs (Chairman)
Joseph Platt
Bryan Murphy

The foregoing Compensation Committee Report (this “Report”) shall not be incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Report by reference in any filed document.

Compensation Risk Assessment

Our Compensation Committee, together with management, conducted a risk assessment of our compensation programs.  Our Compensation Committee concluded that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and thus discourage excessive risk-taking.  Our Compensation Committee therefore determined that the risks arising from our compensation policies and practices for employees are not reasonably likely to have a material adverse effect on our company.  The Company’s current compensation structure contains various features that mitigate risks. For example:

•	We have an entrepreneurial culture which encourages employees to think like owners;

•	We offer a balance of compensation elements with the majority of compensation related to long-term performance;

•	We set reasonable bonus targets for executives and employees and require that certain performance metrics are achieved before bonuses will be paid;

•	The design of our quantitative bonus program provides for the calculation and payment of bonuses once business develops instead of based on the initial accounting of underwriting;

•	Our Compensation Committee has the discretion to make adjustments to the quantitative bonus pool due to significant deficiencies;

•
The structure of our quantitative bonus program rewards employees and NEOs based on the economic underwriting performance of the Company as compared to top line premium targets which could encourage excessive risk taking among employees to achieve such targets;

•
The structure of our quantitative bonus program provide that underwriting losses experienced in a year are carried forward and applied against future years’ underwriting profits before quantitative bonuses are awarded; and

•
All of the equity awards granted to employees under the Company’s stock incentive plan are generally subject to multi-year time vesting, which requires an employee to commit to a longer period of employment for such awards to be valuable.

Link to Table of Contents

We will continue to evaluate our compensation programs with respect to risk going forward and will consider changes necessary to prevent incentives to take excessive risk.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation earned by the NEOs for services rendered in all capacities to the Company in 2019, 2018 and 2017, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Simon Burton, Chief Executive Officer	2019	650,000	600,000	0	—	—	10,610	1,260,610
	2018	650,000	600,000	0	—	—	10,610	1,260,610
	2017	325,000	250,000	—	4,610,112	—	5,305	5,190,417
Tim Courtis, Chief Financial Officer	2019	422,000	80,000	475,000	—	27,920	10,610	1,015,530
	2018	422,000	125,000	350,000	—	9,795	10,610	917,405
	2017	422,000	120,000	475,000	—	48,687	10,610	1,076,297
Brendan Barry, Chief Underwriting Officer	2019	500,000	80,000	400,000	—	61,070	10,610	1,051,680
	2018	500,000	430,000	400,000	—	21,425	10,610	1,362,035
	2017	472,000	94,400	350,000	—	106,499	10,610	1,033,509
Patrick O’Brien, Chief Executive Officer, GRIL(6)	2019	358,208	100,746	285,000	—	—	71,642	815,596
	2018	353,160	211,896	194,400	—	—	70,632	830,088
	2017	341,070	102,321	116,827	—	—	68,214	628,432
Laura Accurso, General Counsel and Corporate Secretary	2019	390,000	200,000	250,000	—	25,935	10,610	876,545
	2018	355,000	180,000	128,850	—	9,098	10,610	683,558

(1)
The amounts shown in this column for 2019 represent the discretionary portion of the NEO’s 2019 bonus paid on March 13, 2020. Additionally, for Mr. Barry the 2018 amount includes a $300,000 retention bonus paid to him on March 15, 2018.

(2)
All stock awards were granted under the Greenlight Capital Re stock incentive plan. The value reported above in the “Stock Awards” column is the aggregate grant date fair value for each NEO’s award determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”.  Assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The grant date fair value for Mr. Burton’s restricted share award in 2018 was computed in accordance with FASB ASC Topic 718 based upon the probable outcome that the performance conditions were not expected to be met as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date value of the award would have been $487,500. The grant date fair value for Mr. Burton’s restricted share award in March 2019 was computed in accordance with FASB ASC Topic 718 based upon the probable outcome that the performance conditions were not expected to be met as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date value of the award would have been $975,000. The grant date fair value for Mr. Burton’s restricted share award in September 2019 was computed in accordance with FASB ASC Topic 718 based upon the probable outcome that the performance conditions were not expected to be met as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date value of the award would have been $2,500,000.

The values reported for Messrs. Burton, Courtis, Barry, and O’Brien and Ms. Accurso represent restricted share or restricted share unit awards, as applicable, that relate to the prior years’ bonus amounts.

(3)
All option awards were granted under the Greenlight Capital Re stock incentive plan. The value reported above in the “Option Awards” column is the aggregate grant date fair value for the option awards granted in 2017, determined in

Link to Table of Contents

accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”. Assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The value reported for Mr. Burton relates to the grant of options issued to him in 2017 as a one-time special award in accordance with his employment agreement.

(4)
For the 2019 year, the value reported above in the “Non-Equity Incentive Plan Compensation” column is the amount paid to the applicable NEOs on March 13, 2020 and relates to the final installment of the 2014 underwriting year bonus. As discussed in the “Compensation Discussion and Analysis” section of this proxy statement, in 2012, our Compensation Committee amended the quantitative component of our bonus program to extend payment terms for underwriting years 2012 and beyond.  After a two year transition commencing with the 2012 underwriting year, a quantitative bonus will be calculated and payable in three annual installments following the third, fourth and fifth years after the applicable underwriting year. Accordingly, quantitative bonuses are not earned in the year in which the business is underwritten, but rather, they are earned at the end of the applicable performance period.

As of December 31, 2019, given below threshold underwriting results reported for underwriting years 2015, 2016, 2017 and 2018 we do not expect any quantitative bonus amounts to be paid in respect of these underwriting years. In respect of the 2019 underwriting year, we estimate that the quantitative bonus amounts which are payable in installments in 2023, 2024 and 2025, after reductions for losses carried forward from previous underwriting years, would equal approximately $55,600, $7,500, $20,300, $12,100 and $7,000 for Mr. Burton, Courtis, Barry, O’Brien and Ms. Accurso, respectively. We note, however, that these amounts will be adjusted based on changes in underwriting results and investment income accrued on these balances and the ultimate amount paid could be materially different than the estimates provided. Additionally, because our Compensation Committee has discretion to pay more or less than the amount resulting from the performance based funding calculation, the ultimate amount of the quantitative portion of the bonus for each NEO may differ from the estimate provided herein.

(5)
The amounts shown in this column for 2019 include amounts contributed to the defined contribution plans in which our employees participate on behalf of each of Messrs. Burton, Courtis, Barry, and O’Brien and Ms. Accurso.

(6)
Because he is based in Ireland, Mr. O’Brien’s cash compensation is generally paid to him in Euros rather than United States dollars. Amounts reported as “Salary,” “Bonus,” and “All Other Compensation” are based on an average conversion rate for 2019, which was $1.1194 United States dollars for each Euro.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2019

Our Compensation Committee, or our Board of Directors acting as our Compensation Committee, granted restricted share awards and restricted share unit awards under our stock incentive plan and established target quantitative bonuses for our NEOs in 2019.  Additionally, in September 2019, the Compensation Committee awarded Mr. Burton a cash bonus opportunity and restricted share awards which are payable or vest, as applicable subject to, among other things, the Transaction Fee becoming due and payable. Set forth in the following table is information regarding restricted share awards and restricted share unit awards granted in 2019, estimated 2019 quantitative bonus amounts, and Mr. Burton’s cash bonus opportunity.

Link to Table of Contents

	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards (3) (4)		All Other Stock Awards: Number of Shares of Stock or Units (#) (5)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
				Threshold (#)	Target/Maximum (#)
Simon Burton	3/15/2019	2/19/2019	—	1	89,945	—	—	—	0
Simon Burton	9/22/2019	9/22/2019	—	—	236,295	—	—	—	0
Simon Burton (1)			55,604	—	—	—	—	—	—
Simon Burton (2)			2,500,000	—	—	—	—	—	—
Tim Courtis	3/15/2019	2/19/2019	—	—	—	43,819	—	—	475,000
Tim Courtis (1)			7,521	—	—	—	—	—	—
Brendan Barry	3/15/2019	2/19/2019	—	—	—	36,900	—	—	400,000
Brendan Barry (1)			20,272						—
Patrick O’Brien	3/15/2019	2/19/2019	—	—	—	26,292	—	—	285,000
Patrick O’Brien (1)			12,113	—	—	—	—	—	—
Laura Accurso	3/15/2019	2/19/2019	—	—	—	23,063	—	—	250,000
Laura Accurso (1)			6,950	—	—	—	—	—	—
___________

(1)
The amounts reflect the NEO’s estimated quantitative bonus amounts with respect to the 2019 underwriting year, net of any applicable loss carry forward. The 2019 underwriting year result was negatively impacted by natural catastrophe events, however as of December 31, 2019, a small underwriting profit is expected.

(2)
The amount represents the cash bonus opportunity granted to Mr. Burton under the Bonus Agreement on September 22, 2019. Mr. Burton’s eligibility to receive the cash bonus is subject to, among other things, the Transaction Fee becoming due and payable (the date on which the Transaction Fee becomes due and payable, the “Fee Date”), Mr. Burton’s continuous employment in good standing until and on the Fee Date (and not having given notice of termination for any reason or received notice of termination for cause or due to disability), Mr. Burton signing and agreeing to be bound by a general release of claims and compliance by Mr. Burton with any and all confidentiality, non-competition, non-solicitation, non-disparagement and assignment of inventions provisions by which Mr. Burton may be bound through the Payment Date. If all conditions are satisfied, the cash bonus will be paid in a lump sum cash payment on the 60th day following the Fee Date (the “Payment Date”) . If the Fee Date does not occur on or prior to December 15, 2020, the Bonus Agreement will automatically terminate.

(3)
The amount represents a grant on March 15, 2019 of restricted shares made pursuant to the Greenlight Capital Re stock incentive plan to Mr. Burton. Such restricted share award is subject to performance vesting conditions (i.e., the Combined Ratio) measured over the six year period from January 1, 2018 until December 31, 2023 and, subject to the terms and conditions of the award agreement, the earned shares, if any, will vest on March 15, 2024. The number of restricted shares earned, if any, is based on the cumulative all-in Combined Ratio for the Performance Period, as modified by the Adjusted Measurement, to the extent applicable, and is determined as follows: if the Combined Ratio is 97% or less, then Mr. Burton will earn all 89,945 restricted shares; if the Combined Ratio is above 97% and less than 102%, then the number of shares to be earned will be determined based on linear interpolation between the points; and if the Combined Ratio is 102% and higher then none of the restricted shares will be earned.

(4)
The amount represents a grant on September 22, 2019 of restricted shares made pursuant to the Greenlight Capital Re stock incentive plan to Mr. Burton. Mr. Burton’s eligibility for the restricted shares to vest is subject to, among other

Link to Table of Contents

things, the Transaction Fee becoming due and payable, Mr. Burton’s continuous employment in good standing until the Vesting Time (and not having given notice of termination for any reason or received notice of termination for cause or due to disability), Mr. Burton signing and agreeing to be bound by a general release of claims and compliance by Mr. Burton with any and all confidentiality, non-competition, non-solicitation, non-disparagement and assignment of inventions provisions by which Mr. Burton may be bound through the Vesting Time. If all conditions are satisfied, the restricted shares will vest at the Vesting Time. If the Vesting Time does not occur on or prior to December 15, 2020, the unvested restricted shares will be automatically repurchased for par value and cancelled by the Company.

(5)
The amount represents a grant of restricted shares or restricted share units, as applicable, made pursuant to the Greenlight Capital Re stock incentive plan to each of Messrs. Courtis, Barry, and O’Brien and Ms. Accurso.  Each such restricted share/restricted share unit award is subject to three-year cliff vesting.

(6)
The amounts reflect the aggregate grant date fair value for each NEO’s restricted share or restricted share unit awards granted in 2019, determined in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”. The grant date fair value for Mr. Burton’s March 15, 2019 restricted share award was computed in accordance with FASB ASC Topic 718 based upon the probable outcome that the performance conditions were not expected to be met as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date value of the award would have been $975,000. The grant date fair value for Mr. Burton’s September 22, 2019 restricted share award was computed in accordance with FASB ASC Topic 718 based upon the probable outcome that the performance conditions were not expected to be met as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date value of the award would have been $2,500,000.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our NEOs.  The severance provisions of these agreements are summarized in the section entitled “Potential Payments Upon Termination or Change in Control” below.

Simon Burton. In connection with his appointment as Chief Executive Officer, we entered into an employment agreement, effective July 1, 2017, with Mr. Burton.  Pursuant to Mr. Burton’s employment agreement, Mr. Burton is employed by us as Chief Executive Officer for a fixed three year term with an automatic three year renewal unless the Company or Mr. Burton gives written notice of non-renewal at least 180 days in advance of the expiry of the fixed term. Mr. Burton will be entitled to receive an annual base salary of not less than $650,000, subject to increase as determined by the Board, and is eligible to be considered for an annual discretionary bonus with pre-established performance metrics with a target equal to 120% of base salary. Mr. Burton is also eligible to participate in our employee benefit plans and insurance programs and will also be reimbursed for certain tax preparation expenses.

As soon as practicable following his employment commencement date, Mr. Burton was entitled to a grant of a stock option to acquire 480,000 Class A ordinary shares with a per share exercise price equal to the fair market value per share on the date of grant. Such options will be exercisable over a ten year period following the date of grant and will vest as to 80,000 shares on June 30 of each of the first six anniversaries of June 30, 2017 contingent on Mr. Burton’s continued employment with us. Mr. Burton is also eligible to receive a discretionary award under our long-term incentive plan following the end of each calendar year of employment with a target of $975,000 of restricted Class A ordinary shares (or, in respect of the period July 1, 2017-December 31, 2017 only, $487,500), subject to performance vesting conditions generally measured for the six year period beginning with the year immediately preceding the grant date.

Following Mr. Burton’s employment with us, in addition to perpetual confidentiality and non-disparagement restrictive covenants, Mr. Burton is subject to a six-month post-termination non-competition restriction, a twelve-month post-termination non-solicitation restriction with respect to employees and a twelve month post-termination non-solicitation restriction with respect to customers and clients.

Tim Courtis.  We entered into an employment agreement, effective May 1, 2006 (as amended on December 30, 2008 and February 18, 2009 and by written notification on February 28, 2014 and effective as of January 1, 2014), with Tim Courtis under which he serves as our Chief Financial Officer.  The employment agreement does not have a fixed term.  Mr. Courtis receives an annual base salary of not less than $422,000, subject to increase as determined by our Board of Directors, and an annual performance-based bonus with a target equal to 50% of base salary.  Mr. Courtis is entitled to participate in our employee benefit plans and insurance programs.

Mr. Courtis is also subject to a six-month post-termination non-competition restriction and a one-year post-termination non-solicitation restriction in addition to perpetual confidentiality and non-disparagement requirements.

Brendan Barry. We entered into an employment agreement, effective September 18, 2006 (as amended by written notification on February 27, 2009, March 11, 2011, August 15, 2011 and October 27, 2014 and as further amended as of March

Link to Table of Contents

15, 2018), with Brendan Barry under which he serves as Chief Underwriting Officer.  The employment agreement does not have a fixed term.  Mr. Barry receives an annual base salary of not less than $500,000, subject to increase as determined by our Board of Directors, and an annual performance-based bonus with a target equal to 65% of base salary. Mr. Barry is entitled to participate in our employee benefit plans and insurance programs.

Mr. Barry is also subject to a six-month post-termination non-competition restriction and a one-year post-termination non-solicitation restriction in addition to perpetual confidentiality and non-disparagement requirements.

Patrick O’Brien. GRIL entered into an employment agreement with Mr. O’Brien, dated as of February 16, 2018, which was amended as of September 22, 2019, in connection with the increase of his cash severance payment. Pursuant to Mr. O’Brien’s employment agreement, he serves as Chief Executive Officer of GRIL. The employment agreement does not have a fixed term.  Mr. O’Brien receives an annual base salary of €300,000 (which amount, as noted above, was increased to €320,000, effective as of January 1, 2019), subject to increase as determined by our Chief Executive Officer in accordance with the terms of the agreement, and is eligible to be considered for an annual discretionary bonus based on pre-established performance metrics with a target equal to 60% of base salary. In addition, Mr. O’Brien is eligible to receive equity awards subject to the terms of our long term incentive plan. Mr. O’Brien is also entitled to participate in our employee benefit plans and insurance programs.  Mr. O’Brien is entitled to receive an annual contribution equal to 20% of his base salary into the defined contribution occupational pension scheme.

Mr. O’Brien is also subject to a six month post-termination non-competition restriction and a six month post-termination non-solicitation restriction, in addition to perpetual confidentiality and non-disparagement requirements.

Laura Accurso. We entered into an employment agreement with Ms. Accurso, dated as of October 1, 2017, which was amended as of February 18, 2019, in connection with the increase in her annual base salary, and, as discussed above, was further amended as of September 22, 2019, in connection with the increase of her cash severance payment. Pursuant to Ms. Accurso’s employment agreement, Ms. Accurso serves as our General Counsel. The employment agreement does not have a fixed term. Ms. Accurso is entitled to receive an annual base salary of $355,000 (which amount, as noted above, was increased to $390,000, effective as of January 1, 2019), subject to increase as determined by the Chief Executive Officer, and is eligible to be considered for an annual discretionary bonus with pre-established performance metrics with a target equal to 50% of base salary. Ms. Accurso is also eligible to participate in our employee benefit plans and insurance programs.

Following Ms. Accurso’s employment with us, in addition to perpetual confidentiality and non-disparagement restrictive covenants, Ms. Accurso is subject to a six-month post-termination non-competition restriction and a six-month post-termination non-solicitation restriction with respect to employees, customers and clients.

Other Bonuses

The Company and Greenlight Re entered into a Bonus Agreement with Mr. Burton, dated as of September 22, 2019. Pursuant and subject to the terms and conditions of the Bonus Agreement, Mr. Burton is eligible to receive a cash bonus in the aggregate amount of $2,500,000. Mr. Burton’s eligibility to receive the cash bonus is subject to, among other things, the Transaction Fee becoming due and payable, Mr. Burton’s continuous employment in good standing until and on the Fee Date (and not having given notice of termination for any reason or received notice of termination for cause or due to disability), Mr. Burton signing and agreeing to be bound by a general release of claims and compliance by Mr. Burton with any and all confidentiality, non-competition, non-solicitation, non-disparagement and assignment of inventions provisions by which Mr. Burton may be bound through the Payment Date. If all conditions are satisfied, the cash bonus will be paid in a lump sum cash payment on the sixtieth (60th) day following the Fee Date. If the Fee Date does not occur on or prior to December 15, 2020, the Bonus Agreement will automatically terminate. The termination provisions of the Bonus Agreement are summarized in the section entitled “Potential Payments Upon Termination or Change in Control” below.

The Stock Incentive Plan

General

On August 11, 2004, we adopted the Greenlight Capital Re, Ltd. 2004 stock incentive plan, or the stock incentive plan, which was amended and restated on August 15, 2005, February 14, 2007, May 4, 2007, April 28, 2010 and April 26, 2017.  The general purpose of the stock incentive plan is to enable us and our affiliates to retain the services of eligible employees, directors and consultants through the grant of stock options, stock bonuses and rights to acquire restricted shares (collectively referred to as the awards).

Link to Table of Contents

Subject to adjustment in accordance with the terms of the stock incentive plan, 5,000,000 Class A ordinary shares are available for the grant of awards under the stock incentive plan.  The maximum number of Class A ordinary shares with respect to which options may be granted to any participant during any calendar year is 500,000 Class A ordinary shares.  As of December 31, 2019, 2,054,627 options and 2,389,568 restricted shares or restricted share units, net of forfeitures, have been granted under the stock incentive plan.

On February 14, 2017, our Board of Directors adopted, subject to shareholder approval, which was obtained on April 26, 2017, an amended and restated stock incentive plan, which increased the number of Class A ordinary shares authorized for issuance under the stock incentive plan by 1.5 million Class A ordinary shares to 5,000,000 Class A ordinary shares. In addition, the amendment extended the termination date of the stock incentive plan from April 27, 2020 to April 27, 2024.

Administration

Our Compensation Committee administers the stock incentive plan and has broad discretion, subject to the terms of the stock incentive plan, to determine which eligible participants will be granted awards, prescribe the terms and conditions of awards, establish rules and regulations for the interpretation and administration of the stock incentive plan and adopt any modifications, procedures or sub-plans that may be necessary or desirable to comply with the laws of foreign countries in which we or our affiliates operate to assure the viability of awards granted under the stock incentive plan.

Options

Options are subject to such terms and conditions as our Compensation Committee deems appropriate.  Our Compensation Committee determines the per share exercise price of options which will not be less than 100% of the fair market value of the Class A ordinary shares on the date of grant.  Options generally expire ten years from the date of grant and vest and become exercisable as determined by our Compensation Committee.

Unless otherwise provided in an individual option agreement and subject to the stock incentive plan’s adjustment provision, a change of control will not affect any options granted under the stock incentive plan.

Restricted Shares and Restricted Share Units

Restricted shares and restricted share units are subject to such terms and conditions as our Compensation Committee deems appropriate as set forth in individual award agreements.  Participants may be entitled to vote the restricted shares while held in our custody.  Participants are not entitled to vote the restricted share units while held. Our Compensation Committee determines the purchase price, if any, of restricted Class A ordinary shares.

Stock Bonus Awards

Our Compensation Committee may also grant stock bonus awards under the stock incentive plan subject to such terms and conditions as our Compensation Committee deems appropriate.  The stock incentive plan provides that stock bonus awards can be awarded for past service and/or conditioned on continued future services.  In the event that stock bonus awards are subject to continued service conditions, the stock incentive plan provides that a stock bonus award may (but need not) be subject to repurchase by us at par value if the participant does not fully satisfy any continued service conditions established for such stock bonus awards.

Adjustments

Our Compensation Committee will determine the appropriate adjustments to be made in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available with respect to an award upon the occurrence of certain events affecting our capitalization such as a dividend or other distribution, recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, spin-off or sale, transfer or disposition of all or substantially all of our assets or stock.  For example, our Compensation Committee may adjust the number of Class A ordinary shares subject to outstanding awards and the exercise price of outstanding options.

Link to Table of Contents

Amendment/Termination

Our Board of Directors may amend the stock incentive plan at any time.  Except as provided in the stock incentive plan, no amendment will be effective unless approved by our shareholders to the extent shareholder approval is necessary to satisfy any applicable law or any national securities exchange listing requirement, and no amendment will be made that would adversely affect rights under an award previously granted under the stock incentive plan without the consent of the affected participants.  Our Compensation Committee may suspend or terminate the stock incentive plan at any time.

Unless sooner terminated, the stock incentive plan will terminate on April 27, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2019

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Simon Burton	160,000	320,000	(3)	—	21.20	7/6/2027	—		—	—		—
Simon Burton	—	—		—	—	—	—		—	356,900	(4) (5) (6)	3,608,259
Tim Courtis	—	—		—	—	—	87,772	(7)	887,375	—		—
Brendan Barry	—	—		—	—	—	78,223	(8)	790,835	—		—
Patrick O’Brien	—	—		—	—	—	45,280	(9)	457,781	—		—
Laura Accurso	—	—		—	—	—	34,862	(10)	352,455	—		—

(1)
Reflects grants of restricted shares and restricted share units made pursuant to our stock incentive plan.  All restricted shares and restricted share units are subject to three-year cliff vesting, other than Mr. Burton’s restricted shares as noted below.

(2)	Assumes a stock price of $10.11, the closing price of the Class A ordinary shares on December 31, 2019, the last business day of the year.

(3)
Mr. Burton was granted an option to purchase 480,000 Class A ordinary shares on July 6, 2017 in accordance with the terms of his employment agreement. The option became exercisable with respect to 80,000 shares on June 30, 2018 and an additional 80,000 shares on June 30, 2019. The remaining portion of the option will become exercisable with respect to 80,000 shares on each June 30 in 2020 through to June 30, 2023, generally subject to his continued employment on each applicable vesting date.

(4)
Mr. Burton was granted 30,660 Class A ordinary restricted shares on March 15, 2018 subject (i) to performance vesting conditions (i.e., the Combined Ratio) measured over the five and one-half year period from July 1, 2017 until December 31, 2022 and (ii) generally to continued employment through and including the applicable vesting date (i.e., the fifth anniversary of the date of grant). The Combined Ratio will be determined after the end of the performance prior but prior to March 15, 2023. Accordingly, the actual number of shares earned will be determined following the end of the performance period. The numbers reflected with respect to this award assume achievement of the performance goals at the full target level.

(5)
Mr. Burton was granted 89,945 Class A ordinary restricted shares on March 15, 2019 subject (i) to performance vesting conditions (i.e., the Combined Ratio) measured over the six year period from January 1, 2018 until December 31, 2023 and (ii) generally to continued employment through and including the applicable vesting date (i.e., the fifth

Link to Table of Contents

anniversary of the date of grant). The Combined Ratio will be determined after the end of the performance prior but prior to March 15, 2024. Accordingly, the actual number of shares earned will be determined following the end of the performance period. The numbers reflected with respect to this award assume achievement of the performance goals at the full target level.

(6)
Mr. Burton was granted 236,295 Class A ordinary restricted shares on September 22, 2019. Mr. Burton’s eligibility for the restricted shares to vest is subject to, among other things, the Transaction Fee becoming due and payable, Mr. Burton’s continuous employment in good standing until the Vesting Time (and not having given notice of termination for any reason or received notice of termination for cause or due to disability), Mr. Burton signing and agreeing to be bound by a general release of claims and compliance by Mr. Burton with any and all confidentiality, non-competition, non-solicitation, non-disparagement and assignment of inventions provisions by which Mr. Burton may be bound through the Vesting Time. If all conditions are satisfied, the restricted shares will vest at the Vesting Time. If the Vesting Time does not occur on or prior to December 15, 2020, the unvested restricted shares will be automatically repurchased for par value and cancelled by the Company. The numbers reflected with respect to this award assume achievement of the performance goal.

(7)
Mr. Courtis was awarded 21,940 restricted shares on March 15, 2017, 22,013 restricted shares on March 15, 2018 and 43,819 restricted shares on March 15, 2019. These restricted shares will vest on the third anniversary of each grant date, respectively, generally subject to his continued employment on each applicable vesting date.

(8)
Mr. Barry was awarded 16,166 restricted shares on March 15, 2017, 25,157 restricted shares on March 15, 2018 and 36,900 restricted shares on March 15, 2019.  These restricted shares will vest on the third anniversary of each grant date, respectively, generally subject to his continued employment on each applicable vesting date.

(9)
Mr. O’Brien was awarded 4,976 restricted share units on March 15, 2017, 14,012 restricted share units on March 15, 2018 and 26,292 restricted share units on March 15, 2019.  These restricted share units will vest on the third anniversary of the grant date, generally subject to his continued employment on each applicable vesting date.

(10)
Ms. Accurso was awarded 3,695 restricted shares on March 15, 2017, 8,104 restricted shares on March 15, 2018 and 23,063 restricted shares on March 15, 2019.  These restricted shares will vest on the third anniversary of each grant date, respectively, generally subject to her continued employment on each applicable vesting date.

Option Exercises and Stock Vested in Fiscal 2019

The following table provides information regarding the stock awards that vested in 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($) (2)
Simon Burton	—	—	—	—
Tim Courtis	—	—	27,539	301,277
Brendan Barry	—	—	20,292	221,994
Patrick O’Brien	—	—	—	—
Laura Accurso	—	—	3,711	40,598
__________

(1)	Based upon the per share exercise price and the closing share price on the date of exercise.

(2)	Based upon the closing share price ($10.94) on the date upon which the shares fully vested (March 15, 2019).

Pension Benefits

None of our NEOs participates in a qualified or non-qualified defined benefit pension plan sponsored by us.

Non-qualified Deferred Compensation in Fiscal Year 2019

None of our NEOs participates in a non-qualified defined contribution or other non-qualified deferred compensation plan.

Link to Table of Contents

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Burton, Courtis, Barry and Accurso Employment Agreements

In the event that we terminate any of Mr. Burton’s, Mr. Courtis’, Mr. Barry’s or Ms. Accurso’s employment without cause (as defined below) including, with respect to Mr. Burton, as a result of our election not to renew the current term, or any of those NEOs terminates his or her employment for good reason (as defined below), we will pay him or her accrued but unpaid base salary, any earned but unpaid bonus earned for the year immediately prior to the year in which the termination occurs (or, with respect to Mr. Burton and Ms. Accurso, any bonus earned under the terms of the compensation plan for years prior to the year in which the termination occurs, payable in accordance with the terms of such plan) and any accrued but unused vacation pay (collectively, the “Accrued Obligations”) and a pro-rated portion of the target bonus that would have been paid for the year in which his or her employment terminated assuming applicable targets had been achieved (the “Pro-Rated Bonus”), as soon as practicable following termination. In addition, we will pay Messrs. Burton, Courtis and Barry and Ms. Accurso severance in twelve substantially equal monthly installments equal to the sum of his or her annual base salary and target bonus assuming targets had been achieved, provided that each such NEO does not breach the restrictive covenants in his or her employment agreement (described above).  Ms. Accurso and her spouse and dependents are entitled to receive health benefits for a period of six months following the termination date in connection with any termination of employment. Because he would need to relocate upon his termination from the Company, Mr. Courtis is also entitled to receive an additional $25,000 lump sum payment at the same time he receives his first monthly severance payment.  Any termination of Mr. Burton’s employment by us without cause requires at least 180 days’ prior notice. Any termination of Ms. Accurso’s employment by us without cause requires at least 90 days’ prior notice.

If any of Messrs. Burton’s, Courtis’ or Barry’s or Ms. Accurso’s employment terminates as a result of his or her death, his or her beneficiary, legal representatives or estate will become entitled to the Accrued Obligations and Pro-Rated Bonus, as soon as practicable following termination, and, as noted above for Ms. Accurso, for her spouse and dependents, health benefits for a period of six months following the termination date. In addition, Messrs. Courtis’ and Barry’s spouse and dependents will become entitled to receive health benefits for one year.  We may terminate any of Mr. Burton’s, Mr. Courtis’ or Mr. Barry’s or Ms. Accurso’s employment if he or she becomes disabled (upon 30 days’ prior written notice in the case of Messrs. Courtis and Barry).  If any of Mr. Burton’s, Mr. Courtis’, Mr. Barry’s or Ms. Accurso’s employment terminates because of disability, he or she will become entitled to the Accrued Obligations and Pro-Rated Bonus, as soon as practicable following termination and, as noted above for Ms. Accurso and her spouse and dependents, health benefits for a period of six months following the termination date and, solely for Messrs. Courtis and Barry, base salary and continued health benefits for the lesser of one year or until he is eligible to receive long-term disability benefits under any long-term disability plan that we may establish.  Continued base salary payments will be paid in accordance with our regular payroll schedule.  If we are not able to provide any of Mr. Courtis or Mr. Barry, their spouses or dependents with continued participation in our health plan, we will pay for the cost of such benefits which does not exceed the amount which we would have paid if they have been entitled to participate.  The cost of such benefits will be paid in accordance with the procedures we establish.

If Mr. Barry’s employment is terminated by him (other than for good reason), we will pay him, in addition to the Accrued Obligations, an amount equal to one-half of his annual base salary in six equal monthly installments, provided that he does not breach the restrictive covenants in his employment agreement.

We may require that Mr. Burton, Mr. Courtis, Mr. Barry or Ms. Accurso execute a release of claims against us as a condition for compensation or benefits payable upon any termination of employment (other than the Accrued Obligations in the case of Mr. Burton and Ms. Accurso).

For purposes of Mr. Burton’s and Ms. Accurso’s employment agreements, “cause” generally means any of the following:

•	misconduct on the part of the NEO so serious that we cannot reasonably be expected to take any action other than termination;

•
further misconduct on the part of the NEO within 12 months of the issue of a formal written warning in respect of misconduct so serious that we cannot reasonably be expected to tolerate any repetition thereof; and

•	a failure by the NEO to commence performance of his or her duties in a satisfactory manner within one month of the issue of a formal written warning in respect thereof.

For these purposes misconduct includes (but is not limited to):

Link to Table of Contents

•
habitual drug or alcohol use which impairs the ability of the NEO to perform his or her duties (other than where such drug is prescribed by and administered in accordance with the instructions of a qualified physician);

•	commission of a criminal offense in the course of employment (other than a minor traffic offense);

•	willful violation of the restrictive covenants set forth in the employment agreement;

•
willful failure or refusal to perform duties after a written demand for performance is delivered to the NEO by our Board of Directors that specifically identifies the manner in which our Board of Directors believes that the NEO has failed or refused to perform his or her duties; and

•
breach of any material provision of the employment agreement or any policies of the employer entities or any of their affiliates related to conduct which is not cured, if curable, within ten days after written notice.

For purposes of Mr. Courtis’ and Mr. Barry’s employment agreements, “cause” generally means any of the following:

•	the NEO’s drug or alcohol use which impairs his ability to perform his duties;

•	conviction by a court, or plea of “no contest” or guilty to a criminal offense;

•	engaging in fraud, embezzlement or any other illegal conduct with respect to us and/or any of our affiliates;

•	willful violation of the restrictive covenants set forth in his employment agreement;

•	willful failure or refusal to perform the duties under his employment agreement; or

•
breach of any material provision of his employment agreement or any of our or any of our affiliates’ policies related to conduct which is not cured, if curable, within ten days after written notice is given.

For purposes of the employment agreements, “good reason” generally means, without the NEO’s written consent, any of the following events which is not cured, if curable, within 30 days after the NEO has given notice thereof (which notice must be provided within 30 days after the NEO has knowledge of the occurrence of the event):

•
any material and adverse change to the NEO’s duties which is inconsistent with his duties set forth in the employment agreement (or, in the case of Mr. Burton and Ms. Accurso, his or her title or duties);

•	a reduction of the NEO’s base salary; or

•	a failure by us to comply with any other material provisions of the employment agreement.

For purposes of these employment agreements, “disability” generally means if, as a result of incapacity due to physical or mental illness, the NEO is substantially unable to perform his or her duties for an entire period of at least 90 consecutive days or 180 non-consecutive days within any 365-day period.

O’Brien Employment Agreement

Link to Table of Contents

Pursuant to the terms of his employment agreement, except in the case where prior notice (or pay in lieu of notice) is not required (as described below, which includes ill heath or other incapacity), Mr. O’Brien’s employment will continue until terminated by not less than six months’ notice in writing given by either party to the other (or such longer period as may be required by law). In the event that we terminate Mr. O’Brien’s employment in circumstances where notice (or pay in lieu of notice) is required and other than in the case of Mr. O’Brien’s death, we will pay him accrued but unpaid base salary, any bonus earned under the terms of the compensation plan for years prior to the year in which the termination occurs, payable in accordance with the terms of such plan, and any accrued but unused vacation pay and, subject to executing a release of claims against us and GRIL, a Pro-Rated Bonus, as soon as practicable following termination. In addition, subject to executing a release of claims against us and GRIL, GRIL will pay Mr. O’Brien severance in twelve substantially equal monthly installments equal to the sum of his annual base salary and target bonus assuming targets had been achieved, provided that he does not willfully breach any of the restrictive covenants in his employment agreement (described above).  If Mr. O’Brien’s employment terminates as a result of his death, his beneficiary, legal representatives or estate will become entitled to accrued but unpaid base salary, any bonus earned under the terms of the compensation plan for years prior to the year in which the termination occurs, payable in accordance with the terms of such plan, any accrued but unused vacation pay and the Pro-Rata Bonus.

For purposes of Mr. O’Brien’s employment agreement, we are permitted to terminate his employment without notice (or pay in lieu of notice) if he at any time:

•	is guilty of dishonesty or other gross misconduct or gross incompetence or willful neglect of duty or commits any other serious breach of his employment agreement;

•	acts in any manner (whether in the course of his duties or otherwise) which is likely to bring him, GRIL or us into disrepute or prejudice our or GRIL’s interests;

•
becomes bankrupt, the subject of a debt resolution notice, applies for or have made against him a receiving order, or has any order made against him resulting in a voluntary arrangement or personal insolvency;

•	is or becomes of unsound mind;

•
for an aggregate period of 120 days or more in any period of 12 consecutive months is incapable of performing his duties under his employment agreement by reason of ill health or other incapacity (whether accidental or otherwise);

•	is guilty of continuing unsatisfactory conduct or poor performance of his duties after warning from us relating to the same;

•	is arrested for, charged with or convicted of any offense other than an offense which in the reasonable opinion of the Board of Directors of GRIL does not affect his position with GRIL;

•	resigns as a director of the Company or GRIL without our or GRIL’s consent

•	is subject to a restriction or is disqualified or prohibited by law from being a director of GRIL;

•	breaches any material provision in his employment agreement or any of our policies or the policies of GRIL;

•	uses drugs or alcohol which impairs his ability to perform his duties under the employment agreement; or

•	the Central Bank of Ireland issues a notice to him either suspending him or prohibiting him from acting in his position with the Company.

Other Bonuses

Under the terms of Mr. Burton’s Bonus Agreement, if the Employer terminates Mr. Burton’s employment without cause (as defined in his employment agreement) (other than due to death or disability (as defined in his employment agreement) but including the Employer’s election not to renew the then current term of Mr. Burton’s employment agreement) prior to the Fee Date and all other conditions are otherwise satisfied, Mr. Burton will be entitled to receive the cash bonus as of the Payment Date. If Mr. Burton’s employment terminates for any other reason, Mr. Burton has given notice of termination for any reason or received notice of termination by the Employer for cause or due to disability, a transaction has not been consummated on or prior to December 15, 2020, or the other conditions to payment are not satisfied, the Bonus Agreement will automatically terminate.

Link to Table of Contents

Stock Incentive Plan and Awards Granted Thereunder

Under the terms of the stock incentive plan, unless an option award provides otherwise, upon termination other than for cause, death or disability (as defined below), all unvested options terminate and the participant may exercise his or her vested options within the period ending upon the earlier of three months following termination or ten years from the grant date of the option (i.e., the option’s expiration date).  Unless an option award provides otherwise, upon termination for cause (as defined below), all vested and unvested options will terminate.  Unless an option award provides otherwise, upon termination for death or disability, all unvested options will terminate, and the vested portion of the option may be exercised for the period ending upon the earlier of twelve months following termination or the option’s expiration date.

Under the terms of the option grant which Mr. Burton received in 2017, any vested portion of the option award will remain exercisable until the expiration date upon our termination of his employment without cause (as defined in his employment agreement), Mr. Burton’s termination of employment for good reason (as defined in his employment agreement) or upon expiration of the employment period where we have failed to offer Mr. Burton continued employment on substantially similar terms. Upon Mr. Burton’s termination due to his death or disability (as defined in his employment agreement, see description above), any unvested portion of the options will terminate and any vested portion of the option will remain exercisable until the expiration date.  If Mr. Burton’s permanently retires from the reinsurance industry, is willing to continue to serve as a member of our Board of Directors and does not resign from our Board of Directors as a result of a conflict of interest (collectively referred to as the “retirement conditions”), the vested portion of the option will remain exercisable until expiration. If. after retirement, Mr. Burton subsequently fails to satisfy the retirement conditions, such options will revert to remain exercisable for 90 days after such failure. If we terminate Mr. Burton’s employment for cause all vested and unvested portions of the option will terminate.  If Mr. Burton’s employment terminates under any other circumstances, the unvested portion of the options will terminate and the vested portion will remain exercisable for 90 days, but no later than the expiration date. Upon a change of control (as defined below), any unvested portion of the option will vest immediately.

 Under the terms of the restricted share awards granted to Mr. Burton in 2018 and March 2019, in the event of a termination of Mr. Burton’s employment by the Company without cause (as defined in his employment agreement), by Mr. Burton for good reason (as defined in his employment agreement), due to his death or disability (as defined in his employment agreement) or he satisfies the retirement conditions throughout the performance period, in each case, prior to the vesting date, the restricted shares will remain outstanding and subject to the performance vesting conditions, provided that the number of earned restricted shares, if any, will be subject to the Adjusted Measurement. If Mr. Burton’s employment terminates for any other reason on or prior to the vesting date, the unvested restricted shares will be automatically repurchased by the Company for par value and cancelled.

Under the terms of the September 2019 Restricted Stock Award Agreement, if the Employer terminates Mr. Burton’s employment without cause (as defined in his employment agreement) (other than due to death or disability (as defined in his employment agreement) but including the Employer’s election not to renew the then current term of Mr. Burton’s employment agreement) prior to the Vesting Time and all other conditions are otherwise satisfied, the restricted shares will vest at the Vesting Time. If Mr. Burton’s employment terminates for any other reason, Mr. Burton has given notice of termination for any reason or received notice of termination by the Employer for cause or due to disability, a transaction has not been consummated on or prior to December 15, 2020 or the other conditions to vesting are not satisfied, the unvested restricted shares will be automatically repurchased for par value and cancelled.

Under the terms of the restricted share awards granted to each of our NEOs (other than Mr. Burton), the awards will automatically vest upon the executive’s termination of employment due to death or disability or upon the occurrence of a change in control (as defined below).  If the executive’s employment terminates for any other reason (other than in the case of Ms. Accurso), the unvested restricted shares will be automatically repurchased by the Company for par value and cancelled. In addition, in the case of Ms. Accurso, pursuant to the terms of her employment agreement, if her employment is terminated by the Company without cause (as defined in her employment agreement) or by her for good reason (as defined in her employment agreement), her restricted share awards are not cancelled and will remain subject to the vesting conditions.

For purposes of the stock incentive plan, “cause” generally means: if the participant is a party to an employment agreement or other agreement with us or an affiliate and such agreement provides for a definition of cause, the definition contained in the agreement, or, if no such agreement or definition exists, cause means a participant’s:

•	material breach of his employment agreement or other agreement;

•	continued failure to satisfactorily perform assigned job responsibilities or to follow the reasonable instructions of his superiors, including, without limitation, our Board of Directors;

Link to Table of Contents

•	commission of a crime constituting a criminal offense or felony (or its equivalent) or other crime involving moral turpitude; or

•
material violation of any material law or regulation or any policy or code of conduct adopted by us or engaging in any other form of misconduct which, if it were made public, could reasonably be expected to adversely affect our or an affiliate’s business reputation or affairs.

For purposes of the stock incentive plan, “disability” generally means, if the participant is a party to an employment agreement or other agreement with us or an affiliate and the agreement provides for a definition of disability, the definition contained in the agreement, or, if no such agreement or definition exists, disability will mean the failure of the participant to perform his duties due to physical or mental incapacity as determined by our Compensation Committee.

For purposes of our stock incentive plan, “change in control” generally means the occurrence of one of the following events: (i) any person or group becomes the beneficial owner, directly or indirectly, of 51% or more of our common stock (measured by voting power rather than number of shares); or (ii) we consolidate or merge with or into any other person or group or sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of our assets and the assets of our direct and indirect subsidiaries to any other person or group, in either one transaction or a series of related transactions that occur within six months, other than a consolidation or merger or disposition of assets.

For purposes of the stock option to acquire 480,000 Class A ordinary shares granted to Mr. Burton, “change of control” generally means the occurrence of any of the following events during the period in which the employment agreement remains in effect: (i) the acquisition by any person, entity or group, other than the Company, any of its subsidiaries or other entities controlled by the Company, or any employee benefit plan maintained by the Company or by any of its subsidiaries or other entities controlled by the Company, of beneficial ownership of 55% or more of the total voting power of the Company; or (ii) the Company is merged, combined, consolidated or reorganized with or into another corporation or other legal person (an “acquiring person”), or the Company sells or otherwise transfers all or substantially all of its assets to an acquiring person.

Assuming Mr. Burton’s employment terminated under each of the circumstances described below or a change of control occurred on December 31, 2019, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus (8) $	Total Cash Severance $	Value of Medical Continuation $	Value of Accelerated Equity $	Other Bonus $	Total $
Termination without Cause or non-renewal of the employment term by the Company (1)	780,000	1,430,000	N/A	—	—	2,210,000
Termination for Good Reason (2)	780,000	1,430,000	N/A	—	—	2,210,000
Death (3)	780,000	N/A	N/A	—	—	780,000
Disability (4)	780,000	N/A	N/A	—	—	780,000
Change of Control (5) (6)	N/A	N/A	N/A	2,388,942	2,500,000	4,888,942
Satisfaction of Retirement Conditions throughout the Performance Period (7)	N/A	N/A	N/A	—	N/A	—
__________

(1)
The Total Cash Severance is calculated as the sum of base salary ($650,000) and target bonus ($780,000). No amounts are reported in respect of the 30,660 and 89,945 restricted shares granted on March 15, 2018 and March 15, 2019, respectively, which would remain outstanding and eligible to vest subject to the performance vesting provisions in connection with a termination by the Company without cause (including the Company’s election to not renew the then current term of the employment agreement generally on equivalent terms upon expiration of such term), as the performance period has not concluded and, therefore, it cannot be determined as to whether the shares will vest. No amounts are reported in respect of the 236,295 restricted shares granted on September 22, 2019 which would remain outstanding and eligible to vest subject to the conditions being satisfied in connection with a termination by the Company without cause (other than due to death or disability, but including the Employer’s election to not renew the then current term of the employment agreement) as the Transaction Fee has not become due and payable and, therefore, it cannot be determined as to whether the shares will vest. No amounts are reported in respect of the cash bonus under the Bonus Agreement which Mr. Burton would remain eligible to receive subject to the conditions being satisfied in

Link to Table of Contents

connection with a termination by the Company without cause (other than due to death or disability, but including the Employer’s election to not renew the then current term of the employment agreement) as the Transaction Fee has not become due and payable and, therefore, it cannot be determined as to whether such $2,500,000 bonus will become payable.

(2)
The Total Cash Severance is calculated as the sum of base salary ($650,000) and target bonus ($780,000). No amounts are reported in respect of the 30,660 and 89,945 restricted shares granted on March 15, 2018 and March 15, 2019, respectively, which would remain outstanding and eligible to vest subject to the performance vesting provisions in connection with a termination by Mr. Burton for good reason prior to the vesting date, as the performance period has not concluded and, therefore, it cannot be determined as to whether the shares will vest.

(3)
No amounts are reported in respect of the 30,660 and 89,945 restricted shares granted on March 15, 2018 and March 15, 2019, respectively, which would remain outstanding and eligible to vest subject to the performance vesting provisions in connection with a termination due to death prior to the vesting date, as the performance period has not concluded and, therefore, it cannot be determined as to whether the shares will vest.

(4)
No amounts are reported in respect of the 30,660 and 89,945 restricted shares granted on March 15, 2018 and March 15, 2019, respectively, which would remain outstanding and eligible to vest subject to the performance vesting provisions in connection with a termination due to disability prior to the vesting date, as the performance period has not concluded and, therefore, it cannot be determined as to whether the shares will vest.

(5)
The amount reported reflects the vesting of the restricted shares granted on September 22, 2019, assuming the conditions are satisfied, which amount is calculated as the fair market value of the 236,295 restricted shares subject to vesting assuming the Transaction Fee became due and payable on December 31, 2019 and using a share price of $10.11, the closing share price on December 31, 2019, the last business day of the year. No amounts are reported in respect of the vesting in connection with a change of control of the options granted on July 1, 2017 as there was no “spread” value with respect to such options (i.e., the exercise price exceeded the fair market value on December 31, 2019, the last business day of the year).

(6)
The amount reported reflects the cash bonus under the Bonus Agreement that will become payable as a result of the Transaction Fee becoming due and payable, assuming the other conditions have been satisfied.

(7)
No amounts are reported in respect of the 30,660 and 89,945 restricted shares granted on March 15, 2018 and March 15, 2019, respectively, which would remain outstanding and eligible to vest subject to the performance vesting provisions as result of the satisfaction of the retirement conditions throughout the performance period as the performance period has not concluded and, therefore, it cannot be determined as to whether the shares will vest.

(8)	The Pro-Rated Bonus is calculated as 120% of base salary.

Assuming Mr. Courtis’ employment terminated under each of the circumstances described below or a change in control occurred on December 31, 2019, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus (3) $	Total Cash Severance $	Value of Medical Continuation $	Value of Accelerated Equity (4) $	Total $
Termination without Cause or for Good Reason (1)	211,000	658,000	N/A	N/A	869,000
Death	211,000	N/A	29,325	887,375	1,127,700
Disability (2)	211,000	422,000	29,325	887,375	1,549,700
Change in Control	N/A	N/A	N/A	887,375	887,375
__________

(1)	The Total Cash Severance is calculated as the sum of base salary ($422,000) and target bonus ($211,000) plus an additional $25,000 for relocation expenses.

(2)	The Total Cash Severance is calculated as 100% of base salary.

(3)	The Pro-Rated Bonus is calculated as 50% of base salary.

(4)
The Value of Accelerated Equity is calculated as the fair market value of the 87,772 restricted shares subject to accelerated vesting if a termination due to death or disability or a change in control occurred, in each case, on December 31, 2019 and using a share price of $10.11, the closing share price on December 31, 2019, the last business day of the year.

Assuming Mr. Barry’s employment terminated under each of the circumstances described below or a change in control occurred on December 31, 2019, such payments and benefits have an estimated value of:

Link to Table of Contents

Event	Pro-Rated Bonus (4) $	Total Cash Severance $	Value of Medical Continuation $	Value of Accelerated Equity (5) $	Total $
Termination without Cause or for Good Reason (1)	325,000	825,000	N/A	N/A	1,150,000
Termination without Good Reason (2)	N/A	250,000	N/A	N/A	250,000
Death	325,000	N/A	29,325	790,835	1,145,160
Disability (3)	325,000	500,000	29,325	790,835	1,645,160
Change in Control	N/A	N/A	N/A	790,835	790,835
__________

(1)	The Total Cash Severance is calculated as the sum of base salary ($500,000) and target bonus ($325,000) in connection with a Termination without Cause or for Good Reason.

(2)	The Total Cash Severance is calculated as 50% of base salary.

(3)	The Total Cash Severance is calculated as 100% of base salary.

(4)	The Pro-Rated Bonus is calculated as 65% of base salary.

(5)
The Value of Accelerated Equity is calculated as the fair market value of the 78,223 restricted shares subject to accelerated vesting if a termination due to death or disability or a change in control occurred, in each case, on December 31, 2019 and using a share price of $10.11, the closing share price on December 31, 2019, the last business day of the year.

Assuming Mr. O’Brien’s employment terminated under each of the circumstances described below or a change in control occurred on December 31, 2019, such payments and benefits have an estimated value of:

Event (2)	Pro-Rated Bonus (3) $	Total Cash Severance $	Value of Medical Continuation $	Value of Accelerated Equity (4) $	Total $
Termination with prior notice (1)	214,925	573,133	N/A	N/A	788,058
Death	214,925	N/A	N/A	457,781	672,706
Disability	N/A	N/A	N/A	457,781	457,781
Change in Control	N/A	N/A	N/A	457,781	457,781
__________

(1)	The Total Cash Severance is calculated as the sum of base salary ($358,208) and target bonus ($214,925).

(2)
As Mr. O’Brien is based in Ireland, his cash compensation is generally paid to him in Euros rather than United States dollars. The Total Cash Severance is based on an average conversion rate for 2019, which was $1.1194 United States dollars per Euro.

(3)	The Pro-Rated Bonus is calculated as 60% of base salary.

(4)
The Value of Accelerated Equity is calculated as the fair market value of the 45,280 restricted share units subject to accelerated vesting if a termination due to death or disability or a change in control occurred, in each case, on December 31, 2019 and using a share price of $10.11, the closing share price on December 31, 2019, the last business day of the year.

Link to Table of Contents

Assuming Ms. Accurso’s employment terminated under each of the circumstances described below or a change in control occurred on December 31, 2019, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus (2) $	Total Cash Severance $	Value of Medical Continuation $	Value of Accelerated Equity (3) $	Total $
Termination without Cause or for Good Reason (1)	195,000	585,000	14,663	352,455	1,147,118
Termination without Good Reason	N/A	N/A	14,663	N/A	14,663
Death	195,000	N/A	14,663	352,455	562,118
Disability	195,000	N/A	14,663	352,455	562,118
Change in Control	N/A	N/A	N/A	352,455	352,455
__________

(1)	The Total Cash Severance is calculated as the sum of base salary ($390,000) and target bonus ($195,000).

(2)	The Pro-Rated Bonus is calculated as 50% of base salary.

(3)
The Value of Accelerated Equity is calculated as the fair market value of the 34,862 restricted shares subject to the accelerated vesting if a termination due to death or disability or a change in control occurred, in each case, on December 31, 2019 and using a share price of $10.11, the closing share price on December 31, 2019, the last business date of the year. In connection with a termination by the Company without cause or by Ms. Accurso for good reason where the awards are not cancelled and remain subject to the vesting conditions, the amount reflected above assumes that the fair market value on the actual date of vesting is the same as the closing share price on December 31, 2019.

2019 Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Burton, our Chief Executive Officer (our “CEO”).

For 2019, our last completed fiscal year:
a) the median of the annual total compensation of all our employees (other than our CEO) was $219,754; and
b) the total annualized compensation of our CEO was $1,260,610.
Based on this information, for 2019, the ratio of the total annualized compensation of Mr. Burton, our CEO, to the median of the annual total compensation of all employees was 5.7 to 1.0.

To identify the median employee in 2019, we took the following steps:

i.	We selected December 31, 2019 (the “determination date”), which is within the last three months of 2019, as the date upon which we would identify the “median employee.”

ii.
We identified the median employee by examining the annual total compensation for 2019, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, of each of our employees employed as of December 31, 2019. For those employees who joined the Company during 2019 the total compensation was annualized as if they had been employed for the entire year. We calculated the total compensation for each employee in the same manner as the “Total Compensation” shown for our NEOs in the “Summary Compensation Table”, including converting currencies of our employees in Ireland into United States dollars based on an average conversion rate for 2019 which was $1.1194. We determined the compensation of our median employee by ranking the annual total compensation of all employees, except for our CEO, and selecting the median employee based on their total compensation.

Link to Table of Contents

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Isaacs, Platt and Murphy, each of whom the Board of Directors concluded was independent in accordance with the director independence standards of the Nasdaq stock market rules. None of the members of the Compensation Committee is or has been an executive officer of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. During fiscal year 2019, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to the Company’s Class A ordinary shares that may be issued upon the exercise of options, warrants and restricted share units granted to employees, consultants or members of our  Board of Directors under all of our existing compensation plans, including the 2004 stock incentive plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	875,627	(1)	$22.68	555,805	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	875,627	(1)	$22.68	555,805	(2)
__________

(1)	Includes 875,627 Class A ordinary shares issuable upon the exercise of options and restricted share units that were outstanding under the stock incentive plan as of December 31, 2019.

(2)
Represents the difference between the number of securities issuable under the stock incentive plan (5,000,000) and the number of securities issued under the stock incentive plan as of December 31, 2019 (4,444,195). The number of securities issued under the stock incentive plan consists of options to acquire 2,054,627 Class A ordinary shares and 2,389,568 issued shares or share units.

PRINCIPAL SHAREHOLDERS

The following table shows information known to us with respect to the beneficial ownership of both classes of our ordinary shares as of April 14, 2020 for:

•	each person or group who beneficially owns more than 5% of each class of our ordinary shares;

•	each of our NEOs, Messrs. Burton, Courtis, Barry, O’Brien and Accurso;

•	each of our directors; and

•	all of our directors and NEOs as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power.  Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all

Link to Table of Contents

ordinary shares held by them.  Class A ordinary shares subject to options currently exercisable or exercisable within 60 days of April 14, 2020, and not subject to repurchase as of that date, are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed to be outstanding for calculating the percentage of any other person.

Applicable percentage ownership in the following table is based on 31,179,529 Class A ordinary shares and 6,254,715 Class B ordinary shares outstanding as of April 14, 2020.  Unless otherwise indicated, the address of each of the named individuals is c/o Greenlight Capital Re, Ltd., 65 Market Street, Suite 1207, Jasmine Court, Camana Bay, P.O. Box 31110, Grand Cayman, KY1-1205, Cayman Islands.

Name and address of beneficial owner		Beneficial ownership of principal shareholders
		Number of Class A Ordinary Shares	%	Number of Class B Ordinary Shares	%
David Einhorn	(1)	—	—%	6,254,715	100.00%
Blackrock, Inc.	(2)	2,368,472	7.60%
Dimensional Fund Advisors LP	(3)	2,063,214	6.62%
The Vanguard Group	(4)	1,944,208	6.24%
Morgan Stanley	(5)	1,889,289	6.06%
Davis Selected Advisers, L.P.	(6)	1,860,842	5.97%
Simon Burton	(7)	661,989	2.12%
Tim Courtis	(8)	421,449	1.35%
Brendan Barry	(9)	160,208	*
Patrick O'Brien	(10)	4,976	*
Laura Accurso	(11)	85,426	*
Alan Brooks	(12)	147,401	*
Leonard Goldberg	(13)	305,877	*
Ian Issacs	(14)	108,946	*
Frank Lackner	(15)	124,824	*
Bryan Murphy	(16)	99,722	*
Joseph Platt	(17)	161,145	*

All directors and executive officers as a group (12 persons)		2,281,963	7.32%	6,254,715	100.00%

*	Represents less than 1% of the outstanding ordinary shares.

(1)
Mr. Einhorn, together with his affiliates, is limited to voting the number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares. Mr. Einhorn owns 4,864,227 Class B ordinary shares directly. Mr. Einhorn also retains beneficial ownership of 1,390,488 Class B ordinary shares held by the David M. Einhorn 2007 Family Trust. Mr. Einhorn has appointed Mr. Roitman as his alternate director. Mr. Roitman has beneficial ownership of 325,000 Class A ordinary shares. If Mr. Roitman’s Class A ordinary shares were included in the total shares held by the directors and NEOs, such number would be 2,606,963 shares, or 8.36%.

(2)	BlackRock, Inc.’s beneficial ownership is based on a Schedule 13G/A filed on February 5, 2020. The business address for BlackRock Inc. is 55 East 52nd Street, New York, NY 10022.

(3)
Dimensional Fund Advisors LP’s beneficial ownership is based on a Schedule 13G filed on February 12, 2020. The business address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(4)	The Vanguard Group’s beneficial ownership is based on a Schedule 13G/A filed on February 12, 2020. The business address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA19355.

(5)	Morgan Stanley’s beneficial ownership is based on a Schedule 13G/A filed on February 12, 2020. The business address for Morgan Stanley is 1585 Broadway New York, NY 10036.

(6)
Davis Selected Advisers, L.P.’s beneficial ownership is based on a Schedule 13G/A filed on February 13, 2020.  The business address for Davis Selected Advisers, L.P. is 2949 East Elvira Road, Suite 101, Tucson, Arizona 85756.

Link to Table of Contents

(7)
Includes 501,989 restricted shares subject to performance conditions and forfeiture. In addition, Mr. Burton owns options to purchase 480,000 Class A ordinary shares, which options vest in six equal annual installments beginning on the first anniversary following the grant date of June 30, 2017. 160,000 options are currently exercisable or exercisable within 60 days of April 14, 2020.

(8)	Includes 95,594 restricted shares subject to forfeiture.

(9)	Includes 91,819 restricted shares subject to forfeiture.

(10)
Mr. O’Brien also owns 81,599 restricted share units. Since these restricted share units do not have any voting or disposition rights until they vest and none vest within 60 days of April 14, 2020, these shareholdings are not reported.

(11)	Includes 73,578 restricted shares subject to forfeiture.

(12)	Includes 10,116 restricted shares subject to forfeiture.

(13)
Includes 82,250 Class A ordinary shares subject to options and 10,116 restricted shares subject to forfeiture held by Mr. Goldberg. Mr. Goldberg owns 176,757 Class A ordinary shares directly and also retains beneficial ownership of 22,870 Class A ordinary shares held by the Leonard R. Goldberg 2007 Family Trust and 24,000 Class A ordinary shares held in a spousal revocable trust.

(14)
Includes 10,116 restricted shares subject to forfeiture, 25,000 Class A ordinary shares held by a living trust and 25,000 Class A ordinary shares held in an IRA. Mr. Isaacs has pledged 51,154 Class A ordinary shares of his unrestricted shares.

(15)	Includes 10,116 restricted shares subject to forfeiture. Mr. Lackner has pledged 107,868 Class A ordinary shares of his unrestricted shares.

(16)	Includes 10,116 restricted shares subject to forfeiture.

(17)	Includes 16,860 restricted shares subject to forfeiture and 55,000 Class A ordinary shares held by a partnership of which Mr. Platt is the general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transaction Policy and Audit Committee Charter

We have established a written related-party transaction policy which provides procedures for the review of transactions in excess of $120,000 in any year between us and any covered person having a direct or indirect material interest, subject to certain exceptions.  Covered persons include any director, executive officer, director nominee, 5% shareholder or any immediate family members of the foregoing.  Any such related-party transactions shall require advance approval by a majority of our independent directors or a majority of the members of a committee constituted solely of our independent directors.  In addition, our Audit Committee charter provides that the Audit Committee will review and approve all related-party transactions.

Limited Partnership Agreement

On September 1, 2018, the Company entered into a Limited Partnership Agreement (the “LPA”) with Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner. DME II and DME Advisors, LP (“DME Advisors”) are related parties and are controlled by David Einhorn, the Chairman of the Board, the President and Portfolio Manager of Greenlight Capital, Inc, and the beneficial owner of all of the issued and outstanding Class B ordinary shares. During the year ended December 31, 2018, the Company transferred rights to $366.3 million of net investments from Greenlight Re and GRIL’s joint venture (the “Joint Venture”) investment accounts to SILP in exchange for limited partnership interests of the same amount, resulting in no net gain or loss.

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

On September 1, 2018, SILP entered into an investment advisory agreement (“IAA”) with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the year ended December 31, 2019, the Company’s investment loss from SILP included management fees paid by SILP to DME Advisors of $4.9 million.

Link to Table of Contents

On February 26, 2019, effective as of September 1, 2018, the Company entered into Amendment No. 1 to the SILP LPA. The amendment was intended to revise the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the LPA) to take into account withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture. In addition, the Company has entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2020, (a) at least 50% of the Investment Portfolio (as defined in the LPA) shall be held in cash and cash equivalents and (b) the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

Pursuant to the LPA and the IAA, the Company has agreed to indemnify DME II and DME Advisors for any expense, loss, liability or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as SILP’s investment advisor. The Company will reimburse DME, DME II and DME Advisors for reasonable costs and expenses of investigating and/or defending such claims, provided such claims were not caused due to gross negligence, breach of contract or misrepresentation by DME II or DME Advisors. For the year ended December 31, 2019, there were no indemnification payments payable or paid by the Company.

In accordance with the LPA, either of Greenlight Re or GRIL may voluntarily withdraw all or part of its Capital Account for its operating needs by giving DME II at least 3 business days notice. In addition, either of Greenlight Re or GRIL may withdraw as a partner and fully withdraw all of its Capital Account from SILP on 3 business days notice if the Board of Greenlight Re or GRIL, as applicable, declares that a cause for withdrawal exists as per the LPA.

Joint Venture Agreement

The Company, Greenlight Re, GRIL, DME Advisors, LLC (“DME LLC”) and DME Advisors, and collectively, with the Company, Greenlight Re, GRIL and DME LLC (the “Participants”, and each a “Participant”) entered into a third amended and restated agreement, effective January 1, 2017, for the purpose of managing certain jointly held assets of each of the Participants, which we refer to as the Joint Venture Agreement. The Joint Venture Agreement amended and restated the second amended and restated agreement, effective January 1, 2014, by and among the Company, Greenlight Re, GRIL and DME LLC, which we refer to as the Prior Joint Venture Agreement. DME LLC and DME Advisors are related parties and are controlled by David Einhorn, the Chairman of the Board, the President and Portfolio Manager of Greenlight Capital, Inc, and the beneficial owner of all of the issued and outstanding Class B ordinary shares. The Venture (as defined in Section 2.1(c) of the Joint Venture Agreement) was terminated on January 2, 2019.

The material terms and conditions of the Joint Venture Agreement were substantially similar to the Prior Joint Venture Agreement, but included (i) a term from January 1, 2017 through December 31, 2019 (which renews automatically for successive three-year periods unless at least 90 days prior to the end of the then current term, DME LLC notified the other Participants, of its desire to terminate the Joint Venture Agreement or any other Participant notified DME LLC of its desire to withdraw), (ii) certain additional covenants from DME LLC and DME Advisors, including a covenant to comply in all material respects with all laws, rules and regulations applicable to the venture and to cause the venture to not enter into any transaction that would constitute a “principal transaction” under the U.S. Investment Advisers Act of 1940, as amended, without prior written consent; and (iii) certain additional notice and compliance provisions.

The Joint Venture Agreement, like the Prior Joint Venture Agreement, provided that (i) during the term, neither the Company, Greenlight Re nor GRIL shall have engaged an investment advisor other than DME LLC or DME Advisors (or an affiliate of DME LLC) to manage its investable assets (as defined in the Agreement); (ii) the Company, Greenlight Re and GRIL shall have used commercially reasonable efforts to cause each of their respective current and future subsidiaries to become participants or enter into similar agreements; (iii) DME Advisors would receive a monthly payment based on an annual rate of 1.5% of the capital balance of each Participant; and (iv) DME LLC would receive a performance allocation based on the positive performance change in such Participant’s capital account equal to 20% of the net profits calculated per annum, subject to a loss carry forward provision.

The loss carry forward provision allowed DME LLC to earn a reduced performance allocation of 10% on profits in any year subsequent to the year in which a Participant’s capital account (other than DME LLC) incurred a loss, until all the losses were recouped and an additional amount equal to 150% of the loss was earned. DME LLC was not entitled to a performance allocation in a year in which the investment portfolio incurred a loss.

Further, each of the Company, Greenlight Re and GRIL agreed to release DME LLC and its affiliates from, and to indemnify and hold them harmless against, any liability arising out of the Joint Venture Agreement, subject to certain exceptions. Furthermore, DME LLC agreed to indemnify the Company, Greenlight Re, and GRIL against any liability incurred in connection with certain actions.

Link to Table of Contents

For the year ended December 31, 2019, DME LLC received no (2018: none) performance compensation due to the investment loss pursuant to the Joint Venture Agreement.

Investment Advisory Agreement

Effective January 1, 2017, DME Advisors, Greenlight Re, GRIL, DME LLC and the Venture, entered into an Investment Advisory Agreement (“the Investment Advisory Agreement”), to provide discretionary advisory services relating to the assets and liabilities of the Venture. The Investment Advisory Agreement amended and restated the investment advisory agreement effective January 1, 2014, which we refer to as the Prior Investment Advisory Agreement. The material terms and conditions of the Investment Advisory Agreement were substantially similar to the Prior Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, DME Advisors was permitted to formulate the overall investment strategy to be carried out by the Venture, and exercise full discretion in the management of the trading, investment transactions and related borrowing activities of the Venture in order to implement such strategy, subject to the terms and conditions contained in the Joint Venture Agreement. The Management Fee was debited against the account of each participant (other than DME LLC) and paid in cash to DME Advisors on the first day of each month.

The Venture, and each Participant, agreed to release DME Advisors and its affiliates from, and to indemnify and hold them harmless against, any liability arising out of the Investment Advisory Agreement, subject to certain exceptions such as gross negligence, willful misconduct or reckless disregard of its obligations or uncured breach of the investment guidelines. Furthermore, DME Advisors agreed to indemnify the Venture and each of the Participants against any liability incurred in connection with certain actions.

For the year ended December 31, 2019, DME Advisors received no (2017: $11.2 million) management fees pursuant to the Investment Advisory Agreement.

Service Agreement

In February 2007, we entered into a service agreement with DME Advisors, which was amended in August 2007 and October 2007, pursuant to which DME Advisors provides investor relations services to us for compensation of $5,000 per month (plus expenses).  The service agreement had an initial term of one year and continues for sequential one-year periods until terminated by us or DME Advisors.  Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

For the year ended December 31, 2019, we incurred expenses of $60,000 to DME Advisors for investor relations services.

Shareholders’ Agreement

Pursuant to the Company’s Shareholders’ Agreement, Greenlight Capital Investors, LLC, which we refer to as GCI, had the right to unlimited demand registration rights once we are eligible to use Form S-3 (or similar short form registration statements).  GCI assigned its demand registration rights under the Shareholders’ Agreement, with our consent, to David Einhorn on January 3, 2007.  Mr. Einhorn has registration rights for all of his Class B ordinary shares, including those acquired in a private placement in May 2007, as contemplated under the Shareholders’ Agreement.

Collateral Agreement

On January 1, 2019, we entered into a collateral agreement (the “Collateral Agreement”) with DME Advisors pursuant to which DME Advisors will manage certain assets that are not subject to the LPA as may be determined and designated from time to time by us in our sole discretion. The Collateral Agreement can be terminated by any party upon at least 30 days’ prior written notice to the other parties to the Collateral Agreement.

Green Brick Partners, Inc.
David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of December 31, 2019, SILP along with certain affiliates of DME Advisors, collectively own 48% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

DIRECTOR INDEPENDENCE

Link to Table of Contents

We have six independent directors and two non-independent directors.  The non-independent directors are the David Einhorn, Chairman of the Board, and Simon Burton, our Chief Executive Officer.  The independent directors are Alan Brooks, Leonard Goldberg, Ian Isaacs, Frank Lackner, Bryan Murphy and Joseph Platt. We currently have an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Underwriting Committee.  Our Audit, Compensation and Nominating and Corporate Governance Committees are comprised solely of independent directors and are each served by a different chairperson.  We believe that the number of independent, experienced directors on our Board provides the necessary and appropriate oversight for our Company.

Members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must meet all applicable independence tests of the Nasdaq stock market rules and the applicable rules and regulations promulgated by the SEC. Each member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Underwriting Committee is appointed by our Board and recommended for such nominations by our Nominating and Corporate Governance Committee.

The Company’s Nominating and Corporate Governance Committee and the Board of Directors have reviewed the responses of directors to a questionnaire asking about their relationships (and those of immediate family members) with the Company and other potential conflicts of interest, and have considered the relationships listed below regarding Messrs. Goldberg, Lackner and Isaacs in determining their respective independence.  Mr. Goldberg, who previously served as Interim Chief Executive Officer from March 31, 2017 through June 30, 2017, has been deemed to be independent following the completion of such interim service. In considering Messrs. Lackner’s and Isaacs’ independence, the Nominating and Corporate Governance Committee and the Board of Directors considered Messrs. Lackner’s and Isaacs’ pledges of their unrestricted ordinary shares as collateral. Except as noted, the Board of Directors concluded that all of the directors are independent in accordance with the director independence standards of the Nasdaq stock market rules and the SEC and that none has a material relationship with the Company that would impair his or her independence from management or otherwise compromise his or her ability to act as an independent director.  Accordingly, the majority of our Board is currently comprised of independent directors.

Certain of our directors have invested or are invested in funds managed by Greenlight Capital, Inc. or its affiliates.  We refer to these funds as the Greenlight Funds.  Each of the Greenlight Funds is an affiliate of DME Advisors, the investment advisor of Solasglas Investments, LP (“SILP”), in which the Company invests and receives significant fees from SILP.  As of December 31, 2019, Joseph Platt and Ian Isaacs were both limited partners in the Greenlight Funds.  DME Advisors is an affiliate of David Einhorn, the Chairman of the Board, and Mr. Einhorn has been deemed to not be independent due to his relationship with DME Advisors.  In determining whether each of Messrs. Platt and Isaacs is independent, our Board considered his respective limited partner interest in the Greenlight Funds and the fact that in fiscal years 2019, 2018 and 2017, no director received any compensation from the Greenlight Funds or DME Advisors. Under the Nasdaq rules, our Board considered the investments of Messrs. Platt and Isaacs in the Greenlight Funds, but ultimately determined that such investments would not interfere with their respective ability to exercise independent judgment in carrying out the responsibilities as a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountant Fees and Services

Audit Fees

The aggregate amount of fees billed by BDO USA, LLP and its international affiliates, or BDO, for professional services rendered for (1) the audit of our financial statements during the fiscal years ended December 31, 2019 and 2018; (2) the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2019 and 2018; (3) the 2019 and 2018 audits of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; and (4) services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements, were approximately $581,763 and $568,854 for the fiscal years ended December 31, 2019 and 2018, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2019 and 2018, the Company incurred $5,360 and $44,850, respectively, of fees billed by BDO for audit-related services.

Tax Fees

During the fiscal years ended December 31, 2019 and 2018, the Company incurred $nil and $6,146, respectively, of fees billed by BDO for tax compliance services relating to preparation of GRIL’s corporate tax returns.

All Other Fees

The Company did not incur any other fees billed by BDO during the fiscal years ended December 31, 2019 and 2018.

Link to Table of Contents

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee charter includes our policy regarding the approval of audit and non-audit services performed by our independent auditors.  The Audit Committee is responsible for retaining and evaluating the independent auditors’ qualifications, performance and independence.  The Audit Committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to such exceptions for non-audit services as permitted by applicable laws and regulations.  The Audit Committee may delegate this authority to a subcommittee consisting of one or more Audit Committee members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next meeting. The Audit Committee approved all professional services provided to us by BDO USA, LLP during 2019.

Link to Table of Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

3. Exhibits

The exhibits listed in the exhibit index of the Original Filing are incorporated by reference in this report. The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.3 *	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd.
31.4 *	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd.

* Filed herewith.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Simon Burton
Simon Burton Chief Executive Officer
April 29, 2020