Form 10-Q
period 2020-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2020-05-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	30,886,544
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of May 1, 2020

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2020 and December 31, 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Investments
Investment in related party investment fund	$189,898	$240,056
Other investments	17,724	16,384
Total investments	207,622	256,440
Cash and cash equivalents	8,094	25,813
Restricted cash and cash equivalents	735,954	742,093
Reinsurance balances receivable (net of allowance for expected credit losses of $89)	243,754	230,384
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47)	23,095	27,531
Deferred acquisition costs	48,034	49,665
Unearned premiums ceded	558	901
Notes receivable (net of allowance for expected credit losses of $1,000)	19,200	20,202
Other assets	1,738	2,164
Total assets	$1,288,049	$1,355,193
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$455,669	$470,588
Unearned premium reserves	177,469	179,460
Reinsurance balances payable	114,208	122,665
Funds withheld	5,664	4,958
Other liabilities	5,064	6,825
Convertible senior notes payable	93,076	93,514
Total liabilities	851,150	878,010
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 31,179,529 (2019: 30,739,395): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2019: 6,254,715))	3,743	3,699
Additional paid-in capital	504,375	503,547
Retained earnings (deficit)	(71,219)	(30,063)
Total shareholders' equity	436,899	477,183
Total liabilities, redeemable non-controlling interest and equity	$1,288,049	$1,355,193

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2020	2019
Revenues
Gross premiums written	$109,787	$162,560
Gross premiums ceded	(678)	(21,401)
Net premiums written	109,109	141,159
Change in net unearned premium reserves	1,912	(15,797)
Net premiums earned	111,021	125,362
Income (loss) from investment in related party investment fund [net of related party expenses of $662 and $5,432, respectively]	(42,126)	30,756
Net investment income	6,837	1,567
Other income (expense), net	213	1,069
Total revenues	75,945	158,754
Expenses
Net loss and loss adjustment expenses incurred	75,697	122,865
Acquisition costs	31,739	21,526
General and administrative expenses	6,794	6,840
Interest expense	1,561	1,544
Total expenses	115,791	152,775
Income (loss) before income tax	(39,846)	5,979
Income tax (expense) benefit	(424)	(73)
Net income (loss)	$(40,270)	$5,906
Earnings (loss) per share
Basic	$(1.11)	$0.16
Diluted	$(1.11)	$0.16
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,138,245	35,972,665
Diluted	36,138,245	36,364,358

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772
Issue of Class A ordinary shares, net of forfeitures	34	—	—	34	—	34
Share-based compensation expense	—	1,088	—	1,088	—	1,088
Change in non-controlling interest in related party joint venture	—	—	—	—	(485)	(485)
Net income (loss)	—	—	5,906	5,906	—	5,906
Balance at March 31, 2019	$3,672	$500,814	$(20,171)	$484,315	$—	$484,315

Balance at December 31, 2019	$3,699	$503,547	$(30,063)	$477,183	$—	$477,183
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	—	(886)	(886)	—	(886)
Issue of Class A ordinary shares, net of forfeitures	44	—	—	44	—	44
Share-based compensation expense	—	828	—	828	—	828
Net income (loss)	—	—	(40,270)	(40,270)	—	(40,270)
Balance at March 31, 2020	$3,743	$504,375	$(71,219)	$436,899	$—	$436,899

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2020	2019
Cash provided by (used in) operating activities
Net income (loss)	$(40,270)	$5,906
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	42,126	(30,756)
Loss (income) from equity accounted investment	(888)	(431)
Net change in unrealized gains and losses on investments and notes receivable	(15,771)	14,150
Net realized (gains) losses on investments	15,000	(14,150)
Foreign exchange (gains) losses on investments	441	(408)
Current expected credit losses recognized on notes receivable and reinsurance assets	250	—
Share-based compensation expense	872	1,122
Amortization and interest expense, net of accruals	(438)	(389)
Depreciation expense	7	7
Net change in
Reinsurance balances receivable	(13,459)	(26,367)
Loss and loss adjustment expenses recoverable	4,389	(2,491)
Deferred acquisition costs	1,631	(2,728)
Unearned premiums ceded	343	728
Other assets	419	(297)
Loss and loss adjustment expense reserves	(14,919)	25,269
Unearned premium reserves	(1,991)	15,179
Reinsurance balances payable	(8,457)	10,853
Funds withheld	706	(1,362)
Other liabilities	(1,761)	(948)
Net cash provided by (used in) operating activities	(31,770)	(7,113)
Investing activities
Proceeds from redemptions from related party investment fund	19,220	57,169
Contributions to related party investment fund	(11,188)	(520)
Change in due to related party investment fund	—	(9,642)
Net change in notes receivable	2	(2,603)
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	—	(1,278)
Net cash provided by (used in) investing activities	8,034	43,126
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(122)	411
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,858)	36,424
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	767,906	703,231
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$744,048	$739,655
Supplementary information
Interest paid in cash	$2,000	$1,933
Non-cash transfer of investments (Note 3)	—	36,673
Non-cash addition of right-of-use asset	—	323

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2020

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019. In the opinion of management, these unaudited condensed consolidated financial statements reflect all of the normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented.

The global pandemic related to the novel coronavirus (“COVID-19”) is expected to have a significant adverse impact on the property and casualty insurance and reinsurance industry. The Company expects that the economic consequences related to COVID-19 will negatively impact the amount of premiums written by the Company’s cedents and, in turn, by the Company. The Company expects the premium reduction will be more significant in the second quarter of 2020 and persist for the remainder of 2020 and beyond. However, the Company cannot yet quantify the impact, which will depend on the extent and duration of economic contraction, particularly in the United States. Accordingly, significant estimates used in the preparation of the Company’s consolidated financial statements including those associated with premiums, expected credit losses on amounts owed to us and the estimations of loss and loss adjustment expense reserves may be subject to significant adjustments in future periods.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full calendar year.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have been updated to reflect the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The ASU requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 was effective for public business entities for annual and interim periods beginning after December 15, 2019. The financial assets included in the captions “Reinsurance balances receivable”, “Loss and loss adjustment expenses recoverable” (collectively “Reinsurance Assets”) and “Notes receivable”, in the Company’s condensed consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. Other than the changes relating to the adoption of ASU 2016-13, there have been no other changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Restricted Cash and Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 10). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$8,094	$25,813
Restricted cash and cash equivalents	735,954	742,093
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$744,048	$767,906

Reinsurance Assets

Upon adoption of ASU 2016-13, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable and loss and loss adjustment expenses recoverable by applying a Probability of Default (“PD”) / Loss Given Default (“LGD”) model that considers both the Company’s collectibility history on its reinsurance assets as well as representative external loss history. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts.

The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The Company manages its credit risk in its reinsurance assets by transacting with insurers and reinsurers that it considers financially sound.

For its retrocessionaire counterparties that are unrated, the Company may hold collateral in the form of funds withheld, trust accounts and/or irrevocable letters of credit. For credit risk associated with reinsurance balances receivable, the Company considers the fact that in certain instances credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations.

Upon adoption, the Company recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million with an offset to retained earnings. At March 31, 2020, the allowance for expected credit losses was $0.1 million.

Notes Receivable

Notes receivable represent promissory notes receivable from third parties. These notes are recorded at cost plus accrued interest, if any, net of valuation allowance for expected credit losses. The Company calculates the allowance for expected credit losses to provide for the risk of credit losses inherent in the lending process. Interest income, change in the allowance for expected credit losses (excluding changes due to charge-offs) and unrealized and realized gains or losses on the notes receivable are included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

The allowance for expected credit losses is calculated using a PD / LGD model that leverages the Company’s collectibility history on its notes receivable as well as representative external loss history. The expected loss, as a percentage, is calculated as the product of the PD and LGD and is calculated for each period over the life of a note. The Company evaluates the financial condition of the notes receivable counterparties and monitors its exposure on a regular basis. At March 31, 2020, the Company considers the notes receivable balance to be collectible and has not experienced any default on payments since inception of these notes. The notes receivable originated between 2015 and 2018.

At March 31, 2020 and December 31, 2019, $0.9 million and $0.1 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s condensed consolidated balance sheets. When there is uncertainty as to the collection of interest contractually due, the Company places the note on non-accrual status. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectibility of the remaining recorded value of the notes placed on non-accrual status, the Company immediately reverses any previous accrued interest through interest income and any payments received are applied to reduce the recorded value of the notes. The allowance for expected credit losses for notes receivable is calculated on the amortized cost excluding accrued interest and interest written off due to non-accrual status.

Charge offs of notes receivable are recorded when all or a portion of the financial asset is deemed uncollectible. Full or partial charge offs are recorded as reductions to the amortized cost and deducted from the allowance in the period in which the note receivable is deemed uncollectible. In instances where the Company collects cash that it has previously charged off, the recovery will be recognized through earnings or as a reduction of the amortized cost for interest and principal, respectively.

The following table provides a roll-forward of the Company’s allowance for credit losses on notes receivable:

	Three months ended March 31
	2020	2019
	($ in thousands)
Balance at beginning of period	$15,000	$9,012
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020	750	—
Charge offs	(15,000)	—
Net increase (decrease) in allowance	250	—
Balance at end of period	$1,000	$9,012

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense)”. The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At March 31, 2020, deposit assets and deposit liabilities were $5.6 million and $56.6 million, respectively (December 31, 2019: $5.2 million and $56.9 million, respectively). For the three months ended March 31, 2020 and 2019, the interest income/(expense) on deposit accounted contracts was as follows:

	Three months ended March 31
	2020	2019
	($ in thousands)
Deposit interest income	$607	$1,048
Deposit interest expense	$—	$(48)
Deposit interest income/(expense), net	$607	$1,000

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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
	2020	2019
Weighted average shares outstanding - basic	36,138,245	35,972,665
Effect of dilutive employee and director share-based awards	—	391,693
Weighted average shares outstanding - diluted	36,138,245	36,364,358
Anti-dilutive stock options outstanding	875,627	935,627
Participating securities excluded from calculation of loss per share	1,326,613	—

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2019: 21%). Verdant’s tax years 2014 and beyond remain open and subject to examination by the IRS.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

As discussed above, the Company adopted ASU 2016-13 during the first quarter of 2020 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment to retained earnings of $0.9 million as of January 1, 2020.

Recently Issued Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). The SILP LPA, in conjunction with a participation agreement, replaced the venture agreement and assigned and/or transferred Greenlight Re’s and GRIL’s invested assets in the Joint Venture to SILP. The Joint Venture was terminated on January 2, 2019 by which date all assets were transferred to SILP. On September 1, 2018, SILP also entered into a SILP investment advisory agreement (“IAA”) with DME Advisors pursuant to which DME Advisors is the investment manager for SILP.

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

During 2019, SILP’s investment portfolio was de-risked in order to reduce the Company’s investment volatility in the near-term. As a result, a significant proportion of the Company’s investment assets in SILP was held in cash and short-term treasuries as of March 31, 2020 and December 31, 2019.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of March 31, 2020, the net asset value of the GLRE Limited Partners’ investment in SILP was $189.9 million (December 31, 2019: $240.1 million), representing 80.3% (December 31, 2019: 81.0%) of SILP’s total net assets. The remaining 19.7% (December 31, 2019: 19.0%) of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of March 31, 2020, the majority of SILP’s long investments are composed of cash, short-term U.S. treasuries and publicly-traded equity securities, which can be readily liquidated to meet any GLRE Limited Partner’s redemption requests. The Company’s share of the change in the net asset value of SILP for the three months ended March 31, 2020 and 2019 was $(42.1) million and $30.8 million, respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations. The change in the net asset value of SILP for the three months ended March 31, 2020 was primarily driven by the impact of changes in fair value primarily attributable to the recent disruptions in global financial markets associated with COVID–19.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	March 31, 2020	December 31, 2019
	($ in thousands)
Assets
Investments, at fair value	$108,514	$162,928
Derivative contracts, at fair value	5,346	6,324
Due from brokers	84,981	68,060
Cash and cash equivalents	107,906	111,046
Interest and dividends receivable	3	47
Total assets	306,750	348,405

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(44,736)	(47,834)
Derivative contracts, at fair value	(16,969)	(2,054)
Due to brokers	(8,306)	(1,180)
Interest and dividends payable	(129)	(828)
Other liabilities	(57)	(101)
Total liabilities	(70,197)	(51,997)

Net Assets	$236,553	$296,408

GLRE Limited Partners’ share of Net Assets	$189,898	$240,056

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended March 31, 2020	Three months ended March 31, 2019
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$747	$1,240
Interest income	209	686
Total Investment income	956	1,926

Expenses
Management fee	(662)	(2,014)
Interest	(17)	(1,374)
Dividends	(145)	(1,070)
Professional fees and other	(208)	(380)
Total expenses	(1,032)	(4,838)
Net investment income (loss)	(76)	(2,912)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(11,953)	(7,175)
Net change in unrealized appreciation (depreciation)	(39,793)	49,753
Net gain (loss) on investment transactions	(51,746)	42,578

Net income (loss)	$(51,822)	$39,666

GLRE Limited Partners’ share of net income (loss) (1)	$(42,126)	$30,756

1 Net of management fees of $0.7 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively, and net of accrued performance allocation of nil and $3.4 million for the three months ended March 31, 2020 and 2019, respectively. See Note 9 for further details.

4. FINANCIAL INSTRUMENTS

Investments

Other Investments

“Other investments” include unlisted securities and investments accounted for under the equity method.

At March 31, 2020, the following securities were included in the caption “Other investments”:

March 31, 2020	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$10,420	$990	$(276)	$11,134
Investment accounted for under the equity method	—	—	—	6,590
Total other investments				$17,724

At December 31, 2019, the following securities were included in the caption “Other investments”:

December 31, 2019	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$10,420	$265	$(4)	$10,681
Investment accounted for under the equity method	—	—	—	5,703
Total other investments				$16,384

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At March 31, 2020, the carrying value of private investments and unlisted equities was $11.1 million (December 31, 2019: $10.7 million), and incorporated an upward adjustment of $0.8 million during the three months ended March 31, 2020 (2019: $0.2 million), excluding any unrealized gains or losses related to changes in foreign currency exchange rates. There were no individually significant adjustments to the carrying values of private equity securities for the three months ended March 31, 2020.

 The Company’s investment accounted for under the equity method represents its investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. At March 31, 2020, the Company held a 58% (December 31, 2019: 58%), interest in AccuRisk and had provided a $6.0 million credit facility. In addition to providing capital and funding in support of AccuRisk’s expansion plans, the Company also provides reinsurance capacity for business produced by AccuRisk. The Company has determined that AccuRisk is a VIE, of which the Company is not the primary beneficiary. The Company’s carrying value represents its ownership share of AccuRisk’s net assets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment, plus the credit facility extended. For the three months ended March 31, 2020, the Company’s share of AccuRisk’s net income was $0.9 million (2019: $0.4 million), which was included in the caption “Net investment income” in the Company’s condensed consolidated statements of operations.

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

As of March 31, 2020 and December 31, 2019, the Company did not carry any investments at fair value that were assigned a Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details.)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The captions “Notes receivable (net of allowance for expected credit loss)” and “Convertible senior notes payable” represent financial instruments that are carried at amortized cost. The carry values of the notes receivable (net of allowance for expected credit loss) approximate their fair values, which the Company has determined on the basis of Level 3 inputs. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input).

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves for the three months ended March 31, 2020.

At March 31, 2020 and December 31, 2019, loss and loss adjustment expense reserves were composed of the following:

	March 31, 2020	December 31, 2019
	($ in thousands)
Case reserves	$198,616	$217,834
IBNR	257,053	252,754
Total	$455,669	$470,588

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the three months ended March 31, 2020 and 2019 is as follows:

Consolidated	2020	2019
	($ in thousands)
Gross balance at January 1	$470,588	$482,662
Less: Losses recoverable	(27,531)	(43,705)
Net balance at January 1	443,057	438,957
Incurred losses related to:
Current year	71,525	87,812
Prior years	4,172	35,053
Total incurred	75,697	122,865
Paid losses related to:
Current year	(10,649)	(13,277)
Prior years	(73,296)	(87,375)
Total paid	(83,945)	(100,652)
Foreign currency revaluation	(2,235)	565
Net balance at March 31	432,574	461,735
Add: Losses recoverable	23,095	46,196
Gross balance at March 31	$455,669	$507,931

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the three months ended March 31, 2020 and 2019 are as follows:

Health	2020	2019
	($ in thousands)
Gross balance at January 1	$18,063	$24,502
Less: Losses recoverable	—	—
Net balance at January 1	18,063	24,502
Incurred losses related to:
Current year	8,033	11,142
Prior years	851	2,159
Total incurred	8,884	13,301
Paid losses related to:
Current year	(1,719)	(1,502)
Prior years	(8,964)	(9,972)
Total paid	(10,683)	(11,474)
Foreign currency revaluation	—	—
Net balance at March 31	16,264	26,329
Add: Losses recoverable	—	—
Gross balance at March 31	$16,264	$26,329

For the three months ended March 31, 2020, the estimate of net losses incurred relating to prior accident years increased by $4.2 million, primarily in relation to certain general liability, health and multi-line contracts. The net financial impact of the prior year unfavorable loss development for the three months ended March 31, 2020, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $3.9 million.

For the three months ended March 31, 2019, the estimate of net losses incurred relating to prior accident years increased by $35.1 million that originated primarily from private passenger automobile contracts. These unanticipated automobile losses were the result of adverse rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed. The net financial impact of the prior year adverse loss development for the three months ended March 31, 2019, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $25.7 million.

6. RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three months ended March 31, 2020, the Company’s earned ceded premiums were $1.0 million (2019: $22.2 million). For the three months ended March 31, 2020, loss and loss adjustment expenses incurred of $75.7 million (2019: $122.9 million), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $3.5 million (2019: $26.3 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2020, the Company’s loss reserves recoverable consisted of (i) $17.9 million (December 31, 2019: $21.2 million) from unrated retrocessionaires, of which $17.4 million (December 31, 2019: $20.0 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $5.2 million (December 31, 2019: $6.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2020, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2019: nil).

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
If converted at March 31, 2020, the face value of the Notes would be cash settled as the Company has assumed that the conversion option will not be exercised due to the share price at March 31, 2020 being lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of March 31, 2020 and December 31, 2019, the unamortized debt discount was $5.5 million and $5.9 million, respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of March 31, 2020, the unamortized portion of these costs attributed to the debt component was $2.1 million (December 31, 2019: $2.3 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.
The carrying value of the Notes as of March 31, 2020, including accrued interest of $0.7 million was $93.1 million (December 31, 2019: $93.5 million). As of March 31, 2020, the fair value of the Notes was estimated to be $78.6 million (December 31, 2019: $94.9 million (see Note 4 Financial Instruments).
For the three months ended March 31, 2020, the Company recognized interest expense of $1.6 million (2019: $1.5 million) in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of March 31, 2020 and December 31, 2019.

8. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the three months ended March 31, 2020, 306,264 (2019: 235,701) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2020, 145,089 (2019: 89,945) Class A ordinary shares were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. These restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these restricted shares subject to performance conditions was $6.72 (2019: $10.84) per share. As the performance conditions associated with these restricted shares have not been met, no compensation cost was recognized relating to these shares for the three months ended March 31, 2020 and 2019 .

For the three months ended March 31, 2020, 18,701 (2019: nil) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the three months ended March 31, 2020, $0.1 million stock compensation expense (2019: nil) relating to the forfeited restricted shares was reversed.

The Company recorded $0.6 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the three months ended March 31, 2020 (2019: $0.8 million). As of March 31, 2020, there was $3.6 million (December 31, 2019: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO’s restricted shares with performance conditions) which are expected to be recognized over a weighted average period of 2.2 years (December 31, 2019: 1.6 years). For the three months ended March 31, 2020, the total fair value of restricted shares vested was $2.1 million (2019: $2.3 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2020:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2019	873,087	$12.83
Granted	451,353	6.72
Vested	(95,848)	21.65
Forfeited	(18,701)	12.78
Balance at March 31, 2020	1,209,891	$9.85

Employee and Director Stock Options

For the three months ended March 31, 2020, no Class A ordinary share purchase options were granted, no stock options were exercised by directors or employees, and no stock options vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The total compensation cost expensed relating to stock options for the three months ended March 31, 2020 was $0.2 million (2019: $0.3 million). At March 31, 2020, the total compensation cost related to non-vested options not yet recognized was $1.1 million (December 31, 2019: $1.9 million) to be recognized over a weighted average period of 2.3 years (December 31, 2019: 2.8 years) assuming the grantee completes the service period for vesting of the options.

There was no activity in employee and director stock options during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, there were 0.9 million and 0.9 million stock options outstanding, respectively, with a weighted average exercise price of $22.68 and $22.68 per share, respectively and weighted average grant date fair value of $10.25 and $10.25 per share, respectively. The weighted average remaining contractual term of the stock options was 5.6 years and 5.8 years, at March 31, 2020 and December 31, 2019, respectively.

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the three months ended March 31, 2020, 60,622 (2019: 48,535) RSUs were issued to employees pursuant to the Company’s stock incentive plan. For the three months ended March 31, 2020, no (2019: 24,165) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods.

The Company recorded $0.1 million of share-based compensation expense, net of forfeitures, relating to RSUs for the three months ended March 31, 2020 (2019: $0.1 million).

Employee RSU activity during the three months ended March 31, 2020 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2019	63,582	$13.76
Granted	60,622	6.72
Vested	(7,482)	21.65
Forfeited	—	—
Balance at March 31, 2020	116,722	$9.60

For the three months ended March 31, 2020 and 2019, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s statements of operations, was $0.9 million and $1.1 million, respectively.

9. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

The Company has entered into the SILP LPA with DME II. DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL include the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. On February 26, 2019, effective as of September 1, 2018, the Company entered into Amendment No. 1 to the SILP LPA. The amendment was intended to revise the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the LPA) to take into account withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture. For the three months ended March 31, 2020, no accrued performance allocation (2019: $3.4 million), was deducted from the Company’s investment in SILP and allocated to DME II.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023 subject to an automatic extension for successive three-year terms. For the three months ended March 31, 2020, management fees paid by SILP to DME Advisors of $0.7 million, (2019: $2.0 million), were included in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of March 31, 2020, SILP, along with certain affiliates of DME Advisors, collectively owned 47.8% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2020, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$400,000	October 11, 2020	120 days prior to termination date

As of March 31, 2020, an aggregate amount of $138.4 million (December 31, 2019: $204.5 million) in letters of credit were issued under the above facility. As of March 31, 2020, total cash and cash equivalents with a fair value in the aggregate of $138.8 million (December 31, 2019: $213.4 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the facility as of March 31, 2020 and December 31, 2019.

The Company has also established regulatory trust arrangements for certain cedents. As of March 31, 2020, collateral of $597.2 million (December 31, 2019: $528.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands that expires on December 31, 2020. The Company has determined that the current arrangement qualifies as a short term lease. The short-term lease expense for the three months ended March 31, 2020 was $0.1 million (2019: $0.1 million).

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this lease was an operating lease and of March 31, 2020 has recorded a right-of-use asset and a corresponding lease liability of $0.2 million (December 31, 2019: $0.2 million). The operating lease expense for the three months ended March 31, 2020 and 2019 was insignificant. Included in the ”Schedule of Commitments and Contingencies,” below, are the net minimum lease payment obligations relating to this lease as of March 31, 2020.

Schedule of Commitments and Contingencies
The following is a schedule of future minimum payments required under the above commitments:

	2020	2021	2022	2023	2024	Thereafter	Total
	($ in thousands)
Operating lease obligations	$507	$61	$—	$—	$—	$—	$568
Interest and convertible note payable	2,000	4,000	4,000	104,000	—	—	114,000
	$2,507	$4,061	$4,000	$104,000	$—	$—	$114,568

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

11. SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2020		2019
	($ in thousands)
Property
Commercial	$2,965	2.7%	$3,730	2.3%
Motor	8,233	7.5	20,183	12.4
Personal	2,961	2.7	2,893	1.8
Total Property	14,159	12.9	26,806	16.5

Casualty
General Liability	168	0.1	982	0.6
Motor Liability	29,395	26.8	79,243	48.7
Professional Liability	90	0.1	82	0.1
Workers' Compensation	10,324	9.4	9,429	5.8
Multi-line	21,586	19.6	20,749	12.8
Total Casualty	61,563	56.0	110,485	68.0

Other
Accident & Health	17,876	16.3	14,871	9.1
Financial	10,162	9.3	7,904	4.9
Marine	356	0.3	110	0.1
Other Specialty	5,671	5.2	2,384	1.5
Total Other	34,065	31.1	25,269	15.5
	$109,787	100.0%	$162,560	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2020		2019
	($ in thousands)
U.S. and Caribbean	$86,050	78.4%	$137,651	84.7%
Worldwide (1)	22,796	20.7	24,909	15.3
Asia	941	0.9	—	—
	$109,787	100.0%	$162,560	100.0%
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

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2020 and 2019 and financial condition as of March 31, 2020 and December 31, 2019. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on April 29, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward looking statements which speak only to the dates on which they were made.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a negative outlook. During 2019, the Company’s Board initiated a strategic review to address the risk of a downgrade. On April 2, 2020, the Company announced the completion of its review of strategic transaction alternatives. The Board, following a recommendation made by a special committee composed of independent directors, determined that stockholder value is likely to be better enhanced on a standalone basis than by pursuing a transaction with a third party.

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

Other business covers accident and health, financial lines (including transactional liability, mortgage insurance, surety and trade credit), marine, and to a lesser extent, other specialty business such as aviation, crop, cyber, energy, political and terrorism exposures.

Outlook and Trends

The global pandemic related to the novel coronavirus (“COVID-19”) is expected to have a significant adverse impact on the property and casualty insurance and reinsurance industry. We expect that the economic consequences related to COVID-19 will negatively impact the amount of premiums written by our cedents and, in turn, by us. While we have incorporated an estimate of refunds of premium we wrote during the first quarter of 2020, we expect the premium reduction will be more significant in the second quarter of 2020 and persist for the remainder of 2020 and beyond. We cannot predict with certainty the degree of the impact, which will depend on the extent and duration of economic contraction, particularly in the United States. However, given the anticipated impact of the pandemic on our earned premiums, we expect an increase in our underwriting expense ratio in the near term.
We also expect that COVID-19 will negatively impact the frequency and severity of claims in certain lines, including mortgage insurance/reinsurance, workers’ compensation, health and multi-line business. Further, while we do not have significant exposure to business interruption claims, the potential exists for elevated losses in the event that U.S. or other government legislative action is taken to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in our underlying policies that would otherwise preclude coverage.
In other lines that we write, particularly motor, we believe that the frequency of claims is likely to be reduced. We believe that fewer claims will be reported, at least in the short term, as a result of fewer private passenger automobiles being driven during shelter-in-place orders. This decrease in claims may offset the decrease in premiums, which could result in a net favorable impact to our cedents and, in turn, us.
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
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our current expense efficiency, agility and existing relationships has provided support to our competitive position and should allows us to profitably participate in lines of business that fit within our strategy. However, the size of our current capital base, combined with A.M Best’s negative outlook on our subsidiaries’ A- (Excellent) rating, may constrain our capacity and our ability to access underwriting business. Our ability to execute our business plan during the remainder of 2020 may be adversely impacted by a prolonged negative outlook from A.M. Best or if A.M. Best revises our subsidiaries’ ratings below A- (Excellent).

We continue to monitor market conditions to best position ourselves to participate where an appropriate risk-reward profile exists. Our underlying results and product line concentrations may vary, perhaps significantly, from one period to the next, and therefore our results to date are not necessarily indicative of future portfolio composition and performance.
There are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including the impact of COVID-19, central bank actions and potential trade disputes. Our decision to de-risk our investments has reduced, although not eliminated, our exposure to such uncertainties. We expect to hold most of our investable assets in cash and short-term treasuries in the current environment.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on April 29, 2020, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2019 describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, loss and loss adjustment expense reserves, acquisition costs, bonus accruals and share-based payments.

Recently issued and adopted accounting standards and their impact to the Company, if any, are presented under “Recent Accounting Pronouncements” in Note 2 to the condensed consolidated financial statements.

Key Financial Measures and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”) to evaluate our financial performance and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in Securities and Exchange Commission (“SEC”) Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of our business to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:

•	Basic book value per share;

•	Fully diluted book value per share; and

•	Net underwriting income (loss).

These non-GAAP measures are described below.

Basic Book Value Per Share and Fully Diluted Book Value Per Share

We believe that long-term growth in fully diluted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick by which to monitor the shareholder value generated. In addition, fully diluted book value per share may be useful to our investors, shareholders and other interested parties to form a basis of comparison with other companies within the property and casualty reinsurance industry.

Fully diluted book value per share is considered a non-GAAP financial measure and represents basic book value per share combined with any dilutive impact of in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic book value per share and fully diluted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure.

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic book value per share)	$436,899	$477,183	$506,543	$500,738	$484,315
Add: Proceeds from in-the-money stock options issued and outstanding	—	—	—	—	—
Numerator for fully diluted book value per share	$436,899	$477,183	$506,543	$500,738	$484,315
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	37,434,244	36,994,110	36,994,110	36,793,162	36,717,761
Add: In-the-money stock options and RSUs issued and outstanding	116,722	63,582	63,582	87,747	87,747
Denominator for fully diluted book value per share	37,550,966	37,057,692	37,057,692	36,880,909	36,805,508
Basic book value per share	$11.67	$12.90	$13.69	$13.61	$13.19
Increase (decrease) in basic book value per share ($)	$(1.23)	$(0.79)	$0.08	$0.42	$0.07
Increase (decrease) in basic book value per share (%)	(9.5)%	(5.8)%	0.6%	3.2%	0.5%

Fully diluted book value per share	$11.63	$12.88	$13.67	$13.58	$13.16
Increase (decrease) in fully diluted book value per share ($)	$(1.25)	$(0.79)	$0.09	$0.42	$(0.32)
Increase (decrease) in fully diluted book value per share (%)	(9.7)%	(5.9)%	0.7%	3.2%	(2.4)%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. As of March 31, 2020, the number of unvested restricted shares with performance conditions was 501,989 (356,900, 356,900, 120,605, 120,605 as of December, 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively).

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. Net underwriting income (loss) is calculated as net premiums earned, plus other income (expense) relating to deposit-accounted contracts, less net loss and loss adjustment expenses, less acquisition costs, and less underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; (4) interest expense and (5) income taxes. We exclude total investment related income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended March 31
	2020	2019
	($ in thousands)
Income (loss) before income tax	$(39,846)	$5,979
Add (subtract):
Investment related (income) loss	35,289	(32,323)
Other non-underwriting (income) expense	394	(69)
Corporate expenses	3,858	3,034
Interest expense	1,561	1,544
Net underwriting income (loss)	$1,256	$(21,835)

Results of Operations

The table below summarizes our operating results for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
	2020	2019
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$109,787	$162,560
Gross premiums ceded	(678)	(21,401)
Net premiums written	109,109	141,159
Change in net unearned premium reserves	1,912	(15,797)
Net premiums earned	$111,021	$125,362
Underwriting expenses
Loss and LAE incurred, net
Current year	$71,525	$87,812
Prior year *	4,172	35,053
Loss and LAE incurred, net	75,697	122,865
Acquisition costs, net	31,739	21,526
Underwriting expenses	2,936	3,806
Deposit accounting expense (income)	(607)	(1,000)
Underwriting income (loss)	$1,256	$(21,835)

Income (loss) from investment in related party investment fund	$(42,126)	$30,756
Net investment income (loss)	6,837	1,567
Net investment result	$(35,289)	$32,323

Net income (loss)	$(40,270)	$5,906

Loss ratio - current year	64.4%	70.0%
Loss ratio - prior year	3.8%	28.0%
Loss ratio	68.2%	98.0%
Acquisition cost ratio	28.6%	17.2%
Composite ratio	96.8%	115.2%
Underwriting expense ratio	2.1%	2.2%
Combined ratio	98.9%	117.4%

* The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $3.9 million and $25.7 million, for the three months ended March 31, 2020 and 2019, respectively.

Results of operations for three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, the fully diluted book value per share decreased by $1.25 per share, or 9.7%, to $11.63 per share from $12.88 per share at December 31, 2019. For the three months ended March 31, 2020, the basic book value per share decreased by $1.23 per share, or 9.5%, to $11.67 per share from $12.90 per share at December 31, 2019.

For the three months ended March 31, 2020, the net loss was $40.3 million, compared to net income of $5.9 million reported for the equivalent 2019 period.

The developments that most significantly affected our financial performance during the three months ended March 31, 2020, compared to the equivalent 2019 period, are summarized below:

•
Underwriting income - The underwriting income for the three months ended March 31, 2020 was $1.3 million. By comparison, the underwriting loss for the same period in 2019 was $21.8 million primarily resulting from adverse loss development on our private passenger automobile business.

Our overall composite ratio was 96.8% for the three months ended March 31, 2020, compared to 115.2% during the same period in 2019.

•
Investment income - Our net investment related loss for the three months ended March 31, 2020 was $35.3 million compared to investment related income of $32.3 million incurred during the equivalent 2019 period. The investment loss for the three months ended March 31, 2020 was primarily related to our investment in SILP which reported a return of (8.1)% compared to 6.2% during the same period in 2019. The investment loss for the three months ended March 31, 2020 was primarily driven by the impact of changes in fair value primarily attributable to the recent disruptions in global financial markets associated with COVID–19.

Underwriting results

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2020		2019
	($ in thousands)
Property	$14,159	12.9%	$26,806	16.5%
Casualty	61,563	56.1	110,485	68.0
Other	34,065	31.0	25,269	15.5
Total	$109,787	100.0%	$162,560	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty and other business, may vary significantly from period to period depending on the market opportunities that we identify.

For the three months ended March 31, 2020, our gross premiums written decreased by $52.8 million, or 32.5%, compared to the equivalent 2019 period. The primary drivers of this change are as follows:

Gross Premiums Written
Three months ended March 31, 2020
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(12.6)	(47.2)%
The decrease in property gross premiums written during the first three months of 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew. The decrease was partially offset by new and renewed motor contracts during 2019 and 2020.

Casualty	$(48.9)	(44.3)%
The decrease in casualty gross premiums written during the first three months of 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew, and also due to lower premium volumes on in-force contracts. The lower premium volumes represent the cedents’ reporting of lower premiums. The decrease was partially offset by an increase in multi-line and workers’ compensation premiums compared to the same period in 2019.

Other	$8.8	34.8%
The increase in “other” gross premiums written during the first three months of 2020 over the comparable 2019 period was primarily attributable to new contracts relating to health, financial, marine, energy and other specialty lines. Several of the new contracts were on an excess of loss basis and the premiums on these contracts are written in full during the quarter in which the contracts incept.

Premiums Ceded

For the three months ended March 31, 2020, premiums ceded were $0.7 million, compared to $21.4 million for the three months ended March 31, 2019. During the comparative period in 2019 we purchased outward retrocession to reduce our overall exposure to an inward motor contract. The decrease in premiums ceded for the three months ended March 31, 2020 was primarily related to our decision not to renew the associated inward motor contract. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2020		2019
	($ in thousands)
Property	$13,979	12.8%	$22,194	15.7%
Casualty	61,236	56.1	93,791	66.5
Other	33,894	31.1	25,174	17.8
Total	$109,109	100.0%	$141,159	100.0%

For the three months ended March 31, 2020, net premiums written decreased by $32.1 million, or 22.7%, compared to the three months ended March 31, 2019. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2020		2019
	($ in thousands)
Property	$14,809	13.3%	$19,745	15.7%
Casualty	65,273	58.8	85,457	68.2
Other	30,939	27.9	20,160	16.1
Total	$111,021	100.0%	$125,362	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2020		2019
	($ in thousands)
Property	$9,472	12.4%	$13,970	11.3%
Casualty	47,434	62.8	92,187	75.1
Other	18,791	24.8	16,708	13.6
Total	$75,697	100.0%	$122,865	100.0%

The below table summarizes the loss ratios for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
	2020	2019	Increase / (decrease) in loss ratio points
Property	64.0%	70.8%	(6.8)%
Casualty	72.7%	107.9%	(35.2)%
Other	60.7%	82.9%	(22.2)%
Total	68.2%	98.0%	(29.8)%

The changes in net losses incurred for the three months ended March 31, 2020 were attributable to the following:

Net Losses Incurred
Three months ended March 31, 2020
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(4.5)	(6.8)
The decrease in property losses incurred during the first three months of 2020 over the comparable 2019 period related primarily to significant adverse loss development during the comparable 2019 period which was not present during the current period in 2020.

The lower level of adverse prior year loss development was the primary driver of the 6.8 percentage points decrease in the property loss ratio during the first three months of 2020 as compared to the equivalent 2019 period.

Casualty	$(44.8)	(35.2)
The decrease in casualty losses incurred during the first three months of 2020 over the comparable 2019 period related primarily to significant adverse loss development during the comparable 2019 period which was not present during the current period in 2020.

The lower level of adverse prior year loss development was the primary driver of the 35.2 percentage points decrease in the casualty loss ratio during the first three months of 2020 as compared to the equivalent 2019 period.

Other	$2.1	(22.2)
The increase in “other” losses incurred during the first three months of 2020 over the comparable 2019 period was primarily due to losses on crop contracts.

In spite of the increase in “other” incurred losses, the loss ratio decreased by 22.2 percentage points as a result of the ratio being calculated on a much larger earned premium denominator for the three months of 2020 compared to the same period in 2019.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended March 31
	2020		2019
	($ in thousands)
Property	$2,885	9.1%	$2,095	9.7%
Casualty	17,667	55.7	13,038	60.6
Other	11,187	35.2	6,393	29.7
Total	$31,739	100.0%	$21,526	100.0%

The acquisition cost ratios for the three months ended March 31, 2020 and 2019, were as follows:

	Three months ended March 31
	2020	2019	Increase / (decrease)
Property	19.5%	10.6%	8.9%
Casualty	27.1%	15.3%	11.8%
Other	36.2%	31.7%	4.5%
Total	28.6%	17.2%	11.4%

The changes in the acquisition cost ratios for the three months ended March 31, 2020, compared to the same period in 2019, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended March 31, 2020
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	8.9
The increase in the property acquisition cost ratio during the three months ended March 31, 2020 over the comparable 2019 period was due primarily to the lower comparable period acquisition cost which benefited from the reversal of sliding scale ceding commissions on private passenger automobile contracts.

Casualty	11.8
The increase in the casualty acquisition cost ratio during the three months ended March 31, 2020 over the comparable 2019 period was due primarily to the lower comparable period acquisition cost which benefited from the reversal of sliding scale ceding commissions on private passenger automobile contracts.

Other	4.5
The increase in the “other” acquisition cost ratio during the three months ended March 31, 2020 over the comparable 2019 period was due primarily to changes in the mix of business. Contracts with relatively high ceding commissions, including transactional liability contracts, made up a larger proportion of the “other” category during the first quarter of 2020 than during the comparable 2019 period. The first quarter of 2019 had a greater proportion of contracts with lower ceding commissions, including crop, marine and energy contracts.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2020	2019
	($ in thousands)
Underwriting expenses	$2,936	$3,806
Corporate expenses	3,858	3,034
General and administrative expenses	$6,794	$6,840

For the three months ended March 31, 2020, general and administrative expenses decreased by $0.05 million, or 0.7%, compared to the equivalent 2019 period. The decrease was due primarily to lower personnel costs, partially offset by higher corporate expenses including legal and other professional fees relating to the strategic review.

For the three months ended March 31, 2020 and 2019, general and administrative expenses included $0.9 million and $1.1 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Related Income (Loss)

A summary of our investment related income (loss) is as follows:

	Three months ended March 31
	2020	2019
	($ in thousands)
Realized gains (losses)	$(15,000)	$14,150
Change in unrealized gains and losses	15,515	(14,150)
Investment related foreign exchange gains (losses)	(319)	(3)
Interest and dividend income, net of withholding taxes	5,762	3,625
Interest, dividend and other expenses	(8)	(2,486)
Income (loss) from equity method investment	887	431
Net investment related income (loss)	$6,837	$1,567
Income (loss) from investments in related party investment fund	$(42,126)	$30,756
Total net investment related income (loss)	$(35,289)	$32,323

For the three months ended March 31, 2020, investment income, net of fees and expenses, resulted in a loss of 8.1% on the Investment Portfolio managed by DME Advisors, compared to a gain of 6.2% for the three months ended March 31, 2019. The long portfolio lost 8.6%, while the short portfolio and macro positions gained 0.4% and 0.3%, respectively, during the three months ended March 31, 2020. For the three months ended March 31, 2020, the largest contributors to SILP’s investment income were short positions in Assured Guaranty (AGO), the S&P 500 Index and a group of equities in the life insurance industry which are intended to reduce exposure to the Brighthouse Financial (BHF) long position. The largest detractors were long positions in BHF, Chemours (CC) and Green Brick Partners (GRBK). The losses in the long portfolio were primarily driven by the impact of changes in fair value primarily attributable to the recent disruptions in global financial markets associated with COVID–19.

For the three months ended March 31, 2020 and 2019, the investment income from SILP included management fees paid by SILP to DME Advisors of $0.7 million and $2.0 million, respectively, and were included in the caption “Income (loss) from investments in related party investment fund” in the accompanying condensed consolidated financial statements.

The caption “Income (loss) from investments in related party investment fund” also includes performance compensation allocated from the Company’s investment in SILP to DME II. For the three months ended March 31, 2020 and 2019, the performance allocation of $0.0 million and $3.4 million, respectively, was deducted from the Company’s investment in SILP and allocated to DME II. The nil performance allocation for the three months ended March 31, 2020 was due to a net loss reported by SILP for the period. We expect our investment income, including any change in the net asset value of the investment in SILP, to fluctuate from period to period.

During the three months ended March 31, 2020, we wrote-off a valuation allowance previously recorded on certain notes receivable. The write-off has been presented in the above table as realized loss with an offsetting reduction in unrealized loss.

For the three months ended March 31, 2020 and 2019, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was (8.1)% and 6.9%, respectively. The gross investment gains (losses) were composed of the following:

	Three months ended March 31
	2020	2019
Long portfolio gains (losses)	(8.6)%	12.1%
Short portfolio gains (losses)	0.4	(5.0)
Macro gains (losses)	0.3	0.5
Other income and expenses [1]	(0.2)	(0.7)
Gross investment return	(8.1)%	6.9%
Net investment return [1]	(8.1)%	6.2%
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

As of March 31, 2020, a gross deferred tax asset of $3.7 million (December 31, 2019: $3.6 million) was included in other assets on the condensed consolidated balance sheets. As of March 31, 2020, this gross deferred tax asset was partially offset by a valuation allowance of $3.2 million (December 31, 2019: $2.6 million). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended March 31				Three months ended March 31
	2020				2019
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	64.0%	72.7%	60.7%	68.2%	70.8%	107.9%	82.9%	98.0%
Acquisition cost ratio	19.5	27.1	36.2	28.6	10.6	15.3	31.7	17.2
Composite ratio	83.5%	99.8%	96.9%	96.8%	81.4%	123.2%	114.6%	115.2%
Underwriting expense ratio				2.1				2.2
Combined ratio				98.9%				117.4%

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets as of March 31, 2020, was $207.6 million, compared to $256.4 million as of December 31, 2019, a decrease of $48.8 million, or 19.0%. The decrease was primarily related to investment losses from our investment in SILP driven by the significant volatility in the equity markets arising from economic uncertainty relating to COVID-19, and to a lesser extent due to withdrawals for claim payments.

As of March 31, 2020, 77.8% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 13.2% was composed of instruments valued based on observable inputs other than quoted prices (Level 2) and 1.7% was composed of instruments valued based on non-observable inputs (Level 3). As of March 31, 2020, 7.3% of SILP’s investments were in private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

The restricted cash and cash equivalents are used for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash decreased by $6.1 million, or 0.8%, from $742.1 million at December 31, 2019 to $736.0 million, as of March 31, 2020, primarily due to reduction in collateral held by our ceding insurers.

Loss and loss adjustment expense reserves; Loss and loss adjustment expenses recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	March 31, 2020			December 31, 2019
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$45,596	$28,198	$73,794	$48,350	$27,126	$75,476
Casualty	139,866	198,223	338,089	152,049	204,574	356,623
Other	13,154	30,632	43,786	17,435	21,054	38,489
Total	$198,616	$257,053	$455,669	$217,834	$252,754	$470,588

During the three months ended March 31, 2020, the total gross loss and loss adjustment expense reserves decreased by $14.9 million, or 3.2% to $455.7 million from $470.6 million as of December 31, 2019. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and for a description of prior period loss developments.

During the three months ended March 31, 2020, the total loss and loss adjustment expenses recoverable decreased by $4.4 million, or 16.1%, to $23.1 million from $27.5 million as of December 31, 2019. The decrease primarily related to losses recovered relating to retroceded private passenger automobile contracts that were not renewed during 2019. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once the loss limit has been reached, we have no further exposure to additional losses from that contract outside of contract failure. However, certain contracts, particularly quota share contracts that relate to first-dollar exposure, may not contain aggregate limits.

Our property business, and to a lesser extent our casualty and other business, incorporate contracts that contain natural peril loss exposure. We estimate catastrophe loss exposure in terms of the probable maximum loss (“PML”). We define PML as the anticipated loss, taking into account contract terms and limits, caused by a catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane. We anticipate that the PML will vary from period to period depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that we believe there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of April 1, 2020, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $91.0 million and $108.2 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of April 1, 2020:

	April 1, 2020
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$90,959	$98,350
Europe	44,495	47,923
Japan	31,731	33,802
Rest of the world	32,784	36,175
Maximum	90,959	108,185
Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet decreased by $40.3 million to $436.9 million as of March 31, 2020, compared to $477.2 million as of December 31, 2019. Retained earnings decreased primarily due to a net loss of $40.3 million reported for the three months ended March 31, 2020. For details of other movements in shareholders’ equity see Part I, Item 1. “Condensed Consolidated Statements of Shareholders’ Equity.”

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

As of March 31, 2020, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of March 31, 2020, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of March 31, 2020, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the three months ended March 31, 2020 and 2019, the net cash used in operating activities was $31.8 million and $7.1 million, respectively. The net cash primarily used in our underwriting activities (which excludes investment-related expenses) was $37.5 million and $8.3 million for the three months ended March 31, 2020 and 2019, respectively. Generally, if the premiums collected exceed claim payments within a given period, we would generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the three months ended March 31, 2020 and 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the three months ended March 31, 2020, our net withdrawals from SILP provided cash of $8.0 million which was used to pay losses. By comparison, for the same period in 2019 our investing activities provided cash of $43.1 million.

As of March 31, 2020, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will not be materially impacted by COVID-19 and will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, if necessary. As of March 31, 2020, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. As of March 31, 2020, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of March 31, 2020, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of March 31, 2020, we had one letter of credit facility available with an aggregate capacity of $400.0 million (December 31, 2019: $400.0 million). See Note 10 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of March 31, 2020, the aggregate amount of collateral provided to cedents under such arrangements was $735.6 million (December 31, 2019: $733.2 million). As of March 31, 2020, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $736.0 million (December 31, 2019: $742.1 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of March 31, 2020.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2020.

On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021 and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases or pursuant to one more tender offers. The Company is not required to repurchase any of the Class A ordinary shares or the Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2020, no Class A ordinary shares or Notes were repurchased by the Company. As of May 1, 2020, 4.7 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans.

On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of March 31, 2020, there were 62,531 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of March 31, 2020 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$548	$20	$—	$—	$568
Interest and convertible note payable (2)	4,000	110,000	—	—	114,000
Loss and loss adjustment expense reserves (3)	235,125	121,208	46,478	52,858	455,669
	$239,673	$231,228	$46,478	$52,858	$570,237
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

Greenlight Re had entered into lease agreements for office space in the Cayman Islands. The leases expired on June 30, 2018 and the Company is currently in negotiations with the lessor for renewal of the leases and meanwhile both parties have agreed to extend the lease until December 31, 2020. The remaining obligations relating to the monthly lease are included in the above table in the caption “Operating lease obligation.”

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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three months ended March 31, 2020 and 2019, management fees paid by SILP to DME Advisors were $0.7 million and $2.0 million, respectively. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. Due to the investment loss for the three months ended March 31, 2020, no performance allocation was earned by DME II. For the three months ended March 31, 2019, $3.4 million of performance allocation was netted against income in the caption “Investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

On February 26, 2019, effective as of September 1, 2018, the Company entered into Amendment No. 1 to the SILP LPA. The amendment was intended to revise the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the LPA) to take into account withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture. The Company has also entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2020, the portion of the Investment Portfolio held in cash or cash equivalents will not be subject to any management fee or performance allocation.

The Company has entered into a service agreement with DME Advisors pursuant to which DME Advisors will provide investor relations services to us for compensation of $5,000 per month plus expenses. The service agreement had an initial term of one year, and continues for sequential one-year periods until terminated by us or DME Advisors. Either party may terminate the service agreement for any reason with 30 days prior written notice to the other party.

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

Equity Price Risk
As of March 31, 2020, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of March 31, 2020, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $5.2 million, or 1.1%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of March 31, 2020, SILP’s investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in the price of natural gas and lean hogs.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio as of March 31, 2020. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$0.4	$(0.4)
Natural Gas	0.5	(0.5)
Lean Hogs	0.3	(0.3)
Total	$1.2	$(1.2)

Foreign Currency Risk
Certain of our reinsurance contracts provide that ultimate losses may be payable or calculated in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that our foreign currency liabilities (case reserves and IBNR) are in excess of (or less than) the corresponding foreign currency cash balances and there is an increase (or decrease) in the exchange rate of that foreign currency. As of March 31, 2020, we held GBP currency valued at $6.7 million while our exposure to GBP denominated loss reserves (net of funds withheld by cedents) was $10.7 million. As of March 31, 2020, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.5 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated $0.5 million foreign exchange gain.

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

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of March 31, 2020, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of March 31, 2020, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

As of March 31, 2020, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under our reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate this credit risk. We monitor our net exposure to each counterparty relative to the financial strength of our counterparties and assess the collectibility of these balances on a regular basis. See Note 2 of the accompanying condensed consolidated financial statements for further details on allowance for credit loss on reinsurance assets and notes receivable.

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

Political Risk

Through our assumed reinsurance contracts, we currently provide limited amount of political risk insurance coverage which is not expected to have a materially adverse impact on our underwriting results.

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of SILP and subject to our investment guidelines, trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. See “Item 1A. Risk Factors - We could face unanticipated losses from political instability which could have a material adverse effect on our financial condition and results of operations.” included in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019, as filed with the "Securities and Exchange Commission ("SEC") on April 29, 2020 (the “ Form 10-K/A”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this report, there have been no other material changes to the risk factors as disclosed in the Form 10-K/A. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board has adopted a share and notes repurchase plan. On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021 and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases or pursuant to one more tender offers.

The Company is not required to repurchase any of the Class A ordinary shares or Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases under the share or Notes repurchase plans during the three months ended March 31, 2020.

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

As and when allowed by the applicable law and regulations, our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we may underwrite facultative reinsurance on a global basis to non-U.S. insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our reinsurance contracts cover global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran.

For the quarter ended March 31, 2020, we are not aware of any additional premium with respect to underwriting reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these reinsurance activities, we believe that the premiums associated with such business would be immaterial.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
May 5, 2020

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
May 5, 2020