Form 10-Q
period 2020-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2020-08-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
65 Market Street
Suite 1207, Jasmine Court
P.O. Box 31110
Camana Bay
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	29,741,459
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of July 31, 2020

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2020 and December 31, 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Investments
Investment in related party investment fund	$177,658	$240,056
Other investments	22,045	16,384
Total investments	199,703	256,440
Cash and cash equivalents	7,318	25,813
Restricted cash and cash equivalents	731,292	742,093
Reinsurance balances receivable (net of allowance for expected credit losses of $89)	251,163	230,384
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47)	20,225	27,531
Deferred acquisition costs	49,227	49,665
Unearned premiums ceded	165	901
Notes receivable (net of allowance for expected credit losses of $1,000)	18,842	20,202
Other assets	1,521	2,164
Total assets	$1,279,456	$1,355,193
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$467,655	$470,588
Unearned premium reserves	185,378	179,460
Reinsurance balances payable	94,217	122,665
Funds withheld	4,644	4,958
Other liabilities	3,021	6,825
Convertible senior notes payable	94,637	93,514
Total liabilities	849,552	878,010
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 30,017,870 (2019: 30,739,395): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2019: 6,254,715))	3,627	3,699
Additional paid-in capital	497,559	503,547
Retained earnings (deficit)	(71,282)	(30,063)
Total shareholders' equity	429,904	477,183
Total liabilities and equity	$1,279,456	$1,355,193

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three and six months ended June 30, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Revenues
Gross premiums written	$116,689	$152,340	$226,476	$314,900
Gross premiums ceded	(132)	(23,141)	(810)	(44,542)
Net premiums written	116,557	129,199	225,666	270,358
Change in net unearned premium reserves	(8,143)	(8,758)	(6,231)	(24,555)
Net premiums earned	108,414	120,441	219,435	245,803
Income (loss) from investment in related party investment fund [net of related party expenses of $616 and $1,278, (three and six months ended June 30, 2019: $3,131 and $8,563, respectively)]	1,609	14,405	(40,517)	45,161
Net investment income	3,934	4,386	10,771	5,953
Other income (expense), net	788	1,117	1,001	2,186
Total revenues	114,745	140,349	190,690	299,103
Expenses
Net loss and loss adjustment expenses incurred	89,194	78,476	164,891	201,341
Acquisition costs	17,903	37,172	49,642	58,698
General and administrative expenses	6,149	7,919	12,943	14,759
Interest expense	1,562	1,562	3,123	3,106
Total expenses	114,808	125,129	230,599	277,904
Income (loss) before income tax	(63)	15,220	(39,909)	21,199
Income tax (expense) benefit	0	94	(424)	21
Net income (loss)	$(63)	$15,314	$(40,333)	$21,220
Earnings (loss) per share
Basic	$0.00	$0.42	$(1.12)	$0.59
Diluted	$0.00	$0.42	$(1.12)	$0.58
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,776,736	36,100,665	35,958,965	36,037,177
Diluted	35,776,736	36,829,963	35,958,965	36,592,318

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the six months ended June 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Ordinary share capital	Additional paid-in capital	Retained earnings (deficit)	Shareholders’ equity attributable to Greenlight Capital Re, Ltd.	Non-controlling interest in joint venture	Total equity
Balance at December 31, 2018	$3,638	$499,726	$(26,077)	$477,287	$485	$477,772
Issue of Class A ordinary shares, net of forfeitures	41	—	—	41	—	41
Share-based compensation expense	—	2,190	—	2,190	—	2,190
Change in non-controlling interest in related party joint venture	—	—	—	—	(485)	(485)
Net income (loss)	—	—	21,220	21,220	—	21,220
Balance at June 30, 2019	$3,679	$501,916	$(4,857)	$500,738	$—	$500,738

Balance at December 31, 2019	$3,699	$503,547	$(30,063)	$477,183	$—	$477,183
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	—	(886)	(886)	—	(886)
Issue of Class A ordinary shares, net of forfeitures	44	—	—	44	—	44
Repurchase of Class A ordinary shares	(116)	(7,656)	—	(7,772)	—	(7,772)
Share-based compensation expense	—	1,668	—	1,668	—	1,668
Net income (loss)	—	—	(40,333)	(40,333)	—	(40,333)
Balance at June 30, 2020	$3,627	$497,559	$(71,282)	$429,904	$—	$429,904

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2020	2019
Cash provided by (used in) operating activities
Net income (loss)	$(40,333)	$21,220
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	40,517	(45,161)
Loss (income) from equity accounted investment	(790)	(450)
Net change in unrealized gains and losses on investments and notes receivable	(19,106)	(14,350)
Net realized (gains) losses on investments	15,000	14,150
Foreign exchange (gains) losses on investments	276	60
Current expected credit losses recognized on notes receivable and reinsurance assets	250	—
Share-based compensation expense	1,712	2,231
Amortization and interest expense, net of accruals	1,123	1,172
Depreciation expense	14	14
Net change in
Reinsurance balances receivable	(20,868)	12,512
Loss and loss adjustment expenses recoverable	7,259	2,918
Deferred acquisition costs	438	(6,825)
Unearned premiums ceded	736	(743)
Other assets	629	(77)
Loss and loss adjustment expense reserves	(2,933)	(12,596)
Unearned premium reserves	5,918	25,310
Reinsurance balances payable	(28,448)	(2,746)
Funds withheld	(314)	(3,510)
Other liabilities	(3,804)	1,096
Net cash provided by (used in) operating activities	(42,724)	(5,775)
Investing activities
Proceeds from redemptions from related party investment fund	58,120	79,422
Contributions to related party investment fund	(36,239)	(748)
Purchases of investments	(919)	(4,347)
Change in due to related party investment fund	—	(9,642)
Net change in notes receivable	360	59
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	—	(1,278)
Net cash provided by (used in) investing activities	21,322	63,466
Financing activities
Repurchase of Class A ordinary shares	(7,772)	—
Net cash provided by (used in) financing activities	(7,772)	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(122)	(80)
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,296)	57,611
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	767,906	703,231
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$738,610	$760,842
Supplementary information
Interest paid in cash	$2,000	$1,933
Non-cash transfer of investments (Note 3)	—	36,673
Non-cash addition of right-of-use asset	—	323

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2020

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

The global pandemic related to the novel coronavirus (the “COVID-19 pandemic”) is expected to have a significant adverse impact on the property and casualty insurance and reinsurance industry. The Company has included in the loss and loss adjustment reserves, its best estimate of losses arising from the COVID-19 pandemic. However, there remains considerable uncertainty relating to the ultimate losses, which will depend on the extent and duration of economic contraction, particularly in the United States. Accordingly, significant estimates used in the preparation of the Company’s consolidated financial statements including those associated with premiums, expected credit losses on amounts owed to us and the estimations of loss and loss adjustment expense reserves may be subject to significant adjustments in future periods.

The results for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full calendar year.

2. SIGNIFICANT ACCOUNTING POLICIES

In the first quarter of 2020, The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 was effective for public business entities for annual and interim periods beginning after December 15, 2019. The financial assets included in the captions “Reinsurance balances receivable”, “Loss and loss adjustment expenses recoverable” (collectively, “Reinsurance Assets”) and “Notes receivable”, in the Company’s condensed consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. Other than the changes relating to the adoption of ASU 2016-13, there have been no other changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Restricted Cash and Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 11). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$7,318	$25,813
Restricted cash and cash equivalents	731,292	742,093
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$738,610	$767,906

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

Upon adoption of ASU 2016-13, the Company recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million with an offset to retained earnings. At June 30, 2020, the allowance for expected credit losses was $0.1 million.

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

The allowance for expected credit losses is calculated using a PD / LGD model that takes into account the Company’s collectibility history on its notes receivable as well as representative external loss history. The expected loss, as a percentage, is calculated as the product of the PD and LGD and is calculated for each period over the life of a note. The Company evaluates the financial condition of the notes receivable counterparties and monitors its exposure on a regular basis. At June 30, 2020, the

Company considers the notes receivable balance to be collectible and has not experienced any default on payments since inception of these notes. The notes receivable originated between 2015 and 2018.

At June 30, 2020 and December 31, 2019, $0.1 million and $0.1 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s condensed consolidated balance sheets. When there is uncertainty as to the collection of interest contractually due, the Company places the note on non-accrual status. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectibility of the remaining recorded value of the notes placed on non-accrual status, the Company immediately reverses any previous accrued interest through interest income and any payments received are applied to reduce the recorded value of the notes. The allowance for expected credit losses for notes receivable is calculated on the amortized cost excluding accrued interest and interest written off due to non-accrual status.

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

	Six months ended June 30
	2020	2019
	($ in thousands)
Balance at beginning of period	$15,000	$9,012
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020	750	—
Charge offs	(15,000)	—
Net increase (decrease) in allowance	250	—
Balance at end of period	$1,000	$9,012

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense)”. The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At June 30, 2020, deposit assets and deposit liabilities were $4.7 million and $47.9 million, respectively (December 31, 2019: $5.2 million and $56.9 million, respectively). For the three and six months ended June 30, 2020 and 2019, the interest income/(expense) on deposit accounted contracts was as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Deposit interest income	$645	$1,697	$1,252	$2,745
Deposit interest expense	$—	$(705)	$—	$(753)
Deposit interest income/(expense), net	$645	$992	$1,252	$1,992

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

Earnings (Loss) Per Share

The Company’s unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered “participating securities” for the purposes of calculating earnings (loss) per share. Basic earnings per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following:

•Restricted Stock Units (“RSUs”) issued that would convert to common shares upon vesting;
•additional potential common shares issuable when stock options are exercised, determined using the treasury stock method; and
•those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments, determined using the treasury stock method.

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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Weighted average shares outstanding - basic	35,776,736	36,100,665	35,958,965	36,037,177
Effect of dilutive employee and director share-based awards	—	729,298	—	555,141
Weighted average shares outstanding - diluted	35,776,736	36,829,963	35,958,965	36,592,318
Anti-dilutive stock options outstanding	875,627	935,627	875,627	935,627
Participating securities excluded from calculation of loss per share	1,259,173	—	1,259,173	—

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

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re and GRIL, (together the “GLRE Limited Partners”), and the initial limited partner (each, a “Partner”). The SILP LPA, in conjunction with a participation agreement, replaced the venture agreement and assigned and/or transferred Greenlight Re’s and GRIL’s invested assets in the Joint Venture to SILP. The Joint Venture was terminated on January 2, 2019 by which date all assets were transferred to SILP. On September 1, 2018, SILP also entered into a SILP investment advisory agreement (“IAA”) with DME Advisors pursuant to which DME Advisors is the investment manager for SILP.

The Company has concluded that SILP qualifies as a variable interest entity (“VIE”) under U.S. GAAP. In assessing its interest in SILP, the Company noted the following:

•DME II serves as SILP’s general partner and has the power of appointing the investment manager. The Company does not have the power to appoint, change or replace the investment manager or the general partner except “for cause.” Neither of the GLRE Limited Partners can participate in the investment decisions of SILP as long as SILP adheres to the investment guidelines provided within the SILP LPA. For these reasons, the GLRE Limited Partners are not considered to have substantive participating rights or kick-out rights.

•DME II holds an interest in excess of 10% of SILP’s net assets which the Company considers to represent an obligation to absorb losses and a right to receive benefits of SILP that are significant to SILP.

Consequently, the Company has concluded that DME II’s interests, and not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company’s investment in SILP is presented in the Company’s condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

During 2019, SILP’s investment portfolio was de-risked in order to reduce the Company’s investment volatility in the near-term. As a result, a significant proportion of the Company’s investment assets in SILP was held in cash and short-term treasuries as of June 30, 2020 and December 31, 2019.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of June 30, 2020, the net asset value of the GLRE Limited Partners’ investment in SILP was $177.7 million (December 31, 2019: $240.1 million), representing 79.1% (December 31, 2019: 81.0%) of SILP’s total net assets. The remaining 20.9% (December 31, 2019: 19.0%) of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of June 30, 2020, the majority of SILP’s long investments are composed of cash, short-term U.S. treasuries and publicly-traded equity securities, which can be readily liquidated to meet any GLRE Limited Partner’s redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and six months ended June 30, 2020 was $1.6 million and $(40.5) million, respectively, (three and six months ended June 30, 2019: $14.4 million and $45.2 million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations. The change in the net asset value of SILP for the six months ended June 30, 2020 was primarily driven by the impact of changes in fair value primarily attributable to the disruptions in global financial markets associated with the COVID–19 pandemic.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	June 30, 2020	December 31, 2019
	($ in thousands)
Assets
Investments, at fair value	$150,204	$162,928
Derivative contracts, at fair value	2,909	6,324
Due from brokers	88,268	68,060
Cash and cash equivalents	54,719	111,046
Interest and dividends receivable	27	47
Total assets	296,127	348,405

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(59,791)	(47,834)
Derivative contracts, at fair value	(10,814)	(2,054)
Due to brokers	(745)	(1,180)
Interest and dividends payable	(197)	(828)
Other liabilities	(89)	(101)
Total liabilities	(71,636)	(51,997)

Net Assets	$224,491	$296,408

GLRE Limited Partners’ share of Net Assets	$177,658	$240,056

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$287	$442	$1,034	$1,682
Interest income	17	904	226	1,590
Total Investment income	304	1,346	1,260	3,272

Expenses
Management fee	(616)	(1,568)	(1,278)	(3,582)
Interest	(325)	(845)	(342)	(2,219)
Dividends	(254)	(366)	(399)	(1,436)
Professional fees and other	(124)	(425)	(332)	(805)
Total expenses	(1,319)	(3,204)	(2,351)	(8,042)
Net investment income (loss)	(1,015)	(1,858)	(1,091)	(4,770)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(31,607)	19,404	(43,560)	12,229
Net change in unrealized appreciation (depreciation)	34,772	1,630	(5,021)	51,383
Net gain (loss) on investment transactions	3,165	21,034	(48,581)	63,612

Net income (loss)	$2,150	$19,176	$(49,672)	$58,842

GLRE Limited Partners’ share of net income (loss) (1)	$1,609	$14,405	$(40,517)	$45,161

(1) Net of management fees and accrued performance allocation as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	($ in thousands)
Management fees	616	1,567	1,278	3,582
Performance allocation	—	1,564	—	4,981

4. FINANCIAL INSTRUMENTS

Investments

Other Investments

“Other investments” include unlisted securities and investments accounted for under the equity method.

At June 30, 2020, the following securities were included in the caption “Other investments”:

June 30, 2020	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$11,339	$5,325	$(1,111)	$15,553
Investment accounted for under the equity method	—	—	—	6,492
Total other investments				$22,045

At December 31, 2019, the following securities were included in the caption “Other investments”:

December 31, 2019	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$10,420	$265	$(4)	$10,681
Investment accounted for under the equity method	—	—	—	5,703
Total other investments				$16,384

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At June 30, 2020, the carrying value of private investments and unlisted equities was $15.6 million (December 31, 2019: $10.7 million), and incorporated upward adjustments of $3.3 million and $4.1 million during the three and six months ended June 30, 2020, respectively (2019: $0.2 million and $0.2 million, respectively), excluding any unrealized gains or losses related to changes in foreign currency exchange rates.

 The Company’s investment accounted for under the equity method represents its investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. At June 30, 2020, the Company held a 58% (December 31, 2019: 58%) economic interest in AccuRisk and had provided a $6.0 million credit facility. In addition to providing capital and funding in support of AccuRisk’s expansion plans, the Company also provides reinsurance capacity for business produced by AccuRisk. The Company has determined that AccuRisk is a VIE, of which the Company is not the primary beneficiary. The Company’s carrying value represents its ownership share of AccuRisk’s net assets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment, plus the credit facility extended. For the three and six months ended June 30, 2020, the Company’s share of AccuRisk’s net income was $(0.1) million and $0.8 million, respectively (2019: $0.0 million and $0.5 million, respectively), which was included in the caption “Net investment income” in the Company’s condensed consolidated statements of operations.

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

As of June 30, 2020 and December 31, 2019, the Company did not carry any investments at fair value that were assigned a Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details.)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The captions “Notes receivable (net of allowance for expected credit loss)” and “Convertible senior notes payable” represent financial instruments that are carried at amortized cost. The carrying values of the notes receivable (net of allowance for expected credit loss) approximate their fair values, which the Company has determined on the basis of Level 3 inputs. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input).

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At June 30, 2020, the loss and loss adjustment expenses reserves included estimated amounts for several catastrophe events. For significant catastrophe events including, but not limited to, hurricanes, typhoons, floods, wildfires and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

•estimates communicated by ceding companies;
•industry data;
•information received from clients, brokers and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event related losses;
•catastrophe scenario modelling software; and
•management’s judgement.

The COVID-19 pandemic is unprecedented. Therefore, the Company does not have previous loss experience on which to base its estimates for loss and loss adjustment expenses related to the COVID-19 pandemic. The determination of the Company's estimate was based on:

•a review of in-force treaties that may provide coverage and incur losses;
•catastrophe and scenario modeling analyses and results shared by cedents;
•preliminary loss estimates received from clients and their analysts and loss adjusters;
•reviews of industry insured loss estimates and market share analyses; and
•management’s judgement.

Significant assumptions on which the Company's estimates of reserves for the COVID-19 pandemic losses and loss adjustment expenses are based include:

•the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;
•the regulatory, legislative or judicial actions and social impact that could influence contract interpretations across the insurance industry;
•the extent of economic contraction caused by the COVID-19 pandemic, particularly in the United States; and
•the ability of the cedents and insured to mitigate some or all of their losses.

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of June 30, 2020 based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

There were no significant changes in the actuarial methodology or reserving process related to the Company’s loss and loss adjustment expense reserves for the six months ended June 30, 2020.

At June 30, 2020 and December 31, 2019, loss and loss adjustment expense reserves were composed of the following:

	June 30, 2020	December 31, 2019
	($ in thousands)
Case reserves	$207,753	$217,834
IBNR	259,902	252,754
Total	$467,655	$470,588

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the six months ended June 30, 2020 and 2019 is as follows:

Consolidated	2020	2019
	($ in thousands)
Gross balance at January 1	$470,588	$482,662
Less: Losses recoverable	(27,531)	(43,705)
Net balance at January 1	443,057	438,957
Incurred losses related to:
Current year	159,225	171,437
Prior years	5,666	29,904
Total incurred	164,891	201,341
Paid losses related to:
Current year	(35,874)	(48,554)
Prior years	(122,532)	(162,363)
Total paid	(158,406)	(210,917)
Foreign currency revaluation	(2,112)	(102)
Net balance at June 30	447,430	429,279
Add: Losses recoverable	20,225	40,787
Gross balance at June 30	$467,655	$470,066

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the six months ended June 30, 2020 and 2019 are as follows:

Health	2020	2019
	($ in thousands)
Gross balance at January 1	$18,063	$24,502
Less: Losses recoverable	—	—
Net balance at January 1	18,063	24,502
Incurred losses related to:
Current year	15,811	19,241
Prior years	1,972	2,245
Total incurred	17,783	21,486
Paid losses related to:
Current year	(7,063)	(8,046)
Prior years	(13,909)	(21,897)
Total paid	(20,972)	(29,943)
Foreign currency revaluation	—	—
Net balance at June 30	14,874	16,045
Add: Losses recoverable	—	—
Gross balance at June 30	$14,874	$16,045

For the six months ended June 30, 2020, the estimate of net losses incurred relating to prior accident years increased by $5.7 million, primarily in relation to certain general liability, health and multi-line contracts, partially offset by favorable loss development on professional liability contracts. The net financial impact of the prior year unfavorable loss development for the six months ended June 30, 2020, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $5.0 million.

For the six months ended June 30, 2019, the estimate of net losses incurred relating to prior accident years increased by $29.9 million that originated primarily from private passenger automobile contracts. These unanticipated automobile losses were the result of adverse rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed. The net financial impact of the prior year adverse loss development for the six months ended June 30, 2019 was a loss of $27.7 million.

6. RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three and six months ended June 30, 2020, the Company’s earned ceded premiums were $0.5 million and $1.5 million, respectively (2019: $21.7 million and $43.8 million, respectively). For the three and six months ended June 30, 2020, loss and loss adjustment expenses incurred of $89.2 million and $164.9 million, respectively (2019: $78.5 million and $201.3 million, respectively), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $0.2 million and $3.7 million (2019: $15.9 million and $42.3 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2020, the Company’s loss reserves recoverable consisted of (i) $15.8 million (December 31, 2019: $21.2 million) from unrated retrocessionaires, of which $15.4 million (December 31, 2019: $20.0 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $4.5 million (December 31, 2019: $6.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2020, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2019: nil).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity.
If the Notes are redeemed by the holder, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.
If redeemed at June 30, 2020, the face value of the Notes would be cash settled as the Company has assumed that the conversion option will not be exercised due to the share price at June 30, 2020 being lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of June 30, 2020 and December 31, 2019, the unamortized debt discount was $5.1 million and $5.9 million, respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of June 30, 2020, the unamortized portion of these costs attributed to the debt component was $2.0 million (December 31, 2019: $2.3 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.
The carrying value of the Notes as of June 30, 2020, including accrued interest of $1.7 million, was $94.6 million (December 31, 2019: $93.5 million). As of June 30, 2020, the fair value of the Notes was estimated to be $79.1 million (December 31, 2019: $94.9 million) (see Note 4 Financial Instruments).
For the three and six months ended June 30, 2020, the Company recognized interest expense of $1.6 million and $3.1 million (2019: $1.6 million and $3.1 million) in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of June 30, 2020 and December 31, 2019.

8. SHARE CAPITAL

On April 26, 2017, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of June 30, 2020, 62,531 (December 31, 2019: 555,805) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

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

During the six months ended June 30, 2020, 1.2 million Class A ordinary shares were repurchased by the Company (2019: 0). As of June 30, 2020, 3.8 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans. All ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	Six months ended June 30		Six months ended June 30
	2020		2019
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,739,395	6,254,715	30,130,214	6,254,715
Issue of ordinary shares, net of forfeitures	440,134	—	408,233	—
Repurchase of ordinary shares	(1,161,659)	—	—	—
Balance – end of period	30,017,870	6,254,715	30,538,447	6,254,715

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

Employee and Director Restricted Shares

For the six months ended June 30, 2020, 306,264 (2019: 235,701) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the six months ended June 30, 2020, 145,089 (2019: 89,945) Class A ordinary shares were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. These restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these restricted shares subject to performance conditions was $6.72 (2019: $10.84) per share. As the performance conditions associated with these restricted shares have not been met, no compensation cost was recognized relating to these shares for the six months ended June 30, 2020 and 2019. Subsequent to June 30, 2020, the Company accelerated the vesting of a portion of the CEO’s restricted shares resulting in 72,545 shares vesting on July 30, 2020. The remaining restricted shares are still subject to performance and service conditions.

For the six months ended June 30, 2020, 18,701 (2019: 2,155) restricted shares were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods. For the six months ended June 30, 2020, $0.1 million stock compensation expense (2019: nil) relating to the forfeited restricted shares was reversed.

The Company recorded $1.2 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the six months ended June 30, 2020 (2019: $1.5 million). As of June 30, 2020, there was $3.1 million (December 31, 2019: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO’s restricted shares with performance conditions) which are expected to be recognized over a weighted average period of 2.1 years (December 31, 2019: 1.6 years). For the six months ended June 30, 2020, the total fair value of restricted shares vested was $2.8 million (2019: $3.1 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2020:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2019	873,087	$12.83
Granted	451,353	6.72
Vested	(163,288)	17.00
Forfeited	(18,701)	12.78
Balance at June 30, 2020	1,142,451	$9.82

Employee and Director Stock Options

For the six months ended June 30, 2020, no Class A ordinary share purchase options were granted, no stock options were exercised by directors or employees, and no stock options vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The total compensation cost expensed relating to stock options for the six months ended June 30, 2020 was $0.4 million (2019: $0.6 million). At June 30, 2020, the total compensation cost related to non-vested options not yet recognized was $0.9 million (December 31, 2019: $1.3 million) to be recognized over a weighted average period of 2.2 years (December 31, 2019: 2.4 years) assuming the grantee completes the service period for vesting of the options.

There was no activity in employee and director stock options during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, there were 0.9 million and 0.9 million stock options outstanding, respectively, with a weighted average exercise price of $22.68 and $22.68 per share, respectively and weighted average grant date fair value of $10.25 and $10.25 per share, respectively. The weighted average remaining contractual term of the stock options was 5.3 years and 5.8 years, at June 30, 2020 and December 31, 2019, respectively.

 Employee Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the six months ended June 30, 2020, 60,622 (2019: 48,535) RSUs were issued to employees pursuant to the Company’s stock incentive plan. For the six months ended June 30, 2020, no (2019: 24,165) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods.

The Company recorded $0.2 million of share-based compensation expense, net of forfeitures, relating to RSUs for the six months ended June 30, 2020 (2019: $0.2 million).

Employee RSU activity during the six months ended June 30, 2020 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2019	63,582	$13.76
Granted	60,622	6.72
Vested	(7,482)	21.65
Forfeited	—	—
Balance at June 30, 2020	116,722	$9.60

For the six months ended June 30, 2020 and 2019, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s statements of operations, was $1.7 million and $2.2 million, respectively.

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

The Company has entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2021, cash, cash equivalents and/or U.S government issued securities will not be subject to any management fee or performance allocation. For a detailed breakdown of management fees and performance compensation for the three and six months ended June 30, 2020 and 2019, refer to Note 3 of the condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of June 30, 2020, SILP, along with certain affiliates of DME Advisors, collectively owned 47.7% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

11. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2020, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Facility	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$400,000	October 11, 2021	120 days prior to termination date

As of June 30, 2020, an aggregate amount of $140.9 million (December 31, 2019: $204.5 million) in letters of credit were issued under the above facility. As of June 30, 2020, total cash and cash equivalents with a fair value in the aggregate of $140.5 million (December 31, 2019: $213.4 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the facility as of June 30, 2020 and December 31, 2019.

The Company has also established regulatory trust arrangements for certain cedents. As of June 30, 2020, collateral of $590.8 million (December 31, 2019: $528.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands that expires on December 31, 2020. The Company has determined that the current arrangement qualifies as a short term lease. The short-term lease expense for the three and six months ended June 30, 2020 was $0.3 million (2019: $0.3 million).

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this lease was an operating lease and of June 30, 2020 has recorded a right-of-use asset and a corresponding lease liability of $0.1 million (December 31, 2019: $0.2 million). The operating lease expense for the three and six months ended June 30, 2020 and 2019 was insignificant. Included in the ”Schedule of Commitments and Contingencies,” below, are the net minimum lease payment obligations relating to this lease as of June 30, 2020.

Schedule of Commitments and Contingencies
The following is a schedule of future minimum payments required under the above commitments:

	2020	2021	2022	2023	2024	Thereafter	Total
	($ in thousands)
Operating lease obligations	$340	$62	$—	$—	$—	$—	$402
Interest and convertible note payable	2,000	4,000	4,000	104,000	—	—	114,000
	$2,340	$4,062	$4,000	$104,000	$—	$—	$114,402

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

12. SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property
Commercial	$3,065	2.6%	$2,934	1.9%	$6,030	2.7%	$6,664	2.1%
Motor	6,812	5.9	19,256	12.7	15,045	6.6	39,439	12.5
Personal	3,674	3.1	3,263	2.1	6,635	2.9	6,156	2.0
Total Property	13,551	11.6	25,453	16.7	27,710	12.2	52,259	16.6

Casualty
General Liability	528	0.5	473	0.3	696	0.3	1,455	0.5
Motor Liability	25,655	22.0	71,072	46.7	55,050	24.3	150,315	47.7
Professional Liability	33	—	24	—	123	0.1	106	—
Workers' Compensation	28,605	24.5	11,615	7.6	38,929	17.2	21,044	6.7
Multi-line	19,973	17.1	25,343	16.6	41,559	18.4	46,092	14.6
Total Casualty	74,794	64.1	108,527	71.2	136,357	60.3	—	69.5

Other
Accident & Health	10,228	8.8	8,666	5.8	28,104	12.4	23,537	7.5
Financial	3,725	3.2	7,175	4.7	13,887	6.1	15,079	4.8
Marine	266	0.2	17	—	622	0.3	127	—
Other Specialty	14,125	12.1	2,502	1.6	19,796	8.7	4,886	1.6
Total Other	28,344	24.3	18,360	12.1	62,409	27.5	43,629	13.9
	$116,689	100.0%	$152,340	100.0%	$226,476	100.0%	$314,900	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$94,663	81.1%	$130,637	85.8%	$180,713	79.8%	$268,288	85.1%
Worldwide (1)	20,616	17.7	21,231	13.9	43,412	19.2	46,140	14.7
Europe	—	—	(13)	—	—	—	(13)	—
Asia	1,410	1.2	485	0.3	2,351	1.0	485	0.2
	$116,689	100.0%	$152,340	100.0%	$226,476	100.0%	$314,900	100.0%
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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2020 and 2019 and financial condition as of June 30, 2020 and December 31, 2019. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020. Such risks and uncertainties include, but are not limited to:

•Impact of disruptions to commerce, reduced economic activity and other consequences of a pandemic, including the novel coronavirus (“COVID-19”);
•Rating agency may downgrade or withdraw either of our ratings;
•Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
•Under our investment management structure, we have limited control over Solasglas Investments, LP (“SILP”);
•SILP may be concentrated in a few large positions, which could result in large losses;
•Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
•If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
•We may face risks from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
•The effect of emerging claim and coverage issues on our business is uncertain;
•The property and casualty reinsurance market may be affected by cyclical trends;
•Loss of key executives could adversely impact our ability to implement our business strategy; and
•Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

We aim to complement our underwriting results with a non-traditional investment approach in order to achieve higher rates of return over the long term than reinsurance companies that exclusively employ more traditional investment strategies. Our investment portfolio is managed according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities.

During 2019, the Company’s Board initiated a strategic review. On April 2, 2020, the Company announced the completion of its review of strategic transaction alternatives. The Board, following a recommendation made by a special committee composed of independent directors, determined that stockholder value is likely to be better enhanced on a standalone basis than by pursuing a transaction with a third party.

Because our strategy is designed to allow us to capitalize on favorable market conditions and underwriting opportunities, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

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

Outlook and Trends

The global pandemic related to the novel coronavirus (the “COVID-19 pandemic”) is having a significant impact on the property and casualty insurance and reinsurance industry. The COVID-19 pandemic has increased loss activity in certain lines we write, including mortgage insurance/reinsurance and multi-line business. Further, while we do not have a significant exposure to business interruption claims, the potential exists for elevated losses if the U.S. federal government or other government legislative action is taken to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in our underlying policies that would otherwise preclude coverage. In other areas of our business, particularly motor, we believe that fewer claims will be reported, at least in the short term, as a result of shelter-in-place orders. In total, we believe that in comparison to the industry as a whole, our exposure to the COVID-19 pandemic is relatively small.
In the short term, we believe the COVID-19 pandemic will accelerate the improvement in reinsurance pricing that started last year. Although the worldwide economic contraction will likely cause a decrease in demand for some types of coverage, the reduction in capital that the losses have caused, as well as an improved understanding of exposure to pandemics and similar events, have led to a meaningful shortage of supply. Over the past few months, we have seen risk placements in specialty classes with significantly improved terms, and have noted that attempts to place risks with only modest pricing improvements are often met with shortfalls in capacity. We continue to expand the lines of business we write and we have increased our participation in excess-of-loss contracts when the economics support it, thereby replacing some of our lower-performing quota-share contracts with higher-margin business. We believe that the benefits of these improved market conditions will flow through our underwriting results in future periods.

We expect technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries to have a significant impact on the markets in which we operate, and the COVID-19 pandemic will accelerate innovation and the corresponding market impact. We believe that Greenlight Re Innovations unit, our internal effort to develop and implement product and service innovations with insurance applications, is well positioned to facilitate certain of these market shifts. Additionally, we believe we are well positioned to benefit from new underwriting opportunities that may be created as a result of the COVID-19 pandemic.
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our current expense efficiency, agility and existing relationships has provided support to our competitive position and enables us to participate in lines of business that fit within our strategy. However, the size of our current capital base, combined with our A.M. Best rating, may constrain our capacity and our ability to access underwriting business. Our ability to execute our business strategy may be adversely impacted by a prolonged negative outlook from A.M. Best or if A.M. Best revises our subsidiaries’ ratings below A- (Excellent).
In addition to the COVID-19 pandemic impact, there are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including central bank actions, potential trade disputes and economic inequality. During 2019 we had reduced, although not eliminated, our investment exposure to such uncertainties. While we expect our investment exposure to increase moderately in the near term, we intend to limit our gross long exposure to less than 50% of total shareholders’ equity for the foreseeable future. Refer to “SILP Letter Agreement” in Part II, Item 5. “Other Information” of this Form 10-Q.

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

Key Financial Measures and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”) to evaluate our financial performance and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of our business to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:
•Basic book value per share;
•Fully diluted book value per share; and
•Net underwriting income (loss).

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

Basic book value per share is calculated on the basis of ending shareholders' equity and aggregate of Class A and Class B Ordinary shares issued and outstanding, as well as all unvested restricted shares. Fully diluted book value per share is considered a non-GAAP financial measure and represents basic book value per share combined with any dilutive impact of in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, the fully diluted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic book value per share and fully diluted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure.

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic book value per share)	$429,904	$436,899	$477,183	$506,543	$500,738
Add: Proceeds from in-the-money stock options issued and outstanding	—	—	—	—	—
Numerator for fully diluted book value per share	$429,904	$436,899	$477,183	$506,543	$500,738
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	36,272,585	37,434,244	36,994,110	36,994,110	36,793,162
Add: In-the-money stock options and RSUs issued and outstanding	116,722	116,722	63,582	63,582	87,747
Denominator for fully diluted book value per share	36,389,307	37,550,966	37,057,692	37,057,692	36,880,909
Basic book value per share	$11.85	$11.67	$12.90	$13.69	$13.61
Increase (decrease) in basic book value per share ($)	$0.18	$(1.23)	$(0.79)	$0.08	$0.42
Increase (decrease) in basic book value per share (%)	1.5%	(9.5)%	(5.8)%	0.6%	3.2%

Fully diluted book value per share	$11.81	$11.63	$12.88	$13.67	$13.58
Increase (decrease) in fully diluted book value per share ($)	$0.18	$(1.25)	$(0.79)	$0.09	$0.42
Increase (decrease) in fully diluted book value per share (%)	1.5%	(9.7)%	(5.9)%	0.7%	3.2%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. As of June 30, 2020, the number of unvested restricted shares with performance conditions was 501,989 (as of March 31, 2020: 501,989, December, 31, 2019: 356,900, September 30, 2019: 356,900, June 30, 2019: 120,605).

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	($ in thousands)
Income (loss) before income tax	$(63)	$15,220	$(39,909)	$21,199
Add (subtract):
Investment related (income) loss	(5,543)	(18,791)	29,746	(51,114)
Other non-underwriting (income) expense	(143)	(126)	251	(195)
Corporate expenses	2,881	3,657	6,739	6,691
Interest expense	1,562	1,562	3,123	3,106
Net underwriting income (loss)	$(1,306)	$1,522	$(50)	$(20,313)

Results of Operations

The table below summarizes our operating results for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$116,689	$152,340	$226,476	$314,900
Gross premiums ceded	(132)	(23,141)	(810)	(44,542)
Net premiums written	116,557	129,199	225,666	270,358
Change in net unearned premium reserves	(8,143)	(8,758)	(6,231)	(24,555)
Net premiums earned	$108,414	$120,441	$219,435	$245,803
Underwriting related expenses
Loss and LAE incurred, net
Current year	$87,700	$83,625	$159,225	$171,437
Prior year *	1,494	(5,149)	5,666	29,904
Loss and LAE incurred, net	89,194	78,476	164,891	201,341
Acquisition costs, net	17,903	37,172	49,642	58,698
Underwriting expenses	3,268	4,262	6,204	8,068
Deposit accounting expense (income)	(645)	(991)	(1,252)	(1,991)
Underwriting income (loss)	$(1,306)	$1,522	$(50)	$(20,313)

Income (loss) from investment in related party investment fund	$1,609	$14,405	$(40,517)	$45,161
Net investment income (loss)	3,934	4,386	10,771	5,953
Net investment result	$5,543	$18,791	$(29,746)	$51,114

Net income (loss)	$(63)	$15,314	$(40,333)	$21,220

Loss ratio - current year	80.9%	69.4%	72.5%	69.7%
Loss ratio - prior year	1.4%	(4.2)%	2.6%	12.2%
Loss ratio	82.3%	65.2%	75.1%	81.9%
Acquisition cost ratio	16.5%	30.9%	22.6%	23.9%
Composite ratio	98.8%	96.1%	97.7%	105.8%
Underwriting expense ratio	2.4%	2.7%	2.3%	2.5%
Combined ratio	101.2%	98.8%	100.0%	108.3%

* The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $1.1 million and loss of $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and a loss of $5.0 million and a loss of $27.7 million, for the six months ended June 30, 2020 and 2019, respectively.

Results of operations for three and six months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, the fully diluted book value per share increased by $0.18 per share, or 1.5%, to $11.81 per share from $11.63 per share at March 31, 2020. For the three months ended June 30, 2020, the basic book value per share increased by $0.18 per share, or 1.5%, to $11.85 per share from $11.67 per share at March 31, 2020. The increase in basic and fully diluted book value per share for the three and six months ended June 30, 2020, was due primarily to share repurchases executed during the second quarter of 2020.

For the three months ended June 30, 2020, the net loss was $0.1 million, compared to a net income of $15.3 million reported for the equivalent 2019 period.

The developments that most significantly affected our financial performance during the three months ended June 30, 2020, compared to the equivalent 2019 period, are summarized below:

•Underwriting income: The underwriting loss for the three months ended June 30, 2020 was $1.3 million. By comparison, the equivalent period in 2019 reported an underwriting income of $1.5 million. The decrease in underwriting income was primarily due to the COVID-19 pandemic loss reserves, which contributed $6.0 million to the underwriting loss.

•Our overall composite ratio was 98.8% for the three months ended June 30, 2020, compared to 96.1% during the equivalent 2019 period. The composite ratio for three months ended June 30, 2020 included 5.5 points related to the COVID-19 pandemic losses. The comparable period in 2019 included 2.9 loss ratio points related to natural catastrophe events.

•Investment income: Our net investment related income for the three months ended June 30, 2020 was $5.5 million compared to an investment related income of $18.8 million reported for the same period in 2019.

For the six months ended June 30, 2020, the fully diluted book value per share decreased by $1.07 per share, or 8.3%, to $11.81 per share from $12.88 per share at December 31, 2019. For the six months ended June 30, 2020, the basic book value per share decreased by $1.05 per share, or 8.1%, to $11.85 per share from $12.90 per share at December 31, 2019.

For the six months ended June 30, 2020, the net loss was $40.3 million, compared to net income of $21.2 million reported for the equivalent 2019 period.

The developments that most significantly affected our financial performance during the six months ended June 30, 2020, compared to the equivalent 2019 period, are summarized below:

•Underwriting income: The underwriting loss for the six months ended June 30, 2020 was $0.1 million. By comparison, the underwriting loss for the same period in 2019 was $20.3 million primarily resulting from adverse loss development on our private passenger automobile business.

Our overall composite ratio was 97.7% for the six months ended June 30, 2020, compared to 105.8% during the same period in 2019.

•Investment income: Our net investment related loss for the six months ended June 30, 2020 was $29.7 million compared to investment related income of $51.1 million incurred during the equivalent 2019 period. The investment loss for the six months ended June 30, 2020 was primarily related to our investment in SILP, which reported a return of (7.8)% compared to 9.1% during the same period in 2019. The investment loss in SILP for the six months ended June 30, 2020 was primarily driven by the impact of changes in fair value primarily attributable to the disruptions in global financial markets associated with the COVID–19 pandemic.

Underwriting results

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$13,551	11.6%	$25,454	16.7%	$27,710	12.2%	$52,259	16.6%
Casualty	74,794	64.1	108,526	71.2	136,357	60.2	219,012	69.5
Other	28,344	24.3	18,360	12.1	62,409	27.6	43,629	13.9
Total	$116,689	100.0%	$152,340	100.0%	$226,476	100.0%	$314,900	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty and other business, may vary significantly from period to period depending on the market opportunities that we identify.
For the three months ended June 30, 2020, our gross premiums written decreased by $35.7 million, or 23.4%, compared to the equivalent 2019 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended June 30, 2020
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(11.9)	(46.8)%	The decrease in property gross premiums written during the three months ended June 30, 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew in Q3 of 2019.
Casualty	$(33.7)	(31.1)%	The decrease in casualty gross premiums written during the three months ended June 30, 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew, and also due to lower premium volumes on in-force contracts. To a lesser extent, the decrease in casualty premiums also related to multi-line business partly related to the non-renewal of a program and partly due to decrease in volume of underlying business written by the cedents during the COVID-19 pandemic.

			The decrease was partially offset by an increase in workers’ compensation premiums compared to the same period in 2019. This increase in workers’ compensation premiums written was primarily due to an expanded relationship with an existing cedent as well as a restructured and renewed contract that was recorded on a deposit accounting basis during the comparative period in 2019.
Other	$10.0	54.4%	The increase in “other” gross premiums written during the three months ended June 30, 2019 over the comparable 2019 period was primarily due to new crop, energy, cyber and other specialty business written during 2020 and latter half of 2019. The increase was also attributed to health premiums resulting from strategic partnerships and the innovation initiatives.

			The increase was partially offset by decrease in transactional liabilities premiums due to a slow down in M&A activity during 2020 due to the COVID-19 pandemic.

For the six months ended June 30, 2020, our gross premiums written decreased by $88.4 million, or 28.1%, compared to the equivalent 2019 period. The primary drivers of this change are as follows:

Gross Premiums Written
Six months ended June 30, 2020
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(24.5)	(47.0)%	The decrease in property gross premiums written during the six months of 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew.
Casualty	$(82.7)	(37.7)%	The decrease in casualty gross premiums written during the six months of 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew, and also due to lower premium volumes on in-force contracts. To a lesser extent, the decrease in casualty premiums also related to multi-line business primarily related to the non-renewal of a program.

			The decrease was partially offset by an increase in workers’ compensation premiums compared to the same period in 2019. This increase in workers’ compensation premiums written was primarily due to an expanded relationship with an existing cedent as well as a restructured and renewed contract that was recorded on a deposit accounting basis during the comparative period in 2019.
Other	$18.8	43.0%	The increase in “other” gross premiums written during the six months of 2020 over the comparable 2019 period was primarily attributable to new contracts relating to crop, energy, cyber and other specialty lines. The increase was also attributed to health premiums resulting from strategic partnerships and the innovation initiatives.

			The increase was partially offset by decrease in transactional liabilities premiums due to a slow down in M&A activity during 2020 due to the COVID-19 pandemic.

Premiums Ceded

For the three and six months ended June 30, 2020, premiums ceded were $0.1 million and $0.8 million, respectively, compared to $23.1 million and $44.5 million for the three and six months ended June 30, 2019, respectively. During the comparative period in 2019 we had retroceded a portion of our overall exposure to an inward motor contract. The decrease in premiums ceded for the three and six months ended June 30, 2020 was primarily related to our decision not to renew the associated inward motor contract. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$13,641	11.7%	$20,289	15.7%	$27,620	12.2%	$42,483	15.7%
Casualty	74,571	64.0	90,584	70.1	135,807	60.2	184,375	68.2
Other	28,345	24.3	18,326	14.2	62,239	27.6	43,500	16.1
Total	$116,557	100.0%	$129,199	100.0%	$225,666	100.0%	$270,358	100.0%

For the three and six months ended June 30, 2020, net premiums written decreased by $12.6 million, or 9.8%, and $44.7 million, or 16.5%, respectively, compared to the three and six months ended June 30, 2019. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$14,257	13.2%	$18,286	15.2%	$29,066	13.2%	$38,031	15.5%
Casualty	69,199	63.8	80,437	66.8	134,472	61.3	165,894	67.5
Other	24,958	23.0	21,718	18.0	55,897	25.5	41,878	17.0
Total	$108,414	100.0%	$120,441	100.0%	$219,435	100.0%	$245,803	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$10,323	11.6%	$11,534	14.7%	$19,795	12.0%	$25,504	12.7%
Casualty	48,795	54.7	55,553	70.8	96,229	58.4	147,740	73.4
Other	30,076	33.7	11,389	14.5	48,867	29.6	28,097	13.9
Total	$89,194	100.0%	$78,476	100.0%	$164,891	100.0%	$201,341	100.0%

The below table summarizes the loss ratios for the six months ended June 30, 2020 and 2019:

	Three months ended June 30			Six months ended June 30
	2020	2019	Increase / (decrease) in loss ratio points	2020	2019	Increase / (decrease) in loss ratio points
Property	72.4%	63.1%	9.3	68.1%	67.1%	1.0
Casualty	70.5%	69.1%	1.4	71.6%	89.1%	(17.5)
Other	120.5%	52.4%	68.1	87.4%	67.1%	20.3
Total	82.3%	65.2%	17.1	75.1%	81.9%	(6.8)

The changes in net losses incurred for the three months ended June 30, 2020 as compared to the equivalent 2019 period were attributable to the following:

Net Losses Incurred
Three months ended June 30, 2020
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(1.2)	9.3
The decrease in losses incurred reflects lower motor property losses during the three months ended June 30, 2020, compared to the equivalent period in 2019. This reduction was due primarily to the non-renewal of certain motor contracts, as well as a lower level of losses reported on in-force motor contracts as a result of shelter-in-place policies implemented in U.S during the second quarter of 2020.

Despite the slight reduction in losses incurred during the three months ended June 30, 2020, the loss ratio increased during that period over the equivalent 2019 period as a result of the COVID-19 pandemic related business interruption claims incurred on non-motor contracts during the second quarter of 2020.

Casualty	$(6.8)	1.4
The decrease in losses incurred reflects lower motor casualty losses during the three months ended June 30, 2020, compared to the equivalent 2019 period. This reduction was due primarily to the non-renewal of certain motor contracts, as well as a lower level of losses reported on in-force motor contracts as a result of shelter-in-place policies implemented in U.S during the second quarter of 2020.

These decreases in casualty losses noted above were largely offset by increases in losses associated with our multi-line business as compared to the equivalent 2019 period. This increase in multi-line losses was due primarily to (i) adverse development on losses incurred in prior periods and (ii) losses incurred in connection with the COVID-19 pandemic during the second quarter of 2020. These multiline losses were the primary drivers of the increase in loss ratio during the second quarter of 2020 over the equivalent 2019 period.

Other	$18.7	68.1
The increase in “Other” losses incurred during the three months ended June 30, 2020 over the equivalent 2019 period was primarily related to losses incurred on mortgage contracts resulting from the COVID-19 pandemic. The increases in losses incurred on mortgage business were mostly offset by reductions in the profit commissions we pay to our cedents. To a lesser extent the increase in “Other” losses incurred was due to certain health and crop contracts reporting higher than expected losses.

The mortgage, crop and health contracts contributed to the 68.1 percentage points increase in Other loss ratio during the three months of 2020 as compared to the equivalent 2019 period.

The changes in net losses incurred for the six months ended June 30, 2020 were attributable to the following:

Net Losses Incurred
Six months ended June 30, 2020
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(5.7)	1.0
The decrease in property losses incurred during the six months of 2020 as compared to the equivalent 2019 period related primarily to:
•significant adverse loss development recognized during the the first half of 2019,
•the non-renewal of certain motor contracts,
•a lower level of losses reported on in-force motor contracts as a result of shelter-in-place policies implemented in U.S during the second quarter of 2020.

Despite the reduction in losses incurred during the six months ended June 30, 2020, the loss ratio increased 1.0 percentage point during that period over the equivalent 2019 period as a result of the COVID-19 pandemic related business interruption claims incurred on non-motor contracts during the first half of 2020.

Casualty	$(51.5)	(17.5)
The decrease in casualty losses incurred during the six months of 2020 as compared to the equivalent 2019 period related primarily to:
•significant adverse loss development recognized during the first half of 2019,
•favorable loss development on professional liability and motor contracts,
•the non-renewal of certain motor contracts,
•a lower level of losses reported on in-force motor contracts as a result of shelter-in-place policies implemented in U.S during the second quarter of 2020.

While the casualty losses incurred and loss ratio decreased for the motor business, the losses incurred and loss ratio for multi-line business increased compared to the same period in 2019. This increase in multi-line losses was due primarily to (i) adverse loss development recognized during the first half of 2020 and (ii) and the COVID-19 pandemic related claims incurred on non-motor contracts during the first half of 2020.

Overall, the reduced level of adverse prior year loss development recognized during the first half of 2020 was the primary driver of the 17.5 percentage point decrease in the casualty loss ratio as compared to the equivalent 2019 period.

Other	$20.8	20.3
The increase in “Other” losses incurred during the six months ended June 30, 2020 over the comparable 2019 period was primarily related to losses incurred on mortgage contracts resulting from the COVID-19 pandemic. The increases in losses incurred on mortgage business were mostly offset by reductions in the profit commissions we pay to our cedents. To a lesser extent the increase in “Other” losses incurred was due to certain health and crop contracts reporting higher than expected losses.

The mortgage, crop and health contracts contributed to the 20.3 percentage points increase in Other loss ratio during the three months of 2020 as compared to the equivalent 2019 period.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$2,977	16.6%	$4,816	13.0%	$5,862	11.8%	$6,911	11.8%
Casualty	20,021	111.8	23,668	63.7	37,688	75.9	36,706	62.5
Other	(5,095)	(28.4)	8,688	23.3	6,092	12.3	15,081	25.7
Total	$17,903	100.0%	$37,172	100.0%	$49,642	100.0%	$58,698	100.0%

The acquisition cost ratios for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three months ended June 30			Six months ended June 30
	2020	2019	Increase / (decrease)	2020	2019	Increase / (decrease)
Property	20.9%	26.3%	(5.4)%	20.2%	18.2%	2.0%
Casualty	28.9%	29.4%	(0.5)%	28.0%	22.1%	5.9%
Other	(20.4)%	40.0%	(60.4)%	10.9%	36.0%	(25.1)%
Total	16.5%	30.9%	(14.4)%	22.6%	23.9%	(1.3)%

The changes in the acquisition cost ratios for the three months ended June 30, 2020, compared to the same period in 2019, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended June 30, 2020
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	(5.4)	The decrease in the property acquisition cost ratio during the three months ended June 30, 2020 over the comparable 2019 period was due primarily to the non-renewal motor contracts, which incorporated relatively high commission rates.
Casualty	(0.5)	The slight decrease in the casualty acquisition cost ratio during the three months ended June 30, 2020 as compared to the comparable 2019 period was due primarily to the non-renewal of motor contracts, which incorporated relatively high commissions rates. The decrease was partially offset by higher acquisition costs associated with multi-line contracts.
Other	(60.4)	The decrease in the “other” acquisition cost ratio during the three months ended June 30, 2020 over the comparable 2019 period was due to mortgage contracts that recorded a reversal of profit commissions that mostly offset the increase in loss reserves associated with the COVID-19 pandemic.

The changes in the acquisition cost ratios for the six months ended June 30, 2020, compared to the same period in 2019, were attributable to the following:

Change in Acquisition Cost Ratios
Six months ended June 30, 2020
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	2.0	The property acquisition cost ratio increased during the six months ended June 30, 2020 over the comparable 2019 period. The first half of 2019 benefited from the reversal of sliding scale ceding commissions on private passenger automobile contracts. This reversal was the primary driver of the increase during the first half of 2020.
Casualty	5.9	The casualty acquisition cost ratio increased during the six months ended June 30, 2020 over the comparable 2019 period. The first half of 2019 benefited from the reversal of sliding scale ceding commissions on private passenger automobile contracts. This reversal was the primary driver of the increase during the first half of 2020. An additional cause of the increase related to a relative increase in the amount of workers’ compensation and multi-line business written during the first half of 2020. These lines incorporate relatively high commission rates as compared to other casualty business.
Other	(25.1)	The decrease in the “other” acquisition cost ratio during the six months ended June 30, 2020 over the comparable 2019 period was due to profit commission reversals recognized on mortgage contracts, offsetting most of the increase in loss reserves associated with the COVID-19 pandemic.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Underwriting expenses	$3,268	$4,262	$6,204	$8,068
Corporate expenses	2,881	3,657	6,739	6,691
General and administrative expenses	$6,149	$7,919	$12,943	$14,759

General and administrative expenses decreased by $1.8 million, or 22.4%, for the three months ended June 30, 2020, compared to the equivalent 2019 period. The decrease was due primarily to lower personnel costs and to a lesser extent due to lower travel, accommodation and office related expenses resulting from shelter-in-place orders.

For the six months ended June 30, 2020, general and administrative expenses decreased by $1.8 million, or 12.3%, compared to the equivalent 2019 period. The decrease was due primarily to lower personnel costs, partially offset by higher corporate expenses including legal and other professional fees relating to the strategic review.

For the six months ended June 30, 2020 and 2019, general and administrative expenses included $1.7 million and $2.2 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Related Income (Loss)

Total investment related income (loss) incorporates (i) changes in the net asset value of our investment in SILP managed by DME Advisors, (ii) interest income earned on the restricted cash and cash equivalents pledged as collateral to our clients, and (iii) gains (or losses) and interest on our portfolio of strategic and innovation investments, including investments accounted for under the equity method. We expect our investment income, including any change in the net asset value of our investment in SILP, to fluctuate from period to period.

A summary of our investment related income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	($ in thousands)
Realized gains (losses)	$—	$(28,300)	$(15,000)	$(14,150)
Change in unrealized gains and losses	3,329	28,500	18,844	14,350
Investment related foreign exchange gains (losses)	165	23	(154)	20
Interest and dividend income, net of withholding taxes	568	5,669	6,330	9,294
Interest, dividend and other expenses	(30)	(1,525)	(38)	(4,011)
Income (loss) from equity method investment	(98)	19	789	450
Net investment related income (loss)	$3,934	$4,386	$10,771	$5,953
Income (loss) from investments in related party investment fund	$1,609	$14,405	$(40,517)	$45,161
Total net investment related income (loss)	$5,543	$18,791	$(29,746)	$51,114

The investment income from related party investment fund in the above table is net of management fees paid by SILP to DME Advisors as well as performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three and six months ended June 30, 2020 and 2019, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended June 30, 2020, investment income, net of fees and expenses, resulted in a gain of 0.3%, on the Investment Portfolio managed by DME Advisors, compared to a gain of 2.7% for the three months ended June 30, 2019. SILP’s long portfolio and macro positions gained 7.6% and 0.2%, respectively, while the short portfolio lost 7.3% during the three months ended June 30, 2020. For the three months ended June 30, 2020, the significant contributors to SILP’s investment income were long positions in Brighthouse Financial (BHF), The Chemours Company (CC) and Green Brick Partners (GRBK). The largest detractors were short positions in Lincoln National (LNC), Tesla (TSLA) and a basket of short positions in companies whose finances are significantly affected by the COVID-19 pandemic.

For the six months ended June 30, 2020, investment income, net of fees and expenses, resulted in a loss of 7.8% on the Investment Portfolio managed by DME Advisors, compared to a gain of 9.1% for the six months ended June 30, 2019. The long and short portfolio lost 1.9% and 6.1%, respectively, while the macro positions gained 0.5%, during the six months ended June 30, 2020. For the six months ended June 30, 2020, the largest contributors to SILP’s investment income were short positions in Assured Guaranty (AGO), the S&P 500 Index and a group of companies in the life insurance industry that was intended to reduce the exposure to the BHF long position. The largest detractors were long position in BHF, short position in TSLA and a basket of short positions in companies whose finances are significantly affected by the COVID-19 pandemic. The losses in the long portfolio were primarily driven by the impact of changes in fair value primarily attributable to the recent disruptions in global financial markets associated with the COVID–19 pandemic.
For the three and six months ended June 30, 2020, the decrease in interest income compared to the equivalent period in 2019, related to lower interest rates offered by financial institutions on the restricted cash and cash equivalents pledged as collateral to our clients.

During the three and six months ended June 30, 2020, we recorded net unrealized gains of $3.3 million relating to our portfolio of innovation investments. During the six months ended June 30, 2020, we wrote-off a valuation allowance previously recorded on certain notes receivable. The write-off has been presented in the above table as a realized loss with an offsetting reduction in unrealized loss.

For the three months ended June 30, 2020 and 2019, and for the six months ended June 30, 2020 and 2019, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) were composed of the following:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Long portfolio gains (losses)	7.6%	1.0%	(1.9)%	13.2%
Short portfolio gains (losses)	(7.3)	2.5	(6.1)	(2.5)
Macro gains (losses)	0.2	0.1	0.5	0.6
Other income and expenses [1]	(0.2)	(0.5)	(0.3)	(1.2)
Gross investment return	0.3%	3.1%	(7.8)%	10.1%
Net investment return [1]	0.3%	2.7%	(7.8)%	9.1%
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

As of June 30, 2020, a gross deferred tax asset of $3.8 million (December 31, 2019: $3.6 million) was included in other assets on the condensed consolidated balance sheets. As of June 30, 2020, this gross deferred tax asset was partially offset by a valuation allowance of $3.3 million (December 31, 2019: $2.6 million). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Six months ended June 30				Six months ended June 30
	2020				2019
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	68.1%	71.6%	87.4%	75.1%	67.1%	89.1%	67.1%	81.9%
Acquisition cost ratio	20.2	28.0	10.9	22.6	18.2	22.1	36.0	23.9
Composite ratio	88.3%	99.6%	98.3%	97.7%	85.3%	111.2%	103.1%	105.8%
Underwriting expense ratio				2.3				2.5
Combined ratio				100.0%				108.3%

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets as of June 30, 2020, was $199.7 million, compared to $256.4 million as of December 31, 2019, a decrease of $56.7 million, or 22.1%. The decrease was primarily related to investment losses from our investment in SILP driven by the significant volatility in the equity markets arising from economic uncertainty relating to the COVID-19 pandemic, and to a lesser extent due to withdrawals for claim payments.

As of June 30, 2020, 86.1% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 7.1% was composed of instruments valued based on observable inputs other than quoted prices (Level 2) and 1.6% was composed of instruments valued based on non-observable inputs (Level 3). As of June 30, 2020, 5.2% of SILP’s investments were in private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

The Company’s restricted cash and cash equivalents are used for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash decreased by $10.8 million, or 1.5%, from $742.1 million at December 31, 2019 to $731.3 million, as of June 30, 2020, primarily due to reduction in collateral held by our ceding insurers.

Loss and loss adjustment expense reserves; Loss and loss adjustment expenses recoverable

The COVID-19 pandemic is unprecedented and we do not have previous loss experience on which to base estimates for loss and loss adjustment expense reserves related to this pandemic. See Note 5 of the accompanying condensed consolidated financial statements for assumptions used in our loss estimates relating to the COVID-19 pandemic. Losses in respect of the COVID-19 pandemic subsequent to June 30, 2020 will be reflected in the periods in which those losses are incurred.

Reserves for loss and loss adjustment expenses were composed of the following:

	June 30, 2020			December 31, 2019
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$49,293	$23,833	$73,126	$48,350	$27,126	$75,476
Casualty	137,579	197,193	334,772	152,049	204,574	356,623
Other	20,881	38,876	59,757	17,435	21,054	38,489
Total	$207,753	$259,902	$467,655	$217,834	$252,754	$470,588

During the six months ended June 30, 2020, the total gross loss and loss adjustment expense reserves decreased by $2.9 million, or 0.6% to $467.7 million from $470.6 million as of December 31, 2019. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and for a description of prior period loss developments.

During the six months ended June 30, 2020, the total loss and loss adjustment expenses recoverable decreased by $7.3 million, or 26.5%, to $20.2 million from $27.5 million as of December 31, 2019. The decrease primarily related to losses recovered relating to retroceded private passenger automobile contracts that were not renewed during 2019. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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
As of July 1, 2020, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $90.9 million and $109.7 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of July 1, 2020:

	July 1, 2020
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$90,864	$99,720
Europe	44,264	47,952
Japan	34,288	36,594
Rest of the world	33,099	36,764
Maximum	90,864	109,692
Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet decreased by $47.3 million to $429.9 million as of June 30, 2020, compared to $477.2 million as of December 31, 2019. Retained earnings decreased primarily due to a net loss of $40.3 million reported for the six months ended June 30, 2020. Additionally, the Company repurchased 1.2 million Class A ordinary shares during the six months ended June 30, 2020 resulting in a $7.8 million decrease in shareholders’ equity. For details of other movements in shareholders’ equity see Part I, Item 1. “Condensed Consolidated Statements of Shareholders’ Equity.”

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

As of June 30, 2020, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. On July 22, 2020, A.M. Best affirmed the “A- (Excellent)” ratings. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of June 30, 2020, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of June 30, 2020, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the six months ended June 30, 2020 and 2019, the net cash used in operating activities was $42.7 million and $5.8 million, respectively. The net cash used in our underwriting activities and for payment of corporate expenses was $49.0 million and $11.1 million for the six months ended June 30, 2020 and 2019, respectively. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the six months ended June 30, 2020 and 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the six months ended June 30, 2020, our net withdrawals from SILP provided cash of $21.9 million which was primarily used to pay losses and to fund collateral required by our ceding insurers. By comparison, for the same period in 2019 our investing activities provided cash of $63.5 million.

As of June 30, 2020, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will not be materially impacted by the COVID-19 pandemic and will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, if necessary. As of June 30, 2020, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that any such transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. During the six months ended June 30, 2020, we received regulatory approval for a return of up to $15.0 million of Greenlight Re’s share premium to GLRE to facilitate the share buybacks. For the six months ended June 30, 2020, we used $7.8 million to repurchase the Class A ordinary shares. As of June 30, 2020, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of June 30, 2020, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of June 30, 2020, we had one letter of credit facility available with an aggregate capacity of $400.0 million (December 31, 2019: $400.0 million). See Note 11 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of June 30, 2020, the aggregate amount of collateral provided to cedents under such arrangements was $731.7 million (December 31, 2019: $733.2 million). As of June 30, 2020, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $731.3 million (December 31, 2019: $742.1 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of June 30, 2020.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2020.

On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021 and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases or pursuant to one more tender offers. The Company is not required to repurchase any of the Class A ordinary shares or the Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2020, 1.2 million Class A ordinary shares were repurchased by the Company. As of June 30, 2020, 3.8 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans.
On April 26, 2017, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 1.5 million shares from 3.5 million to 5.0 million. As of June 30, 2020, there were 62,531 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of June 30, 2020 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$402	$—	$—	$—	$402
Interest and convertible note payable (2)	4,000	110,000	—	—	114,000
Loss and loss adjustment expense reserves (3)	241,310	124,396	47,701	54,248	467,655
	$245,712	$234,396	$47,701	$54,248	$582,057
(1)Reflects our minimum contractual obligations pursuant to the lease agreements as described below.
(2)Includes interest payments due on $100.0 million of senior convertible note payable at 4.0% per annum, as well as the payment of principal upon maturity on August 1, 2023.
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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three and six months ended June 30, 2020, management fees paid by SILP to DME Advisors were $0.6 million and $1.3 million, respectively (2019: $1.6 million and $3.6 million, respectively). Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. Due to the investment loss for the six months ended June 30, 2020, no performance allocation was earned by DME II. For the three and six months ended June 30, 2019, $1.6 million and $5.0 million, respectively, of performance allocation was netted against income in the caption “Investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

On February 26, 2019, effective as of September 1, 2018, the Company entered into Amendment No. 1 to the SILP LPA. The amendment was intended to revise the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the LPA) to take into account withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture. The Company has also entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2021, cash, cash equivalents and/or U.S. government issued securities will not be subject to any management fee or performance allocation. Refer to “SILP Letter Agreement” in Part II, Item 5. “Other Information” of this Form 10-Q.

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

Equity Price Risk
As of June 30, 2020, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of June 30, 2020, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $7.0 million, or 1.5%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of June 30, 2020, SILP’s investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in the price of natural gas.

The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio as of June 30, 2020. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$0.5	$(0.5)
Natural Gas	0.5	(0.5)
Total	$1.0	$(1.0)

Foreign Currency Risk
Certain of our reinsurance contracts are denominated in foreign currencies whereby premiums are receivable and losses are payable in foreign currencies. Foreign currency exchange rate risk exists to the extent that our foreign currency reinsurance balances are in excess of (or less than) the corresponding foreign currency cash balances and there is an increase (or decrease) in the exchange rate of that foreign currency.

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements. As of June 30, 2020, our net exposure to GBP denominated balances was £9.8 million. As of June 30, 2020, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $1.2 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated $1.2 million foreign exchange loss.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of June 30, 2020, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of June 30, 2020, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

As of June 30, 2020, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

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

Political Risk

Through our assumed reinsurance contracts, we currently provide a limited amount of political risk insurance coverage which is not expected to have a materially adverse impact on our underwriting results.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

The Company is not required to repurchase any of the Class A ordinary shares or Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases of the Notes during the three months ended June 30, 2020.

The table below details the share repurchases that were made under the plan during the six months ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2020	292,985	$6.46	292,985	4,707,015
May 1 - 31, 2020	344776	$6.50	344,776	4,362,239
June 1 - 30, 2020	523,898	$6.77	523,898	3,838,341
Total	1,161,659	$6.69	1,161,659	3,838,341
(1) Class A ordinary shares.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

SILP Letter Agreement

On August 5, 2020, in connection with the investments by Greenlight Re and GRIL in SILP, pursuant to the SILP LPA, the Company entered into an amended and restated letter agreement with DME Advisors and DME II whereby from July 1, 2020 until such date on which neither Greenlight Re nor GRIL is a limited partner in the Partnership, or as further modified by agreement of the parties:

(a) the Deployed GLRE Investment Portfolio (as defined below) shall not exceed an amount equal to 50% of the GLRE Surplus (as defined below);

(b) in the event that the Deployed GLRE Investment Portfolio exceeds 50% of the GLRE Surplus (“Excess Assets”), DME II and the DME Advisors will use their respective commercially reasonable efforts to promptly liquidate positions in Excess Assets to Non-Risk Assets (as defined below) as may be necessary to comply with the preceding paragraph (a); and

(c) until June 30, 2021, Non-Risk Assets will not be subject to any Management Fee (as defined in the SILP LPA) or Performance Allocation (as defined in the SILP LPA).

“Deployed GLRE Investment Portfolio” means an amount equal to the value of the gross long exposure (delta adjusted for derivative instruments) held in SILP for the benefit of Greenlight Re and GRIL.

“GLRE Surplus” means the shareholders’ equity of GLRE, as reported in GLRE’s then most recent quarterly U.S. GAAP financial statements adjusted monthly for Net Profits (as defined in the SILP LPA) and Net Losses (as defined in the SILP LPA) as reported by SILP during any intervening period.

“Non-Risk Assets” means cash, cash equivalents and/or any U.S. government issued security with an original maturity date of 180 days or less.

Investment Guidelines

Effective July 30, 2020, Greenlight Re’s investment guidelines were amended so as to amend and restate the concentration of investments provision contained in the guidelines as follows:

•Concentration of Investments: Other than cash, cash equivalents and United States government obligations and gold, no single investment in the investment portfolio will constitute more than 10% of Greenlight Re’s surplus.

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

For the quarter ended June 30, 2020, we are not aware of any premiums with respect to underwriting reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these reinsurance activities, we believe that the premiums associated with such business would be immaterial.

Item 6.    EXHIBITS

10.1
Third Amendment to Employment Agreement, dated as of May 1, 2020, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2020).

10.2	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Laura Accurso.
10.3	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Brendan Barry.
10.4	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Simon Burton.
10.5	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Thomas Curnock.
10.6	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Neil Greenspan.
10.7	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Patrick O’Brien.
10.8	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Tim Courtis.
10.9	Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020.
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
August 5, 2020

By:	/s/ TIM COURTIS
Tim Courtis Chief Financial Officer (principal financial and accounting officer)
August 5, 2020