Form 10-Q
period 2020-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2020-11-04
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	28,933,957
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of October 30, 2020

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

September 30, 2020 and December 31, 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2020	December 31, 2019
Assets
Investments
Investment in related party investment fund	$184,956	$240,056
Other investments	22,241	16,384
Total investments	207,197	256,440
Cash and cash equivalents	8,159	25,813
Restricted cash and cash equivalents	723,107	742,093
Reinsurance balances receivable (net of allowance for expected credit losses of $89)	264,227	230,384
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47)	19,949	27,531
Deferred acquisition costs	51,696	49,665
Unearned premiums ceded	—	901
Notes receivable (net of allowance for expected credit losses of $1,000)	18,461	20,202
Other assets	3,264	2,164
Total assets	$1,296,060	$1,355,193
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$481,770	$470,588
Unearned premium reserves	203,855	179,460
Reinsurance balances payable	80,364	122,665
Funds withheld	5,232	4,958
Other liabilities	3,756	6,825
Convertible senior notes payable	94,216	93,514
Total liabilities	869,193	878,010
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 29,113,702 (2019: 30,739,395): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2019: 6,254,715))	3,537	3,699
Additional paid-in capital	492,429	503,547
Retained earnings (deficit)	(69,099)	(30,063)
Total shareholders' equity	426,867	477,183
Total liabilities and equity	$1,296,060	$1,355,193

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three and nine months ended September 30, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Revenues
Gross premiums written	$135,596	$110,607	$362,072	$425,507
Gross premiums ceded	(1,464)	(4,035)	(2,274)	(48,577)
Net premiums written	134,132	106,572	359,798	376,930
Change in net unearned premium reserves	(18,613)	22,582	(24,844)	(1,973)
Net premiums earned	115,519	129,154	334,954	374,957
Income (loss) from investment in related party investment fund [net of related party expenses of $703 and $1,981, (three and nine months ended September 30, 2019: $1,325 and $9,888, respectively)]	6,431	6,609	(34,086)	51,770
Net investment income	466	3,312	11,237	9,265
Other income (expense), net	1,569	(887)	2,570	1,299
Total revenues	123,985	138,188	314,675	437,291
Expenses
Net loss and loss adjustment expenses incurred	88,053	92,962	252,944	294,303
Acquisition costs	27,018	30,962	76,660	89,660
General and administrative expenses	5,152	7,725	18,095	22,484
Interest expense	1,579	1,578	4,702	4,684
Total expenses	121,802	133,227	352,401	411,131
Income (loss) before income tax	2,183	4,961	(37,726)	26,160
Income tax (expense) benefit	—	179	(424)	200
Net income (loss)	$2,183	$5,140	$(38,150)	$26,360
Earnings (loss) per share
Basic	$0.06	$0.14	$(1.07)	$0.72
Diluted	$0.06	$0.14	$(1.07)	$0.72
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,677,554	36,841,623	35,569,292	36,646,515
Diluted	35,779,703	36,921,490	35,569,292	36,720,550

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three and nine months ended September 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Ordinary share capital
Beginning balance	$3,627	$3,679	$3,699	$3,638
Issue of Class A ordinary shares, net of forfeitures	(19)	20	25	61
Repurchase of Class A ordinary shares	(71)	—	(187)	—
Ending balance	3,537	3,699	3,537	3,699
Additional paid-in capital
Beginning balance	497,559	501,916	503,547	499,726
Repurchase of Class A ordinary shares	(4,828)	—	(12,484)	—
Share-based compensation expense	(302)	645	1,366	2,835
Ending balance	492,429	502,561	492,429	502,561
Retained earnings (deficit)
Beginning balance	(71,282)	(4,857)	(30,063)	(26,077)
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	—	(886)	—
Net income (loss)	2,183	5,140	(38,150)	26,360
Ending balance	(69,099)	283	(69,099)	283
Total shareholders' equity	$426,867	$506,543	$426,867	$506,543

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2020	2019
Cash provided by (used in) operating activities
Net income (loss)	$(38,150)	$26,360
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	34,086	(51,770)
Loss (income) from investment accounted for under the equity method	(870)	(267)
Net change in unrealized gains and losses on investments and notes receivable	(19,153)	(14,362)
Net realized (gains) losses on investments	15,000	14,150
Foreign exchange (gains) losses on investments	232	(160)
Current expected credit losses recognized on notes receivable and reinsurance assets	250	—
Share-based compensation expense	1,391	2,896
Amortization and interest expense, net of change in accruals	702	751
Depreciation expense	21	21
Net change in
Reinsurance balances receivable	(33,932)	26,981
Loss and loss adjustment expenses recoverable	7,535	2,170
Deferred acquisition costs	(2,031)	(678)
Unearned premiums ceded	901	17,242
Other assets, excluding depreciation	(1,121)	(561)
Loss and loss adjustment expense reserves	11,182	(3,227)
Unearned premium reserves	24,395	(15,211)
Reinsurance balances payable	(42,301)	(9,259)
Funds withheld	274	(6,465)
Other liabilities	(3,069)	2,709
Net cash provided by (used in) operating activities	(44,658)	(8,680)
Investing activities
Proceeds from redemptions from related party investment fund	69,108	107,162
Contributions to related party investment fund	(48,094)	(11,306)
Purchases of investments	(944)	(4,702)
Change in due to related party investment fund	—	(9,642)
Notes receivable collected (issued)	741	(1,016)
Non-controlling interest contribution into (withdrawal from) related party joint venture, net	—	(1,278)
Net cash provided by (used in) investing activities	20,811	79,218
Financing activities
Repurchase of Class A ordinary shares	(12,671)	—
Net cash provided by (used in) financing activities	(12,671)	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(122)	237
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,640)	70,775
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	767,906	703,231
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$731,266	$774,006
Supplementary information
Interest paid in cash	$4,000	$3,933
Income tax paid in cash	—	—
Non-cash transfer of investments (Note 3)	—	36,673
Non-cash addition of right-of-use asset	—	323

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2020

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

The results for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full calendar year.

2. SIGNIFICANT ACCOUNTING POLICIES

In the first quarter of 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 was effective for public business entities for annual and interim periods beginning after December 15, 2019. The financial assets included in the captions “Reinsurance balances receivable,” “Loss and loss adjustment expenses recoverable” (collectively, “Reinsurance Assets”) and “Notes receivable,” in the Company’s condensed consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. Other than the changes relating to the adoption of ASU 2016-13, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Restricted Cash and Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 11). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$8,159	$25,813
Restricted cash and cash equivalents	723,107	742,093
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$731,266	$767,906

Reinsurance Assets

Upon adoption of ASU 2016-13, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable and loss and loss adjustment expenses recoverable by applying a Probability of Default (“PD”) / Loss Given Default (“LGD”) model that considers both the Company’s collectibility history on its reinsurance assets as well as representative external loss history. The external loss history that the Company uses includes a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties is also considered as the probability of default is calculated over the contractual length of the reinsurance contracts.

The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The Company manages its credit risk in its reinsurance assets by transacting with insurers and reinsurers that it considers financially sound.

For its retrocessionaire counterparties that are unrated, the Company may hold collateral in the form of funds withheld, trust accounts and/or irrevocable letters of credit. In evaluating credit risk associated with reinsurance balances receivable, the Company considers its right to offset loss obligations or unearned premiums against premiums receivable. The Company regularly evaluates its net credit exposure to assess the ability of retrocessionaires to honor their respective obligations.

Upon adoption of ASU 2016-13, the Company recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million with an offset to retained earnings. At September 30, 2020, the allowance for expected credit losses was $0.1 million.

Notes Receivable

Notes receivable represent promissory notes receivable from third parties. These notes are recorded at cost plus accrued interest, if any, net of valuation allowance for expected credit losses. Interest income, changes in the allowance for expected credit losses and unrealized and realized gains or losses on the notes receivable are included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

The allowance for expected credit losses is calculated using a PD / LGD model that takes into account the Company’s experience as well as representative external loss history. The expected loss percentage is calculated as the product of the PD and LGD for each period over the life of a note. The Company evaluates the financial condition of the notes receivable counterparties and monitors its exposure on a regular basis. At September 30, 2020, the Company considers the notes receivable balance to be collectible and has not experienced any default on payments since inception of these notes. The notes receivable originated between 2015 and 2018.

At September 30, 2020 and December 31, 2019, $0.1 million and $0.1 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s condensed consolidated balance sheets. When there is uncertainty as to the collection of interest contractually due, the Company places the note on non-accrual status. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectibility of the remaining recorded value of the notes placed on non-accrual status, the Company immediately reverses any previous accrued interest through interest income and any payments received are applied to reduce the recorded value of the notes. The allowance for expected credit losses for notes receivable is calculated on the amortized cost excluding accrued interest and interest written off due to non-accrual status.

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

	Nine months ended September 30
	2020	2019
	($ in thousands)
Balance at beginning of period	$15,000	$9,012
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020	750	—
Charge offs	(15,000)	—
Net increase (decrease) in allowance	250	—
Balance at end of period	$1,000	$9,012

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At September 30, 2020, deposit assets and deposit liabilities were $5.3 million and $35.2 million, respectively (December 31, 2019: $5.2 million and $56.9 million, respectively). For the three and nine months ended September 30, 2020 and 2019, the interest income/(expense) on deposit accounted contracts was as follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Deposit interest income	$560	$1,023	$1,812	$2,493
Deposit interest expense	$—	$(656)	$—	$(135)
Deposit interest income/(expense), net	$560	$367	$1,812	$2,358

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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Weighted average shares outstanding - basic	35,677,554	36,841,623	35,569,292	36,646,515
Effect of dilutive employee and director share-based awards	102,149	79,867	—	74,035
Weighted average shares outstanding - diluted	35,779,703	36,921,490	35,569,292	36,720,550
Anti-dilutive stock options outstanding	835,627	875,627	835,627	875,627
Participating securities excluded from calculation of loss per share	—	—	878,498	—

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

Recently Issued Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in Subtopic 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity; rather, the contract would be accounted for as a single liability measured at its amortized cost. Subtopic 815-40 simplifies the analysis of whether an embedded conversion feature meets the derivative scope exception for contracts that are indexed to, and classified in, stockholders equity, as well as addresses the computation of earnings per share for convertible debt instruments. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 using either a modified retrospective method of transition or a fully retrospective method of transition. Early adoption is permitted no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements.

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

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (as amended by that certain letter agreement dated as of August 5, 2020, the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re and GRIL, (together the “GLRE Limited Partners”), and the initial limited partner (each, a “Partner”). The SILP LPA, in conjunction with a participation agreement, replaced the venture agreement and assigned and/or transferred Greenlight Re’s and GRIL’s invested assets in the Joint Venture to SILP. The Joint Venture was terminated on January 2, 2019 by which date all assets were transferred to SILP. On September

1, 2018, SILP also entered into a SILP investment advisory agreement (“IAA”) with DME Advisors pursuant to which DME Advisors is the investment manager for SILP.

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

During 2019, SILP’s investment portfolio was de-risked in order to reduce the Company’s investment volatility in the near-term. As a result, a significant proportion of the Company’s investment assets in SILP was held in cash and short-term treasuries as of December 31, 2019. On August 5, 2020, the Company entered into an amended and restated letter agreement with DME Advisors and DME II whereby the deployed Investment Portfolio can not exceed an amount equal to 50% of the Company’s shareholders’ equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements, adjusted monthly for investment gains and losses as reported by SILP during any intervening period.

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of September 30, 2020, the net asset value of the GLRE Limited Partners’ investment in SILP was $185.0 million (December 31, 2019: $240.1 million), representing 81.0% (December 31, 2019: 81.0%) of SILP’s total net assets. The remaining 19.0% (December 31, 2019: 19.0%) of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of September 30, 2020, the majority of SILP’s long investments are composed of cash and publicly-traded equity securities, which can be readily liquidated to meet GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and nine months ended September 30, 2020 was $6.4 million and $(34.1) million, respectively, (three and nine months ended September 30, 2019: $6.6 million and $51.8 million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations. The change in the net asset value of SILP for the nine months ended September 30, 2020 was primarily driven by the impact of changes in fair value primarily attributable to the disruptions in global financial markets associated with the COVID–19 pandemic.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	September 30, 2020	December 31, 2019
	($ in thousands)
Assets
Investments, at fair value	$220,116	$162,928
Derivative contracts, at fair value	3,097	6,324
Due from brokers	130,220	68,060
Cash and cash equivalents	2,202	111,046
Interest and dividends receivable	281	47
Total assets	355,916	348,405

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(116,336)	(47,834)
Derivative contracts, at fair value	(10,962)	(2,054)
Due to brokers	—	(1,180)
Interest and dividends payable	(32)	(828)
Other liabilities	(233)	(101)
Total liabilities	(127,563)	(51,997)

Net Assets	$228,353	$296,408

GLRE Limited Partners’ share of Net Assets	$184,956	$240,056

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$170	$652	$1,204	$2,334
Interest income	36	279	262	1,869
Total Investment income	206	931	1,466	4,203

Expenses
Management fee	(703)	(653)	(1,981)	(4,235)
Interest	(176)	(89)	(518)	(2,308)
Dividends	(213)	(96)	(612)	(1,532)
Professional fees and other	(432)	(204)	(764)	(1,009)
Total expenses	(1,524)	(1,042)	(3,875)	(9,084)
Net investment income (loss)	(1,318)	(111)	(2,409)	(4,881)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(1,412)	14,760	(44,972)	26,989
Net change in unrealized appreciation (depreciation)	10,832	(5,675)	5,811	45,708
Net gain (loss) on investment transactions	9,420	9,085	(39,161)	72,697

Net income (loss)	$8,102	$8,974	$(41,570)	$67,816

GLRE Limited Partners’ share of net income (loss) (1)	$6,431	$6,609	$(34,086)	$51,770

(1) Net of management fees and accrued performance allocation as follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	($ in thousands)
Management fees	$703	$652	$1,981	$4,234
Performance allocation	$—	$673	$—	$5,654

4. FINANCIAL INSTRUMENTS

Investments

Other Investments

“Other investments” include unlisted securities and investments accounted for under the equity method.

At September 30, 2020, the following securities were included in the caption “Other investments”:

September 30, 2020	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$11,364	$5,373	$(1,067)	$15,670
Investment accounted for under the equity method	—	—	—	6,571
Total other investments				$22,241

At December 31, 2019, the following securities were included in the caption “Other investments”:

December 31, 2019	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$10,420	$265	$(4)	$10,681
Investment accounted for under the equity method	—	—	—	5,703
Total other investments				$16,384

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At September 30, 2020, the carrying value of private investments and unlisted equities was $15.7 million (December 31, 2019: $10.7 million), and incorporated upward adjustments of $0.0 million and $4.1 million during the three and nine months ended September 30, 2020, respectively (2019: $0.0 million and $0.2 million, respectively), excluding any unrealized gains or losses related to changes in foreign currency exchange rates.

 The Company’s investment accounted for under the equity method represents its investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. At September 30, 2020, the Company held a 58% (December 31, 2019: 58%) economic interest in AccuRisk and had provided a $6.0 million credit facility. In addition to providing capital and funding in support of AccuRisk’s expansion plans, the Company also provides reinsurance capacity for business produced by AccuRisk. The Company has determined that AccuRisk is a VIE, of which the Company is not the primary beneficiary. The Company’s carrying value represents its ownership share of AccuRisk’s net assets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment, plus the credit facility extended. For the three and nine months ended September 30, 2020, the Company’s share of AccuRisk’s net income was $0.1 million and $0.9 million, respectively (2019: $(0.2) million and $0.3 million, respectively), which was included in the caption “Net investment income” in the Company’s condensed consolidated statements of operations.

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

As of September 30, 2020 and December 31, 2019, the Company did not carry any investments at fair value that were assigned a Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details.)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The captions “Notes receivable (net of allowance for expected credit loss)” and “Convertible senior notes payable” represent financial instruments that are carried at amortized cost. The carrying values of the notes receivable (net of allowance for expected credit loss) approximate their fair values, which the Company has determined on the basis of Level 3 inputs. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input) (see Note 7).

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At September 30, 2020, the loss and loss adjustment expenses reserves included estimated amounts for several catastrophe events. For significant catastrophe events including, but not limited to, hurricanes, typhoons, floods, wildfires and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

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

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of September 30, 2020 based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

There were no significant changes in the actuarial methodology or reserving process related to the Company’s loss and loss adjustment expense reserves for the nine months ended September 30, 2020.

At September 30, 2020 and December 31, 2019, loss and loss adjustment expense reserves were composed of the following:

	September 30, 2020	December 31, 2019
	($ in thousands)
Case reserves	$224,732	$217,834
IBNR	257,038	252,754
Total	$481,770	$470,588

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the nine months ended September 30, 2020 and 2019 is as follows:

Consolidated	2020	2019
	($ in thousands)
Gross balance at January 1	$470,588	$482,662
Less: Losses recoverable	(27,531)	(43,705)
Net balance at January 1	443,057	438,957
Incurred losses related to:
Current year	247,559	264,129
Prior years	5,385	30,174
Total incurred	252,944	294,303
Paid losses related to:
Current year	(72,453)	(93,822)
Prior years	(161,222)	(200,384)
Total paid	(233,675)	(294,206)
Foreign currency revaluation	(505)	(1,154)
Net balance at September 30	461,821	437,900
Add: Losses recoverable	19,949	41,535
Gross balance at September 30	$481,770	$479,435

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the nine months ended September 30, 2020 and 2019 are as follows:

Health	2020	2019
	($ in thousands)
Gross balance at January 1	$18,063	$24,502
Less: Losses recoverable	—	—
Net balance at January 1	18,063	24,502
Incurred losses related to:
Current year	25,032	26,013
Prior years	1,341	2,196
Total incurred	26,373	28,209
Paid losses related to:
Current year	(15,115)	(14,741)
Prior years	(16,327)	(23,160)
Total paid	(31,442)	(37,901)
Foreign currency revaluation	—	—
Net balance at September 30	12,994	14,810
Add: Losses recoverable	—	—
Gross balance at September 30	$12,994	$14,810

For the nine months ended September 30, 2020, the estimate of net losses incurred relating to prior accident years increased by $5.4 million, primarily in relation to certain general liability, health and multi-line contracts, partially offset by favorable loss development on professional liability contracts. The net financial impact of the prior year unfavorable loss development for the nine months ended September 30, 2020, taking into account earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was a loss of $4.8 million.

For the nine months ended September 30, 2019, the estimate of net losses incurred relating to prior accident years increased by $30.2 million that originated primarily from certain private passenger automobile contracts. These unanticipated automobile losses were the result of adverse court rulings that affected a significant number of loss events that occurred in Florida between 2015 and early 2018, including many claims that had previously been considered closed. The net financial impact of the prior year adverse loss development for the nine months ended September 30, 2019 was a loss of $27.7 million.

6. RETROCESSION

The Company, from time to time, purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three and nine months ended September 30, 2020, the Company’s earned ceded premiums were $1.7 million and $3.2 million, respectively (2019: $22.0 million and $65.8 million, respectively). For the three and nine months ended September 30, 2020, loss and loss adjustment expenses incurred of $88.1 million and $252.9 million, respectively (2019: $93.0 million and $294.3 million, respectively), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $2.5 million and $6.2 million (2019: $13.9 million and $56.2 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2020, the Company’s loss reserves recoverable consisted of (i) $15.0 million (December 31, 2019: $21.2 million) from unrated retrocessionaires, of which $14.5 million (December 31, 2019: $20.0 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $5.0 million (December 31, 2019: $6.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2020, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2019: nil).

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
At September 30, 2020, the Company’s share price was lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of September 30, 2020 and December 31, 2019, the unamortized debt discount was $4.7 million and $5.9 million, respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.
The Company incurred issuance costs in connection with the issuance of the Notes. As of September 30, 2020, the unamortized portion of these costs attributed to the debt component was $1.8 million (December 31, 2019: $2.3 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.

The carrying value of the Notes as of September 30, 2020, including accrued interest of $0.7 million, was $94.2 million (December 31, 2019: $93.5 million). As of September 30, 2020, the fair value of the Notes was estimated to be $80.1 million (December 31, 2019: $94.9 million) (see Note 4 Financial Instruments).
For the three and nine months ended September 30, 2020, the Company recognized interest expense of $1.6 million and $4.7 million (2019: $1.6 million and $4.7 million) in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of September 30, 2020 and December 31, 2019.

8. SHARE CAPITAL

As of September 30, 2020, 293,939 (December 31, 2019: 555,805) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors. On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million.

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

During the nine months ended September 30, 2020, 1.9 million Class A ordinary shares were repurchased by the Company (2019: 0). As of September 30, 2020, 3.1 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	Nine months ended September 30		Nine months ended September 30
	2020		2019
	Class A	Class B	Class A	Class B
Balance – beginning of period	30,739,395	6,254,715	30,130,214	6,254,715
Issue of ordinary shares, net of forfeitures	248,726	—	408,233	—
Repurchase of ordinary shares	(1,874,419)	—	—	—
Balance – end of period	29,113,702	6,254,715	30,538,447	6,254,715

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes the earned portion of the grant-date fair value of share-based awards that have not yet vested.

9. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the nine months ended September 30, 2020, 306,264 (2019: 235,701) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the nine months ended September 30, 2020, 145,089 (2019: 326,240) Class A ordinary shares were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. These restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company. The weighted average grant date fair value of these restricted shares subject to performance conditions was $6.72 (2019: $10.84) per share. On July 30, 2020, the Company accelerated the vesting of a portion of the CEO’s restricted shares resulting in 72,545 shares vesting immediately. The remaining restricted shares are still subject to performance and service conditions. As the performance conditions associated with these restricted shares have not been met, no compensation cost was recognized relating to the unvested shares for the nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, 210,109 (2019: 27,386) restricted shares were forfeited by employees who left the Company and prior to the expiration of the applicable vesting periods. For the nine months ended September 30, 2020, $0.7 million stock compensation expense (2019: $0.2 million) relating to the forfeited restricted shares was reversed.

The Company recorded $0.6 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the nine months ended September 30, 2020 (2019: $2.0 million). As of September 30, 2020, there was $2.2 million (December 31, 2019: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO’s restricted shares with performance conditions) which are expected to be recognized over a weighted average period of 2.4 years (December 31, 2019: 1.6 years). For the nine months ended September 30, 2020, the total fair value of restricted shares vested was $2.8 million (2019: $3.1 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2020:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2019	873,087	$12.83
Granted	451,353	6.72
Vested	(235,833)	13.83
Forfeited	(210,109)	10.90
Balance at September 30, 2020	878,498	$9.88

Employee and Director Stock Options

For the nine months ended September 30, 2020, no Class A ordinary share purchase options were granted or exercised by directors or employees, while 40,000 (2019: 60,000) stock options expired and 80,000 (2019: 80,000) stock options vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The total compensation cost expensed relating to stock options for the nine months ended September 30, 2020 was $0.5 million (2019: $0.7 million). At September 30, 2020, the total compensation cost related to non-vested options not yet recognized was $0.8 million (December 31, 2019: $1.3 million), which will be recognized over a weighted average period of 2.0 years (December 31, 2019: 2.4 years) assuming the grantee completes the service period for vesting of the options.

At September 30, 2020 and December 31, 2019, there were 0.8 million and 0.9 million stock options outstanding, respectively, with a weighted average exercise price of $22.22 and $22.68 per share, respectively and weighted average grant date fair value of $10.25 and $10.25 per share, respectively. The weighted average remaining contractual term of the stock options was 5.3 years and 5.8 years, at September 30, 2020 and December 31, 2019, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the nine months ended September 30, 2020, 60,622 (2019: 48,535) RSUs were issued to employees pursuant to the Company’s stock incentive plan. For the nine months ended September 30, 2020, no (2019: 24,165) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods.

The Company recorded $0.3 million of share-based compensation expense, net of forfeitures, relating to RSUs for the nine months ended September 30, 2020 (2019: $0.1 million).

Employee RSU activity during the nine months ended September 30, 2020 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2019	63,582	$13.76
Granted	60,622	6.72
Vested	(7,482)	21.65
Forfeited	—	—
Balance at September 30, 2020	116,722	$9.60

For the nine months ended September 30, 2020 and 2019, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s statements of operations, was $1.4 million and $2.9 million, respectively.

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

The Company has entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2021, cash, cash equivalents and/or U.S government issued securities will not be subject to any management fee or performance allocation. For a detailed breakdown of management fees and performance compensation for the three and nine months ended September 30, 2020 and 2019, refer to Note 3 of the condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of September 30, 2020, SILP, along with certain affiliates of DME Advisors, collectively owned 47.6% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

11. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2020, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2021	120 days prior to termination date

Effective August 26, 2020, the Company amended the credit facility to reduce the maximum facility limit from $400.0 million to $275.0 million. As of September 30, 2020, an aggregate amount of $133.0 million (December 31, 2019: $204.5 million) in letters of credit were issued under the credit facility. As of September 30, 2020, total cash and cash equivalents with a fair value in the aggregate of $135.6 million (December 31, 2019: $213.4 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the credit facility as of September 30, 2020 and December 31, 2019.

The Company has also established regulatory trust arrangements for certain cedents. As of September 30, 2020, collateral of $587.5 million (December 31, 2019: $528.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands that expires on December 31, 2020. The Company has determined that the current arrangement qualifies as a short term lease. The short-term lease expense for the three and nine months ended September 30, 2020 was $0.4 million (2019: $0.4 million).

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this agreement qualifies as an operating lease under GAAP. As of September 30, 2020 the Company has recorded a right-of-use asset and a corresponding lease liability of $0.1 million (December 31, 2019: $0.2 million). The operating lease expense for the three and nine months ended September 30, 2020 and 2019 was insignificant. Included in the “Schedule of Commitments and Contingencies,” below, are the net minimum lease payment obligations relating to this lease as of September 30, 2020.

Schedule of Commitments and Contingencies
The following is a schedule of future minimum payments required under the above commitments:

	2020	2021	2022	2023	2024	Thereafter	Total
	($ in thousands)
Operating lease obligations	$171	$65	$—	$—	$—	$—	$236
Interest and convertible note payable	—	4,000	4,000	102,000	—	—	110,000
	$171	$4,065	$4,000	$102,000	$—	$—	$110,236

Litigation

From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes cannot be predicted with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition or operating results.

12. SEGMENT REPORTING

The Company manages its business on the basis of one operating segment, Property & Casualty Reinsurance. The following tables provide a breakdown of the Company’s gross premiums written by line of business and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property
Commercial	$3,396	2.5%	$5,088	4.6%	$9,426	2.6%	$11,752	2.8%
Motor	10,091	7.4	11,367	10.3	25,136	6.9	50,807	11.9
Personal	3,691	2.7	3,632	3.3	10,326	2.9	9,788	2.3
Total Property	17,178	12.6	20,087	18.2	44,888	12.4	72,347	17.0

Casualty
General Liability	3,224	2.4	913	0.8	3,920	1.1	2,368	0.6
Motor Liability	41,679	30.7	47,021	42.5	96,729	26.7	197,335	46.4
Professional Liability	76	0.1	11	—	199	0.1	117	—
Workers' Compensation	21,979	16.2	14,077	12.7	60,908	16.8	35,121	8.3
Multi-line	25,820	19.0	15,082	13.6	67,379	18.6	61,173	14.4
Total Casualty	92,778	68.4	77,104	69.6	229,135	63.3	296,114	69.7

Other
Accident & Health	12,418	9.3	7,527	6.8	40,522	11.2	31,065	7.2
Financial	1,817	1.3	315	0.3	15,704	4.3	15,394	3.6
Marine	127	0.1	(33)	—	749	0.2	94	—
Other Specialty	11,278	8.3	5,607	5.1	31,074	8.6	10,493	2.5
Total Other	25,640	19.0	13,416	12.2	88,049	24.3	57,046	13.3
	$135,596	100.0%	$110,607	100.0%	$362,072	100.0%	$425,507	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$110,798	81.7%	$89,811	81.2%	$291,511	80.5%	$358,099	84.1%
Worldwide (1)	$22,738	16.8%	$18,450	16.7%	$66,150	18.3%	$64,590	15.2%
Europe	$—	—%	$—	—%	$—	—%	$(13)	—%
Asia	$2,060	1.5%	$2,346	2.1%	$4,411	1.2%	$2,831	0.7%
	$135,596	100.0%	$110,607	100.0%	$362,072	100.0%	$425,507	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

13.    SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company agreed to settle a promissory note that had been entered into with a reinsurance counterparty. The Company’s amortized cost associated with the promissory note at September 30, 2020 was $13.3 million, which was included in the caption “Notes receivable (net of allowance for expected credit loss).” In connection with this settlement, the Company received $19.1 million, resulting in a gain of $5.8 million that will be recognized in the fourth quarter of 2020.

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019 and financial condition as of September 30, 2020 and December 31, 2019. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020. Such risks and uncertainties include, but are not limited to:

•The impact of disruptions to commerce, reduced economic activity and other consequences of a pandemic, including the novel coronavirus (“COVID-19”) is unknown;
•A.M. Best may downgrade or withdraw either of our ratings;
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
•The loss of key executives could adversely impact our ability to implement our business strategy; and
•Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

Casualty business covers general liability, motor liability, professional liability and workers’ compensation exposures. The Company’s multi-line business relates predominantly to casualty reinsurance and as such all multi-line business is included within the casualty category. Casualty business generally has losses reported and paid over a longer period of time than property business.

Other business covers accident and health, financial lines (including transactional liability, mortgage insurance, surety and trade credit), marine, and to a lesser extent, other specialty business such as aviation, crop, cyber, energy, political and terrorism exposures.

Outlook and Trends

Recent loss activity has created an unusually high level of uncertainty in the global reinsurance market. While this uncertainty has caused reserving challenges throughout the industry, it has also led to underwriting opportunities.

COVID-19, which was declared a pandemic in March 2020, has increased loss activity in certain lines we write, including mortgage insurance/reinsurance and multi-line business. Further, while we do not have significant exposure to business interruption claims, the potential exists for elevated losses if the U.S. federal government or other government legislative action is taken to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in our underlying policies that would otherwise preclude coverage. Plaintiffs are continuing to test insurers’ positions on business interruption coverage in court with mixed success. While our estimated loss from the pandemic did not change during the third quarter, this estimate remains subject to significant uncertainty due to the unprecedented nature of this crisis.

We believe that in comparison to other industry participants, our aggregate exposure to the pandemic is small. As a result, the uncertainty that we face is challenging the reinsurance market as a whole on a significantly larger scale. As reinsurers’ reserves must accommodate a wide range of loss estimates, they have less capital to deploy to new underwriting opportunities. Adding to the reduction in capital was the unusually high frequency of small to medium sized natural catastrophes that occurred during the third quarter of 2020. While some new capital has been injected into the industry, our assessment is that this new capital represents a small portion of what has been lost or encumbered.

The resulting imbalance between the demand for reinsurance capacity and the available supply is having a significant effect on market conditions. In recent months, we have seen risk placements in specialty classes with significantly improved terms and have noted that attempts to place risks with only modest pricing improvements are often met with shortfalls in capacity. We continue to diversify the lines of business we write and we have increased our participation in excess-of-loss contracts when the economics support it, thereby replacing some of our lower-performing quota-share contracts with what we anticipate to be higher-margin business. We believe that the benefits of improved market conditions will flow through our underwriting results in future periods.

The technological, analytical, product and delivery mechanism innovations in the insurance and reinsurance industries have accelerated as a result of the COVID-19 pandemic. We expect this dynamic to have a significant impact on the markets in which we operate. We believe that Greenlight Re Innovations unit, our internal effort to develop and implement product and service innovations with insurance applications, is well positioned to facilitate and participate in areas in which the market is growing more efficient.
Compared to most of our competitors, we are small and have low overhead expenses. We believe that our current expense efficiency, agility and existing relationships have provided support to our competitive position and enable us to participate in lines of business that fit within our strategy. However, the size of our current capital base, combined with our A.M. Best rating, may constrain our capacity and our ability to access underwriting business. Our ability to execute our business strategy may be adversely impacted by a prolonged negative outlook from A.M. Best or if A.M. Best revises our subsidiaries’ ratings below A- (Excellent).
In addition to the COVID-19 pandemic impact, there are many global economic, investment and political uncertainties that may impact our business and our investment portfolio, including central bank actions, potential trade disputes and economic inequality. Commencing in 2019 we reduced our investment exposure to such uncertainties and, for the foreseeable future we intend to limit our gross long exposure to 50% of the Company’s total shareholders’ equity.

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

Key Financial Measures and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”) to evaluate our financial performance, financial position and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide a consistent and comparable measure of performance of our business to help shareholders understand performance trends and allow for a more complete understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The key non-GAAP financial measures used in this report are:
•Basic book value per share;
•Fully diluted book value per share; and
•Net underwriting income (loss).

These non-GAAP measures are described below.

Basic Book Value Per Share and Fully Diluted Book Value Per Share

We believe that long-term growth in fully diluted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick by which to monitor the shareholder value generated. In addition, fully diluted book value per share may assist our investors, shareholders and other interested parties in forming a basis of comparison with other companies within the property and casualty reinsurance industry.

Basic book value per share is calculated on the basis of ending shareholders' equity and aggregate of Class A and Class B Ordinary shares issued and outstanding, as well as all unvested restricted shares. Fully diluted book value per share represents basic book value per share combined with any dilutive impact of in-the-money stock options and RSUs issued and outstanding as of any period end. In addition, fully diluted book value per share includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic book value per share and fully diluted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure.

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$426,867	$429,904	$436,899	$477,183	$506,543
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	35,368,417	36,272,585	37,434,244	36,994,110	36,994,110
Add: In-the-money stock options and RSUs issued and outstanding	116,722	116,722	116,722	63,582	63,582
Denominator for fully diluted book value per share	35,485,139	36,389,307	37,550,966	37,057,692	37,057,692
Basic book value per share	$12.07	$11.85	$11.67	$12.90	$13.69
Increase (decrease) in basic book value per share ($)	$0.22	$0.18	$(1.23)	$(0.79)	$0.08
Increase (decrease) in basic book value per share (%)	1.9%	1.5%	(9.5)%	(5.8)%	0.6%

Fully diluted book value per share	$12.03	$11.81	$11.63	$12.88	$13.67
Increase (decrease) in fully diluted book value per share ($)	$0.22	$0.18	$(1.25)	$(0.79)	$0.09
Increase (decrease) in fully diluted book value per share (%)	1.9%	1.5%	(9.7)%	(5.9)%	0.7%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. As of September 30, 2020, the number of unvested restricted shares with performance conditions was 429,444 (as of June 30, 2020: 501,989, March 31, 2020: 501,989, December, 31, 2019: 356,900, September 30, 2019: 356,900).

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used in the calculation of net income before taxes under U.S. GAAP. Net underwriting income (loss) is calculated as net premiums earned, plus other income (expense) relating to reinsurance and deposit-accounted contracts, less net loss and loss adjustment expenses, less acquisition costs, and less underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; (4) interest expense and (5) income taxes. We exclude total investment income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	($ in thousands)
Income (loss) before income tax	$2,183	$4,961	$(37,726)	$26,160
Add (subtract):
Total investment (income) loss	(6,897)	(9,921)	22,849	(61,035)
Other non-underwriting (income) expense	(257)	1,254	(6)	1,059
Corporate expenses	2,972	4,727	9,711	11,418
Interest expense	1,579	1,578	4,702	4,684
Net underwriting income (loss)	$(420)	$2,599	$(470)	$(17,714)

Results of Operations

The table below summarizes our operating results for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$135,596	$110,607	$362,072	$425,507
Gross premiums ceded	(1,464)	(4,035)	(2,274)	(48,577)
Net premiums written	134,132	106,572	359,798	376,930
Change in net unearned premium reserves	(18,613)	22,582	(24,844)	(1,973)
Net premiums earned	$115,519	$129,154	$334,954	$374,957
Underwriting related expenses
Loss and LAE incurred, net
Current year	$88,334	$92,692	$247,559	$264,129
Prior year *	(281)	270	5,385	30,174
Loss and LAE incurred, net	88,053	92,962	252,944	294,303
Acquisition costs, net	27,018	30,962	76,660	89,660
Underwriting expenses	2,180	2,998	8,384	11,066
Deposit accounting and other reinsurance expense (income)	(1,312)	(367)	(2,564)	(2,358)
Underwriting income (loss)	$(420)	$2,599	$(470)	$(17,714)

Income (loss) from investment in related party investment fund	$6,431	$6,609	$(34,086)	$51,770
Net investment income (loss)	466	3,312	11,237	9,265
Total investment income (loss)	$6,897	$9,921	$(22,849)	$61,035

Net income (loss)	$2,183	$5,140	$(38,150)	$26,360

Loss ratio - current year	76.5%	71.8%	73.9%	70.5%
Loss ratio - prior year	(0.3)%	0.2%	1.6%	8.0%
Loss ratio	76.2%	72.0%	75.5%	78.5%
Acquisition cost ratio	23.4%	24.0%	22.9%	23.9%
Composite ratio	99.6%	96.0%	98.4%	102.4%
Underwriting expense ratio	0.8%	2.0%	1.7%	2.3%
Combined ratio	100.4%	98.0%	100.1%	104.7%

* The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs and adjustments to deposit accounted contracts, was an income of $0.2 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively, and a loss of $4.8 million and a loss of $27.7 million, for the nine months ended September 30, 2020 and 2019, respectively.

Three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, the fully diluted book value per share increased by $0.22 per share, or 1.9%, to $12.03 per share from $11.81 per share at June 30, 2020. For the three months ended September 30, 2020, the basic book value per share increased by $0.22 per share, or 1.9%, to $12.07 per share from $11.85 per share at June 30, 2020. The increase in basic and fully diluted book value per share for the three months ended September 30, 2020 was due primarily to (i) share repurchases executed, (ii) net income earned and (iii) restricted shares forfeited during the quarter.

For the three months ended September 30, 2020, net income was $2.2 million, compared to a net income of $5.1 million reported for the equivalent 2019 period.

The developments that most significantly affected our financial performance during the three months ended September 30, 2020, compared to the equivalent 2019 period, are summarized below:

•Underwriting: The underwriting loss for the three months ended September 30, 2020 was $0.4 million. By comparison, the equivalent period in 2019 reported an underwriting income of $2.6 million. The decrease in underwriting income was due primarily to natural catastrophe losses from hurricanes Laura, Isaias and Sally, the Midwest derecho storm, and the North American wildfires, which in aggregate contributed $8.1 million to the underwriting loss.

Our overall composite ratio was 99.6% for the three months ended September 30, 2020, compared to 96.0% during the equivalent 2019 period. The composite ratio for three months ended September 30, 2020 included 7.0 points related to natural catastrophe losses compared to 2.4 loss ratio points during the same period in 2019.

•Investments: Our total investment income for the three months ended September 30, 2020 was $6.9 million compared to total investment income of $9.9 million reported for the same period in 2019.

Nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, the fully diluted book value per share decreased by $0.85 per share, or 6.6%, to $12.03 per share from $12.88 per share at December 31, 2019. For the nine months ended September 30, 2020, the basic book value per share decreased by $0.83 per share, or 6.4%, to $12.07 per share from $12.90 per share at December 31, 2019.

For the nine months ended September 30, 2020, net loss was $38.2 million, compared to net income of $26.4 million reported for the equivalent 2019 period.

The developments that most significantly affected our financial performance during the nine months ended September 30, 2020, compared to the equivalent 2019 period, are summarized below:

•Underwriting: The underwriting loss for the nine months ended September 30, 2020 was $0.5 million. By comparison, the underwriting loss for the same period in 2019 was $17.7 million primarily resulting from adverse loss development on our private passenger automobile business.

Our overall composite ratio was 98.4% for the nine months ended September 30, 2020, compared to 102.4% during the same period in 2019.

•Investments: Our total investment loss for the nine months ended September 30, 2020 was $22.8 million compared to total investment income of $61.0 million incurred during the equivalent 2019 period. The investment loss for the nine months ended September 30, 2020 was primarily related to our investment in SILP, which reported an investment loss of $34.1 million, driven primarily by the impact of changes in fair value mainly attributable to the disruptions in global financial markets associated with the COVID–19 pandemic.

Underwriting results

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$17,178	12.7%	$20,087	18.2%	$44,888	12.4%	$72,347	17.0%
Casualty	92,778	68.4	77,104	69.7	229,135	63.3	296,114	69.6
Other	25,640	18.9	13,416	12.1	88,049	24.3	57,046	13.4
Total	$135,596	100.0%	$110,607	100.0%	$362,072	100.0%	$425,507	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty and other business, may vary significantly from period to period depending on the market opportunities that we identify.
For the three months ended September 30, 2020, our gross premiums written increased by $25.0 million, or 22.6%, compared to the equivalent 2019 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended September 30, 2020
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(2.9)	(14.5)%	The decrease in property gross premiums written during the three months ended September 30, 2020 over the comparable 2019 period was primarily related to motor contracts that we had elected not to renew in the third quarter of 2019.
Casualty	$15.7	20.3%	The increase in casualty gross premiums written during the three months ended September 30, 2020 over the comparable 2019 period related primarily to an increase in workers’ compensation premiums. This increase in workers’ compensation premiums written was due primarily to an expanded relationship with an existing cedent as well as a restructured and renewed contract that was recorded on a deposit accounting basis during the comparative period in 2019. The increase in casualty premiums written also reflects an increase Lloyds’ syndicate multi-line quota share business.

			The increase was partially offset by motor contracts that we elected not to renew, and lower premium volumes on in-force contracts.
Other	$12.2	91.1%	The increase in “other” gross premiums written during the three months ended September 30, 2020 over the comparable 2019 period was primarily due to new crop, energy and other specialty business written during 2020 and the latter half of 2019. The increase was also attributed to health premiums resulting from strategic partnerships and our innovation initiatives.

For the nine months ended September 30, 2020, our gross premiums written decreased by $63.4 million, or 14.9%, compared to the equivalent 2019 period. The primary drivers of this change are as follows:

Gross Premiums Written
Nine months ended September 30, 2020
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(27.5)	(38.0)%	The decrease in property gross premiums written during the nine months of 2020 over the comparable 2019 period was primarily related to motor contracts that we elected not to renew in the third quarter of 2019.
Casualty	$(67.0)	(22.6)%	The decrease in casualty gross premiums written during the nine months of 2020 over the comparable 2019 period was related primarily to motor contracts that we elected not to renew, and also due to lower premium volumes on in-force contracts.

The decrease was partially offset by an increase in workers’ compensation premiums compared to the same period in 2019. This increase in workers’ compensation premiums written was primarily due to an expanded relationship with an existing cedent as well as a restructured and renewed contract that was recorded on a deposit accounting basis during the comparative period in 2019. In addition, the increase in casualty premiums written also related to Lloyds’ syndicate multi-line quota share contracts.

Other	$31.0	54.3%	The increase in “other” gross premiums written during the nine months of 2020 over the comparable 2019 period was primarily attributable to new contracts relating to crop, energy, cyber and other specialty lines. The increase was also attributed to health premiums resulting from strategic partnerships and the innovation initiatives.

			The increase was partially offset by decrease in transactional liabilities premiums due to a slow down in M&A activity during 2020 due to the COVID-19 pandemic.

Premiums Ceded

For the three and nine months ended September 30, 2020, premiums ceded were $1.5 million and $2.3 million, respectively, compared to $4.0 million and $48.6 million for the three and nine months ended September 30, 2019, respectively. During the comparative period in 2019 we had retroceded a portion of our overall exposure to an inward motor contract. The decrease in premiums ceded for the three and nine months ended September 30, 2020 was primarily related to our decision not to renew the associated inward motor contract. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$16,845	12.6%	$18,700	17.5%	$44,465	12.4%	$61,183	16.2%
Casualty	91,646	68.3	74,824	70.3	227,453	63.2	259,199	68.8
Other	25,641	19.1	13,048	12.2	87,880	24.4	56,548	15.0
Total	$134,132	100.0%	$106,572	100.0%	$359,798	100.0%	$376,930	100.0%

For the three and nine months ended September 30, 2020, net premiums written increased by $27.6 million, or 25.9%, and decreased by $17.1 million, or 4.5%, respectively, compared to the three and nine months ended September 30, 2019. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$16,045	13.9%	$22,151	17.2%	$45,111	13.5%	$60,182	16.1%
Casualty	77,731	67.3	85,872	66.4	212,203	63.3	251,766	67.1
Other	21,743	18.8	21,131	16.4	77,640	23.2	63,009	16.8
Total	$115,519	100.0%	$129,154	100.0%	$334,954	100.0%	$374,957	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$14,909	16.9%	$14,079	15.1%	$34,704	13.7%	$39,583	13.4%
Casualty	55,028	62.5	64,172	69.1	151,257	59.8	211,912	72.1
Other	18,116	20.6	14,711	15.8	66,983	26.5	42,808	14.5
Total	$88,053	100.0%	$92,962	100.0%	$252,944	100.0%	$294,303	100.0%

The below table summarizes the loss ratios for the nine months ended September 30, 2020 and 2019:

	Three months ended September 30			Nine months ended September 30
	2020	2019	Increase / (decrease) in loss ratio points	2020	2019	Increase / (decrease) in loss ratio points
Property	92.9%	63.6%	29.3	76.9%	65.8%	11.1
Casualty	70.8%	74.7%	(3.9)	71.3%	84.2%	(12.9)
Other	83.3%	69.6%	13.7	86.3%	67.9%	18.4
Total	76.2%	72.0%	4.2	75.5%	78.5%	(3.0)

The changes in net losses incurred for the three months ended September 30, 2020 as compared to the equivalent 2019 period were attributable to the following:

Net Losses Incurred
Three months ended September 30, 2020
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$0.8	29.3
The increase in property losses incurred during the three months ended September 30, 2020, compared to the equivalent 2019 period, was due to the estimated losses from hurricanes Isaias, Laura and Sally, the Midwest derecho storm, and the North American wildfires. The increase in property losses incurred was partially offset by lower motor losses resulting from the non-renewal of certain motor contracts in Q3 2019.

Despite the small increase in losses incurred during the three months ended September 30, 2020, the property loss ratio increased during that period over the equivalent 2019 period as a result of lower earned premiums on property contracts during the third quarter of 2020.

Casualty	$(9.1)	(3.9)
The decrease in losses incurred reflects lower motor casualty losses during the three months ended September 30, 2020, compared to the equivalent 2019 period. This reduction was due primarily to the non-renewal of certain motor contracts in Q3 2019.

These decreases in casualty losses were partially offset by increases in losses associated with the growth in our workers’ compensation and catastrophe losses impacting certain multi-line contracts.

The decrease in motor casualty losses offset the impact of the catastrophe losses resulting in a 3.9 percentage point decrease in the casualty loss ratio during the third quarter of 2020 over the equivalent 2019 period.

Other	$3.4	13.7
The increase in “Other” losses incurred during the three months ended September 30, 2020 over the equivalent 2019 period was primarily related to certain health and crop contracts reporting higher than expected losses.

The crop and health contracts contributed to the 13.7 percentage points increase in Other loss ratio during the third quarter of 2020 as compared to the equivalent 2019 period.

The changes in net losses incurred for the nine months ended September 30, 2020 were attributable to the following:

Net Losses Incurred
Nine months ended September 30, 2020
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(4.9)	11.1
The decrease in property losses incurred during the nine months of 2020 as compared to the equivalent 2019 period related primarily to:
•significant adverse loss development recognized during 2019,
•the non-renewal of certain motor contracts, and
•a lower level of losses reported on in-force motor contracts as a result of fewer motorists on the roads at peak traffic times due to the COVID-19 pandemic during 2020.

The decrease in property losses were partially offset by:
•COVID-19 pandemic related business interruption claims incurred on non-motor contracts, and
•catastrophe losses from hurricanes Laura, Isaias, and Sally, the Midwest derecho storm, and the North American wildfires during the nine months ended September 30, 2020.

Despite the reduction in losses incurred during the nine months ended September 30, 2020, the loss ratio increased 11.1 percentage point during that period over the equivalent 2019 period as a result of the COVID-19 pandemic losses and catastrophe losses on a lower level of earned premiums.

Casualty	$(60.7)	(12.9)
The decrease in casualty losses incurred during the first nine months of 2020 as compared to the equivalent 2019 period related primarily to:
•significant adverse loss development recognized during the first half of 2019,
•favorable loss development on professional liability and motor contracts,
•the non-renewal of certain motor contracts,
•a lower level of losses reported on in-force motor contracts as a result of fewer motorists on the roads at peak traffic times due to the COVID-19 pandemic during 2020.

While the casualty losses incurred and loss ratio decreased for the motor business, the losses incurred and loss ratio for multi-line business increased compared to the same period in 2019. This increase in multi-line losses was due primarily to (i) adverse loss development recognized during the first nine months of 2020 and (ii) and the COVID-19 pandemic related claims incurred on non-motor contracts during the first nine months of 2020.

Overall, the reduced level of adverse prior year loss development recognized during the first nine months of 2020 was the primary driver of the 12.9 percentage point decrease in the casualty loss ratio as compared to the equivalent 2019 period.

Other	$24.2	18.4
The increase in “Other” losses incurred during the nine months ended September 30, 2020 over the comparable 2019 period was primarily related to losses incurred on mortgage contracts resulting from the COVID-19 pandemic. The increases in losses incurred on mortgage business were mostly offset by reductions in the profit commissions we pay to our cedents. To a lesser extent the increase in “Other” losses incurred was due to certain health and crop contracts reporting higher than expected losses.

The mortgage, crop and health contracts contributed to the 18.4 percentage points increase in Other loss ratio during the first nine months of 2020 as compared to the equivalent 2019 period.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	($ in thousands)				($ in thousands)
Property	$3,329	12.3%	$4,254	13.7%	$9,191	12.0%	$11,165	12.5%
Casualty	20,418	75.6	20,119	65.0	58,106	75.8	56,825	63.3
Other	3,271	12.1	6,589	21.3	9,363	12.2	21,670	24.2
Total	$27,018	100.0%	$30,962	100.0%	$76,660	100.0%	$89,660	100.0%

The acquisition cost ratios for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three months ended September 30			Nine months ended September 30
	2020	2019	Increase / (decrease)	2020	2019	Increase / (decrease)
Property	20.7%	19.2%	1.5%	20.4%	18.6%	1.8%
Casualty	26.3%	23.4%	2.9%	27.4%	22.6%	4.8%
Other	15.0%	31.2%	(16.2)%	12.1%	34.4%	(22.3)%
Total	23.4%	24.0%	(0.6)%	22.9%	23.9%	(1.0)%

The changes in the acquisition cost ratios for the three months ended September 30, 2020, compared to the same period in 2019, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended September 30, 2020
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	1.5	The increase in the property acquisition cost ratio during the three months ended September 30, 2020 over the comparable 2019 period was due primarily to higher commissions on certain motor contracts.
Casualty	2.9	The increase in the casualty acquisition cost ratio during the three months ended September 30, 2020 as compared to the equivalent 2019 period was due primarily to the relative increase in the amount of workers’ compensation and multi-line business written during the third quarter of 2020. These lines incorporate relatively high commission rates as compared to other casualty business.

Other	(16.2)	The decrease in the “other” acquisition cost ratio during the three months ended September 30, 2020 over the comparable 2019 period was due to reversal of profit commissions upon final settlement of a commuted mortgage contract.

The changes in the acquisition cost ratios for the nine months ended September 30, 2020, compared to the same period in 2019, were attributable to the following:

Change in Acquisition Cost Ratios
Nine months ended September 30, 2020
Increase / (decrease) in acquisition cost ratio points	Explanation
Property	1.8	The property acquisition cost ratio increased during the nine months ended September 30, 2020 over the comparable 2019 period. The 2019 comparable period benefited from the reversal of sliding scale ceding commissions on private passenger automobile contracts. This reversal was the primary driver of the increase during the first nine months of 2020.

Casualty	4.8	The casualty acquisition cost ratio increased during the nine months ended September 30, 2020 over the comparable 2019 period. The 2019 comparable period benefited from the reversal of sliding scale ceding commissions on private passenger automobile contracts. This reversal was the primary driver of the increase during the first nine months of 2020. An additional cause of the increase related to a relative increase in the amount of workers’ compensation and multi-line business written during the first nine months of 2020. These lines incorporate relatively high commission rates as compared to other casualty business.

Other	(22.3)	The decrease in the “other” acquisition cost ratio during the nine months ended September 30, 2020 over the comparable 2019 period was due to profit commission reversals recognized on mortgage contracts, offsetting most of the increase in loss reserves associated with the COVID-19 pandemic.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Underwriting expenses	$2,180	$2,998	$8,384	$11,066
Corporate expenses	2,972	4,727	9,711	11,418
General and administrative expenses	$5,152	$7,725	$18,095	$22,484

General and administrative expenses decreased by $2.6 million, or 33.3%, for the three months ended September 30, 2020, compared to the equivalent 2019 period. The decrease was due primarily to lower corporate expenses including legal and other professional fees compared to the same period in 2019 relating to the strategic review. Additional causes of the decrease in general and administrative expenses were lower stock compensation expense due to share forfeitures and to a lesser extent, lower travel, accommodation and office related expenses due to the COVID-19 pandemic.

For the nine months ended September 30, 2020, general and administrative expenses decreased by $4.4 million, or 19.5%, compared to the equivalent 2019 period. The decrease was due primarily to lower personnel costs including bonus and stock compensation expenses, and to a lesser extent due to lower corporate expenses including legal and other professional fees associated with the strategic review.
For the nine months ended September 30, 2020 and 2019, general and administrative expenses included $1.4 million and $2.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Income (Loss)

Total investment income (loss) incorporates (i) changes in the net asset value of our investment in SILP managed by DME Advisors, (ii) interest income earned on the restricted cash and cash equivalents pledged as collateral to our clients, and (iii) gains (or losses) and interest on our portfolio of strategic and innovation investments, notes receivable and investments accounted for under the equity method. We expect our total investment income, including any change in the net asset value of our investment in SILP, to fluctuate from period to period.

A summary of our total investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	($ in thousands)
Realized gains (losses)	$—	$—	$(15,000)	$(14,150)
Change in unrealized gains and losses	40	—	18,884	14,350
Investment related foreign exchange gains (losses)	44	(98)	(110)	(78)
Interest and dividend income, net of withholding taxes	1,021	4,415	7,351	13,709
Interest, dividend and other expenses	(719)	(822)	(757)	(4,833)
Income (loss) from equity method investment	80	(183)	869	267
Net investment related income (loss)	$466	$3,312	$11,237	$9,265
Income (loss) from investments in related party investment fund	$6,431	$6,609	$(34,086)	$51,770
Total investment income (loss)	$6,897	$9,921	$(22,849)	$61,035

The investment income from related party investment fund in the above table is net of management fees paid by SILP to DME Advisors as well as performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three and nine months ended September 30, 2020 and 2019, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended September 30, 2020, investment income, net of fees and expenses, resulted in a gain of 1.4%, on the Investment Portfolio managed by DME Advisors, compared to a gain of 1.2% for the three months ended September 30, 2019. SILP’s long portfolio and macro positions gained 3.2% and 0.3%, respectively, while the short portfolio lost 1.9% during the three months ended September 30, 2020. For the three months ended September 30, 2020, the significant contributors to SILP’s investment income were long positions in The Chemours Company (CC), Green Brick Partners (GRBK) and Atlas Air Worldwide Holdings (AAWW). The largest detractors were short positions in Tesla (TSLA), Zillow Group (Z) and a long position in AerCap Holdings (AER).

For the nine months ended September 30, 2020, investment income, net of fees and expenses, resulted in a loss of 6.5% on the Investment Portfolio managed by DME Advisors, compared to a gain of 10.4% for the nine months ended September 30, 2019. The short portfolio lost 7.7%, while the long portfolio and macro positions gained 0.9% and 0.7%, respectively, during the nine months ended September 30, 2020. For the nine months ended September 30, 2020, the largest contributors to SILP’s investment income were a long position in GRBK and short positions in the S&P 500 Index and a group of companies in the life insurance industry that was intended to reduce the exposure to a long position in Brighthouse Financial (BHF). The largest detractors were a long position in BHF and a short position in TSLA and a basket of short positions in companies whose finances are significantly affected by the COVID-19 pandemic.
For the three and nine months ended September 30, 2020, the decrease in interest income compared to the equivalent period in 2019, related to lower interest rates offered by financial institutions on the restricted cash and cash equivalents pledged as collateral to our clients.

During the nine months ended September 30, 2020, we recorded net unrealized gains of $3.3 million relating to our portfolio of innovation investments. During the nine months ended September 30, 2020, we wrote-off a valuation allowance previously recorded on certain other notes receivable. The write-off has been presented in the above table as a realized loss with an offsetting reduction in unrealized loss.

For the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2020 and 2019, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) were composed of the following:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Long portfolio gains (losses)	3.2%	2.2%	0.9%	15.6%
Short portfolio gains (losses)	(1.9)	(0.8)	(7.7)	(3.3)
Macro gains (losses)	0.3	0.1	0.7	0.6
Other income and expenses [1]	(0.2)	(0.1)	(0.4)	(1.3)
Gross investment return	1.4%	1.4%	(6.5)%	11.6%
Net investment return [1]	1.4%	1.2%	(6.5)%	10.4%
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

As of September 30, 2020, a gross deferred tax asset of $3.8 million (December 31, 2019: $3.6 million) was included in other assets on the condensed consolidated balance sheets. As of September 30, 2020, this gross deferred tax asset was partially offset by a valuation allowance of $3.3 million (December 31, 2019: $2.6 million). Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company has not taken any other tax positions that management believes are subject to uncertainty or that are reasonably likely to have a material impact to the Company, GRIL or Verdant.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended September 30				Three months ended September 30
	2020				2019
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	92.9%	70.8%	83.3%	76.2%	63.6%	74.7%	69.6%	72.0%
Acquisition cost ratio	20.7	26.3	15.0	23.4	19.2	23.4	31.2	24.0
Composite ratio	113.6%	97.1%	98.3%	99.6%	82.8%	98.1%	100.8%	96.0%
Underwriting expense ratio				0.8				2.0
Combined ratio				100.4%				98.0%

	Nine months ended September 30				Nine months ended September 30
	2020				2019
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	76.9%	71.3%	86.3%	75.5%	65.8%	84.2%	67.9%	78.5%
Acquisition cost ratio	20.4	27.4	12.1	22.9	18.6	22.6	34.4	23.9
Composite ratio	97.3%	98.7%	98.4%	98.4%	84.4%	106.8%	102.3%	102.4%
Underwriting expense ratio				1.7				2.3
Combined ratio				100.1%				104.7%

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets as of September 30, 2020, was $207.2 million, compared to $256.4 million as of December 31, 2019, a decrease of $49.2 million, or 19.2%. The decrease was primarily related to investment losses from our investment in SILP driven by the significant volatility in the equity markets arising from economic uncertainty relating to the COVID-19 pandemic, and to a lesser extent due to withdrawals for claim payments.

As of September 30, 2020, 91.1% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 4.7% was composed of instruments valued based on observable inputs other than quoted prices (Level 2) and 1.0% was composed of instruments valued based on non-observable inputs (Level 3). As of September 30, 2020, 3.2% of SILP’s investments were in private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

The Company’s restricted cash and cash equivalents are used for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash decreased by $19.0 million, or 2.6%, from $742.1 million at December 31, 2019 to $723.1 million, as of September 30, 2020, primarily due to reduction in collateral held by our ceding insurers.

Loss and loss adjustment expense reserves; Loss and loss adjustment expenses recoverable

The COVID-19 pandemic is unprecedented and we do not have previous loss experience on which to base estimates for loss and loss adjustment expense reserves related to this pandemic. See Note 5 of the accompanying condensed consolidated financial statements for assumptions used in our loss estimates relating to the COVID-19 pandemic. Losses in respect of the COVID-19 pandemic subsequent to September 30, 2020 will be reflected in the periods in which those losses are incurred.

Reserves for loss and loss adjustment expenses were composed of the following:

	September 30, 2020			December 31, 2019
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$56,353	$20,425	$76,778	$48,350	$27,126	$75,476
Casualty	143,443	195,726	339,169	152,049	204,574	356,623
Other	24,936	40,887	65,823	17,435	21,054	38,489
Total	$224,732	$257,038	$481,770	$217,834	$252,754	$470,588

During the nine months ended September 30, 2020, the total gross loss and loss adjustment expense reserves increased by $11.2 million, or 2.4% to $481.8 million from $470.6 million as of December 31, 2019. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and for a description of prior period loss developments.

During the nine months ended September 30, 2020, the total loss and loss adjustment expenses recoverable decreased by $7.6 million, or 27.5%, to $19.9 million from $27.5 million as of December 31, 2019. The decrease primarily related to losses recovered relating to retroceded private passenger automobile contracts that were not renewed during 2019. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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

As of October 1, 2020, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $89.7 million and $108.1 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of October 1, 2020:

	October 1, 2020
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$89,686	$98,248
Europe	43,279	46,869
Japan	33,256	35,459
Rest of the world	32,067	35,629
Maximum	89,686	108,073
Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet decreased by $50.3 million to $426.9 million as of September 30, 2020, compared to $477.2 million as of December 31, 2019. Retained earnings decreased primarily due to a net loss of $38.2 million reported for the nine months ended September 30, 2020. Additionally, the Company repurchased 1.9 million Class A ordinary shares during the nine months ended September 30, 2020 resulting in a $12.7 million decrease in shareholders’ equity. For details of other movements in shareholders’ equity see Part I, Item 1. “Condensed Consolidated Statements of Shareholders’ Equity.”

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

As of September 30, 2020, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. On July 22, 2020, A.M. Best affirmed the “A- (Excellent)” ratings. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of September 30, 2020, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of September 30, 2020, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the nine months ended September 30, 2020 and 2019, the net cash used in operating activities was $44.7 million and $8.7 million, respectively. The net cash used in our underwriting activities and for payment of corporate expenses was $51.3 million and $17.6 million for the nine months ended September 30, 2020 and 2019, respectively. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the nine months ended September 30, 2020 and 2019, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the nine months ended September 30, 2020, our net withdrawals from SILP provided cash of $21.0 million which was primarily used to pay losses and to fund collateral required by our ceding insurers. By comparison, for the same period in 2019 our investing activities provided cash of $79.2 million.

As of September 30, 2020, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will not be materially impacted by the COVID-19 pandemic and will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, if necessary. As of September 30, 2020, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that any such transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. During the nine months ended September 30, 2020, we received regulatory approval for a return of up to $15.0 million of Greenlight Re’s share premium to GLRE to facilitate the share repurchases. In October 2020, we received regulatory approval for return of up to $25.0 million of Greenlight Re’s share premium to GLRE in order to provide additional capital to GRIL. For the nine months ended September 30, 2020, we used $12.7 million to repurchase 1.9 million Class A ordinary shares. As of September 30, 2020, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of September 30, 2020, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of September 30, 2020, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2019: $400.0 million). See Note 11 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of September 30, 2020, the aggregate amount of collateral provided to cedents under such arrangements was $720.6 million (December 31, 2019: $733.2 million). As of September 30, 2020, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $723.1 million (December 31, 2019: $742.1 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of September 30, 2020.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2020.

On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021 and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases or pursuant to one more tender offers. The Company is not required to repurchase any of the Class A ordinary shares or the Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2020, 1.9 million Class A ordinary shares were repurchased by the Company. As of September 30, 2020, 3.1 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans.
As of September 30, 2020, there were 293,939 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors. On October 29, 2020, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million shares.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations as of September 30, 2020 by time period remaining:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$236	$—	$—	$—	$236
Interest and convertible note payable (2)	4,000	106,000	—	—	110,000
Loss and loss adjustment expense reserves (3)	248,593	128,151	49,141	55,885	481,770
	$252,829	$234,151	$49,141	$55,885	$592,006
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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the three and nine months ended September 30, 2020, management fees paid by SILP to DME Advisors were $0.7 million and $2.0 million, respectively (2019: $0.7 million and $4.2 million, respectively). Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. Due to the investment loss for the nine months ended September 30, 2020, no performance allocation was earned by DME II. For the three and nine months ended September 30, 2019, $0.7 million and $5.7 million, respectively, of performance allocation was netted against income in the caption “Investment in related party investment fund” in the Company’s condensed consolidated statement of operations.

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

Equity Price Risk
As of September 30, 2020, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of September 30, 2020, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a loss of $6.4 million, or 1.4%, of our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of September 30, 2020, SILP’s investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in the price of natural gas.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio as of September 30, 2020. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$1.9	$(1.9)
Natural Gas	0.5	(0.5)
Total	$2.4	$(2.4)

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

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements. As of September 30, 2020, our net exposure to GBP denominated balances was £7.7 million. As of September 30, 2020, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $1.0 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated $1.0 million foreign exchange loss.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of September 30, 2020, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of September 30, 2020, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

As of September 30, 2020, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

The Company is not required to repurchase any of the Class A ordinary shares or Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases of the Notes during the three months ended September 30, 2020.

The table below details the share repurchases that were made under the plan during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2020	272,416	$6.65	272,416	3,565,925
August 1 - 31, 2020	234,336	$7.15	234,336	3,331,589
September 1 - 30, 2020	206,008	$6.86	206,008	3,125,581
Total	712,760	$6.87	712,760	3,125,581
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

For the quarter ended September 30, 2020, we are not aware of any premiums with respect to underwriting reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these reinsurance activities, we believe that the premiums associated with such business would be immaterial.

Item 6.    EXHIBITS

10.1
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

10.2
Deed of Settlement and Release, effective as of September 9, 2020, by and among Tim Courtis, Greenlight Capital Re, Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2020).

10.3
Deed of Settlement and Release, effective as of September 4, 2020, by and among Brendan Barry, Greenlight Capital Re, Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2020).

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
November 4, 2020

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
November 4, 2020