Form 10-K
period 2020-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2021-03-10
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2020 was $180,157,934 based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	28,260,075
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of March 5, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2021 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on May 4, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents
PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	The impact of disruptions to commerce, reduced economic activity and other consequences of a pandemic, including the novel coronavirus (“COVID-19”) is unknown;
●	A.M. Best may downgrade or withdraw either of our ratings;
●	Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
●	Under our investment management structure, we have limited control over Solasglas Investments, LP (“SILP”);
●	SILP may be concentrated in a few large positions, which could result in large losses;
●	Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
●	We may face risks from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
●	The effect of emerging claim and coverage issues on our business is uncertain;
●	The property and casualty reinsurance market may be affected by cyclical trends;
●	Loss of key executives could adversely impact our ability to implement our business strategy; and
●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

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

Link to Table of Contents
Item 1. BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this annual report on Form 10-K to “the Company,” “we,” “us,” “our”, and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

Reference	Entity’s legal name
Greenlight Capital Re	Greenlight Capital Re, Ltd.
Greenlight Re	Greenlight Reinsurance, Ltd.
GRIL	Greenlight Reinsurance Ireland, Designated Activity Company
Verdant	Verdant Holding Company, Ltd.
Greenlight Re UK	Greenlight Re Marketing (UK) Limited

We have included a Glossary of Selected Reinsurance Terms at the end of “Part 1, Item 1. Business” of this Form 10-K.

Company Overview

Greenlight Capital Re is a holding company incorporated in July 2004 under the laws of the Cayman Islands. In August 2004, we raised gross proceeds of $212.2 million from private placements of Greenlight Capital Re’s Class A ordinary shares and Class B ordinary shares, or, collectively, the ordinary shares. On May 24, 2007, Greenlight Capital Re raised proceeds of $208.3 million, net of underwriting fees, in an initial public offering of Class A ordinary shares, as well as an additional $50.0 million from a private placement of Class B ordinary shares.

We are a global specialty property and casualty reinsurer, headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from our competitors. We conduct our reinsurance operations through two licensed and regulated reinsurance entities: Greenlight Re, based in the Cayman Islands, and GRIL, based in Dublin, Ireland. Greenlight Re provides multi-line property and casualty reinsurance globally, while GRIL focuses mainly on the European market. Our goal is to build long-term shareholder value by providing risk management products and services to the insurance, reinsurance, and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics, and customer service offerings.

We aim to complement our underwriting results with a non-traditional investment approach to achieve higher rates of return over the long term than reinsurance companies that exclusively employ more traditional investment strategies. Our investment portfolio is managed according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities.

From time to time, we make long-term strategic investments in insurance companies and general agents to complement our strategy and strengthen our client relationships. In certain instances, we utilize Verdant to facilitate strategic investments in property and casualty insurers, general agents and other entities domiciled in the United States.

In 2020, we established a UK marketing Company, Greenlight Re UK, to increase our London market presence. The London market specialty business is now central to our underwriting portfolio and we believe Greenlight Re UK will facilitate continued growth in this market.

Description of Business

Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) to write property and casualty reinsurance business as well as long term business (e.g., life insurance, long term disability, long term care, etc.) To date, we have not written any long term business. GRIL is licensed and regulated by the Central Bank of Ireland (“CBI”) to write property and casualty reinsurance business. Currently, we have one operating segment: property and casualty reinsurance. Within that segment, we employ a two-pillar strategy:

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
●
where our expertise is sufficient to evaluate the risk thoroughly, we will generally seek to participate in syndicated placements that have been negotiated and priced by another party that we judge to have market-leading expertise in the class, or as a quota share retrocessionaire of a market-leading reinsurer.

2. Risk innovation and strategic partnerships
We seek to develop a range of risk products, via strategic partnerships and other methods to gain access to fee income, a stream of underwriting business, and investment upside potential. We refer to this pillar as Greenlight Re Innovations (“Innovations”).
In evaluating Innovations opportunities, we generally ensure that each investment meets at least one of the following criteria:

●	the value we add to a partnership primarily comes from the application of our risk expertise, not solely capital or reinsurance support;
●	the partnership adds expertise to our company, in specific risk areas, technology, product innovation, and/or other areas;
●	the partnership provides access to a pool of capital, to products or to distribution;
●
overall, the partnership creates a combined effort that generates durable strategic and/or competitive position in one or more markets, and increases our opportunity for revenue growth and margin expansion opportunities.

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

We measure our success by long-term growth in book value per share, which we believe is the most comprehensive gauge of our performance. Accordingly, we design our incentive compensation plan to align employee and shareholder interests.

We seek to grow and diversify our underwriting portfolio. Our allocation of risk will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based upon market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

●	target markets and lines of business where we believe an appropriate risk/reward profile exists;
●	attract and retain clients with expertise in their respective lines of business;
●	employ strict underwriting discipline; and
●	select reinsurance opportunities with anticipated favorable returns on capital over the contract’s term.

Link to Table of Contents
The following table sets forth our gross premiums written by line of business, further broken down by class of business:

	Year ended December 31
	2020		2019		2018
	($ in thousands)
Property
Commercial	$11,190	2.3%	$14,165	2.7%	$10,487	1.8%
Motor	33,054	6.9	59,402	11.3	76,425	13.5
Personal	14,219	3.0	12,390	2.4	14,118	2.5
Total Property	58,463	12.2	85,957	16.4	101,030	17.8
Casualty
General Liability	4,228	0.9	2,401	0.5	1,429	0.3
Motor Liability	127,379	26.5	233,591	44.6	291,690	51.4
Professional Liability (1)	204	—	(448)	(0.1)	3,068	0.5
Workers' Compensation	82,189	17.1	50,369	9.6	24,101	4.3
Multi-line	88,237	18.4	76,461	14.6	57,497	10.1
Total Casualty	302,237	63.0	362,374	69.2	377,785	66.6
Other
Accident & Health	56,284	11.7	39,175	7.5	69,605	12.2
Financial	23,231	4.8	23,087	4.4	16,611	2.9
Marine	770	0.2	160	—	394	0.1
Other Specialty	38,806	8.1	13,224	2.5	2,106	0.4
Total Other	119,091	24.8	75,646	14.4	88,716	15.6
	$479,791	100.0%	$523,977	100.0%	$567,531	100.0%
(1) Negative balances reflect premium adjustments and premium returned upon contract’s termination, novation or commutation.

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2020		2019		2018
	($ in thousands)
U.S. and Caribbean	$390,000	81.3%	$435,458	83.1%	$507,705	89.5%
Worldwide (1)	84,204	17.5	84,728	16.2	59,366	10.5
Europe (2)	—	—	(13)	—	506	—
Asia (2)	5,587	1.2	3,804	0.7	(46)	—
	$479,791	100.0%	$523,977	100.0%	$567,531	100.0%

(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2) Negative balances reflect premium adjustments and premium returned upon contract’s termination, novation or commutation.

Additional information about our business is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Marketing and Distribution

Business transacted using intermediaries

We source a majority of our business through reinsurance brokers. Brokerage distribution channels provide us with access to an efficient, variable cost and global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. In some cases, intermediaries also provide other valuable services, including risk analytics, processing, and clearing.

Link to Table of Contents

We aim to build and strengthen long-term relationships with global reinsurance brokers. Our management team has relationships with most primary and specialty broker intermediaries in the reinsurance marketplace. We believe that by maintaining close relationships with brokers we will continue to obtain access to a broad range of reinsurance clients and opportunities.

We seek to strengthen our broker relationships and become the preferred choice of brokers and clients by providing, where applicable:

●	customized solutions that address the specific business needs of our clients;
●	demonstrated expertise in the underlying reinsured exposures and the operation of the contracts;
●	rapid responses to risk submissions;
●	timely claims payments;
●	financial security; and
●	a clear indication of risks we will and will not underwrite.

We focus on the quality and financial strength of any brokerage firm with which we do business. Brokers do not have the authority to bind us to any reinsurance contract. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written.

The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

	Year ended December 31
	2020		2019		2018
	($ in thousands)
Guy Carpenter (Marsh)	$195,274	40.7%	$297,150	56.7%	$376,696	66.4%
Trean Re	112,659	23.5	85,323	16.3	45,446	8.0
Willis Re	31,970	6.7	21,094	4.0	9,501	1.7
Aon Benfield	29,032	6.0	41,071	7.8	70,554	12.4
Total of largest brokers	368,935	76.9	444,638	84.8	502,197	88.5
All other brokers and direct placements	110,856	23.1	79,339	15.2	65,334	11.5
Total	$479,791	100.0%	$523,977	100.0%	$567,531	100.0%

We meet frequently in the Cayman Islands, Ireland and elsewhere with brokers and senior representatives of clients and prospective clients. We review and (when we deem appropriate) approve all contract submissions in our offices in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could materially and adversely affect our ability to implement our business strategy and results of operations.” We may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents, agents and other counterparties.”

Underwriting and Risk Management

We have established an underwriting platform composed of experienced underwriters and actuaries. We have underwriting operations in two locations, Cayman Islands and Dublin, Ireland, that respectively provide proximity to key markets in the U.S. and Europe. Our experienced team allows us to deploy our capital in a variety of lines of business and capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in multiple lines of business, and we also look to outside consultants on a fee-for-service basis to help us with niche areas of expertise when we deem it appropriate. We generally apply the following underwriting and risk management principles:

Economics of Results

Our primary underwriting goal is to build a reinsurance portfolio that maximizes profitability, subject to risk and volatility constraints.

Link to Table of Contents
Underwriting Analysis
Our approach to underwriting analysis begins at the class-of-business level. This analysis includes identifying and assessing the structural drivers of risk and emerging loss trends, and understanding the market participants and results, capacity conditions for supply and demand, and other factors. Our underwriting professionals specialize in business lines and our quantitative professionals assist in evaluating all risks we underwrite. Combined with cross-line management, we believe this approach enables us to build and deploy expertise and insight into the business line’s risk dynamics and external risk factors that will affect each transaction.
We assign a deal team composed of underwriting and quantitative professionals to evaluate each potential transaction’s pricing and structure. Before committing capital to any transaction, the deal team must obtain approval from the Chief Executive Officer/Chief Underwriting Officer. In seeking this approval, the deal team presents the key components of the proposed transaction, including assumptions and threats, market and individual deal risk factors, market capacity dynamics, transaction structure and pricing, maximum downside, and other factors.
We spend a significant amount of time with our current and prospective clients and brokers to understand the risks associated with each potential transaction and structure each contract based on this understanding. Where appropriate, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems and operations. We usually obtain substantial amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

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
We have developed and use proprietary quantitative models, and also use several commercially available tools to price our business. Our models consider conventional underwriting and risk metrics, and incorporate various class-specific and market-specific aspects from our line-of-business analyses. Using models, we consider the quantitative work’s quality and predictive power and undertake a detailed assessment of the data quality. We place greater weight on scenarios that result in higher losses.
Underwriting Authorities

The Underwriting Committee of our Board of Directors, which we refer to as the Underwriting Committee, sets parameters for aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. The Underwriting Committee may amend the maximum underwriting authorities periodically and to align with our capital base. The Underwriting Committee designs our underwriting authorities to ensure the underwriting portfolio is appropriate on a risk-adjusted basis.

Retrocessional Coverage

We selectively purchase retrocessional coverage for one or more of the following reasons: to manage our overall catastrophe events exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio.

The amount of retrocessional coverage that we purchase varies based on numerous factors, including the inherent volatility and risk accumulation of the portfolio of business we write and our capital base. Our portfolio, and by extension our

Link to Table of Contents
gross risk position, will change in size from year to year depending on market opportunities, so it is impossible to predict the level of retrocessional coverage that we will purchase in any future year.

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength rating of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower-rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts, or other collateral in the form of guarantees. As of December 31, 2020, the aggregate amount due from reinsurers from retrocessional coverages represents 3.4% (December 31, 2019: 5.9%) of our gross loss reserves. For further details please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2020, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2019: nil).

Claims Management

Our claims management process begins upon receipt of claims notifications from our clients or third-party administrators. We review reserving and settlement authority under the individual contract requirements and, as necessary, discuss with the contract’s underwriter. Our in-house claims officer is responsible for overseeing claims reviews and providing approval for complex or large claim settlements. Claims above the claims officer’s authority are referred to the general counsel, together with the claims officer’s recommendations, for secondary approval. Our Chief Executive Officer must approve claim payments above a certain threshold. We believe that this process ensures that we pay claims in accordance with each contract's terms and conditions.

Where appropriate, we conduct or contract for on-site claims audits at cedents and third-party administrators, particularly for large accounts and for those whose performance differs from our expectations. We evaluate and monitor the third-party administrators’ and ceding companies’ organization and claims-handling practices through these audits. These practices include:

•fact-finding and investigation techniques;
•loss notifications;
•reserving;
•claims negotiation and settlement;
•adherence to claims-handling guidelines.

We recognize that the fair interpretation of our reinsurance agreements and timely payment of covered claims are essential components of the service we provide to our clients.

Reserves

Our reserving philosophy is to set reserves that represent our best estimate of the amount we will ultimately be required to pay in connection with risks we have underwritten. Our actuarial staff performs quarterly reviews of our portfolio and provides reserving estimates according to our stated reserving philosophy. In doing so, our actuarial staff groups our portfolio of business into reserving analysis segments based primarily on homogeneity considerations. Currently, this process involves analysis at the individual client or transaction level.

We engage independent external actuaries who review and provide an opinion on these reserve estimates at least once a year. Due to the use of different assumptions and loss experience, the amount we establish as reserves with respect to individual risks, clients, transactions or business lines may be greater or less than those set by our clients or ceding companies. Reserves include claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Additional underwriting liabilities include unearned premiums, premium deposits and profit commissions earned but not yet paid.

Reserves represent an estimate rather than an exact quantification. Although the methods for establishing reserves are well established, many assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base our estimates on our assessment of facts and circumstances known at the time of the estimate, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors, including the actions of third parties, which are beyond our control. See Note 7 of the accompanying consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year and explanations of significant prior period loss development movements. See “Item 1A. Risk Factors — Risks Relating to Our Business — If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

Link to Table of Contents

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, including the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if they obtain such reinsurance from unlicensed or non-admitted insurers, without appropriate collateral. As a result, our U.S. clients and a portion of our non-U.S. clients require us to provide collateral for the contracts we bind with them. We provide collateral as funds withheld, trust arrangements or letters of credit. As of December 31, 2020, we had one letter of credit facility with a limit of $275.0 million (2019: one facility with a limit of $400.0 million). In 2020, we amended the Citibank facility and reduced the maximum limit from $400.0 million to $275.0 million. As of December 31, 2020, we had issued letters of credit totaling $135.3 million (2019: $204.5 million) to clients. Additionally, as of December 31, 2020, we had pledged $607.8 million (2019: $528.7 million) as collateral through trust arrangements.

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, Axis, Everest Re, Hamilton Re, Hannover Re, PartnerRe, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See "Item 1A – Risk Factors – Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

Ratings

Our current “A- (Excellent)” rating from A.M. Best is the fourth highest of 13 ratings. We believe that a strong rating is an important factor in marketing reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the investors’ protection or a recommendation to buy, sell or hold our Class A ordinary shares.

A.M. Best has currently assigned a negative outlook on our A- (Excellent) rating. The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business —“A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully. ”

Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) which became effective in the Cayman Islands effective November 1, 2012.

Greenlight Re holds a Class D insurer license issued in accordance with the terms of the Act and is subject to regulation and supervision by CIMA.

As the holder of a Class D insurer license, Greenlight Re is permitted to carry on reinsurance business from the Cayman Islands, but, except with the prior written approval of CIMA, may not carry on any insurance or reinsurance business where the underlying risk originates and resides in the Cayman Islands.

Greenlight Re is required to comply with the following principal requirements under the Act:

Link to Table of Contents

●	to maintain capital and a margin of solvency in accordance with the capital and solvency requirements prescribed by the Act;
●	to carry on its business in accordance with the laws of the Cayman Islands, including the regulatory laws, regulations, rules, and statements of guidance, where applicable;
●	to maintain adequate arrangements, including internal controls, for the management of risks and a system of governance as approved by CIMA;
●	to maintain a minimum of at least two directors and to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;
●	to have a place of business in the Cayman Islands and to maintain such resources, including staff and facilities, books and records as CIMA considers appropriate having regard for the nature and scale of the business of Greenlight Re;
●	to submit to CIMA an annual return in the prescribed form together with:
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
- such other information as may be prescribed by CIMA; and
●	to pay an annual license fee.

It is the duty of CIMA:

●	to maintain a general review of insurance practices in the Cayman Islands;
●	to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business to ensure that the Act has been complied with and that the licensee is in a sound financial position and is carrying on its business in a fit and proper manner;
●	to examine and report on the annual returns delivered to CIMA in terms of the Act; and
●	to examine and make recommendations with respect to, among other things, proposals for the revocation of licenses and cases of suspected insolvency of licensed entities.

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

The Act provides that where CIMA believes a licensee is committing, or is about to commit or pursue, an act that is an unsafe or unsound business practice, CIMA may direct the licensee to cease or refrain from committing the act or pursuing the offending course of conduct. Failure to comply with such a CIMA direction may be punishable on summary conviction by a fine of up to 100,000 Cayman Islands dollars (approximately US$120,000) or to imprisonment for a term of five years or to both, and on conviction on indictment to a fine of 500,000 Cayman Islands dollars (approximately US$600,000) or to imprisonment for a term of ten years or to both and to an additional 10,000 Cayman Islands dollars (approximately US$12,000) for every day after conviction that the breach continues.

The Monetary Authority Act (“MAA”) also provides CIMA with authority to impose administrative fines on licensees. The recent Monetary Authority (Administrative Fines) (Amendment) Regulations, 2020 (the “Amendment Regulations”) came into force on 26 June 2020. They extended the scope of the fines which CIMA may impose for breaches of a range of regulatory laws, including the Act. Breaches are categorised as minor, serious or very serious and, depending on the category of breach, fines range from US$6,100 to US$1,220,000 per breach for very serious breaches. Where a breach is committed by a corporate entity and is shown to have been committed with the consent, connivance, knowledge, or neglect of an individual, that individual may also be subject to an administrative fine.

Link to Table of Contents
Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or the interests of its creditors or policyholders, has contravened the terms of the Act or has otherwise behaved in such a manner to cause CIMA to call into question the licensee’s fitness, CIMA may take one of several steps. The steps include requiring the licensee to rectify the matter, suspending the license of the licensee, revoking the license, imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person to advise the licensee on the proper conduct of its affairs and to report to CIMA thereon, at the expense of the licensee, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as CIMA considers necessary. We have not been subject to any such actions from CIMA to date.

Other Regulations in the Cayman Islands

As Cayman Islands exempted companies, Greenlight Capital Re and Greenlight Re may not carry on business or trade locally in the Cayman Islands except in furtherance of their business outside the Cayman Islands and are prohibited from soliciting the public of the Cayman Islands to subscribe for any of their securities or debt. We are further required to file a return with the Registrar of Companies in January of each year (“Annual Return”) and to pay an annual registration fee at that time.

Economic substance law requiring a “relevant entity” conducting “relevant activity” to file notifications and, unless exempt, to report to the Tax Information Authority (“TIA”) and maintain economic substance has been introduced in the Cayman Islands.
The International Tax Co-operation (Economic Substance) Act (2020 Revision) and International Tax Co-operation (Economic Substance) Regulations, 2020 were published on January 14, 2020, and August 11, 2020, respectively (together, the “ES Act”). The latest version of the Guidance on Economic Substance for Geographically Mobile Activities (“ES Guidance”) was published on July 13, 2020.

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

GRIL is also required to comply with the European Union (Insurance Distribution) Regulations 2018 (the "2018 Regulations"), which apply to distributors of insurance and reinsurance products (including insurers and reinsurers). The 2018 Regulations give effect in Ireland to Directive (EU) 2016/97 (known as the "IDD") and strengthen the regulatory regime applicable to distribution activities through increased transparency, information, and conduct requirements. As of 25 May 2018, the General Data Protection Regulation (the "GDPR") came into force across the EU. The GDPR significantly increases the organizations’ obligations and responsibilities in collecting, using, storing and protecting personal data. Organizations in breach of the GDPR may incur sizable financial penalties.

Link to Table of Contents
Overview of Investments

Our investment portfolio is managed by DME Advisors, LP (“DME Advisors”), a value-oriented investment advisor that analyzes companies’ available financial data, business strategies and prospects to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc.

Prior to September 1, 2018, substantially all of our investable assets were invested through a joint venture arrangement in which DME Advisors, LLC (“DME”) acted as the investment advisor. We were party to a joint venture agreement (the “venture agreement”) with DME Advisors and DME under which the Company, its reinsurance subsidiaries and DME were participants in a joint venture (the “Joint Venture”) created to manage certain jointly held assets. In addition to the venture agreement, we had entered into an amended and restated investment advisory agreement (the “advisory agreement”) with DME Advisors to provide discretionary advisory services relating to the assets and liabilities of the venture. On January 2, 2019, the Joint Venture was terminated.

On September 1, 2018, we entered into an amended and restated exempted limited partnership agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). We show our investment in SILP under the caption “Investment in related party investment fund” in our consolidated balance sheets.

On September 1, 2018, SILP entered into an investment advisory agreement (the “IAA”) with DME Advisors, with an initial term ending on August 31, 2023, subject to automatic extensions for successive three-year terms. DME Advisors has the contractual right to manage substantially all of our investable assets, and is required to follow our investment guidelines and act in a fair and equitable manner in allocating investment opportunities to SILP. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for SILP.

On February 26, 2019, effective as of September 1, 2018, we entered into Amendment No. 1 to the SILP LPA. The amendment revised the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the SILP LPA) to consider withdrawals from and subsequent recontributions of capital to SILP, consistent with the treatment under the Joint Venture. On January 7, 2021, effective as of January 1, 2021, we entered into a second amendment to the SILP LPA which amended (a) the definition of “Additional Investment Ratio” and (b) each of the defined terms “Greenlight Re Surplus” and “GRIL Surplus”. The second amendment to the SILP LPA also incorporated the requirement that the Investment Portfolio, as defined in the SILP LPA, will not exceed 50% of GLRE Surplus.

DME Advisors receives a monthly management fee at an annual rate of 1.5% of each limited partner’s Investment Portfolio, as provided in the SILP LPA. DME II receives a performance allocation based on the positive performance change of each limited partner’s capital account equal to 20% of net profits calculated per annum, subject to a loss carryforward provision.

The loss carryforward provision allows DME II to earn a reduced performance allocation of 10% on net profits in any year after the year in which a limited partner’s capital account incurs a loss, until the limited partner has recouped all losses and has earned an additional amount equal to 150% of the loss. DME II is not entitled to a performance allocation in a year in which a capital account incurs a loss.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us and SILP. However, the IAA does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort, or investment opportunities to us and SILP or any restrictions on the nature or timing of investments for our or SILP’s account, or other accounts that DME Advisors or its affiliates may manage. DME Advisors can outsource to sub-advisors without our consent or approval. If DME Advisors and any of its affiliates attempt to invest in the same opportunity simultaneously, DME Advisors and its affiliates may allocate the opportunity as they determine reasonably. Affiliates of DME Advisors presently serve as the general partner or the investment advisor of Greenlight Capital, LP, Greenlight Capital Offshore Qualified, Ltd., GCOQ Intermediate, LP, Greenlight Capital Offshore Partners, Ltd., Greenlight Capital Investors, LP, Greenlight Capital Offshore Investors, Ltd., GCOI Intermediate, LP, Greenlight Capital Offshore Master, Ltd., Greenlight Masters, LP, Greenlight Masters Qualified, LP, Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners (collectively, the “Greenlight Funds”).

We have agreed to use commercially reasonable efforts to cause all of our current and future subsidiaries to enter into the SILP LPA. Under the SILP LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL, with limited exceptions, to be contributed to SILP.

Link to Table of Contents
We have agreed to release DME, DME II, and DME Advisors and their affiliates from, and to indemnify and hold them harmless against, any liability arising out of the venture agreement and the advisory agreement, subject to certain exceptions. Furthermore, DME, DME II, and DME Advisors and their affiliates have agreed to indemnify us against any liability incurred in connection with certain actions.

Under the SILP LPA, either of the GLRE Limited Partners may voluntarily withdraw all or part of its capital account for its operating needs by giving DME II at least three business days notice. Either of the GLRE Limited Partners may withdraw as a partner and fully withdraw all of its capital account from SILP on three business days notice if the limited partner’s board declares that a cause for withdrawal exists as per the SILP LPA.

Investment Strategy

DME Advisors implements a value-oriented investment strategy by taking long positions in perceived undervalued securities and short positions in perceived overvalued securities. DME Advisors aims to achieve high absolute returns while minimizing the risk of capital loss. DME Advisors attempts to determine the risk/return characteristics of potential investments by analyzing factors such as the risk that expected cash flows would not be achieved, the volatility of the cash flows, the leverage of the underlying business, and the security’s liquidity, among others.

Our Board of Directors conducts reviews of our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. We believe our investment approach, while less predictable than traditional fixed-income portfolios, complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. We have designed our investment guidelines to maintain adequate liquidity to fund our reinsurance operations.

DME Advisors is contractually obligated to adhere to our investment guidelines, and make investment decisions on our behalf. These decisions may include buying publicly listed equity securities and corporate debt, selling securities short, and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives, and other instruments. As of December 31, 2020, DME Advisors was in compliance with our investment guidelines.

Investment Guidelines

The investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL, which may be amended or modified from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders.

As of the date hereof, Greenlight Re’s investment guidelines, which Greenlight Re’s board of directors may amend at any time, are as follows:

Link to Table of Contents

●
Composition of Investments: At least 80% of the assets in its Investment Portfolio (as defined in the Limited Partnership Agreement) will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries), governments of the Organization of Economic Co-operation and Development high income countries, cash, cash equivalents and gold. No more than 10% of Greenlight Re Surplus (as defined in the Limited Partnership Agreement) will be held in private equity securities.

●
Concentration of Investments: Other than cash, cash equivalents, United States government obligations and gold, no single investment in its Investment Portfolio will constitute more than 10% of Greenlight Re Surplus.

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

●
Leverage: No new investments to increase net long exposure shall be made when Greenlight Re’s pro rata share of Assets (excluding cash equivalents) exceed its Investment Portfolio. In any event, Greenlight Re’s pro rata share of Assets (excluding cash equivalents) may not exceed 110% of its Investment Portfolio.

●
Currency hedging activities are excluded from leverage calculations. In addition to currency hedging, where the Investment Advisor enters into a secondary investment with the primary purpose of reducing the risk of another existing investment then the investment advisor may exclude the secondary investment from the calculation of leverage provided that the Investment Advisor receives approval from Greenlight Re’s Chief Financial Officer. Such authority is limited such that no more than 10% of gross exposure may be excluded from leverage calculations and may be netted from the primary investment for concentration limits.

The investment guidelines for GRIL are identical to Greenlight Re’s except for (a) currency hedging guidelines, which do not apply to GRIL, and (b) Concentration of Investments and Credit default swaps, which for GRIL are as follows:

●
Concentration of Investments: Other than cash, cash equivalents and United States government obligations, (1) no single investment in its Investment Portfolio will constitute more than 7.5% of GRIL Surplus, (2) the ten largest investments shall not constitute greater than 40% of GRIL Surplus, and (3) its Investment Portfolio shall at all times be composed of a minimum of 50 debt or equity securities of publicly traded companies (or their subsidiaries).

●	Credit default swaps: The sale of credit default swaps is prohibited.

Investment Results

Composition

The following table summarizes the investments as reported in the consolidated financial statements:

	December 31
	2020		2019
	($ in thousands)
Investment in related party investment fund	$166,735	85.0%	$240,056	93.6%
Private investments and unlisted equities	21,793	11.1	10,681	4.2
Investment accounted for under the equity method	6,545	3.3	5,703	2.2
Derivative financial instruments (not designated as hedging instruments)	1,080	0.6	—	—
Total investments	$196,153	100.0%	$256,440	100.0%

DME Advisors reports the composition of SILP’s portfolio on a delta adjusted basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. An option’s delta is the option price’s sensitivity to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares or contracts underlying the option multiplied by the delta and the underlying stock (or commodity) price.

This exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options, and other macro positions. Under this methodology, the total return swap’s exposure is reported at its full notional amount. Options are reported at their delta adjusted basis.

Link to Table of Contents

The following table represents the composition of SILP’s investments as of December 31, 2020, and December 31, 2019:

	December 31
	2020		2019
	Long %	Short %	Long %	Short %
Debt instruments	0.1%	—%	0.2%	—%
Equities & related derivatives	40.4	21.2	25.7	(7.9)
Private and unlisted equity securities	2.4	—	2.4	—
Total	42.9%	21.2%	28.3%	(7.9)%

As of December 31, 2020, SILP’s exposure to gold on a delta adjusted basis was 3.7% (2019: 0.0% ).

The following table represents the composition of SILP by industry sector, as of December 31, 2020:

Sector	Long %	Short %	Net %
Communication Services	0.7%	(1.8)%	(1.1)%
Consumer Discretionary	13.6	(5.1)	8.5
Consumer Staples	0.2	(0.2)	—
Energy	1.4	(0.6)	0.8
Financial	6.5	(1.6)	4.9
Healthcare	2.6	(2.9)	(0.3)
Industrials	7.3	(4.3)	3.0
Materials	5.6	—	5.6
Real Estate	—	(2.0)	(2.0)
Technology	4.0	(2.7)	1.3
Utilities	—	—	—
Other	1.0	—	1.0
Total	42.9%	(21.2)%	21.7%

The following table represents the composition of our investments in SILP, by the market capitalization of the underlying security, as of December 31, 2020:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	0.6%	(5.5)%	(4.9)%
Large Cap Equity (≥$10 billion and <$25 billion)	1.5	(4.7)	(3.2)
Mid Cap Equity (≥$2 billion and <$10 billion)	20.8	(10.4)	10.4
Small Cap Equity (<$2 billion)	17.4	(0.6)	16.8
Debt Instruments	0.1	—	0.1
Other Investments	2.5	—	2.5
Total	42.9%	(21.2)%	21.7%

Link to Table of Contents
Investment Returns

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the SILP LPA). Investment returns, net of all fees and expenses, by quarter for the last five years are as follows: (1)

Quarter	2020	2019	2018	2017	2016
1st	(8.1)%	6.2%	(11.8)%	0.9%	2.5%
2nd	0.3	2.7	(3.8)	(3.4)	(3.4)
3rd	1.4	1.2	(8.4)	5.5	3.1
4th	8.4	(1.0)	(10.2)	(1.3)	5.0
Full Year	1.4%	9.3%	(30.3)%	1.5%	7.2%

    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results.

Internal Risk Management

Our Chief Risk Officer is responsible for constructing and reviewing our internal risk management function. A primary objective of our risk management function is to ensure that our underwriting efforts comply with explicitly stated underwriting appetites. We design these appetites to balance our risk position size with our expertise and the available margins, while containing the cost of incorrectly assessing risks and rewards. In doing so, our risk management function designs, implements, and oversees a range of operational and underwriting controls to support the organization. We frequently review our investment and underwriting portfolios to assess the impact on capital under stressed scenarios. With the assistance of DME Advisors, we analyze our investment assets and liabilities including the numerous risk components in our portfolio, such as concentration risk and liquidity risk.

Information Technology

We house most of our information technology infrastructure primarily at an off-site, secure data center in Grand Cayman, Cayman Islands. We are increasing our use of cloud-based services as these services’ security and reliability improve.

We have implemented backup procedures to ensure we save key data daily and we can restore it promptly as needed.

We have a disaster recovery plan for our information technology infrastructure that includes data and systems replication between our Cayman Islands office and Dublin office and other off-site locations. We believe we can access our core systems with insignificant outages and restore our secondary systems if our primary systems are unavailable due to a disaster or otherwise.

We protect our information systems with physical, electronic, and software safeguards considered appropriate by our management. We employ a specialist vendor to monitor our systems for security events and risks from within our network. We regularly provide security risk awareness education and training to our staff. Despite these efforts, computer viruses, hackers, employee misuse or misconduct, and other internal or external hazards could expose our data systems to security breaches, cyber-attacks, or other disruptions. See “Item 1A. Risk Factors — Risks Related to Our Business — Operational risks, including human or systems failures, are inherent in our business.”

Human Capital

As of March 5, 2021, we had 35 full-time employees, 26 of whom were based in Grand Cayman, Cayman Islands, eight in Dublin, Ireland and one in London, United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We also engage consultants and contract with third-parties, as needed, to provide additional resources to support our business activities.

We are committed to advancement and innovation through investing in our employees’ professional development. We have implemented an employee training and development policy to encourage our employees to take advantage of training and development opportunities.

Link to Table of Contents

Our performance-driven compensation policy is designed to attract and retain talent. We use short-term compensation composed of base salary and annual cash bonuses and long-term compensation composed of deferred bonuses and stock options, restricted share units, and/or restricted shares, as applicable, in an effort to align our employees’ and executive officers’ interests with those of our shareholders. In addition, from time to time and under certain circumstances, we award sign-on bonuses, retention bonuses and other bonuses and/or bonus opportunities. We also offer welfare benefits and other perquisites including defined contribution pension plan, medical insurance coverage, and tax preparation for our employees.

We believe our employees are fairly compensated, without regard to gender, race, and ethnicity. We believe in creating and maintaining a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Each of our employees annually acknowledges complying with our Code of Business Conduct and Ethics which also provides employees with access to an anonymous whistleblower hotline to report any violations. Our Code of Business Conduct and Ethics is available on our website.

Additional Information

Our website address is www.greenlightre.com and we make available, free of charge, on or through our website, links to our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents we file with or furnish to the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Glossary of Selected Reinsurance Terms

Accident & Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Acquisition costs	Ceding commission, profit commissions, brokerage fees, premium taxes and other direct expenses relating directly to premium production.
Acquisition cost ratio	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
Actuary	A person professionally trained in the mathematical and technical aspects of insurance and related fields particularly in calculating premiums, loss reserves and other values.
Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and a reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Capacity	Capacity is the percentage of surplus that an insurer or reinsurer is willing or able to place at risk or the dollar amount of exposure it is willing to assume. Capacity may apply to a single risk, a program, a business line or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.
Casualty reinsurance	Casualty reinsurance is primarily concerned with the losses caused by injuries to third persons (persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. Casualty reinsurance includes, but is not limited to workers’ compensation, automobile liability, and general liability. A greater degree of unpredictability is generally associated with casualty risks known as ‘‘long-tail risks,’’ where losses take time to become known, and a claim may be separated from the circumstances that caused it by several years. An example of a long-tail casualty risk includes the use of certain drugs that may cause cancer or birth defects. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims due to the long-tail nature of the underlying casualty risks and their greater potential for litigation.

Link to Table of Contents

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, tornados, derechos, severe winter weather, floods, fires, explosions, volcanic eruptions, and other natural or human-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.
Cede; cedent	When a party reinsures its liability to another party, it ‘‘cedes’’ business to the reinsurer and is referred to as the ‘‘client.’’
Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Client	A party whose liability is reinsured by a reinsurer. Also known as a cedent.
Combined ratio	The combined ratio is the sum of the loss ratio, acquisition cost ratio, and underwriting expense ratio.
Composite ratio	The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses. and acquisition costs, excluding underwriting-related general and administrative expenses, to net premiums earned, or equivalently, the sum of the loss ratio and acquisition cost ratio.
Corporate expenses	Corporate expenses include those costs associated with operating as a publicly listed entity and an allocation of other general and administrative expenses.
Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses above a specified dollar or percentage loss ratio amount.
Financial strength rating	The opinion of rating agencies regarding an insurance or reinsurance company’s financial ability to meet its financial obligations under its policies.
Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd's as security for a member’s underwriting activities. They comprise the members deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member's premium income limit and also the nature of the underwriting account.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Incurred but not reported (IBNR)	Reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses known to the insurer or reinsurer.
Lloyd’s	Depending on the context this term may refer to - (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates. Lloyd’s is not an insurance company; (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense Lloyd’s should be understood as a market place; or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
Loss reserves and loss adjustment expense reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and loss adjustment expenses, and consist of reserves established for individual reported claims and incurred but not reported losses.
Multi-line	Contracts that cover more than one line of business.
Net financial impact	The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.

Link to Table of Contents

Net premiums written	An insurer’s gross premiums written, less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned and unearned	Premiums represent the cost of insurance paid by the cedent or insured to the insurer or reinsurer. Written represents the total amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.
Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance	Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This coverage type includes errors and omissions policies, directors and officers coverage and specialty coverage like employment practices liability insurance.
Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.
Property insurance	Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies, and even intangible assets such as trademarks—when damage, theft. or loss occurs.
Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, meaning that they protect against losses from natural and human-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.
Proportional reinsurance	All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission is generally based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments, and miscellaneous administrative expenses) and may include a profit component. Frequently referred to as quota-share reinsurance.
Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Reinstatement premium	A Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount reduced as a result of a reinsurance loss payment.
Reinsurance	An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including reducting net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.
Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Risk-free rate	The interest rate on a riskless, or safe, asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Severity business	Insurance/reinsurance characterized by contracts containing the potential for significant losses emanating from one event.
Surety and fidelity insurance	Surety and fidelity includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts, other than insurance policies, and guaranteeing and executing bonds, undertakings, and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.

Link to Table of Contents

Underwriter	An employee of an insurance or reinsurance company who examines, accepts or rejects risks and classifies risks to charge an appropriate premium for each accepted risk.
Underwriting	The process of evaluating, defining, and pricing reinsurance risks including, where appropriate, the rejection of such risks, and the acceptance of the obligation to pay the reinsured under the terms of the contract.
Underwriting expense	Underwriting expenses include those expenses directly related to underwriting activities that are not eligible to be capitalized and an allocation of other general and administrative expenses.
Underwriting expense ratio	The underwriting expense ratio includes those expenses directly related to underwriting activities and an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. The underwriting expense ratio also incorporates gains and losses resulting from deposit accounted contracts.
Workers’ compensation insurance	Workers’ compensation insurance provides medical, disability and lost-wage benefits to employees for injuries and illness sustained in the course of their employment.

Link to Table of Contents
ITEM 1A. RISK FACTORS

The following risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Relating to Our Business

•The impact of COVID-19 and related risks could materially and adversely affect our results of operations, financial position and liquidity.
•Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects.
•A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully.
•If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.
•The inability to obtain business provided from brokers could materially and adversely affect our ability to implement our business strategy and results of operations.
•We are subject to the credit risk of our brokers, cedents, agents and other counterparties.

Risks Relating to Insurance and Other Regulations

•Any suspension or revocation of our reinsurance licenses would materially and adversely impact our ability to do business and implement our business strategy.
•Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
•We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.

Risks Relating to Our Investment Strategy and Our Investment Advisor

•Under the SILP LPA, we are contractually obligated to invest substantially all our assets in SILP with certain exceptions. SILP’s performance depends on the ability of DME Advisors to select and manage appropriate investments.
•Under our investment management structure, we have limited control over SILP.
•SILP effectuates short sales that subject our capital accounts to material and adverse loss potential.
•SILP may be concentrated in a few large positions, which could result in investment volatility and large losses.
•Apart from funds required for collateral purposes, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy.
•Potential conflicts of interest with DME Advisors may exist that could adversely affect us.
•The compensation arrangements of SILP may create an incentive to effect transactions that are risky or speculative.
•Certain investments made by SILP may have limited liquidity and lack valuation data, which could create a conflict of interest.

Risks Relating to our Class A Ordinary Shares

•Our level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
•We may not be able to pay interest on the convertible notes or settle conversions of the convertible notes in cash or repurchase the notes upon a fundamental change, and our future debt, if any, may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

Link to Table of Contents
•Provisions of our Articles, the Companies Act of the Cayman Islands and our corporate structure may each impede a takeover, which could adversely affect the value of our Class A ordinary shares.

Risks Relating to Taxation

•Greenlight Capital Re, Greenlight Re and/or GRIL may be subject to United States federal income taxation.
•United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.
•H.R. 1, the recently passed tax reform bill, is causing us to undertake changes to the manner in which we conduct our business and could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings.
•The impact of the initiative of the OECD and the EU to eliminate harmful tax practices is uncertain and could adversely affect our tax status in the Cayman Islands where we are exempt from income taxes.

Additional details relating to the above and other risk factors are described below:

Risks Relating to Our Business

The impact of COVID-19 and related risks could materially and adversely affect our results of operations, financial position and liquidity.

The global pandemic related to COVID-19 which began in March 2020 continues to impact the global economy. Because of the size and breadth of the pandemic, direct and indirect consequences of COVID-19 are not yet fully known and will likely not emerge for some time. We cannot provide assurance on the short-term or long-term impacts of COVID-19 on our various product lines. The potential exists for elevated frequency and severity losses in the event of legislative action to retroactively mandate coverage irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage and, accordingly, historical analysis and data utilized in our assessment of anticipated losses may not be reliable. Identified risks to our operations, financial position and/or liquidity presented by the ongoing effects of COVID-19 include the following:

Link to Table of Contents

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

●
Loss and Loss Adjustment Expenses. We believe that, as a result of COVID-19, we will experience higher loss and loss adjustment expenses in certain lines of business due to anticipated increases in frequency and/or severity of claims. For example, we may experience elevated frequency and severity in our workers’ compensation and health (medical stop loss) lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment and, as discussed below, potentially as a result of legislative or regulatory action to effectively expand workers’ compensation coverage by creating presumptions of compensability for certain types of workers. In addition, limited availability of medical resources could result in medical inflation and complicate, delay and/or extend treatment for COVID-19 and non-COVID-19 related issues. Most of our health business relates to medical stop-loss coverage of employer health plans where the employer retains an initial level of risk. To the extent COVID-19 workers’ compensation and health (medical stop loss) claims exceed the employers’ self-retention levels, our incurred losses will be adversely impacted.

Higher levels of unemployment will likely increase delinquencies and defaults by homeowners, thereby increasing the claims relating to our mortgage business. Additionally, a decline in home prices and resulting foreclosures could further adversely impact losses on our mortgage business.

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

In addition, anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of underlying claimants and policyholders may change in unexpected ways (such as, our cedents may experience an increase in the number of fraudulent claims), the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change.

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

●
Investments. Major equity indices experienced significant volatility throughout 2020 driven by COVID-19. Similar disruptions in global financial markets due to the continuing impact of COVID-19 could result in investment losses, including potential impairments in our private equity investments relating to Innovations. For further discussion of the risks related to our investment portfolio see “Risks Relating to Our Investment Strategy and Our Investment Advisor” included in “Part I-Item 1A-Risk Factors”.

●
Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our employees or those of our cedents, agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. For a further discussion, see “Operational risks, including human or systems failures, are inherent in our business” included in “Part I-Item IA-Risk Factors”.

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

A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully.

If A.M. Best downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would materially and adversely affect our ability to implement our business strategy. Additionally, if A.M. Best downgrades our ratings, we cannot provide assurance that our regulators, the Cayman Islands Monetary Authority and the Central Bank of Ireland, would continue to authorize our current business strategy.

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

A downgrade in A.M. Best ratings below specified levels or a significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral.

Certain of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M.Best ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement. We expect that similar provisions will also be included in some contracts in the future. Whether a client would exercise such cancellation rights would likely depend, among other things, on the reason the provision is triggered, the prevailing market conditions, the degree of unexpired coverage and the pricing and availability of replacement reinsurance coverage. We cannot predict how many of our clients would ultimately exercise such rights. The exercise of such rights in aggregate could have a significant effect on our financial condition, results of operations and our underwriting capacity.

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

Additionally, although the members of our underwriting deal team have experience across many property and casualty lines, they may not have the requisite or specialized experience or expertise to compete for all transactions that fall within our strategy at times and in markets where capacity and alternatives may be limited.

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, Axis, Everest Re, Hamilton Re, Hannover Re, PartnerRe, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business that we write.

Further, our ability to compete may be harmed if insurance industry participants continue to consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. If and when the insurance industry further consolidates, competition for customers may become more intense, and the importance of acquiring and properly servicing each customer may become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could materially and adversely affect our business or our results of operations.

We cannot provide assurance that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could materially and adversely affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company. See “Item 1A. Risk Factors - Risks Relating to Taxation - United States persons who own Class A ordinary shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of Class A ordinary shares.” and “Item 1A. Risk Factors - Risks Relating to Insurance and Other Regulations — We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.”

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

The effects of unforeseen developments or substantial government intervention could adversely impact our ability to attain our goals. For example, due to the evolving and highly uncertain nature of COVID-19, it is currently not possible to estimate the direct or indirect impacts this pandemic may have on our business. As COVID-19 has developed into a global pandemic, it could materially and adversely affect our results of operations, financial condition and liquidity due to the disruptions to commerce, reduced economic activity and other consequences of a pandemic.

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

Link to Table of Contents
Unpredictable developments, including courts granting increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes, wildfires and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures, affect the industry’s profitability. The effects of cyclicality could materially and adversely affect our financial condition and results of operations.

Global economic downturns and any significant weakness in the U.S. economy could harm our business, our liquidity and financial condition and our stock price.

Weak economic conditions may adversely affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment in SILP. Volatility in the U.S. and other securities markets may adversely affect our investment in SILP and our stock price.

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

The inability to obtain business provided from brokers could materially and adversely affect our ability to implement our business strategy and results of operations.

Substantially all of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. Our two largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 64.2% and 73.0% of our gross premiums written in 2020 and 2019, respectively. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, could materially and adversely affect our business and results of operations.

We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on favorable terms.

We may need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

Link to Table of Contents

●	fund liquidity needs caused by underwriting or investment losses;
●	repay our convertible notes;
●	meet rating agency capital requirements;
●	replace capital lost in the event of significant reinsurance losses or adverse reserve developments or significant investment losses;
●	satisfy collateral requirements that may be imposed by our clients or by regulators;
●	meet applicable statutory jurisdiction requirements; or
●	respond to competitive pressures.

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

Claims from catastrophic events such as hurricanes, typhoons, derecho and wildfires from 2017 to 2020 have reduced our earnings and caused substantial volatility in our results of operations and have affected our financial condition. Future catastrophic events may materially reduce our earnings and cause further volatility in our results of operations and the corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

Catastrophic losses are a function of the insured exposure in the affected area and the severity of the event. Because accounting regulations do not permit reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially and adversely affect our financial condition and results of operations.

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

We could face unanticipated losses on our reinsurance contracts from political instability which could have a material adverse effect on our financial condition and results of operations.

We could be exposed to unexpected losses on our reinsurance contracts resulting from political instability and other politically driven events globally. These risks are inherently unpredictable and it is difficult to predict the timing of these events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially and adversely affected.

Link to Table of Contents
Our failure to comply with restrictive covenants contained in our current or future credit facilities could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.

Our credit facility requires us and/or certain of our subsidiaries to comply with certain covenants, including restrictions on our ability to place a lien or charge on pledged assets, issue debt and in certain circumstances on the payment of dividends. Our failure to comply with these or other covenants could result in an event of default under the credit facility or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition and results of operations could be materially and adversely affected.

If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could materially and adversely affect our business.

Our future success depends, to a significant extent, on the efforts of our senior management and other key personnel to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. We could face challenges attracting and retaining personnel in the Cayman Islands and/or in Dublin, Ireland. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, or our inability to hire and retain other key personnel, could prevent us from continuing to implement our business strategy and, consequently, materially and adversely affect our business.

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Underwriting Officer, Chief Financial Officer, Chief Risk Officer, or General Counsel. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be materially and adversely affected.

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

Our reinsurance balances receivable from brokers and cedents at December 31, 2020 totaled $330.2 million, which included premiums, ceding commissions receivable as well as funds at Lloyds of London, a majority of which are not collateralized. We cannot provide assurance that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

We purchase reinsurance for certain liabilities we reinsure, which we refer to as retrocessional coverage, in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider necessary for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could materially and adversely affect our business, financial condition and results of operations.

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

Link to Table of Contents
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

Our functional currency is the U.S. dollar. However, we expect that we will write a portion of our business and receive premiums and pay claims in currencies other than the U.S. dollar. We may incur foreign currency exchange gains or losses as we ultimately receive premiums and settle claims in foreign currencies. In addition, SILP may invest in securities or cash denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent any of our foreign currency exposure is not hedged, which could materially and adversely affect our business. If we or SILP hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we will be subject to the risk that our or SILP’s counterparties to the arrangements fail to perform.

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

Risks Relating to Insurance and Other Regulations

Any suspension or revocation of our reinsurance license would materially and adversely impact our ability to do business and implement our business strategy.

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

CIMA and CBI may take a number of actions, including suspending or revoking a reinsurance license whenever the regulatory body believes that a licensee is or may become unable to meet its obligations, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Act or has otherwise behaved in such a manner so as to cause such regulatory body to call into question the licensee’s fitness to conduct regulated activity.

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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$204.8 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the “Capital Requirements”). As of December 31, 2020, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities. GRIL is required to comply with risk-based solvency requirements under Solvency II including calculating and maintaining a minimum capital requirement and solvency capital requirement. As of December 31, 2020, GRIL’s minimum capital requirement and solvency capital requirement was approximately $6.9 million and $27.8 million, respectively. As of December 31, 2020, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

We are a holding company and do not have any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted distributions from our subsidiaries are our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other corporate expenses, and to repurchase shares or pay dividends to our shareholders if we choose to do so. Some of our subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.  The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to repurchase shares or pay dividends to our shareholders if we choose to do so and/or meet our debt service obligations, if any.

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

In the United States, the Investment Company Act regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption were deemed inapplicable, we would have to register under the Investment Company Act as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage DME Advisors as our investment advisor, unless we obtained board and shareholder approvals under the Investment Company Act. If DME Advisors were not our investment advisor, we would seek to identify and retain another investment advisor with a value-oriented investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could materially and adversely impact our investment results, financial condition and our ability to implement our business strategy.

If at any time it were established that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, or that we would be unable to enforce contracts with third

Link to Table of Contents
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

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. The Monetary Authority Act (2020 Revision) includes amendments that provide for a specific administrative fines framework whereby CIMA has been granted the power to issue monetary penalties up to 1 million Cayman Dollars for a very serious breach.

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

The U.K.’s exit from the EU could materially and adversely impact our results of operations or financial condition.
On January 31, 2020, the U.K. formally exited from the EU (“Brexit”) and entered an 11-month transition period which ended on December 31, 2020. On December 24, 2020, the U.K. and the EU announced a Trade and Cooperation Agreement which took effect from January 1, 2021. However, the Trade and Cooperation Agreement did not address financial services in any material way, with the effect that there has been a “hard” Brexit in respect of financial services. The United Kingdom and the European Union are to negotiate and agree a Memorandum of Understanding in relation to financial services by March 31, 2021. It remains uncertain whether this will address issues such as market access or equivalence. As a result, we face risks associated with the potential uncertainty and consequences, including with respect to volatility in financial markets, exchange

Link to Table of Contents
rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time.
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
These uncertainties could affect the operations, strategic position or results of insurers or reinsurers on whom we ultimately rely to access underlying insured coverages. Any of these potential effects of Brexit, and others we cannot anticipate, could materially and adversely affect our results of operations or financial condition.

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

The performance of our investment portfolio depends to a great extent on the ability of DME Advisors to select and manage appropriate investments for SILP. We cannot provide assurance that DME Advisors will be successful in meeting our investment objectives. The failure of DME Advisors to perform adequately could materially and adversely affect our business, results of operations and financial condition.

Our investment performance depends in part on the performance of SILP, and may suffer as a result of adverse financial market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

Our operating results depend in part on the performance of SILP. We cannot provide assurance that DME Advisors on behalf of SILP will successfully structure investments in relation to our liquidity needs or liabilities. Failure to do so could force us to withdraw investments from SILP at a significant loss or at prices that are not optimal, which could materially and adversely affect our financial results.

The risks associated with the value-oriented investment strategy expected to be employed by SILP may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of the investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investment in SILP could materially and adversely affect our investment results, financial condition or results of operations.

SILP effectuates short sales that subject our capital accounts to unlimited loss potential.

SILP enters into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation

Link to Table of Contents
of a decline in the market value of the security. Short sales subject our capital accounts to material and adverse loss potential since the market price of securities sold short may continuously increase. SILP may mitigate such losses by buying back the securities sold short before the market price has increased significantly but we have no control over such mitigation, if any.
Under adverse market conditions, SILP might have difficulty borrowing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

Several securities have recently been targeted for trading by participants on social media platforms in part due to the amount of short interest in the security. If SILP holds a short interest in a targeted security, the short interest may attract social media attention and related trading. Given changes to market structure and the low cost of trading for retail clients, the volume of social-media related trading may be significant, which could raise a targeted security’s share price. The borrowing costs for short securities increases as the price of the security increases (and may typically only be ended through purchases of securities). As a result, social-media-related trading may cause SILP to incur outsize losses or to exit short positions earlier than it normally would so exit. It is possible that U.S. lawmakers and regulators may react to the volatility related to social-media related trading and restrict, or require the public reporting of, short interest, which may limit SILP’s ability to achieve its trading objectives.

Under our investment management structure, we have limited control over SILP.

Under the SILP LPA, subject to the investment guidelines and certain other conditions, DME II has complete and exclusive power and responsibility for all investment and investment management decisions to be undertaken on behalf of SILP and for managing and administering the affairs of SILP, and has the power and authority to do all things that it, as the general partner, considers necessary or desirable to carry out its duties thereunder including the power to delegate its authorities. While SILP is not, and is not expected to be registered as an “investment company” under the Investment Company Act of 1940 or any comparable U.S. regulatory requirements, the general partner, or its designee, may resign or withdraw from SILP and may admit new limited partners to SILP without our consent, which may cause SILP to be deemed an “investment company” under the Investment Company Act of 1940.

We have no right to remove the general partner of SILP and do not have any right to participate in the conduct or management of SILP, other than by amending our investment guidelines.

The historical performance of DME Advisors and its affiliates should not be considered as indicative of the future results of our investment portfolio or of our future results or of any returns expected on our Class A ordinary shares.
The historical returns of SILP and other the funds managed by DME Advisors and its affiliates are not directly linked to our Class A ordinary shares. Results for our investment in SILP could differ from results of the other funds managed by DME Advisors and its affiliates as a result of restrictions imposed by our investment guidelines and other factors.
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

The historical performance of DME Advisors and its funds, including SILP, is not necessarily indicative of future results, but losses incurred to date may be taken into account by A.M. Best & Co. and may adversely affect our financial strength rating. See “Item 1A. Risk Factors - Risks Relating to Our Business - “A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully.”.

If A.M. Best downgrades our ratings, we cannot provide assurance that our regulators, CIMA and CBI, would continue to authorize our current investment strategy.

Apart from funds required for collateral purposes, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy.

Apart from funds required for collateral purposes, risk management and other operational needs, substantially all of our investable assets are or are expected to be invested with SILP and, as a result, we depend upon DME II to implement our investment strategy. Accordingly, the diminution or loss of the services of DME II could significantly affect SILP and our business. DME II, in turn, is dependent on the talents, efforts and leadership of DME Advisors’ principals. The diminution or loss of the services of DME Advisors’ principals, or diminution or loss of their reputation or any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. In addition, the loss of

Link to Table of Contents
DME Advisors’ key personnel, or DME Advisors’ inability to hire and retain other key personnel, over which we have no control, could delay or prevent DME Advisors from fulfilling its obligations pursuant to the IAA, which could materially and adversely affect SILP’s performance and correspondingly our business and financial performance.

Our investment performance may suffer as a result of adverse financial market developments or other factors that impact our liquidity, which could in turn adversely affect our financial condition and results of operations.

We may derive a significant portion of our income from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio. We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We cannot provide assurance that DME Advisors will successfully structure the investments in SILP in relation to our anticipated liabilities. Failure to do so could force us to liquidate investments at a significant loss or at prices that are not optimal, which could materially and adversely affect our financial results.

The risks associated with DME Advisors’ value-oriented investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies. In addition, long equity investments may generate losses if the market declines. Similarly, short equity investments may generate losses in a rising market. The success of our investment strategy may also be affected by general economic conditions. Unexpected market volatility and illiquidity associated with our investments could materially and adversely affect our investment portfolio results.

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

Link to Table of Contents
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

Our investment guidelines provide SILP with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment in SILP could have a disproportionately large effect in relation to our capital. Any event which may adversely affect the value of positions SILP holds could materially and adversely affect the net asset value of our investment portfolio and thus our results of operations.

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

Link to Table of Contents
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

The SILP LPA restricts our ability to manage our investment portfolio outside of SILP. Because the SILP LPA contains exclusivity and limited termination provisions, we are unable to use other investment managers for so long as Greenlight Re and GRIL are limited partners in SILP. Although we may withdraw funds from SILP for operational purposes by giving three day’s notice, Greenlight Re or GRIL may withdraw as a limited partner upon notice only on the Greenlight Re Relevant Date or the GRIL Relevant Date (as defined in the SILP LPA) or “for cause”, which is defined as:

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

Link to Table of Contents
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

In August 2018, we sold $100 million of convertible notes that mature on August 1, 2023. Our level of debt and the provisions of such debt could have significant consequences, which include, but are not limited to, the following:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•discourage an acquisition of us by a third party;
•place us at a competitive disadvantage to competitors carrying less debt; and
•make us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Link to Table of Contents

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

Conversion of our convertible notes or future sales or issuances of Class A ordinary shares may dilute the ownership interest of existing shareholders, including holders who have previously converted their notes. Such dilution may adversely affect the trading price of our Class A ordinary shares and the convertible notes and the conversion rate of the convertible notes may not be adjusted for all dilutive events.

We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to acquire assets or companies, to adjust our ratio of debt to equity, or in connection with our incentive and stock option plans. Any issuance of equity securities, including the issuance of shares, if any, upon conversion of the convertible notes, could dilute the interests of our existing shareholders, including holders who have previously received shares upon conversion of their notes, and could substantially affect the trading price of our Class A ordinary shares and the convertible notes. In addition, the anticipated conversion of the convertible notes into our Class A ordinary shares could depress the price of our Class A ordinary shares.

We may not be able to pay interest on the convertible notes or settle conversions of the convertible notes in cash or to repurchase the convertible notes upon a fundamental change, and our future debt, if any, may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

Holders of notes have the right to require us to repurchase all or a portion of their notes for cash upon the occurrence of a fundamental change under the indenture governing the convertible notes. In addition, upon conversion of the convertible notes, unless we elect to deliver solely Class A ordinary shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing on favorable terms, if at all, at the time we are required to make repurchases of convertible notes surrendered therefor or pay cash with respect to the convertible notes being converted.

In addition, our ability to make the required repurchase upon a fundamental change may be limited by law or the terms of other debt agreements or securities. Our failure to pay interest on the convertible notes or to make the required cash repurchase or cash payment, as the case may be, would constitute an event of default under the indenture governing the convertible notes which, in turn, could constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and thereby further restricting our ability to make such interest payments and repurchases. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the convertible notes. We may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all.

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

The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the entity’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their face amount over the term of the convertible notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon

Link to Table of Contents
interest, which could adversely affect our reported or future financial results, the trading price of our Class A ordinary shares and the trading price of the convertible notes.

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

Provisions of our Articles, the Companies Act of the Cayman Islands and our corporate structure may each impede a takeover, which could adversely affect the value of our Class A ordinary shares.

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

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. Cayman Islands law has statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to, in the Cayman Islands, as “schemes of arrangement”. The Companies Act (2021 Revision) of the Cayman Islands (the “Companies Act”) provides for the merger or consolidation of two or more companies that are Cayman Islands entities or the merger of one or more Cayman Islands companies with one or more overseas companies, where the surviving entity is either a Cayman Islands company or an overseas company.  Prior to the adoption of certain amendments to the Companies Act, the “scheme of arrangement” was the only vehicle available to consolidate companies and Cayman Islands law did not provide for mergers as that term is understood under corporate law in the United States. Although the current merger provisions have made it faster and more procedurally straightforward for companies to merge or consolidate than by using a “schemes of arrangement” statutory provision, these provisions do not replace the “schemes of arrangement” provision which continues to apply. The procedural and legal requirements necessary to consummate these transactions under the merger and consolidation provisions of the Companies Act or the “schemes of arrangement” provision may be more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States.

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

Although a merger under the Companies Act does not require court approval, the convening of these meetings and the terms of an amalgamation under the “schemes of arrangement” provision must be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

Link to Table of Contents

●	the statutory provisions as to majority vote have been complied with;

●	the shareholders have been fairly represented at the meeting in question;

●	the scheme of arrangement is such as a businessperson would reasonably approve; and

●	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Act.

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

We are incorporated as an exempted company limited by shares under the Companies Act. A significant amount of our assets are located outside of the United States. As a result, it may be difficult for persons purchasing Class A ordinary shares to effect service of process within the United States upon us or to enforce judgments against us or judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States.

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

Link to Table of Contents
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

As of December 31, 2020, David Einhorn owned 18.1% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

Risks Relating to Taxation

We may become subject to taxation in the Cayman Islands, which would negatively affect our results.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. The Governor-in-Cabinet of Cayman Islands has granted us an exemption from the imposition of any such tax on us until February 1, 2025. We cannot be assured that after such date we would not be subject to any such tax. If we were to become subject to taxation in the Cayman Islands, our financial condition and results of operations could be materially and adversely affected.

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

Link to Table of Contents
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

Link to Table of Contents
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

H.R. 1, may cause us to undertake changes to the manner in which we conduct our business and could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings.
On December 22, 2017, H.R. 1, commonly referred to as “the Tax Cuts and Jobs Act,” was signed into law. H.R. 1 provides a bright-line test that a non-U.S. insurance company only will receive the benefit, for passive foreign investment company purposes, of being engaged in the active conduct of an insurance business if its applicable insurance liabilities constitute more than 25% of its total assets. For this purpose, the term “applicable insurance liabilities” does not include unearned premium reserves. One of the H.R. 1’s potential impacts is that this limitation could result in the treatment of offshore insurers or reinsurers that write business on a low frequency/high severity basis, such as property catastrophe companies and financial guaranty companies, as PFICs, as significant reserves for losses may not be recorded until a catastrophic event actually occurs. Accordingly, subject to any future corrections or clarifications that may be made to H.R. 1, or any additional regulations that may be promulgated thereunder, the Company will be treated as a PFIC for any taxable year in which it does not meet the bright-line applicable insurance liabilities requirement of H.R. 1.

As of December 31, 2020, 2019, and 2018 the Company met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. The Company cannot guarantee that it will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that the Company cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on the Company’s undistributed earnings.

Further changes in United States tax regulations and laws including the rules regarding passive foreign investment companies could have a material impact on our ability to qualify for the insurance company exemption and/or change our status for United States persons who own Class A ordinary shares

The IRS or Congress may issue additional regulations or legislation regarding the applicable insurance liabilities bright-line test of the passive foreign investment company (“PFIC”) rules or other aspects of the PFIC rules applicable to foreign insurance companies. On December 4, 2020, the IRS issued proposed regulations (the “2020 Proposed Regulations”) and final regulations (the “2020 Final Regulations”) that would provide additional guidance and requirements regarding the exclusion from the definition of “passive income” for income derived in the active conduct of an insurance business by a qualified insurance corporation (“QIC”) and the application of certain look-through rules with respect to assets held, and income earned, through subsidiaries.

Under the 2020 Proposed Regulations, a QIC is in the “active conduct” of an insurance business only if it satisfies either a “factual requirements test” or an “active conduct percentage test.” The factual requirements test requires that the officers and employees of the QIC carry out substantial managerial and operational activities on a regular and continuous basis with respect to its core functions and that they perform virtually all of the active decision-making functions relevant to underwriting functions. The active conduct percentage test generally requires that (i) the total costs incurred by the QIC with respect to its officers and employees for services rendered with respect to its core functions (other than investment activities) equal or exceed 50 percent of total costs incurred by the QIC with respect to its officers and employees and any other person or entities for services rendered with respect to its core functions (other than investment activities) and (ii) to the extent the QIC outsources any part of its core functions to unrelated entities, officers and employees of the QIC with experience and relevant expertise

Link to Table of Contents
must select and supervise the person that performs the outsourced functions, establish objectives for performance of the outsourced functions and prescribe rigorous guidelines relating to the outsourced functions which are routinely evaluated and updated. Under certain exceptions, however, a QIC (a) that has no or only a nominal number of employees or (b) that is a vehicle that (x) has the effect of securitizing or collateralizing insurance risks underwritten by other insurance or reinsurance companies or (y) is an insurance linked securities fund that invests in securitization vehicles, is deemed not engaged in the active conduct of an insurance business. A QIC’s officers and employees include those of certain affiliates for these purposes. The 2020 Final Regulations contain guidance on the treatment of the assets and income of certain look-through subsidiaries of a QIC, among other provisions related to QICs and PFICs.

We currently expect that the Company would not be a PFIC for the 2021 taxable year under the rules described above, were they effective for such year. However, the rules are subject to varying interpretations and are highly dependent on the facts and circumstances, which may change from year to year or within a year. We can offer no assurance whether, in what form or when the 2020 Proposed Regulations could be adopted. We also can offer no assurance as to the potential impact of the 2020 Proposed Regulations or the 2020 Final Regulations for the Company in any year.

We are monitoring developments with respect to both the applicable insurance liabilities test and the IRS regulations. At this time, we cannot predict whether or what, if any, additional regulations will be adopted or additional legislation will be enacted. If regulations are adopted or legislation enacted that cause us to fail to meet the requirements of the insurance company exception, or if we fail to meet the applicable insurance liabilities test such failure could have a material adverse effect on the taxation of our shareholders who are U.S. persons. In that event we may undertake further changes to the manner in which we conduct our business, which also could have a material effect on our results of operations.

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

Link to Table of Contents

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under a short-term lease arrangement. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031, but provides us an option to terminate the lease in 2021 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

As of March 5, 2021, the number of holders of record of our Class A ordinary shares was approximately 38, not including beneficial owners of shares registered in nominee or street name who represent approximately 95.7% of the Class A ordinary shares issued and outstanding.

Dividends

Since inception, we have not paid any cash dividends on our Class A ordinary shares or Class B ordinary shares, or collectively, our ordinary shares.

Link to Table of Contents
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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot provide assurance that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. As of December 31, 2020, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our Class A ordinary shares for the five year period commencing December 31, 2015 through December 31, 2020 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2015 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
Return ($)
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
GLRE
RUT
S&P Insurance Index

Link to Table of Contents
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021, and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases or pursuant to one more tender offers.

The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

The table below details the share repurchases that were made under the plan during the three months ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2020	176,025	$6.89	176,025	2,949,556
November 1 - 30, 2020	296,634	$7.85	296,634	2,652,922
December 1 - 31, 2020	200,019	$7.85	200,019	2,452,903
Total	672,678	$7.60	672,678	2,452,903
(1) Class A ordinary shares.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated statement of operations data for the fiscal years ended December 31, 2020, 2019, 2018, 2017, and 2016, as well as our selected historical consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017, and 2016, which are derived from our audited consolidated financial statements. The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been audited by BDO USA, LLP, an independent registered public accounting firm.

These historical results presented below are not necessarily indicative of results for any future period and should be read in conjunction with our consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Link to Table of Contents

	Year ended December 31
	2020	2019	2018	2017	2016
	($ in thousands, except per share and share amounts)
Selected Consolidated Statement of Operations Data
Gross premiums written	$479,791	$523,977	$567,531	$692,651	$536,072
Net premiums earned	455,411	483,580	508,363	626,004	513,118
Net investment income (loss)	25,532	52,267	(323,106)	20,231	76,183
Net loss and loss adjustment expenses incurred	337,833	388,487	363,873	502,404	380,815
Acquisition costs	109,288	117,084	145,475	161,740	134,534
General and administrative expenses	26,401	29,822	25,173	26,356	25,808
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$3,866	$(3,986)	$(350,054)	$(44,952)	$44,881
Earnings (Loss) Per Share Data (1)
Basic	$0.11	$(0.11)	$(9.74)	$(1.21)	$1.20
Diluted	0.11	(0.11)	(9.74)	(1.21)	1.20
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,172,216	36,079,419	35,951,659	37,002,260	37,267,145
Diluted	36,278,028	36,079,419	35,951,659	37,002,260	37,340,018
Underwriting Income (Loss) and Selected Ratios
Underwriting income (loss) *	$(1,612)	$(33,480)	$(14,384)	$(53,628)	$(18,814)
Loss ratio	74.2%	80.3%	71.6%	80.3%	74.2%
Acquisition cost ratio	24.0%	24.2%	28.6%	25.8%	26.2%
Underwriting expense ratio	2.2%	2.4%	2.6%	2.5%	3.2%
Combined ratio	100.4%	106.9%	102.8%	108.6%	103.6%

(1)	The Company treats its unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid as “participating securities.” Basic earnings per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period.

Diluted earnings (or loss) per share includes the dilutive effect of the following: (i) RSUs issued that would convert to common shares upon vesting, (ii) additional potential common shares issuable when stock options are exercised, determined using the treasury stock method, and (iii) those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments, determined using the treasury stock method. Diluted earnings (or loss) per share contemplates the conversion to common shares of all convertible instruments only if they are dilutive to earnings per share. In the event of a net loss, all RSUs, stock options outstanding, convertible debt and participating securities are excluded from the calculation of both basic and diluted loss per share since their inclusion would be anti-dilutive.

Link to Table of Contents

	December 31
	2020	2019	2018	2017	2016
	($ in thousands, except per share and share amounts)
Selected Consolidated Balance Sheet Data
Total investments	$196,153	$256,440	$283,928	$1,362,984	$1,022,537
Cash and cash equivalents	8,935	25,813	18,215	27,285	39,858
Restricted cash and cash equivalents	745,371	742,093	685,016	1,503,813	1,202,651
Reinsurance balances receivable (net of allowance for expected credit losses)	330,232	230,384	300,251	301,762	219,126
Total assets	1,357,650	1,355,193	1,435,445	3,357,393	2,664,693
Loss and loss adjustment expense reserves (1)	494,179	470,588	482,662	464,380	306,641
Unearned premium reserves	201,089	179,460	211,789	255,818	222,527
Total liabilities	892,793	878,010	955,981	2,505,967	1,773,006
Total shareholders' equity	464,857	477,183	477,772	844,257	885,803
Adjusted book value* (2)	$464,857	$477,183	$477,287	$831,324	$874,242
Diluted adjusted book value* (3)	464,857	477,183	477,287	845,183	876,362
Ordinary shares outstanding
Basic	34,514,790	36,994,110	36,384,929	37,359,545	37,366,327
Diluted (4)	34,631,512	37,057,692	36,431,327	38,039,229	37,489,647
Per Share Data
Basic adjusted book value per share* (5)	$13.47	$12.90	$13.12	$22.25	$23.40
Fully diluted adjusted book value per share* (6)	13.42	12.88	13.10	22.22	23.38

(1)	For a detailed discussion of the change in our loss and loss adjustment expenses, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” and Note 7 to the consolidated financial statements.
(2)	Adjusted book value equals total shareholders’ equity minus non-controlling interest in Joint Venture.
(3)	Diluted adjusted book value is the adjusted book value plus the proceeds from the exercise of in-the-money options issued and outstanding at year-end.
(4)	Diluted number of shares outstanding is the sum of basic shares outstanding and the in-the-money options and restricted stock units issued and outstanding at year-end.
(5)	Basic adjusted book value per share is calculated by dividing adjusted book value by the number of shares and share equivalents issued and outstanding at year-end.
(6)	Fully diluted adjusted book value per share is calculated by dividing the diluted adjusted book value by the diluted number of shares outstanding at year-end.
*	Adjusted book value, diluted adjusted book value, basic adjusted book value per share, fully diluted adjusted book value per share, and underwriting income (loss) are non-GAAP measures. For a reconciliation of the non-GAAP measures to the most comparable GAAP measures, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and our wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”) and Verdant Holding Company, Ltd. (“Verdant”), unless the context dictates otherwise. References to our “Ordinary Shares” refers collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear elsewhere in this filing.

The following is a discussion and analysis of our results of operations for the years ended December 31, 2020 and 2019 and financial condition as of December 31, 2020 and 2019.

Link to Table of Contents
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018.

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

Because we seek to capitalize on favorable market conditions and opportunities, period-to-period comparisons of our underwriting results may not be meaningful. Also, our historical investment results are not necessarily indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a negative outlook.

Outlook and Trends

COVID-19 has created an unusually high level of uncertainty in the global reinsurance market. While we believe that our aggregate exposure to the pandemic is small compared to other industry participants, the impact of the pandemic and related risks could harm our results of operations, financial position, and liquidity. For a further discussion of risks associated with COVID-19, see “Risks Relating to our Business” in “Part I - Item 1A. Risk Factors.”

While the COVID-19 uncertainty has caused reserving challenges throughout the industry, it has also led to underwriting opportunities. The lack of clarity that we face is impacting the insurance and reinsurance market as a whole on a significantly larger scale. As reinsurers’ reserves must accommodate a wide range of loss estimates, they could have less capital to deploy to new underwriting opportunities. We have already seen widespread pricing improvements, and this dynamic may be a significant driver of the increases.

Adding to the reduction in capital was the unusually high frequency of loss events in 2020. Putting aside COVID-19, 2020 was the fifth costliest year in history regarding the impact of natural and human-made catastrophes on the insurance industry. While investors have injected new capital into the industry, we believe that this new capital represents a small portion of what has been lost or encumbered.

Compared to most of our competitors, we are small and have low overhead expenses. We believe that our current expense efficiency, agility, and existing relationships have provided support to our competitive position and enable us to participate in lines of business that fit within our strategy. However, the current size of our capital base may reduce the number of high-quality underwriting opportunities that brokers refer to us. Additionally, a prolonged negative outlook from A.M. Best or an A.M. Best revision to our subsidiaries’ ratings below A- (Excellent) may adversely impact our ability to execute our business strategy. See “Risks Relating to our Business” in “Part I, Item 1A. Risk Factors.”

Our growing Innovations business is increasing in importance as a source of attractive and lasting underwriting opportunities. Our Innovations partnerships generally enable us to add value to the relationship in multiple ways: as a strategic partner, a provider of risk capacity, and an investor. Investor interest in later-stage “InsurTechs” has surged in 2020, a development that is well-suited to our early-stage investment strategy.

January 1 is a key renewal date for the global reinsurance industry, and, as noted earlier, in 2021 we have seen improved rates in most of the classes of business we write. This hardening market enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversity across the classes of business we write and a lower concentration risk to individual counterparties. We are pleased with the progress we have made in growing and repositioning our underwriting book, and we expect that the newly formed Greenlight Re UK will help us secure further underwriting opportunities in the future.

Link to Table of Contents

Segments

We have one operating segment, Property & Casualty reinsurance, and we analyze our business based on the following categories:

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

Other business covers accident and health, financial lines (including transactional liability, mortgage insurance, surety and trade credit), marine, energy, and to a lesser extent, other specialty business such as aviation, crop, cyber, political and terrorism exposures.

Revenues

We derive our revenues from two principal sources:

●	premiums from reinsurance on property and casualty business assumed; and
●	income from investments.

We recognize premiums written as revenues, net of any applicable underlying reinsurance coverage, over the term of the related policy or contract. Depending on the contract structure, the earnings period could be the same as the reinsurance contract, or based on the terms of the underlying insurance policies.

Income from our investments is primarily composed of:

●	income (or loss) generated from our investment in SILP;
●	gains (or losses) from our other investments including Innovations and an investment accounted for as equity method investment;
●	interest income from money market funds; and
●	interest income and gains (or losses) from promissory notes receivable.

 In addition, we may from time to time derive other income from gains on deposit accounted contracts, fees generated from advisory services and fees relating to overrides, profit commissions and the contractual fees upon early termination of contracts.

Expenses

Our expenses consist primarily of the following:

●	underwriting losses and loss adjustment expenses;
●	acquisition costs;
●	general and administrative expenses;
●	interest expense; and
●	investment-related expenses.

Link to Table of Contents

The extent of our loss and LAE is a function of the amount and type of reinsurance contracts we write and the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses include an actuarially determined estimate of losses incurred, including losses incurred during the period and changes in estimates from prior periods. The period over which we pay loss and LAE reserves depends on the nature of the coverage provided and generally extends over a period of multiple years.

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes, profit commissions, letters of credit and trust fees, and federal excise taxes. We amortize deferred acquisition costs relating to successfully bound reinsurance contracts over the related contract term.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses and stock compensation expenses. General and administrative expenses also include professional fees, travel and entertainment, information technology, rent and other general operating costs. General and administrative expenses reported on our consolidated statements of operations include both underwriting and corporate expenses.

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and recognize the associated expense over the stock options’ vesting periods, which vary and have historically ranged from zero to six years. For restricted stock awards and restricted stock units with only service conditions, we calculate compensation cost using the grant date fair value of each award and recognize the associated expense of the stock awards over their vesting periods, which typically range from one to three years. For restricted stock awards that include both service and performance conditions, we recognize the associated expense when we determine that it is probable that the performance conditions will be achieved.

Interest expense consists of interest paid and accrued on senior convertible notes and the amortization of (i) issuance expenses and (ii) the note discount.

Investment-related expenses primarily consist of management fees and performance compensation paid to the investment advisor. We net these expenses against investment income (loss) in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors,” cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. We believe that the following accounting policies affect the more significant estimates used to prepare of our consolidated financial statements. We have summarized the descriptions below for clarity. We have included a more detailed description of our significant accounting policies and recently issued accounting standards in Note 2 to the consolidated financial statements.

Premium Revenues and Risk Transfer. We record our property and casualty reinsurance premiums as premiums written based upon contract terms and information received from ceding companies and their brokers. Excess of loss reinsurance contracts typically state premiums as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is generally based on an estimate of subject premiums expected to be written by the client during the contract term. The minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known.

Certain contracts provide for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

Our client estimates gross premiums written at the contract’s inception for each proportional contract we underwrite. We generally account for such premiums using our best estimates and then adjust our estimates based on our client’s actual reports and based on our expectations of industry developments. As the contract progresses, we monitor actual premiums received in conjunction with the client’s correspondence to refine our estimate. Variances from initial gross premiums written estimates are generally greater for proportional contracts than for non-proportional contracts. We earn premiums on proportional contracts over the risk coverage period. Unearned premiums represent the unexpired portion of reinsurance provided.

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which, we use in conjunction with historical and and industry data to estimate what we believe will be the ultimate premium payable under each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance

Link to Table of Contents
writings to us monthly or quarterly (depending on the contract). We book the actual premiums written when we receive them from our client. Each reporting period we estimate the premiums written for stub periods that have not yet been reported to us by the client. For example, at year-end we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have issued our audited consolidated financial statements. Typically, we only use premium estimates for unreported stub periods, which account for a small percentage of our total premiums written.

We confirm the accuracy and completeness of premiums reported by our clients by reviewing the client’s statutory filings or performing an audit of the client under the contract terms. Discrepancies between premiums ceded and reported under a contract are, in our experience, rare. To date, we have not had any material difference in premiums reported by a client that required a formal dispute resolution process.

Assessing whether a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk to merit reinsurance accounting treatment, the premium we receive is reported as a deposit liability. Similarly, we report the premium we pay as a deposit asset for ceded contracts that do not transfer sufficient risk to merit reinsurance accounting. Any gains or losses on deposit accounted contracts are calculated using the interest method and recorded in the consolidated statements of operations under the caption “Other income (expense).”

Investments. We carry our investment in SILP at fair value, based on the most recent net asset value obtained from SILP’s third-party administrator. The caption “Other investments” in our consolidated balance sheets includes private and unlisted equity securities that do not have readily determinable fair values. We determine these private equity securities’ carrying value based on the original cost, reviewed for impairment and any subsequent changes in the valuation based on any recent observable transactions. We determine realized gains and losses from other investments based on specific identification method (by reference to cost or amortized cost, as appropriate). These gains and losses are included in the captions “Net investment income (loss)” in the consolidated statements of operations.

Loss and Loss Adjustment Expense Reserves.The process of estimating our loss and LAE reserves involves a considerable degree of judgment and our estimates as of any given date are inherently uncertain. Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification, foreign exchange movements and other factors. These estimates and judgments are based on numerous considerations and are often revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) we develop new or improved methodologies; or (iv) we observe changes in the legal environment.

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

We determine case reserve estimates based on loss reports received. We determine our IBNR reserve estimates using various actuarial methods as well as a combination of our own historical and current loss experience, insurance industry loss experience, assessments of pricing adequacy trends and our professional judgment. In estimating our IBNR reserve, we project our estimated ultimate loss and LAE reserves and then subtract paid claims and case reserves to arrive at our IBNR reserve.

The nature and extent of our judgment in the reserving process depend in part upon the type of business. Some of our property treaty reinsurance contracts represent business with both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes. Given the high-severity, low-frequency nature of these events, the losses typically generated by them do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for this type of business estimates the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating the ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by reviewing policies with known or potential exposure to a particular loss event.

Link to Table of Contents
For non-catastrophe losses, we often apply trend-based actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson, and frequency and severity techniques. We also utilize industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year, and the length of the expected development tail. For example, development methods rely on reported losses, while expected loss ratio methods typically rely on expectations established before notification of loss. Therefore, as an accident year matures, we may migrate from an expected loss ratio method to an incurred development method.

Reserving can prove especially difficult should a significant loss occur near the end of a financial reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As a predominantly broker-market reinsurer for both excess-of-loss and proportional contracts, we must rely on loss information reported to brokers by primary insurers who, in turn, must estimate their losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedent and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and data reporting quality vary among ceding companies, which adds further uncertainty to our estimation of ultimate losses. The nature and extent of information received from ceding companies and brokers also vary widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices), and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients, and the tendency of those coverages to change rapidly in response to market conditions, we cannot always reliably measure the ongoing economic impact of such uncertainties and inconsistencies.

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. The combined characteristics of low claim frequency and high claim severity make the available data less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a cedent’s historical experience, industry information, and the underwriters’ professional judgment in estimating reserves for these contracts. We also utilize ultimate loss ratio forecasts when reported by cedents and brokers, which are ordinarily subject to three to six-month lags for proportional business. Due to the degree of reliance we place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends will often become known and case law may change, affecting ultimate expected losses.

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our loss and LAE reserves, we maintain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to identify inaccurate or incomplete reporting of claims and ensure that claims are actively and appropriately managed in line with agreed protocols and settlement authority limits; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. Each subsequent year of loss experience with a given cedent also provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.

We monitor the development of our prior-year losses during subsequent calendar years by comparing the actual reported losses against previous estimates. The analysis of this loss development is an essential factor in the ongoing refinement of our reserving process’s assumptions.

Estimating loss reserves for our book of longer-tail casualty reinsurance business, which we write on proportional and non-proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process referred to above, casualty business can be subject to longer reporting lags than property business, and claims often take several years to settle. During this period, additional factors and trends will be revealed and, as they become apparent, we may adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Therefore, any factors that extend the time until our cedents settle claims add uncertainty to the reserving process. Furthermore, determining the appropriate level of casualty reserves is largely dependent upon our view of premium rates at any given time. Therefore, overestimating the extent to which premium rates have increased (or decreased) can lead to an understatement (or overstatement) of loss reserves.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being materially greater or less than the loss and LAE reserves we initially established. We reflect adjustments to our loss and LAE reserves in our financial results during the period in which they are determined. Changes to our prior year loss reserves will impact our

Link to Table of Contents
current underwriting results by improving our results if the prior year reserves prove redundant or impairing our results if the prior year reserves prove insufficient.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers based on the methodologies used to estimate those reserves. However, we can provide no assurance that actual losses will not (i) be less than or (ii) exceed our total established reserves.

Please refer to Notes 2 and 7 of our consolidated financial statements for a more detailed explanation of our loss reserving methodology and the loss development tables by accident year, respectively, as required under U.S. GAAP.

Bonus Accruals. Under the Company’s bonus program, most employees’ target bonuses consist of two components: a discretionary component based on a qualitative assessment of each employee’s performance and a quantitative component based on the return on deployed equity (“RODE”) for each underwriting year relating to reinsurance operations. The qualitative portion of an employee’s annual bonus is accrued quarterly at each employee’s pro rata target amount and updated to actual at year-end. We accrue the quantitative portion of each employee’s annual bonus based on the expected RODE for each underwriting year. We then adjust this accrual for changes in the expected RODE and actual investment return each quarter until we have settled all losses, or the Compensation Committee of our Board of Directors declares the underwriting year closed. We incorporate any subsequent changes to any open underwriting year’s quantitative bonus into the following underwriting year. The Compensation Committee of our Board of Directors approves all quantitative bonuses before their payment dates. The initial RODE calculation utilizes proprietary models which require significant estimation and judgment. Actual RODE may vary significantly from the expected RODE, and any adjustments to the quantitative bonus estimates, which may be material, are recorded in the period in which they are determined.

Share-Based Payments. We have established a stock incentive plan for directors, employees and consultants. We recognize share-based compensation transactions using the fair value at the award’s grant date. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. We recognize the associated expense, adjusted for estimated forfeitures, over the vesting period and incorporate the probability of meeting any performance conditions. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and our expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs and the associated stock compensation expense. As restricted shares and RSUs are forfeited, we reduce the number of outstanding restricted shares and RSUs and compare the remaining unamortized grant date fair value to the assumed forfeiture levels. We record true-up adjustments as deemed necessary. For the year ended December 31, 2020, we have assumed a forfeiture rate of 7.0% (2019: 7.0% and 2018: 7.0%) for restricted stock awards and RSUs granted.

We recognize the expense of share purchase options over the vesting period on a graded vesting basis. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in calculating of fair value. We base the estimate of expected volatility on our Class A ordinary shares’ daily historical trading data from the date that these shares commenced trading (May 24, 2007) to the grant date.

If actual results differ significantly from these estimates and assumptions, particularly concerning our estimation of volatility and forfeiture rates, share-based compensation expense, primarily relating to future share-based awards, could be materially impacted.

Key Financial Measures and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance, financial position and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented under U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide consistent and comparable metrics of our business performance to help shareholders understand performance trends and allow for a more thorough understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined under U.S. GAAP. The key non-GAAP financial measures used in this report are:

•Basic book value per share;
•Fully diluted book value per share;

Link to Table of Contents
•Adjusted combined ratio; and
•Net underwriting income (loss).

These non-GAAP measures are described below.

Basic Book Value Per Share and Fully Diluted Book Value Per Share

We believe that long-term growth in fully diluted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick to monitor the shareholder value generated. Fully diluted book value per share may also help our investors, shareholders and other interested parties form a basis of comparison with other companies within the property and casualty reinsurance industry.

We calculate basic book value per share based on ending shareholders' equity and aggregate of Class A and Class B Ordinary shares issued and outstanding, as well as all unvested restricted shares. Fully diluted book value per share represents basic book value per share combined with any dilutive impact of in-the-money stock options and RSUs issued and outstanding as of any period end. Fully diluted book value per share also includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes. Basic book value per share and fully diluted book value per share should not be viewed as substitutes for the comparable U.S. GAAP measures.

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure.

	December 31, 2020	December 31, 2019	December 31, 2018
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$464,857	$477,183	$477,772
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	34,514,790	36,994,110	36,384,929
Add: In-the-money stock options and RSUs issued and outstanding	116,722	63,582	46,398
Denominator for fully diluted book value per share	34,631,512	37,057,692	36,431,327
Basic book value per share	$13.47	$12.90	$13.12
Increase (decrease) in basic book value per share ($)	$0.57	$(0.22)	$(9.13)
Increase (decrease) in basic book value per share (%)	4.4%	(1.7)%	(41.0)%

Fully diluted book value per share	$13.42	$12.88	$13.10
Increase (decrease) in fully diluted book value per share ($)	$0.54	$(0.22)	$(9.12)
Increase (decrease) in fully diluted book value per share (%)	4.2%	(1.7)%	(41.0)%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. As of December 31, 2020, the number of unvested restricted shares with performance conditions was 193,149 (December 31, 2019: 356,900, December 31, 2018: 30,660).

Adjusted combined ratio

“Combined ratio” is a commonly used measure in the property and casualty insurance industry, and is calculated using U.S. GAAP components. We use the combined ratio, as well as an adjusted combined ratio that excludes the impacts of certain items, to evaluate our underwriting performance. We believe this adjusted non-GAAP measure provides management and financial statement users with a better understanding of the factors influencing our underwriting results.

In calculating the adjusted combined ratio, we exclude underwriting losses attributable to (i) prior accident-year reserve development, (ii) catastrophe losses, and (iii) certain significant, infrequent loss events.

Link to Table of Contents

•Prior accident-year reserve development, which can be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses associated with loss events that occurred in prior years. We believe a discussion of current accident-year performance, which excludes prior accident-year reserve development, is helpful since it provides more insight into current underwriting performance.
•By their nature, catastrophe losses and other significant, infrequent loss events are not representative of the type of loss activity that we would expect to occur in every period. For example, the COVID-19 pandemic has certain characteristics that are unlike those of any other event in recent history.

We believe an adjusted combined ratio that excludes the effects of items such as these aids in understanding the underlying trends and variability in our underwriting results that may be obscured by these items.

The following table reconciles the combined ratio to the adjusted combined ratio:

	Year ended December 31
	2020	2019	2018
Combined ratio	100.4%	106.9%	102.8%
Impact on combined ratio of selected items:
Prior-year development	0.8%	6.2%	1.5%
Catastrophes	2.0%	3.6%	3.7%
COVID-19	1.6%	—%	—%
Adjusted combined ratio	96.0%	97.1%	97.6%

Net Underwriting Income (Loss)

One way that we evaluate the Company’s underwriting performance is through the measurement of net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management to measure the fundamentals underlying the Company’s underwriting operations. We believe that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze our performance in a manner similar to how management analyzes performance. Management also believes that this measure follows industry practice and allows the users of financial information to compare the Company’s performance with those of our industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income (expense) relating to reinsurance and deposit-accounted contracts, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; (4) interest expense and (5) income taxes. We exclude total investment income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income.

Link to Table of Contents
The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis is shown below:

	Year ended December 31
	2020	2019	2018
	($ in thousands)
Income (loss) before income tax	$4,290	$(3,503)	$(353,997)
Add (subtract):
Total investment (income) loss	(25,532)	(52,267)	323,106
Other non-underwriting (income) expense	(686)	467	1,943
Corporate expenses	14,036	15,560	12,059
Interest expense	6,280	6,263	2,505
Net underwriting income (loss)	$(1,612)	$(33,480)	$(14,384)

Link to Table of Contents
Results of Operations

The table below summarizes our operating results for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31
	2020	2019	2018
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$479,791	$523,977	$567,531
Gross premiums ceded	(2,268)	(48,667)	(102,788)
Net premiums written	477,523	475,310	464,743
Change in net unearned premium reserves	(22,112)	8,270	43,620
Net premiums earned	455,411	483,580	508,363
Underwriting related expenses
Loss and LAE incurred, net
Current year	333,096	357,237	363,871
Prior year *	4,737	31,250	2
Loss and LAE incurred, net	337,833	388,487	363,873
Acquisition costs, net	109,288	117,084	145,475
Underwriting expenses	12,365	14,262	13,114
Deposit accounting and other reinsurance expense (income)	(2,463)	(2,773)	285
Underwriting income (loss)	(1,612)	(33,480)	(14,384)

Income (loss) from investment in related party investment fund	4,431	46,056	(60,573)
Net investment income (loss)	21,101	6,211	(262,533)
Total investment income (loss)	$25,532	$52,267	$(323,106)

Net income (loss) attributable to Greenlight Capital Re, Ltd.	$3,866	$(3,986)	$(350,054)

Loss ratio - current year	73.1%	73.9%	71.6%
Loss ratio - prior year	1.0%	6.5%	—%
Loss ratio	74.2%	80.3%	71.6%
Acquisition cost ratio	24.0%	24.2%	28.6%
Composite ratio	98.2%	104.5%	100.2%
Underwriting expense ratio	2.2%	2.4%	2.6%
Combined ratio	100.4%	106.9%	102.8%
* The net adverse financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, adjustments to assumed and ceded acquisition costs, and adjustments to deposit accounted contracts, was $3.7 million, $30.1 million, and $7.4 million in 2020, 2019, and 2018, respectively.

Link to Table of Contents
Year ended 2020 compared to 2019

For the year ended December 31, 2020, the fully diluted book value per share increased by $0.54 per share, or 4.2%, to $13.42 per share from $12.88 per share on December 31, 2019. For the year ended December 31, 2020, the basic book value per share increased by $0.57 per share, or 4.4%, to $13.47 per share from $12.90 per share on December 31, 2019. The increases in basic and fully diluted book value per share for the year ended December 31, 2020 were due primarily to (i) share repurchases executed, (ii) net income earned, and (iii) restricted shares forfeited during the year.

For the year ended December 31, 2020, the net income was $3.9 million, compared to a net loss attributable to the Company of $4.0 million reported for the year ended December 31, 2019.

The developments that most significantly affected our financial performance during the year ended December 31, 2020, compared to the equivalent 2019 period, are summarized below:

•Underwriting: The underwriting loss for the year ended December 31, 2020, was $1.6 million on net earned premiums of $455.4 million. By comparison, the underwriting loss for the same period in 2019 was $33.5 million on net earned premiums of $483.6 million, primarily resulting from adverse loss development on our private passenger automobile business.

Catastrophe events during the year ended December 31, 2020, including Hurricane Laura, Isaias, and Sally, the Midwest derecho storms, and North American wildfires contributed $9.0 million to the underwriting loss. Additionally, COVID-19 contributed $7.1 million to the underwriting loss for the year ended December 31, 2020. By comparison, the catastrophe events during 2019, including Hurricane Dorian and Typhoons Faxai and Hagibis, contributed $17.4 million to the underwriting loss for the year ended December 31, 2019.

Our overall combined ratio was 100.4% for the year ended December 31, 2020, compared to 106.9% during the same period in 2019. Excluding the impacts of prior year development, catastrophe events, and COVID-19, the adjusted combined ratio for the year ended December 31, 2020, was 96.0%, compared to 97.1% in 2019.

•Investments: Our total investment income for the year ended December 31, 2020 was $25.5 million compared to total investment income of $52.3 million reported during 2019. Investment income for the year ended December 31, 2020 included a) $4.4 million on our investment in SILP, b) $10.2 million gain on our Innovations and other strategic investments and c) $5.8 million gain on settlement of a note receivable.

Underwriting results

We analyze our business based on three categories: “property”, “casualty”, and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2020		2019
	($ in thousands)
Property	$58,463	12.2%	$85,957	16.4%
Casualty	302,237	63.0	362,374	69.2
Other	119,091	24.8	75,646	14.4
Total	$479,791	100.0%	$523,977	100.0%
As a result of our underwriting philosophy, the total premiums we write, and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities that we identify.

Link to Table of Contents
For the year ended December 31, 2020, our gross premiums written decreased by $44.2 million, or 8.4%, compared to the same period in 2019. The changes in gross premiums written for the year ended December 31, 2020, were attributable to the following:

Gross Premiums Written
Year ended December 31, 2020
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(27.5)	(32.0)%	The decrease in property gross premiums written during the year ended December 31, 2020 over the comparable 2019 period was due primarily to motor contracts that we elected not to renew in the third quarter of 2019. Lower premium volumes on in-force motor contracts also contributed to the decrease.
Casualty	$(60.1)	(16.6)%	The decrease in casualty gross premiums written during the year ended December 31, 2020 over the comparable 2019 period was related primarily to motor contracts that we elected not to renew, and also due to lower premium volumes on in-force motor contracts.

			An increase in workers’ compensation premiums compared to the same period in 2019 partially offset the decrease described above. This increase in workers’ compensation premiums written was primarily due to an expanded relationship with an existing cedent and as a restructured and renewed contract that we recorded on a deposit accounting basis during the comparative period in 2019. Our expanded relationships with Lloyd’s corporate members and syndicates also increased the amount of multi-line business we wrote during 2020 compared to 2019.
Other	$43.4	57.4%	The increase in “Other” gross premiums written during the year ended December 31, 2020 over the comparable 2019 period was primarily attributable to new contracts relating to crop, energy, cyber and other specialty lines. An increase in health premiums resulting from strategic partnerships and Innovations also contributed to the year-on-year increase.

			Transactional liability premiums decreased during 2020, reflecting a reduction in M&A activity compared to 2019. This decrease, due in part to the COVID-19 pandemic, partially offset the increase noted above.

Premiums Ceded

For the year ended December 31, 2020, premiums ceded decreased by $46.4 million, or 95.3%, to $2.3 million compared to $48.7 million for the year ended December 31, 2019. During the comparative period in 2019 we retroceded a portion of our overall exposure to an inward motor contract. The decrease in premiums ceded for the year ended December 31, 2020, was primarily related to our decision not to renew the associated inward motor contract. In general, we use retrocessional coverage to manage our net portfolio exposure, leverage areas of expertise, and improve our strategic position in meeting clients’ and brokers’ needs.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2020		2019
	($ in thousands)
Property	$58,033	12.2%	$74,802	15.7%
Casualty	300,546	62.9	325,460	68.5
Other	118,944	24.9	75,048	15.8
Total	$477,523	100.0%	$475,310	100.0%

The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Link to Table of Contents

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Year ended December 31
	2020		2019
	($ in thousands)
Property	$59,066	13.0%	$77,960	16.1%
Casualty	289,501	63.5	325,575	67.3
Other	106,844	23.5	80,045	16.6
Total	$455,411	100.0%	$483,580	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Year ended December 31
	2020		2019
	($ in thousands)
Property	$41,156	12.2%	$64,565	16.6%
Casualty	207,572	61.4	265,021	68.2
Other	89,105	26.4	58,901	15.2
Total	$337,833	100.0%	$388,487	100.0%

The below table summarizes the loss ratios for the years ended December 31, 2020, and 2019:

	Year ended December 31
	2020	2019	Increase / (decrease) in loss ratio points
Property	69.7%	82.8%	(13.1)%
Casualty	71.7%	81.4%	(9.7)%
Other	83.4%	73.6%	9.8%
Total	74.2%	80.3%	(6.1)%

Link to Table of Contents

The changes in net losses incurred and loss ratios during the year ended December 31, 2020, compared to the year ended December 31, 2019, were attributable to the following:

	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(23.4)	(13.1)%
The decrease in property losses incurred during the year ended December 31, 2020 as compared to the equivalent 2019 period related primarily to:
•significant adverse loss development recognized during 2019,
•the non-renewal of certain motor contracts, and
•a lower level of losses reported on in-force motor contracts resulting from fewer motorists on the roads at peak traffic times due to the COVID-19 pandemic.

The decreases in property losses were partially offset by:
•COVID-19 pandemic-related business interruption claims incurred on non-motor contracts, and
•catastrophe losses from hurricanes Laura, Isaias, and Sally, the Midwest derecho storms, and the North American wildfires during the year ended December 31, 2020.

The property loss ratio decreased 13.1 percentage point during the year ended December 31 2020, over the equivalent 2019 period, primarily due to the reduced level of adverse prior year loss development.

Casualty	$(57.4)	(9.7)%
The decrease in casualty losses incurred during the year ended December 31, 2020, as compared to the equivalent 2019 period related primarily to:
•significant adverse loss development recognized during 2019,
•favorable loss development on professional liability contracts,
•the non-renewal of certain motor contracts,
•a lower level of losses reported on in-force motor contracts resulting from fewer motorists on the roads at peak traffic times due to the COVID-19 pandemic.

While the casualty losses incurred and loss ratio decreased for motor business, the losses incurred and loss ratio for multi-line business increased compared to the same period in 2019. This increase in multi-line losses was due primarily to (i) adverse loss development recognized during 2020 and (ii) COVID-19 pandemic related claims incurred on non-motor contracts.

Overall, the reduced level of adverse prior year loss development recognized during the year ended December 31, 2020 was the primary driver of the 9.7 percentage point decrease in the casualty loss ratio compared to the equivalent 2019 period.

Other	$30.2	9.8%
The increase in “Other” losses incurred during the year ended December 31, 2020 over the comparable 2019 period was related primarily to loss reserves for mortgage contracts resulting from the COVID-19 pandemic. Reductions in profit commissions we pay to cedents on these contracts significantly reduced the net financial impact of the increased loss reserves (also see “Acquisitions Costs, Net” below). To a lesser extent the increase in “Other” losses incurred was due to certain crop contracts reporting higher than expected losses.

The mortgage and crop contracts contributed to the 9.8 percentage points increase in “Other” loss ratio during the year ended December 31, 2020, compared to the equivalent 2019 period.

See “Part II, Item 7. Summary of Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves” and “Note 7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES” in our Notes to the consolidated financial statements for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Link to Table of Contents
Acquisition Costs, Net

Details of acquisition costs are provided in the following table.

	Year ended December 31
	2020		2019
	($ in thousands)
Property	$12,040	11.0%	$14,496	12.4%
Casualty	78,676	72.0	77,057	65.8
Other	18,572	17.0	25,531	21.8
Total	$109,288	100.0%	$117,084	100.0%

The acquisition cost ratios for the years ended December 31, 2020, and 2019, were as follows:

	Year ended December 31
	2020	2019	Increase / (decrease)
Property	20.4%	18.6%	1.8%
Casualty	27.2%	23.7%	3.5%
Other	17.4%	31.9%	(14.5)%
Total	24.0%	24.2%	(0.2)%

The changes in the acquisition cost ratios during the year ended December 31, 2020, compared to the year ended December 31, 2019 were attributable to the following:

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	1.8%	The property acquisition cost ratio increased during the year ended December 31, 2020 over the comparable 2019 period due to the reversal of sliding scale ceding commissions on private passenger automobile contract during 2019.
Casualty	3.5%
The casualty acquisition cost ratio increased 3.5% during the year ended December 31, 2020 over the comparable 2019 period due to the reversal of sliding scale ceding commissions on private passenger automobile contracts during 2019. We also increased the amount of workers’ compensation and multi-line business we wrote during 2020 compared to 2019. These contracts incorporate higher commission rates as compared to other casualty business.

Other	(14.5)%
The decrease in the “other” acquisition cost ratio during the year ended December 31, 2020, over the comparable 2019 period was due to profit commission reversals recognized on mortgage contracts. In terms of net financial impact, these reductions in profit commissions mostly offset increased loss reserves we recorded in 2020 on these contracts (also see “Loss and Loss Adjustment Expenses Incurred, Net” above).

The decrease was partially offset by increased quota share premium earned relating to “Other” business. Quota share contracts incorporate higher commission rates as compared to excess-of-loss contracts.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

Link to Table of Contents

	Year ended December 31
	2020	2019
	($ in thousands)
Underwriting expenses	$12,365	$14,262
Corporate expenses	14,036	15,560
General and administrative expenses	$26,401	$29,822

For the year ended December 31, 2020, general and administrative expenses decreased by $3.4 million, or 11.5%, compared to the same period in 2019. The decrease was due primarily to lower personnel costs, including bonus and stock compensation expenses, and lower corporate expenses including legal and other professional fees compared to the year ended December 31, 2019. Higher directors and officers insurance premiums partially offset the decrease in corporate expenses. For the years ended December 31, 2020, and 2019, the general and administrative expenses included $2.5 million and $3.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

Total Investment Income (Loss)

Total investment income (loss) incorporates (i) changes in the net asset value of our investment in SILP managed by DME Advisors, (ii) interest income earned on the restricted cash and cash equivalents pledged as collateral to our clients, and (iii) gains (or losses) and interest on our portfolio of strategic and Innovations investments, notes receivable and investments accounted for under the equity method. We expect our total investment income, including any change in the net asset value of our investment in SILP, to fluctuate from period to period.

A summary of our total investment income (loss) is as follows:

	Year ended December 31
	2020	2019
	($ in thousands)
Realized gains (losses)	$(9,234)	$(14,150)
Change in unrealized gains and losses	25,909	8,380
Investment related foreign exchange gains (losses)	39	20
Interest and dividend income, net of withholding taxes	5,419	16,059
Interest, dividend and other expenses	(1,875)	(4,798)
Income (loss) from equity method investment	843	700
Net investment related income (loss)	$21,101	$6,211
Income (loss) from investments in related party investment fund	4,431	46,056
Total investment income (loss)	$25,532	$52,267

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the years ended December 31, 2020, and 2019, please refer to Note 3 of the consolidated financial statements.

For the year ended December 31, 2020, investment income, net of fees and expenses, resulted in a gain of 1.4% on the Investment Portfolio managed by DME Advisors, compared to a gain of 9.3% for the year ended December 31, 2019. The short portfolio lost 13.5%, while the long portfolio and macro positions gained 15.3% and 0.4%, respectively, during the year ended December 31, 2020. For the year ended December 31, 2020, the largest contributors to SILP’s investment income were long positions in Green Brick Partners (GRBK), FuboTV (FUBO), and AerCap Holdings (AER). The largest detractor was a short position in Tesla (TSLA), and a basket of short positions in companies whose finances are believed to have been significantly affected by the COVID-19 pandemic.
For the year ended December 31, 2020, the decrease in interest income compared to the equivalent period in 2019, related to lower interest rates offered by financial institutions on the restricted cash and cash equivalents pledged as collateral to our clients.

Link to Table of Contents
During the year ended December 31, 2020, we recorded net unrealized gains of $10.2 million on our portfolio of Innovations related investments. During the year ended December 31, 2020, we also recognized the following realized gains and losses:

•a $5.8 million gain on a note receivable settled above its carrying value; and
•a $15.0 million realized loss associated with a note receivable.

The $15.0 million realized loss noted above related to a note receivable against which we had recorded a valuation allowance as of December 31, 2019. As a result, when we realized this loss during 2020, we offset it with a $15.0 million unrealized gain during the same period. This unrealized gain is reflected in the caption “Change in unrealized gains and losses” in the table above which also includes unrealized gains on investment related to Innovations.

For the years ended December 31, 2020, and 2019, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) were composed of the following:

	Year ended December 31
	2020	2019
Long portfolio gains (losses)	15.3%	16.2%
Short portfolio gains (losses)	(13.5)%	(5.3)%
Macro gains (losses)	0.4%	0.8%
Other income and expenses [1]	(0.7)%	(1.5)%
Gross investment return	1.5%	10.2%
Net investment return [1]	1.4%	9.3%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

We post our investment returns on investments managed by DME Advisors monthly on our website (www.greenlightre.com).

Income Taxes

We are not obligated to pay taxes in the Cayman Islands on either income or capital gains. The Governor-In-Cabinet has granted us an exemption from any income taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

GRIL is incorporated in Ireland and is subject to the Irish corporation tax. We expect GRIL to be taxed at a 12.5% rate on its taxable trading income, and 25% on its non-trading income, if any.

Verdant is incorporated in Delaware and is subject to taxes under the U.S. federal rates and regulations prescribed by the Internal Revenue Service. We expect Verdant’s future taxable income to be taxed at a rate of 21%.

As of December 31, 2020, we have included a gross deferred tax asset of $3.5 million (2019: $3.6 million) in the caption “Other assets” in the Company’s consolidated balance sheets. As of December 31, 2020, a valuation allowance of $3.0 million (2019: $2.6 million) partially offset this gross deferred tax asset. Based on the timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit, we believe it is more likely than not that we will realize the recorded deferred tax asset (net of the valuation allowance). The Company has not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company, GRIL or Verdant.

Link to Table of Contents
Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Year ended December 31				Year ended December 31
	2020				2019
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	69.7%	71.7%	83.4%	74.2%	82.8%	81.4%	73.6%	80.3%
Acquisition cost ratio	20.4	27.2	17.4	24.0	18.6	23.7	31.9	24.2
Composite ratio	90.1%	98.9%	100.8%	98.2%	101.4%	105.1%	105.5%	104.5%
Underwriting expense ratio				2.2				2.4
Combined ratio				100.4%				106.9%

Financial Condition

Total investments

The total investments reported in the consolidated balance sheets as of December 31, 2020, was $196.2 million, compared to $256.4 million as of December 31, 2019, a decrease of $60.2 million, or 23.5%. The decrease was primarily related to withdrawals from SILP for claim payments, funding collateral for our cedents and posting Funds at Lloyd’s to support the reinsurance contracts with Lloyd’s syndicates. We include the Funds at Lloyd’s in the caption “Reinsurance balances receivable” on our consolidated balance sheets. The decrease was partially offset by investment income from our investment in SILP and an increase in the valuation of investments related to Innovations.

As of December 31, 2020, 94.0% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 2.2% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.8% was composed of instruments valued based on non-observable inputs (Level 3). As of December 31, 2020, 3.0% of SILP’s investments were private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents
We use our restricted cash and cash equivalents for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash increased by $3.3 million, or 0.4%, from $742.1 million as of December 31, 2019, to $745.4 million, as of December 31, 2020, primarily due to a net increase in collateral held in trusts by our ceding insurers.

Reinsurance balances receivable

During the year ended December 31, 2020, reinsurance balances receivable increased by $99.8 million, or 43.3%, to $330.2 million from $230.4 million, as of December 31, 2019. The increase was primarily related to Funds at Lloyd’s to support the reinsurance contracts with Lloyd’s syndicates. To a lesser extent, the increase related to premiums written and not yet collected from cedents on new and renewed contracts.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

The COVID-19 pandemic is unprecedented and we do not have previous loss experience on which to base estimates for loss and loss adjustment expense reserves related to this pandemic. See Note 7 of the accompanying consolidated financial statements for assumptions used in our loss estimates relating to the COVID-19 pandemic. Losses in respect of the COVID-19 pandemic subsequent to December 31, 2020 will be reflected in the periods in which those losses are incurred.

Link to Table of Contents

Reserves for loss and loss adjustment expenses were composed of the following:

	December 31, 2020			December 31, 2019
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$25,833	$45,680	$71,513	$48,350	$27,126	$75,476
Casualty	138,432	206,152	344,584	152,049	204,574	356,623
Other	12,540	65,542	78,082	17,435	21,054	38,489
Total	$176,805	$317,374	$494,179	$217,834	$252,754	$470,588

During the year ended December 31, 2020, the total gross loss and loss adjustment expense reserves increased by $23.6 million, or 5.0% to $494.2 million from $470.6 million as of December 31, 2019. See Note 7 of the accompanying consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and for a description of prior period loss developments.

During the year ended December 31, 2020, the total loss and loss adjustment expenses recoverable decreased by $10.7 million, or 38.8%, to $16.9 million from $27.5 million as of December 31, 2019. The decrease primarily related to losses recovered relating to retroceded private passenger automobile contracts that were not renewed during 2019. See Note 8 of the accompanying consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once each contract’s limit of liability has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts that relate to first-dollar exposure, may not contain aggregate limits.

Our property business, and to a lesser extent our casualty and other business, incorporate contracts that contain natural peril loss exposure. We estimate catastrophe loss exposure in terms of the PML. We anticipate that the PML will vary from period to period depending upon the modeled simulated losses and the composition of the in-force book of business. The projected severity levels are described in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that we believe there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

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
As of January 1, 2021, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $86.8 million and $109.6 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones as of January 1, 2021:

	January 1, 2021
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$86,771	$99,613
Europe	44,453	51,236
Japan	39,202	42,570
Rest of the world	48,419	53,399
Maximum	86,771	109,574

Link to Table of Contents
Total shareholders’ equity

Total equity reported on the consolidated balance sheet decreased by $12.3 million to $464.9 million as of December 31, 2020, compared to $477.2 million as of December 31, 2019. Retained earnings increased primarily due to a net income of $3.9 million reported for the year ended December 31, 2020. The Company repurchased 2.5 million Class A ordinary shares during the year ended December 31, 2020 resulting in a $17.8 million decrease in shareholders’ equity. For details of other movements in shareholders’ equity see “Consolidated Statements of Shareholders’ Equity.”

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

As of December 31, 2020, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook, by A.M. Best. On July 22, 2020, A.M. Best affirmed the “A- (Excellent)” ratings. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations and it is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest and general and administrative expenses. As of December 31, 2020, all of our investable assets, excluding strategic investments and funds required for business operations and for capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. As of December 31, 2020, the majority of SILP’s long investments were composed of cash and cash equivalents, and publicly-traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our consolidated statements of operations for each reporting period.

For the years ended December 31, 2020, and 2019, the net cash provided by (used in) operating activities was $(91.3) million and $1.6 million, respectively. The net cash provided by (used in) our underwriting activities and for payment of corporate expenses was $(94.9) million and $(9.6) million for the years ended December 31, 2020, and 2019, respectively. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the year ended December 31, 2020, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the year ended December 31, 2020, our investing activities provided cash of $95.6 million. The source of cash was primarily net withdrawals from SILP which were used to pay losses, provide support for the Lloyds syndicated business, and fund collateral required by our ceding insurers. By comparison, for the same period in 2019, our investing activities provided cash of $63.3 million.

As of December 31, 2020, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We expect that our operational needs for liquidity will not be materially impacted by the COVID-19 pandemic and will be met by cash, funds generated from underwriting activities and investment income, including withdrawals from SILP, if necessary. As of December 31, 2020, we expect to fund our operations for the next twelve months from operating and investing cash flows. Additionally, during 2021, we expect the release of collateral held by certain cedents as the exposure relating to those contracts has decreased.

Link to Table of Contents
We may explore various financing alternatives, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances that any such transactions will occur or, if so, as to the terms of such transactions.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to GLRE. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. During the year ended December 31, 2020, we received regulatory approval for a return of $15.0 million of Greenlight Re’s share premium to GLRE to facilitate the share repurchases. In October 2020, we received regulatory approval for return of up to $25.0 million of Greenlight Re’s share premium to GLRE in order to provide additional capital to GRIL. For the year ended December 31, 2020, we used $17.8 million to repurchase 2.5 million Class A ordinary shares. As of December 31, 2020, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

As of December 31, 2020, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

As of December 31, 2020, we had one (2019: one) letter of credit facility available with an aggregate capacity of $275.0 million (2019: $400.0 million). See Note 15 of the accompanying consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. As of December 31, 2020, the aggregate amount of collateral provided to cedents under such arrangements was $743.0 million (2019: $733.2 million). As of December 31, 2020, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $745.4 million (2019: $742.1 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility as of December 31, 2020.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, in order to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the year ended December 31, 2020.

On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021 and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases or pursuant to one more tender offers. The Company is not required to repurchase any of the Class A ordinary shares or the Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2020, 2.5 million Class A ordinary shares were repurchased by the Company. As of December 31, 2020, 2.5 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans.

Link to Table of Contents
On October 29, 2020, our shareholders approved an amendment to our stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million shares. As of December 31, 2020, there were 3,474,888 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. As of December 31, 2020, the loss and loss adjustment expense reserves are expected to payout as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$581	$—	$—	$—	$581
Interest and convertible note payable (2)	4,000	108,000	—	—	112,000
Loss and loss adjustment expense reserves (3)	242,148	144,794	53,371	53,866	494,179
	$246,729	$252,794	$53,371	$53,866	$606,760
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

Greenlight Re had entered into lease agreements for office space in the Cayman Islands. The leases expired on December 31, 2020 and the Company is currently in negotiations with the lessor for renewal of the leases. Subsequent to December 31, 2020, both parties agreed to extend the lease until December 31, 2021.

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

The Company has $100.0 million of senior convertible notes payable which mature on August 1, 2023. The Company is obligated to make semi-annual interest payments of $2.0 million at an interest rate of 4.0% per annum. The Company has received regulatory approval to declare dividends from Greenlight Re in order to meet the interest payments obligation.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023 subject to automatic extension for successive three-year terms. For the year ended December 31, 2020 and December 31, 2019, management fees paid by SILP to DME Advisors were $2.8 million and $4.9 million, respectively. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. For the year ended December 31, 2020, a performance allocation of $0.4 million (2019: $5.0 million) was netted against income in the caption “Investment in related party investment fund” in the Company’s consolidated statement of operations.

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

Our related party transactions are presented in Note 14 to the accompanying consolidated financial statements.

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

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses, as well as asset values in our investment portfolio. The onset, duration and severity of an inflationary period cannot be predicted or estimated with precision.The anticipated effects of inflation on our claim costs are considered in our pricing and reserving models. However, the actual effect of increases in claim costs due to inflation cannot be accurately known until claims are ultimately settled, and may differ significantly from our estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
As of December 31, 2020, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. As of December 31, 2020, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $9.2 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or in derivatives directly impacted by fluctuations in the prices of commodities. As of December 31, 2020, SILP’s investments included unhedged exposure to changes in gold prices, through physical gold holdings and derivative instruments with underlying exposure to changes in the price of natural gas.

Link to Table of Contents
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio as of December 31, 2020. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$1.8	$(1.8)
Natural Gas	0.5	(0.5)
Total	$2.2	$(2.2)

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

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts in an effort to mitigate against adverse foreign currency movements. As of December 31, 2020, our net exposure to GBP denominated liability balances was £1.3 million. As of December 31, 2020, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.2 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the GBP, would result in an estimated $0.2 million foreign exchange gain. Similarly, as of December 31, 2020, our net exposure to Euro denominated liability balances was €1.5 million. As of December 31, 2020, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.2 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro, would result in an estimated $0.2 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options and investments in securities denominated in foreign currencies. As of December 31, 2020, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

As of December 31, 2020, a 10% increase or decrease in the value of the U.S. dollar against other foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

As of December 31, 2020, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under our

Link to Table of Contents
reinsurance contracts, including premiums receivable, losses recoverable and commission adjustments recoverable. We obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate this credit risk. We monitor our net exposure to each counterparty relative to the financial strength of our counterparties and assess the collectibility of these balances on a regular basis. See Note 2 of the accompanying consolidated financial statements for further details on allowance for credit loss on reinsurance assets and notes receivable.

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

Link to Table of Contents
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This item is omitted because a definitive proxy statement containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

Link to Table of Contents
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is omitted because a definitive proxy statement containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because a definitive proxy statement containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because a definitive proxy statement containing such information will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information required by this item set forth in the proxy statement is incorporated by reference.

Link to Table of Contents
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

ITEM 16. 10-K SUMMARY

None.

Link to Table of Contents
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Third Amended and Restated Memorandum and Articles of Association as revised by special resolution on July 10, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 7, 2008).

4.1	Form of Specimen Certificate of Class A ordinary shares (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-139993).
4.2
Share Purchase Option, dated August 11, 2004, by and between the Registrant and First International Capital Holdings, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-139993).

4.3
Indenture, dated as of August 7, 2018, between Greenlight Capital Re, Ltd. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company Form 8-K filed on August 7, 2018).

4.4	Description of Registrant’s Securities.
10.1
Form of Securities Purchase Agreement for Class A ordinary shares by and between the Registrant and each of the subscribers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-139993).

10.2 (1)	Greenlight Capital Re, Ltd. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2020).
10.3 (1)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-139993).
10.4
Form of Shareholders’ Agreement, dated August 11, 2004, by and among the Registrant and each of the subscribers (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-139993).

10.5
Form of Deed of Indemnity between the Registrant and each of its directors and certain of its officers (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-139993).

10.6 (1)
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 2, 2009).

10.7
Concurrent Private Placement Stock Purchase Agreement for Class B Ordinary Shares, dated January 11, 2007, by and between the Company and David Einhorn (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement No. 333-139993).

10.8
Service Agreement, dated as of February 21, 2007, between DME Advisors, LP and Greenlight Capital Re, Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-139993).

10.9 (1)
Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 23, 2009).

10.10	Letter of Understanding, dated June 10, 2010, between Greenlight Reinsurance, Ltd. and Citibank, N.A (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2010).
10.11
Letter of Credit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2010).

10.12
Master Reimbursement Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2010).

10.13
Reinsurance Deposit Agreement, dated August 20, 2010, between Greenlight Reinsurance, Ltd. and Citibank Europe plc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 2, 2010).

10.14
Consulting agreement dated December 16, 2016, among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Leonard Goldberg (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on December 19, 2016).

10.15 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton dated July 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2017).

Link to Table of Contents

10.16 (1)
Employment Agreement by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien dated February 16, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on Feb 20, 2018).

10.17
Amendment No. 1 to Shareholders’ Agreement, dated June 29, 2018, by and between the Registrant and David Einhorn (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2018).

10.18
Investment Advisory Agreement among DME Advisors, LP, and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 4, 2018).

10.19
Participation Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, DME Advisors II, LLC and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on September 4, 2018).

10.20 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan dated December 3, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 7, 2018).

10.21
Collateral Assets Investment Management Agreement among DME Advisors, LP, Greenlight Reinsurance, Ltd. and Greenlight Reinsurance Ireland DAC dated January 1, 2019 (incorporated by reference to Exhibit 10.49 of the Company’s Form 10-K filed on February 27, 2019).

10.22 (1)
Stock Option Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated July 6, 2017 (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K filed on February 27, 2019).

10.23 (1)
Stock Option Agreements by and between Greenlight Capital Re, Ltd. and Leonard Goldberg dated April 3, 2017 and August 1, 2017 (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K filed on February 27, 2019).

10.24 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton dated March 15, 2018 (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K filed on February 27, 2019).

10.25 (1)
Employment Agreement among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso dated October 1, 2017, as amended February 18, 2019 (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K filed on February 27, 2019).

10.26 (1)
Restricted Stock Unit Award Agreement by and between Greenlight Capital Re, Ltd. and Patrick O’Brien dated March 15, 2018 (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on February 27, 2019).

10.27 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton, dated March 15, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2019).

10.28 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
10.29 (1)
Second Amendment to Employment Agreement, dated as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2019).

10.30 (1)
Amendment to Employment Agreement, dated as of September 2, 2019, by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 3, 2019).

10.31
Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, a Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 12, 2021).

10.32 (1)
Amendment to Employment Agreement, entered into as of September 2, 2019, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd and Neil Greenspan (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K filed on March 9, 2020).

10.33 (1)	Employment Offer, dated March 23, 2009, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed on March 9, 2020).
10.34 (1)
Amendment to Employment Offer entered into as of October 31, 2018 by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on March 9, 2020).

10.35 (1)
Second Amendment to Employment Offer entered into September 10, 2019, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K filed on March 9, 2020).

Link to Table of Contents

10.36 (1)
Third Amendment to Employment Agreement, dated as of May 1, 2020, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2020).

10.37 (1)	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Laura Accurso (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 5, 2020).
10.38 (1)	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Simon Burton (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 5, 2020).
10.39 (1)	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Thomas Curnock (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed August 5, 2020).
10.40 (1)	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Neil Greenspan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 5, 2020).
10.41 (1)	Retention Bonus Agreement, dated May 4, 2020 by and between Greenlight Reinsurance, Ltd and Patrick O’Brien (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 5, 2020).
10.42 (1)
Amended and Restated Restricted Stock Award Agreement dated July 30, 2020, by and between Greenlight Capital Re, Ltd and Simon Burton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2020).

10.43
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

10.44 (1)
Deed of Settlement and Release, effective as of September 9, 2020, by and among Tim Courtis, Greenlight Capital Re, Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2020).

10.45 (1)
Deed of Settlement and Release, effective as of September 4, 2020, by and among Brendan Barry, Greenlight Capital Re, Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2020).

10.46 (1)	Greenlight Capital Re, Ltd. Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement No. 333-249849).
10.47 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No. 333-249849).
21.1	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP.
23.2	Consent of Ernst & Young Ltd.
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2020.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.
*	Exhibit 99.1 is being filed to provide audited financial statements and the related footnotes of Solasglas Investments, LP in accordance with SEC rule 3-09 of Regulation S-X. The management of Solasglas Investments, LP is solely responsible for the form and content of the Solasglas Investments LP financial statements. The Registrant has no responsibility for the form or content of the Solasglas Investments, LP financial statements since it does not control Solasglas Investments, LP.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Simon Burton
Simon Burton Chief Executive Officer
March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
March 10, 2021	March 10, 2021

/s/ BRYAN MURPHY	/s/ ALAN BROOKS
Bryan Murphy Director	Alan Brooks Director
March 10, 2021	March 10, 2021

/s/ IAN ISAACS	/s/ JOSEPH P. PLATT
Ian Isaacs Director	Joseph P. Platt Director
March 10, 2021	March 10, 2021

/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
March 10, 2021

/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
March 10, 2021

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands
Opinion on Internal Control over Financial Reporting
We have audited Greenlight Capital Re, Ltd.’s (the Company’s) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules and our report dated March 10, 2021 expressed an unqualified opinion thereon.
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
March 10, 2021

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2021 expressed an unqualified opinion thereon.
We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 and the period from September 1, 2018 (commencement of operations) through December 31, 2018. The Company’s investment in Solasglas Investments, LP as of December 31, 2020 and 2019 was $166.7 million and $240.1 million, respectively, and its equity in net income (loss) of Solasglas Investment, LP was $4.4 million and $46.1 million for the year ended December 31, 2020 and 2019, respectively, and was $(60.6) million for the period from September 1, 2018 (commencement of operations) to December 31, 2018. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Link to Table of Contents
Incurred But Not Reported (IBNR) Loss Reserves

As described in Note 2 and Note 7 to the Company’s consolidated financial statements, the Company’s loss and loss adjustment expense reserves were $494.2 million for the year ended December 31, 2020. The total reserve was made up of $176.8 million of case reserves and $317.4 million of IBNR reserves. Case reserves have resulted from claims notified to the Company by its clients. IBNR reserves relate to claims that have been incurred by insureds and reinsureds but have not yet been reported to the insurer or reinsurer, including unknown future developments on amounts already known by the insurer or reinsurer. The calculation of the IBNR reserves requires the Company’s reserving actuaries to calculate a best, or “point” estimate of reserves for each contract. To calculate this estimate, a number of different actuarial methodologies and key assumptions are weighted and applied to each individual contract.

We identified the IBNR portion of the Company’s loss and loss adjustment expense reserves as a critical audit matter. The Company’s actuarial methodologies and key assumptions used to calculate IBNR reserves are highly subjective and can have a significant impact on the loss and loss adjustment expense reserve. Auditing these methodologies and key assumptions used involves a high degree of subjective auditor judgment due to the assessment of risk and nature and extent of specialized skill and knowledge needed to address the risk.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and effectiveness of the controls relating to management’s loss reserving process, including:
◦Management’s review of the completeness and accuracy of source data provided by cedents.
◦Management’s review of internally selected actuarial methodologies and key assumptions used.
◦Management’s review of the independent external actuarial report, which includes an independent recommended reserve balance. A comparison is performed between the Company’s internal reserves balance and the recommended balance per the independent external actuary.
•Reviewing the development of prior year estimates of IBNR reserves.
•Testing the completeness and accuracy of the source information used by the Company and any additional source information used by BDO’s actuarial specialists to calculate the IBNR reserves.
•Utilizing personnel with specialized knowledge and skill in actuarial services to evaluate the reasonableness of the Company’s loss and loss adjustment expense reserves by developing an independent estimate and reasonable range of actuarial central estimates based on an alternative combination of methods, assumptions and/or segmentation of the data.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
Grand Rapids, Michigan, USA
March 10, 2021

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and partners’ capital of Solasglas Investments, LP (the “Partnership”), including the condensed schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2020, December 31, 2019 and for the period from September 1, 2018 (commencement of operations) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations, changes in its partners’ capital and its cash flows for the years ended December 31, 2020, December 31, 2019 and for the period from September 1, 2018 (commencement of operations) to December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor since 2018.
Grand Cayman, Cayman Islands
March 10, 2021

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments
Investment in related party investment fund	$166,735	$240,056
Other investments	29,418	16,384
Total investments	196,153	256,440
Cash and cash equivalents	8,935	25,813
Restricted cash and cash equivalents	745,371	742,093
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $0)	330,232	230,384
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $0)	16,851	27,531
Deferred acquisition costs	51,014	49,665
Unearned premiums ceded	—	901
Notes receivable (net of allowance for expected credit losses - see Note 2)	6,101	20,202
Other assets	2,993	2,164
Total assets	$1,357,650	$1,355,193
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	494,179	470,588
Unearned premium reserves	201,089	179,460
Reinsurance balances payable	92,247	122,665
Funds withheld	4,475	4,958
Other liabilities	5,009	6,825
Convertible senior notes payable	95,794	93,514
Total liabilities	892,793	878,010
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,260,075 (2019: 30,739,395): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2019: 6,254,715))	3,452	3,699
Additional paid-in capital	488,488	503,547
Retained earnings (deficit)	(27,083)	(30,063)
Total shareholders' equity	464,857	477,183
Total liabilities and equity	$1,357,650	$1,355,193

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020, 2019, and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2020	2019	2018
Revenues
Gross premiums written	$479,791	$523,977	$567,531
Gross premiums ceded	(2,268)	(48,667)	(102,788)
Net premiums written	477,523	475,310	464,743
Change in net unearned premium reserves	(22,112)	8,270	43,620
Net premiums earned	455,411	483,580	508,363
Income (loss) from investment in related party investment fund (net of related party expenses of $3,251, $9,874, and $3,100, respectively)	4,431	46,056	(60,573)
Net investment income (loss)	21,101	6,211	(262,533)
Other income (expense), net	3,149	2,306	(2,228)
Total revenues	484,092	538,153	183,029
Expenses
Net loss and loss adjustment expenses incurred	337,833	388,487	363,873
Acquisition costs	109,288	117,084	145,475
General and administrative expenses	26,401	29,822	25,173
Interest expense	6,280	6,263	2,505
Total expenses	479,802	541,656	537,026
Income (loss) before income tax	4,290	(3,503)	(353,997)
Income tax (expense) benefit	(424)	(483)	(332)
Net income (loss)	3,866	(3,986)	(354,329)
Loss attributable to non-controlling interest in related party joint venture	—	—	4,275
Net income (loss) attributable to Greenlight Capital Re, Ltd.	$3,866	$(3,986)	$(350,054)
Earnings (loss) per share
Basic	$0.11	$(0.11)	$(9.74)
Diluted	$0.11	$(0.11)	$(9.74)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,172,216	36,079,419	35,951,659
Diluted	36,278,028	36,079,419	35,951,659

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

 For the years ended December 31, 2020, 2019, and 2018
(expressed in thousands of U.S. dollars)

	Year ended December 31
	2020	2019	2018
Ordinary share capital
Beginning balance	$3,699	$3,638	$3,736
Issue of Class A ordinary shares, net of forfeitures	8	61	20
Repurchase of Class A ordinary shares	(255)	—	(118)
Ending balance	3,452	3,699	3,638
Additional paid-in capital
Beginning balance	503,547	499,726	503,316
Repurchase of Class A ordinary shares	(17,526)	—	(16,090)
Share-based compensation expense	2,467	3,821	4,604
Issuance of convertible notes	—	—	7,896
Ending balance	488,488	503,547	499,726
Retained earnings (deficit)
Beginning balance	(30,063)	(26,077)	324,272
Repurchase of Class A ordinary shares	—	—	(295)
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	(886)	—	—
Net income (loss) attributable to Greenlight Capital Re, Ltd.	3,866	(3,986)	(350,054)
Ending balance	(27,083)	(30,063)	(26,077)
Non-controlling interest in joint venture
Beginning balance	—	485	12,933
Change in non-controlling interest in related party joint venture	—	(485)	(12,448)
Ending balance	—	—	485
Total shareholders' equity	$464,857	$477,183	$477,772

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019, and 2018
(expressed in thousands of U.S. dollars)

	2020	2019	2018
Cash provided by (used in) operating activities
Net income (loss)	$3,866	$(3,986)	$(354,329)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(4,431)	(46,056)	60,573
Loss (income) from investment accounted for under the equity method	(843)	(700)	247
Net change in unrealized gains and losses on investments and notes receivable	(25,159)	(8,380)	32,597
Net realized (gains) losses on investments and notes receivable	9,234	14,150	236,887
Foreign exchange (gains) losses on investments	83	270	186
Current expected credit losses recognized on notes receivable and reinsurance assets	(750)	—	—
Share-based compensation expense	2,475	3,882	4,624
Amortization and interest expense, net of change in accruals	2,280	2,329	2,505
Depreciation expense	21	21	260
Net change in
Reinsurance balances receivable	(99,937)	69,867	1,511
Loss and loss adjustment expenses recoverable	10,633	16,174	(14,246)
Deferred acquisition costs	(1,349)	264	12,421
Unearned premiums ceded	901	24,080	139
Other assets, excluding depreciation	(850)	374	411
Loss and loss adjustment expense reserves	23,591	(12,074)	18,282
Unearned premium reserves	21,629	(32,329)	(44,029)
Reinsurance balances payable	(30,418)	(16,553)	(4,840)
Funds withheld	(483)	(11,460)	(7,161)
Other liabilities	(1,816)	1,758	(5,346)
Net cash provided by (used in) operating activities	(91,323)	1,631	(59,308)
Investing activities
Proceeds from redemptions from related party investment fund	158,347	114,077	96,635
Contributions to related party investment fund	(80,595)	(35,792)	(268,317)
Purchases of investments	(1,993)	(4,702)	(402,244)
Sales of investments	—	—	1,002,374
Payments for financial contracts	—	—	(129,907)
Proceeds from financial contracts	—	—	44,596
Securities sold, not yet purchased	—	—	340,693
Dispositions of securities sold, not yet purchased	—	—	(844,379)
Change in due to related party investment fund	—	(9,642)	—
Change in due to prime brokers and other financial institutions	—	—	(672,700)
Notes receivable collected, net	19,867	671	1,636
Non-controlling interest withdrawal from related party joint venture, net	—	(1,278)	(13,650)
Net cash provided by (used in) investing activities	95,626	63,334	(845,263)
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	—	—	96,576
Repurchase of Class A ordinary shares	(17,781)	—	(16,503)
Net cash provided by (used in) financing activities	(17,781)	—	80,073
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(122)	(290)	(3,369)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,600)	64,675	(827,867)
Cash, cash equivalents and restricted cash at beginning of the period (see Note 2)	767,906	703,231	1,531,098
Cash, cash equivalents and restricted cash at end of the period (see Note 2)	$754,306	$767,906	$703,231
Supplementary information
Interest paid in cash	$4,000	$3,933	$11,088
Income tax paid in cash	—	—	4
Non-cash transfer of investments	—	36,673	125,008
Non-cash addition of right-of-use asset	—	323	—
The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019, and 2018

1.   ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority, in terms of the Act. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America. In 2020, Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”), a wholly-owned subsidiary of GLRE was established to increase the Company’s presence in the London market. As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly owned subsidiaries, Greenlight Re, GRIL, Verdant and Greenlight Re UK. All significant intercompany transactions and balances have been eliminated on consolidation.

The global pandemic related to the novel coronavirus (the “COVID-19 pandemic”) is having a significant adverse impact on the property and casualty insurance and reinsurance industry. The Company has included in the loss and loss adjustment reserves, its best estimate of losses arising from the COVID-19 pandemic. However, there remains considerable uncertainty relating to the ultimate losses, which will depend on the extent and duration of economic contraction, impact of recent court rulings, and outcomes of pending court cases. Accordingly, significant estimates used in the preparation of the Company’s consolidated financial statements including those associated with premiums, expected credit losses on amounts owed to us and the estimations of loss and loss adjustment expense reserves may be subject to significant adjustments in future periods.

2.   SIGNIFICANT ACCOUNTING POLICIES

In the first quarter of 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 was effective for public business entities for annual and interim periods beginning after December 15, 2019. The financial assets included in the captions “Reinsurance balances receivable,” “Loss and loss adjustment expenses recoverable” (collectively, “Reinsurance Assets”) and “Notes receivable,” in the Company’s consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. Other than the changes relating to the adoption of ASU 2016-13, there have been no changes to the Company’s significant accounting policies.

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

The following table reconciles the cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total presented in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$8,935	$25,813
Restricted cash and cash equivalents	745,371	742,093
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$754,306	$767,906

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

Reinsurance Premiums Ceded

The Company reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (referred to as “retrocessionaires”). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written during the period in which the risks incept and the associated expense is recognized over the contract period in proportion to the protection provided. Unearned premiums ceded represent the unexpired portion of reinsurance obtained.

Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes and brokerage expenses. Acquisition costs incurred on reinsurance assumed are shown net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Link to Table of Contents

Policy acquisition costs also include profit commissions, which are recognized on a basis consistent with our estimate of losses and loss expenses. As of December 31, 2020, $10.9 million of profit commission reserves were recoverable (December 31, 2019: $1.2 million payable). The recovery of profit commissions was related to mortgage contracts based on increases in loss reserves recorded by the Company during 2020. For the year ended December 31, 2020, net profit commission expense (income) of $(7.7) million, (2019: $6.7 million, 2018: $18.2 million) was included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

Funds Withheld

Funds withheld represent reinsurance balances retained as collateral by the Company on retroceded contracts. Any interest expense that the Company incurs while these funds are withheld are included under the caption “Net investment income (loss)” in the consolidated statements of operations.

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets includes amounts held by cedents and Funds at Lloyd’s provided to support the reinsurance contracts with Lloyd’s syndicates. As of December 31, 2020, funds held by cedents were $127.6 million (2019: $68.0 million).

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

For natural peril exposed business, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves as the Company deems appropriate. To establish catastrophe IBNR loss estimates, the Company uses estimates communicated by ceding companies, industry data and information, knowledge of the business written and management’s judgment.

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

Link to Table of Contents
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

The Company does not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2020 and 2019, the Company did not have a significant backlog in our claims processing.

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves during the year ended December 31, 2020.

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

Upon adoption of ASU 2016-13, the Company recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million with an offset to retained earnings. At December 31, 2020, the allowance for expected credit losses was $0.1 million.

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

The allowance for expected credit losses is calculated using a PD / LGD model that takes into account the Company’s experience as well as representative external loss history. The expected loss percentage is calculated as the product of the PD and LGD for each period over the life of a note. The Company evaluates the financial condition of the notes receivable counterparties and monitors its exposure on a regular basis. At December 31, 2020, the Company considers the note receivable balance to be collectible and has not experienced any default on payments since inception of this note in 2018.

During the year ended December 31, 2020 the Company agreed to settle a promissory note that had been entered into with a reinsurance counterparty in 2015. The Company’s amortized cost associated with the promissory note at the date of settlement was $13.3 million. In connection with this settlement, the Company received $19.1 million, resulting in a gain of $5.8 million that was included in “net investment income (loss)” in the Company’s consolidated statements of operations.

At December 31, 2020 and 2019, $0.1 million and $0.1 million, respectively, of accrued interest was included in the caption “Notes receivable” in the Company’s consolidated balance sheets. When there is uncertainty as to the collection of

Link to Table of Contents
interest contractually due, the Company places the note on non-accrual status. For notes receivable placed on non-accrual status, the notes are presented excluding any accrued interest amount. The Company resumes the accrual of interest on a note when none of the principal or interest remains past due, and the Company expects to collect the remaining contractual principal and interest. Interest collected on notes that are placed on non-accrual status is recorded as interest income when collected, provided that the recorded value of the note is deemed to be fully collectible. Where doubt exists as to the collectibility of the remaining recorded value of the notes placed on non-accrual status, the Company immediately reverses any previous accrued interest through interest income and any payments received are applied to reduce the recorded value of the notes. The allowance for expected credit losses for notes receivable is calculated on the amortized cost excluding accrued interest and interest written off due to non-accrual status.

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

The following table provides a roll-forward of the Company’s allowance for credit losses on notes receivable:

	Year ended December 31
	2020	2019	2018
	($ in thousands)
Balance at beginning of period	$15,000	$9,012	$9,012
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020	750	—	—
Charge offs	(15,000)	—	—
Net increase (decrease) in allowance	(750)	5,988	—
Balance at end of period	$—	$15,000	$9,012

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At December 31, 2020, deposit assets and deposit liabilities were $4.6 million and $31.0 million, respectively (December 31, 2019: $5.2 million and $56.9 million, respectively). For the years ended December 31, 2020, 2019, and 2018, the interest income/(expense) on deposit accounted contracts was as follows:

	Year ended December 31
	2020	2019	2018
	($ in thousands)
Deposit interest income	$1,711	$3,316	$1,224
Deposit interest expense	—	(543)	(1,510)
Deposit interest income (expense), net	$1,711	$2,773	$(286)

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

Link to Table of Contents
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

For securities classified as “other investments,” any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

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

The forfeiture rate is estimated based on the Company’s historical actual forfeitures relating to restricted shares and RSUs granted to employees. The forfeiture rate is reviewed annually and adjusted as necessary. No forfeiture rate is used for restricted shares granted to directors which vest over a maximum of twelve-month period.

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

Link to Table of Contents
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

Foreign Exchange

The reporting and functional currency of the Company and all its significant subsidiaries is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are converted at the exchange rate in effect at the balance sheet date and exchange gains and losses, if any, are included in the caption “Other income (expense), net” in the Company’s consolidated statements of operations.

Other Assets

Other assets consist primarily of prepaid expenses, fixed assets, right-of-use lease assets, other receivables and deferred tax assets.

Derivative instruments

The Company’s derivative financial instruments are recognized in the consolidated balance sheets at their fair values with any changes in unrealized gains and losses included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

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
•additional potential common shares issuable when in-the-money stock options are exercised, determined using the treasury stock method; and
•those common shares with the potential to be issued by virtue of convertible debt and other such convertible instruments, determined using the treasury stock method.

Link to Table of Contents
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

The table below presents the shares outstanding for the purposes of the calculation of earnings (loss) per share for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31
	2020	2019	2018
Weighted average shares outstanding - basic	36,172,216	36,079,419	35,951,659
Effect of dilutive employee and director share-based awards	105,812	—	—
Weighted average shares outstanding - diluted	36,278,028	36,079,419	35,951,659
Anti-dilutive stock options outstanding	835,627	875,627	935,627
Participating securities excluded from calculation of loss per share	—	936,669	432,457

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2019: 21%). Verdant’s tax years 2017 and beyond remain open and subject to examination by the IRS.

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

Segment Information

The Company has one operating segment, Property and Casualty Reinsurance.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

As discussed above, the Company adopted ASU 2016-13 during the first quarter of 2020 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment to reduce retained earnings by $0.9 million as of January 1, 2020.

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

Link to Table of Contents
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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in Subtopic 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity; rather, the contract would be accounted for as a single liability measured at its amortized cost. Subtopic 815-40 simplifies the analysis of whether an embedded conversion feature meets the derivative scope exception for contracts that are indexed to, and classified in, stockholders equity, as well as addresses the computation of earnings per share for convertible debt instruments. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 using either a modified retrospective method of transition or a fully retrospective method of transition. Early adoption is permitted no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that the new standard will have on its consolidated financial statements.
3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

Prior to January 2, 2019, the Company and its reinsurance subsidiaries were party to a joint venture agreement (the “venture agreement”) with DME Advisors, LP (“DME Advisors”) and DME Advisors LLC (“DME”) under which the Company, its reinsurance subsidiaries and DME were participants in a joint venture (the “Joint Venture”) for the purpose of managing certain jointly held assets. DME, DME II (as defined below) and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

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

Link to Table of Contents

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. As of December 31, 2020, the net asset value of the GLRE Limited Partners’ investment in SILP was $166.7 million (2019: $240.1 million), representing 75.7% (2019: 81.0%) of SILP’s total net assets. The remaining 24.3% (2019: 19.0%) of SILP’s total net assets was held by DME II. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. As of December 31, 2020, the majority of SILP’s long investments are composed of cash and publicly-traded equity securities, which can be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the years ended December 31, 2020, and 2019 and the period from September 1, 2018 (commencement of operations) to December 31, 2018 was $4.4 million, $46.1 million and $(60.6) million respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s consolidated statements of operations. The change in the net asset value of SILP for the year ended December 31, 2020 was primarily driven by withdrawals made by the GLRE Limited Partners for paying claims and posting collateral to reinsurance clients.

As of December 31, 2020, the Company’s investments in SILP was in excess of 10% of the Company’s total shareholders’ equity, with fair value of $166.7 million (2019: $240.1 million), representing 35.9% (2019: 50.3%), of total shareholders’ equity.

The Company has determined that for its fiscal year ended December 31, 2020, the Company’s investment in SILP met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for SILP have been attached as an exhibit (Exhibit 99.1) to this Form 10-K.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	December 31, 2020	December 31, 2019
	($ in thousands)
Assets
Investments, at fair value	$272,398	$162,928
Derivative contracts, at fair value	1,450	6,324
Due from brokers	92,053	68,060
Cash and cash equivalents	—	111,046
Interest and dividends receivable	59	47
Total assets	365,960	348,405

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(131,902)	(47,834)
Derivative contracts, at fair value	(4,156)	(2,054)
Due to brokers	(9,179)	(1,180)
Interest and dividends payable	(429)	(828)
Other liabilities	(175)	(101)
Total liabilities	(145,841)	(51,997)

Net Assets	$220,119	$296,408

GLRE Limited Partners’ share of Net Assets	$166,735	$240,056

Link to Table of Contents
Summarized Statement of Operations of Solasglas Investments, LP

	Year ended December 31		From September 1, 2018 (commencement of operations) to December 31, 2018
	2020	2019
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$1,365	$3,179	$2,160
Interest income	654	3,884	1,868
Total Investment income	2,019	7,063	4,028

Expenses
Management fee	(2,808)	(4,893)	(3,100)
Interest	(798)	(2,408)	(2,627)
Dividends	(861)	(1,670)	(1,608)
Professional fees and other	(949)	(1,141)	(483)
Total expenses	(5,416)	(10,112)	(7,818)
Net investment income (loss)	(3,397)	(3,049)	(3,790)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(61,616)	34,539	(80,996)
Net change in unrealized appreciation (depreciation)	71,948	28,515	14,789
Net gain (loss) on investment transactions	10,332	63,054	(66,207)

Net income (loss)	$6,935	$60,005	$(69,997)

GLRE Limited Partners’ share of net income (loss) (1)	$4,431	$46,056	$(60,573)

1 Net income (loss) is net of management fees and performance allocation presented below:

	Year ended December 31		From September 1, 2018 (commencement of operations) to December 31, 2018
	2020	2019
	($ in thousands)
Management fees	$2,808	$4,893	$3,100
Performance allocation	$443	$4,981	$—
Total	$3,251	$9,874	$3,100

See Note 14 for further details on management fees and performance allocation.

4.     FINANCIAL INSTRUMENTS

Purchases and sales of investments are disclosed in the Company’s consolidated statements of cash flows. The following table summarizes the change in unrealized gains and losses and the realized gains and losses on financial instruments included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

Link to Table of Contents

	Year ended December 31
	2020	2019	2018
	($ in thousands)
Gross realized gains	$5,766	$—	$303,674
Gross realized losses	(15,000)	(14,150)	(540,561)
Net realized gains (losses)	$(9,234)	$(14,150)	$(236,887)
Change in unrealized gains and losses	$25,909	$8,380	$(32,597)

Investments

Other Investments

The Company’s “Other investments” are composed of the following:

•Private investments and unlisted equities, which consist primarily of investments related to Innovations to support technology innovators in the (re)insurance space by providing capital, risk capacity, and access to a broad insurance network,
•Derivative financial instruments associated with the Company’s Innovations investments, and
•An investment accounted for under the equity method.

At December 31, 2020, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$12,414	$10,679	$(1,300)	$21,793
Derivative financial instruments (not designated as hedging instruments)	—	1,080	—	1,080
Investment accounted for under the equity method	—	—	—	6,545
Total other investments				$29,418

At December 31, 2019, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$10,420	$265	$(4)	$10,681
Investment accounted for under the equity method	—	—	—	5,703
Total other investments				$16,384

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At December 31, 2020, the carrying value of private investments and unlisted equities was $21.8 million (2019: $10.7 million), and incorporated upward adjustments of $9.1 million and $0.2 million during the years ended December 31, 2020, and 2019, respectively, excluding any unrealized gains or losses related to changes in foreign currency exchange rates. The net upward adjustments since the acquisition of these private investments was $9.3 million and $0.2 million, as of December 31, 2020 and 2019, respectively.

 The Company’s investment accounted for under the equity method represents its investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. At December 31, 2020, the Company held a 58% (2019: 58%) economic interest in AccuRisk and had provided a $6.0 million credit facility. In addition to providing capital and funding in support of AccuRisk’s expansion plans, the Company also

Link to Table of Contents
provides reinsurance capacity for business produced by AccuRisk. The Company has determined that AccuRisk is a VIE, of which the Company is not the primary beneficiary. The Company’s carrying value represents its ownership share of AccuRisk’s net assets. The Company’s maximum exposure to loss relating to AccuRisk is limited to the carrying amount of its investment, plus the credit facility extended. For the year ended December 31, 2020, the Company’s share of AccuRisk’s net income (loss) was $0.8 million (2019: $0.7 million, 2018: $(0.2) million) which was included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

Derivative instruments include warrants issued by certain entities granting the Company the right, but not the obligation, to purchase shares at a specified price on or before the maturity date. During the year ended December 31, 2020, warrants were issued to the Company in connection with certain Innovations-related investments and were not designated as hedging instruments. The Company’s maximum exposure to loss relating to these warrants is limited to their carrying amount. The carrying amount represents the fair value which is determined based on the Black-Scholes option pricing model. At December 31, 2020, the carrying value of the derivative instruments was $1.1 million. The Company had no derivative instruments during the year ended December 31, 2019.

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

The Company’s derivative instruments are valued on the basis of Level 3 inputs involving the Black-Scholes option pricing model.The Company used the carrying value of the underlying stock as an input in the option pricing model. The underlying stock does not have readily determinable fair value and is determined based on its original cost minus impairment, if any, plus or minus changes resulting from observable price changes. The other assumptions applied to the option pricing model included risk free rate of 0.50% and estimated volatility of 50%.

For the derivative instruments valued on the basis of Level 3 inputs, the change in unrealized gain for the year ended December 31, 2020 of $1.1 million was included in the caption “Net investment income (loss) in the Company’s consolidated statements of operations.

As of December 31, 2020 and 2019, the Company did not carry any other investments at fair value that were assigned a Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient, and is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund).

Financial Instruments Disclosed, But Not Carried, at Fair Value

The captions “Notes receivable (net of allowance for expected credit loss)” and “Convertible senior notes payable” represent financial instruments that are carried at amortized cost. The carrying values of the notes receivable (net of allowance for expected credit loss) approximate their fair values, which the Company has determined on the basis of Level 3 inputs. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input) (see Note 9).

5.     CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents as of December 31, 2020 and 2019 were composed of cash at banks.

Link to Table of Contents
Due to the short term nature of cash and cash equivalents, the carrying values of cash at banks approximate their fair value. Cash at banks include cash held at non-U.S. financial institutions which are not insured by the FDIC or any other deposit insurance programs.

6.     RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents include amounts held by the Company but pledged as security to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Note 15). As of December 31, 2020 and 2019, the restricted cash and cash equivalents were composed of the following:

	December 31, 2020	December 31, 2019
	($ in thousands)
Cash held as collateral in trust accounts	$607,751	$528,686
Cash collateral relating to letters of credit issued	137,620	213,407
Total restricted cash and cash equivalents	$745,371	$742,093

7.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At December 31, 2020, the loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events including, but not limited to, hurricanes, typhoons, floods, wildfires and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

•estimates communicated by ceding companies;
•information received from clients, brokers and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event related losses;
•industry data;
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

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of December 31, 2020 based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

Link to Table of Contents
There were no significant changes in the actuarial methodology or reserving process related to the Company’s loss and loss adjustment expense reserves for the year ended December 31, 2020.

At December 31, 2020 and 2019, loss and loss adjustment expense reserves were composed of the following:

	2020	2019
	($ in thousands)
Case reserves	$176,805	$217,834
IBNR	317,374	252,754
Total	$494,179	$470,588

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the years ended December 31, 2020, 2019, and 2018 is as follows:

Consolidated	2020	2019	2018
	($ in thousands)
Gross balance at January 1	$470,588	$482,662	$464,380
Less: Losses recoverable	(27,531)	(43,705)	(29,459)
Net balance at January 1	443,057	438,957	434,921
Incurred losses related to:
Current year	333,096	357,237	363,871
Prior years	4,737	31,250	2
Total incurred	337,833	388,487	363,873
Paid losses related to:
Current year	(109,509)	(167,508)	(160,975)
Prior years	(195,726)	(217,998)	(197,097)
Total paid	(305,235)	(385,506)	(358,072)
Foreign currency revaluation	1,673	1,119	(1,765)
Net balance at December 31	477,328	443,057	438,957
Add: Losses recoverable	16,851	27,531	43,705
Gross balance at December 31	$494,179	$470,588	$482,662

Link to Table of Contents
The changes in the outstanding loss and loss adjustment expense reserves for health claims for the years ended December 31, 2020, 2019, and 2018 are as follows:

Health	2020	2019	2018
	($ in thousands)
Gross balance at January 1	$18,063	$24,502	$22,181
Less: Losses recoverable	—	—	—
Net balance at January 1	18,063	24,502	22,181
Incurred losses related to:
Current year	35,911	33,736	56,868
Prior years	1,321	3,569	1,508
Total incurred	37,232	37,305	58,376
Paid losses related to:
Current year	(20,988)	(17,410)	(34,696)
Prior years	(16,822)	(26,334)	(21,359)
Total paid	(37,810)	(43,744)	(56,055)
Foreign currency revaluation	—	—	—
Net balance at December 31	17,485	18,063	24,502
Add: Losses recoverable	—	—	—
Gross balance at December 31	$17,485	$18,063	$24,502

Loss development

Year ended December 31, 2020

During the year ended December 31, 2020, the Company experienced $4.7 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

Adverse developments:
• $7.6 million of adverse loss development on a multi-line contract for treaty years 2015 to 2018, resulting from deterioration in reported claims.
• $1.9 million of adverse loss development on general liability contracts, primarily relating to a 2017 treaty year contract resulting from deterioration in reported claims.
• $1.9 million of adverse loss development on specialty health contracts primarily arising from a few large medical claims reported on the 2019 treaty year.
•$1.5 million of adverse loss development on motor contracts relating to the 2018 and 2019 treaty years, partially offset by favorable loss development on treaty years 2015 to 2017.

Favorable developments:
• $4.5 million of favorable development on prior year property contracts primarily resulting from lower than anticipated losses relating to the 2017 and 2018 catastrophe events, partially offset by adverse loss development on 2019 contracts.
•$2.2 million of favorable loss development on solicitors’ professional indemnity contracts resulting primarily from lower than expected claims on prior accident years.
•$1.9 million of favorable loss development on a professional liability contract relating to treaty year 2008 where the reported claims have been lower than those previously anticipated.

The remaining development on prior year loss and LAE reserves recognized in 2020 related to several smaller adjustments made across various lines of business.

Link to Table of Contents
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
Adverse developments:
•$11.9 million of adverse loss development on non-standard automobile contracts stemming from industry-wide issues affecting motor liability claims in Florida over accident years 2015 to 2017;
•$3.8 million of adverse loss development on solicitors professional indemnity contracts resulting primarily from several large claims being reported on prior accident years;
•$2.0 million of adverse loss development on general liability contracts, spread over treaty years 2012-2017, resulting from deterioration in claims experience; and
•$1.8 million of adverse loss development on surety business, net of retrocession recoveries, due to deterioration on several previously reported claims for one contract.

Favorable developments:
•$7.5 million of favorable prior period experience on property contracts stemming primarily from accident years 2015 and 2016 where claims experience has been better than expected;
•$5.9 million of favorable loss development, net of retrocession recoveries, relating to 2017 hurricanes as a result of claims experience being better than initially estimated. The net financial impact of the favorable loss development was partially offset by $1.6 million of return premiums relating to reinstatement premiums previously recorded; and
•$4.1 million of favorable loss development on prior period mortgage insurance contracts resulting from ongoing favorable claims experience across all prior accident years.
The remaining net favorable development on prior year loss and LAE reserves recognized in 2018 related to several smaller adjustments made across various lines of business.

Link to Table of Contents
 Disclosures about Short Duration Contracts

The Company has one operating segment, Property & Casualty Reinsurance, and categorizes its business as Property, Casualty and Other. The Company’s loss development tables presented below have been disaggregated by lines of business for the years ended from December 31, 2011 to 2020.

For purposes of the loss development tables, the property business has been further disaggregated into "Property" and "Motor - Physical Damage". The casualty category has been disaggregated into "General Liability", "Motor Liability", "Professional Liability" and "Workers' Compensation". In addition, the incurred and paid claims relating to accident and health business have been presented separately as "Health". Other specialty business including financial, aviation, crop, cyber, energy and marine, which are individually insignificant to our overall business, have been grouped together as "Other". Contracts that cover more than one line of business are grouped as "Multi-line".

For each of the categories, the following tables present the incurred and paid claims development as of December 31, 2020, net of retrocession, as well as the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. Health claims have been disaggregated and presented separately.

Link to Table of Contents

The information in the tables below about incurred and paid claims development for the years ended December 31, 2011 to 2019, is presented as unaudited supplementary information. Totals may not sum due to rounding.

Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$36,140	$36,212	$35,821	$35,800	$35,595	$35,595	$35,595	$35,566	$35,566	$35,566	$—
2012		24,712	23,088	22,780	22,681	22,671	22,671	22,658	22,658	22,658	—
2013			30,544	33,841	34,203	33,960	33,945	33,945	33,944	33,935	11
2014				32,875	30,191	29,514	29,072	29,031	28,969	28,964	4
2015					34,097	33,530	34,116	33,894	33,885	33,881	6
2016						37,747	40,889	41,255	41,355	41,305	164
2017							45,007	46,455	46,687	46,535	15
2018								56,868	60,176	59,782	141
2019									33,736	35,673	2,223
2020										35,911	14,922
									Total	$374,209	17,485

Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$26,979	$35,542	$35,814	$35,800	$35,595	$35,595	$35,595	$35,566	$35,566	$35,566
2012		14,896	22,691	22,780	22,679	22,671	22,671	22,658	22,658	22,658
2013			21,459	33,841	34,024	33,957	33,944	33,944	33,944	33,924
2014				19,056	28,515	29,117	29,038	29,032	28,970	28,960
2015					14,529	31,802	34,044	33,894	33,876	33,875
2016						21,881	39,988	41,255	41,162	41,141
2017							23,834	44,125	46,615	46,520
2018								34,696	58,713	59,640
2019									17,410	33,450
2020										20,988
									Total	356,724
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$17,485

Link to Table of Contents

Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012		—	—	—	—	—	—	—	—	—	—
2013			—	—	—	—	—	—	—	—	—
2014				2,390	2,390	2,390	2,609	2,625	2,586	2,653	658
2015					28,005	28,158	30,601	32,108	31,012	32,413	7,574
2016						55,865	60,182	60,904	59,957	62,417	19,549
2017							82,031	79,652	83,421	85,251	31,017
2018								59,091	51,147	54,038	21,623
2019									46,442	45,414	21,877
2020										59,121	46,562
									Total	$341,307	$148,861

Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012		—	—	—	—	—	—	—	—	—
2013			—	—	—	—	—	—	—	—
2014				—	—	145	566	1,092	1,413	1,995
2015					33	2,843	10,098	16,177	19,127	24,839
2016						5,872	16,652	27,243	33,154	42,867
2017							9,586	27,459	39,804	54,234
2018								8,159	20,822	32,415
2019									11,067	23,538
2020										12,559
									Total	192,446
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$148,861

Link to Table of Contents

General Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$20,925	$30,693	$40,756	$44,897	$61,446	$77,105	$77,105	$77,105	$77,105	$77,105	$—
2012		12,626	18,133	16,921	29,554	31,145	31,161	31,274	30,902	30,924	—
2013			3,018	2,689	4,666	4,511	4,510	4,916	4,770	4,648	—
2014				1,238	1,229	1,174	1,033	1,355	1,000	1,043	570
2015					1,699	1,690	1,756	1,979	2,152	2,190	1,245
2016						6,203	6,519	7,124	7,867	8,095	1,987
2017							5,442	6,536	7,390	8,460	4,070
2018								2,953	3,490	4,000	1,680
2019									1,006	1,133	904
2020										1,673	1,602
									Total	$139,271	$12,057

General Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$2,873	$11,751	$20,030	$25,018	$32,954	$77,105	$77,105	$77,105	$77,105	$77,105
2012		1,750	9,926	13,142	15,836	30,667	30,687	30,891	30,902	30,924
2013			1,371	1,917	2,298	4,191	4,274	4,652	4,770	4,648
2014				18	146	413	548	492	762	473
2015					69	293	532	547	925	945
2016						122	1,589	3,277	4,670	6,109
2017							136	1,412	2,824	4,390
2018								165	1,286	2,320
2019									26	229
2020										71
									Total	127,214
				All outstanding liabilities before 2011, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (General Liability)									$12,057

Link to Table of Contents

Motor Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$53,035	$57,498	$57,342	$62,921	$70,880	$70,435	$70,495	$70,495	$70,478	$70,478	$—
2012		132,284	131,196	131,896	131,202	131,305	131,302	131,302	131,302	131,302	—
2013			182,833	179,930	174,744	174,782	174,848	174,925	174,931	174,931	—
2014				93,718	92,844	94,688	94,385	94,147	94,192	94,192	—
2015					128,199	130,410	129,991	132,853	134,951	133,640	1,300
2016						166,389	169,294	174,037	179,801	175,915	882
2017							187,109	188,754	195,258	193,077	6,972
2018								150,700	170,016	174,467	32,874
2019									168,154	171,803	1,471
2020										96,901	54,124
									Total	$1,416,706	$97,623

Motor Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$19,082	$36,462	$49,569	$58,244	$65,018	$70,433	$70,433	$70,433	$70,478	$70,478
2012		58,585	118,142	126,622	128,913	131,302	131,302	131,302	131,302	131,302
2013			86,558	159,200	171,855	174,658	174,848	174,925	174,931	174,931
2014				49,994	86,297	89,687	94,385	94,147	94,192	94,192
2015					81,093	125,645	129,174	129,571	133,673	132,340
2016						97,325	157,948	170,658	178,800	175,033
2017							115,204	170,157	188,225	186,105
2018								83,652	143,267	141,593
2019									99,043	170,332
2020										42,777
									Total	1,319,083
				All outstanding liabilities before 2011, net of reinsurance						(33)
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$97,590

Link to Table of Contents

Motor Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$3,276	$3,271	$3,343	$3,285	$3,285	$3,306	$3,306	$3,306	$3,303	$3,303	$—
2012		36,985	36,129	36,008	35,998	35,922	35,922	35,922	35,922	35,922	—
2013			46,189	45,629	44,728	44,656	44,695	44,719	44,478	44,478	—
2014				18,870	18,797	19,056	19,000	19,006	19,021	19,021	—
2015					22,035	22,516	22,505	23,263	23,939	23,715	—
2016						27,853	28,279	29,090	29,051	28,465	—
2017							39,986	39,621	40,394	39,448	477
2018								42,336	47,209	47,115	7,028
2019									43,103	45,795	2,124
2020										23,556	12,675
									Total	$310,818	$22,304

Motor Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$1,418	$2,944	$3,305	$3,285	$3,285	$3,303	$3,303	$3,303	$3,303	$3,303
2012		16,902	34,588	35,854	35,903	35,922	35,922	35,922	35,922	35,922
2013			21,112	41,066	44,363	44,431	44,476	44,476	44,478	44,478
2014				10,305	17,621	18,420	19,000	19,006	19,021	19,021
2015					13,859	22,013	22,505	22,595	23,839	23,715
2016						16,725	27,023	28,609	28,851	28,465
2017							23,091	37,058	39,711	38,971
2018								23,576	40,118	40,086
2019									25,103	43,672
2020										10,880
									Total	288,514
				All outstanding liabilities before 2011, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Property)									$22,304

Link to Table of Contents

Other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$7,377	$8,174	$7,525	$7,473	$7,470	$7,468	$7,468	$7,468	$7,468	$7,468	$—
2012		3,952	3,591	3,756	3,773	3,759	3,755	3,782	3,777	3,736	—
2013			2,492	2,875	2,840	2,821	2,801	2,755	2,586	2,552	—
2014				4,768	3,525	1,776	1,701	1,084	2,125	2,329	—
2015					4,794	6,769	6,899	4,520	4,230	4,132	—
2016						8,367	10,410	9,151	9,139	8,115	616
2017							9,096	6,020	6,456	7,582	2,103
2018								6,169	7,523	7,283	1,688
2019									19,205	20,494	11,286
2020										50,779	44,961
									Total	$114,469	$60,654

Other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$1,162	$7,550	$7,513	$7,468	$7,468	$7,468	$7,468	$7,468	$7,468	$7,468
2012		2,999	3,251	3,676	3,683	3,684	3,688	3,735	3,735	3,736
2013			213	1,828	2,426	2,339	2,323	2,578	2,540	2,552
2014				197	659	1,124	1,282	1,084	2,125	2,329
2015					472	1,387	2,010	3,399	3,930	4,132
2016						1,473	3,108	5,650	7,384	7,499
2017							484	3,086	4,538	5,479
2018								962	5,588	5,595
2019									5,473	9,208
2020										5,818
									Total	53,815
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$60,654

Link to Table of Contents

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$73,309	$83,261	$79,794	$80,402	$81,894	$83,012	$83,067	$83,006	$83,296	$83,308	$—
2012		63,961	50,183	50,874	52,812	53,218	53,473	53,737	53,823	53,862	—
2013			60,957	59,006	61,790	62,508	62,495	62,435	62,778	62,801	485
2014				41,742	45,155	46,846	47,086	46,875	47,031	46,998	379
2015					27,889	30,369	31,772	30,974	30,636	30,574	433
2016						25,657	26,197	24,077	23,549	23,233	810
2017							84,835	78,498	69,111	65,885	141
2018								28,273	30,346	25,152	6,562
2019									22,951	27,226	20,105
2020										22,078	15,503
									Total	$441,117	$44,418

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$49,441	$74,383	$77,182	$79,022	$81,214	$82,370	$82,655	$83,006	$83,296	$83,308
2012		32,085	45,887	50,242	52,657	53,211	53,259	53,737	53,823	53,862
2013			34,807	55,677	58,537	60,356	61,086	61,999	62,241	62,316
2014				20,230	40,173	43,641	45,212	46,302	46,522	46,619
2015					12,938	25,459	28,858	29,830	30,037	30,141
2016						9,949	18,228	21,083	22,072	22,423
2017							43,302	56,429	64,275	65,744
2018								5,361	15,740	18,590
2019									4,064	7,121
2020										6,575
									Total	396,699
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$44,418

Link to Table of Contents

Professional Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$6,239	$7,135	$7,607	$8,326	$8,385	$8,208	$8,463	$8,463	$8,283	$8,154	$—
2012		11,601	11,606	12,167	12,618	12,814	13,557	13,557	12,973	12,476	126
2013			12,839	13,752	15,326	17,030	17,877	18,057	17,851	17,489	764
2014				19,854	19,235	19,197	21,835	22,870	23,205	22,934	2,207
2015					18,917	18,919	21,513	23,000	23,240	22,490	4,449
2016						13,921	17,140	17,521	17,118	16,911	6,163
2017							10,294	9,982	9,804	10,035	5,153
2018								4,488	4,475	4,597	2,609
2019									586	611	344
2020										66	66
									Total	$115,763	$21,880

Professional Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$113	$1,375	$3,799	$5,414	$6,794	$7,521	$8,033	$8,085	$8,013	$8,154
2012		550	3,787	6,600	9,123	10,601	12,163	12,335	12,059	12,351
2013			733	3,595	8,023	11,538	14,549	15,346	15,153	16,725
2014				1,414	5,617	10,031	14,633	16,982	16,993	20,728
2015					1,225	3,455	9,263	12,268	13,118	18,041
2016						348	2,229	5,004	8,030	10,748
2017							230	1,449	3,104	4,883
2018								242	1,142	1,988
2019									145	266
2020										—
									Total	93,883
				All outstanding liabilities before 2011, net of reinsurance						736
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Professional Liability)									$22,615

Link to Table of Contents

Workers' Compensation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$14,915	$15,233	$16,861	$16,861	$16,861	$16,861	$16,861	$16,861	$16,861	$16,861	$—
2012		11,763	12,213	12,213	12,213	12,213	12,213	12,213	12,213	12,213	—
2013			4,751	4,751	4,751	4,751	4,751	4,751	4,751	4,751	—
2014				—	—	—	3	—	—	—	—
2015					1,014	1,010	948	950	951	919	87
2016						4,342	4,275	4,266	3,975	3,778	319
2017							10,888	10,352	9,609	9,069	1,061
2018								13,638	13,527	13,082	2,285
2019									22,929	23,482	9,880
2020										44,677	33,388
									Total	$128,831	$47,021

Workers' Compensation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited - Supplementary Information)
	($ in thousands)
2011	$5,004	$11,175	$16,861	$16,861	$16,861	$16,861	$16,861	$16,861	$16,861	$16,861
2012		2,359	12,213	12,213	12,213	12,213	12,213	12,213	12,213	12,213
2013			4,751	4,751	4,751	4,751	4,751	4,751	4,751	4,751
2014				—	—	—	—	—	—	—
2015					28	251	564	688	777	832
2016						613	1,920	2,782	3,274	3,459
2017							2,028	5,356	7,399	8,008
2018								4,213	8,321	10,796
2019									5,473	13,602
2020										11,288
									Total	81,811
				All outstanding liabilities before 2011, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Workers' Compensation)									$47,021

For any incurred and paid claims denominated in a currency other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect as of the current year end date. As a result, all prior year information has been restated to reflect the exchange rates as of December 31, 2020. This treatment removes any changes in foreign currency exchange rates from distorting the claims development between the years presented.

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

For example, a one-year treaty incepting on October 1, 2018 (with underlying policies each having a one-year duration), would have a 24-month period over which the premiums would be earned. Therefore, claims would be allocated to accident years 2018, 2019 and 2020 based on the proportion of the premiums earned during each accident year. For illustration of this contract, any claims reported during 2018 would be allocated to the 2018 accident year. For losses reported during 2019, the claims would be allocated between 2018 and 2019 based on the percentage of premiums earned during 2018 and 2019. Similarly, for losses reported during 2020 and thereafter, the losses would be allocated to the 2020, 2021 and 2022 accident years based on the proportion of premiums earned during each of those years. However, natural catastrophe and certain other large losses are addressed separately and are assigned to the accident year in which they occurred.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2020
($ in thousands)
Net outstanding liabilities
Health	$17,485
Multiline	148,861
General Liability	12,057
Motor Casualty	97,590
Motor Property	22,304
Other	60,654
Property	44,418
Professional Liability	22,615
Workers' Compensation	47,021
Liabilities for claims and claims adjustment expenses, net of reinsurance	473,005
Add: Reinsurance recoverable on unpaid claims	16,851
Add: Unallocated claims adjustment expenses	4,276
Add: Allowance for credit losses	47
Total gross liabilities for unpaid claims and claim adjustment expense	$494,179

Link to Table of Contents
The average historical annual percentage payout of net incurred claims (excluding health) as of December 31, 2020 is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Multiline	10.2%	19.0%	18.8%	16.0%	13.3%	22.7%	—%	—%	—%	—%
General Liability	4.5%	12.0%	11.1%	10.8%	17.3%	27.8%	6.9%	8.0%	1.6%	—%
Motor Casualty	41.2%	32.6%	8.9%	6.1%	4.1%	3.0%	2.8%	1.2%	0.1%	—%
Motor Property	51.9%	41.7%	4.9%	0.7%	0.4%	0.2%	0.2%	—%	—%	—%
Other	33.5%	44.6%	15.5%	3.0%	2.0%	1.0%	0.4%	—%	—%	—%
Property	49.7%	34.8%	5.9%	3.0%	2.8%	2.5%	1.0%	0.3%	—%	—%
Professional Liability	3.5%	12.5%	18.4%	16.3%	13.3%	9.0%	7.0%	6.0%	5.0%	9.0%
Workers' Compensation	27.2%	43.4%	22.6%	5.5%	0.8%	0.5%	—%	—%	—%	—%

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

For the year ended December 31, 2020, the Company’s earned ceded premiums were $3.2 million (2019: $72.8 million and 2018: $102.9 million). For the year ended December 31, 2020, loss and loss adjustment expenses incurred of $337.8 million (2019: $388.5 million and 2018: $363.9 million) reported on the Company’s consolidated statements of operations are net of loss and loss expenses recovered and recoverable of $5.9 million (2019: $60.7 million and 2018: $71.0 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2020, the Company’s loss reserves recoverable of $16.9 million (2019: $27.5 million) consisted of (i) $12.6 million (2019: $21.1 million) from unrated retrocessionaires which were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $4.3 million (2019: $6.4 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2020, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2019: nil).

9. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”) which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Link to Table of Contents

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
At December 31, 2020, the Company’s share price was lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. As of December 31, 2020 and December 31, 2019, the unamortized debt discount was $4.2 million and $5.9 million respectively, and is expected to be amortized through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. As of December 31, 2020, the unamortized portion of these costs attributed to the debt component was $1.6 million (December 31, 2019: $2.3 million), which are expected to be amortized through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets.
The carrying value of the Notes as of December 31, 2020, including accrued interest of $1.7 million was $95.8 million (December 31, 2019: $93.5 million). As of December 31, 2020, the fair value of the Notes was estimated to be $83.6 million (December 31, 2019: $94.9 million) (see Note 4 Financial Instruments).
For the year ended December 31, 2020, the Company recognized interest expense of $6.3 million (December 31, 2019: $6.3 million; December 31, 2018: $2.5 million), in connection with the interest coupon, amortization of issuance costs and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes as of December 31, 2020 and December 31, 2019.

10.     SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after the liquidation of any issued and outstanding preferred shares. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate. At December 31, 2020, no preferred shares were issued or outstanding.

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

As of December 31, 2020, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

Link to Table of Contents
On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. As of December 31, 2020, 3,474,888 (2019: 555,805) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The stock incentive plan is administered by the Compensation Committee of the Board of Directors.

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

During the year ended December 31, 2020, 2,547,097 Class A ordinary shares were repurchased by the Company (2019: nil). As of December 31, 2020, 2.5 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of voting ordinary shares issued and outstanding:

	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	30,739,395	6,254,715	30,130,214	6,254,715	31,104,830	6,254,715
Issue of ordinary shares, net of forfeitures	67,777	—	609,181	—	205,384	—
Repurchase of ordinary shares	(2,547,097)	—	—	—	(1,180,000)	—
Balance – end of year	28,260,075	6,254,715	30,739,395	6,254,715	30,130,214	6,254,715

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares which have a par value of $0.10 each. It also includes the earned portion of the grant-date fair value of share-based awards that have not yet vested.

Statutory Capital and Surplus

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement (“MCR”) of $50.0 million and a Prescribed Capital Requirement (“PCR”) on Greenlight Re which was $204.8 million as of December 31, 2020 (2019: $200.9 million). As of December 31, 2020, Greenlight Re’s statutory capital and surplus of $491.4 million exceeded the MCR as well as the PCR. For the years ended December 31, 2020, 2019, and 2018, Greenlight Re’s net income (loss) was $12.6 million, $9.2 million, and $(330.3) million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA and there were no material differences between Greenlight Re’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2020 and 2019.

As of December 31, 2020, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2020, $39.5 million in dividends (2019: $3.9 million, 2018: $0.0 million) were declared or paid by Greenlight Re to the Company, of which $15.0 million was used for the Company’s share repurchases, $20.5 million was used for capital contribution to GRIL and $4.0 million was used for payment of interest on the Company’s senior convertible notes. As of December 31, 2020 and 2019, $286.6 million and $319.0 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends.

Link to Table of Contents
GRIL is obligated to maintain a minimum level of statutory capital. As of December 31, 2020 and 2019, GRIL met such requirements. As of December 31, 2020 and 2019, GRIL’s statutory capital was $57.1 million and $35.6 million, respectively. As of December 31, 2020, GRIL’s statutory minimum capital required under Solvency II was approximately $6.9 million (2019: $5.4 million). GRIL’s statutory net income (loss) was $(2.6) million, $0.8 million and $(15.4) million for the years ended December 31, 2020, 2019, and 2018, respectively. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings and the Central Bank of Ireland has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. As of December 31, 2020 and 2019, none of GRIL’s capital and surplus was available for distribution as dividends.

11.   SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees and consultants that is administered by the Compensation Committee of the Board of Directors.

 Employee and Director Restricted Shares

For the year ended December 31, 2020, 306,264 (2019: 235,701, 2018: 160,595) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.The weighted average grant date fair value of the restricted shares subject to only service condition was $6.72 (2019: $10.65, 2018: $15.90) per share.

For the year ended December 31, 2020, 145,089 (2019: 326,240, 2018: 30,660) Class A ordinary shares were issued to the Company’s Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Certain restricted shares granted to the CEO during the year ended December 31, 2019, contained vesting conditions whereby they would only vest upon occurrence of a specified performance condition being met prior to December 15, 2020. The performance condition was not met and 236,295 restricted shares were forfeited during the year ended December 31, 2020. The remaining restricted shares cliff vest 5 years after the date of issuance, subject to the performance condition being met and the grantee’s continued service with the Company. The weighted average grant date fair value of the restricted shares subject to performance conditions was $6.72 (2019: $10.65, 2018: $15.90) per share.

On July 30, 2020, the Company accelerated the vesting on half of the CEO’s restricted shares granted during the year ended December 31, 2020, resulting in 72,545 shares vesting immediately. The modification resulted in $0.5 million of incremental compensation cost. The remaining restricted shares are still subject to performance and service conditions. As the performance conditions associated with these restricted shares have not been met, no compensation cost was recognized relating to the unvested shares for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company also issued to non-employee directors an aggregate of 71,330 (2019: 77,556, 2018: 54,720) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2020, 462,388 (2019: 37,502, 2018: 44,644) restricted shares were forfeited by grantees due to vesting conditions not being met. For the year ended December 31, 2020, $0.7 million stock compensation expense (2019: $0.2 million, 2018: $0.3 million) relating to the forfeited restricted shares was reversed.

The Company recorded $1.5 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the year ended December 31, 2020 (2019: $2.8 million, 2018: $2.9 million). As of December 31, 2020, there was $1.9 million (2019: $2.7 million, 2018: $2.6 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO’s restricted shares with performance conditions) which are expected to be recognized over a weighted average period of 1.5 years (2019: 1.6 years, 2018: 1.6 years). For the year ended December 31, 2020, the total fair value of restricted shares vested was $3.3 million (2019: $3.1 million, 2018: $2.8 million).

Link to Table of Contents
The following table summarizes the activity for unvested outstanding restricted share awards during the years ended December 31, 2020, and 2019:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2018	432,457	$18.58
Granted	639,497	10.69
Vested	(161,365)	19.44
Forfeited	(37,502)	14.12
Balance at December 31, 2019	873,087	12.83
Granted	522,683	6.81
Vested	(235,833)	13.83
Forfeited	(462,388)	10.71
Balance at December 31, 2020	697,549	$9.38

Employee and Director Stock Options

For the years ended December 31, 2020, 2019, and 2018, no Class A ordinary share purchase options were granted or exercised by directors or employees, resulting in no Class A ordinary shares being issued. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.
The Board of Directors does not currently anticipate that any dividends will be declared during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed for the year ended December 31, 2020 was $0.6 million (2019: $0.9 million, 2018: $1.5 million). At December 31, 2020, the total compensation cost related to non-vested options not yet recognized was $0.7 million (2019: $1.3 million) to be recognized over a weighted average period of 1.8 years (2019: 2.4 years) assuming the grantee completes the service period for vesting of the options.
Employee and director stock option activity during the years ended December 31, 2020, 2019, and 2018 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2017	1,015,627	$23.55	$9.89	$—	6.9 years
Expired	(80,000)	29.39	8.69
Balance at December 31, 2018	935,627	23.05	10.00	—	6.4 years
Expired	(60,000)	28.44	6.25
Balance at December 31, 2019	875,627	22.68	10.25	—	5.8 years
Expired	(40,000)	32.42	10.39
Balance at December 31, 2020	835,627	$22.22	$10.25	$—	5.1 years

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2020	December 31, 2019	December 31, 2018
Number of options exercisable	595,627	555,627	535,627
Weighted average exercise price	$22.63	$23.54	$24.43
Weighted average remaining contractual term	4.5	4.9	4.9
Intrinsic value ($ in millions)	$—	$—	$—

During the year ended December 31, 2020, 80,000 (2019: 80,000, 2018: 80,000) options vested which had a weighted average grant date fair value of $9.60 (2019: $9.60, 2018: $9.60).

Link to Table of Contents
Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the year ended December 31, 2020, 60,622 (2019: 48,535, 2018: 28,301) RSUs were issued to employees pursuant to the Company’s stock incentive plan. For the year ended December 31, 2020, 0 (2019: 24,165; 2018: 648) RSUs were forfeited by employees who left the Company prior to the expiration of the applicable vesting periods.

The Company recorded $0.4 million of share-based compensation expense, net of forfeitures, relating to RSUs for the year ended December 31, 2020 (2019: $0.2 million, 2018: $0.2 million). At December 31, 2020, the total compensation cost related to non-vested RSUs not yet recognized was $0.4 million (2019: $0.4 million) to be recognized over a weighted average period of 1.8 years (2019: 1.8 years) assuming the grantee completes the service period for vesting of the options.

Employee RSU activity during the years ended December 31, 2020, and 2019 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2018	46,398	$18.13
Granted	48,535	10.84
Vested	(7,186)	21.56
Forfeited	(24,165)	13.96
Balance at December 31, 2019	63,582	13.76
Granted	60,622	6.72
Vested	(7,482)	21.65
Forfeited	—	—
Balance at December 31, 2020	116,722	$9.60

For the years ended December 31, 2020, 2019, and 2018, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s statements of operations, was $2.5 million, $3.9 million and $4.6 million, respectively.

12.    NET INVESTMENT INCOME (LOSS)

A summary of net investment income (loss) for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
	($ in thousands)
Realized gains (losses)	$(9,234)	$(14,150)	$(236,887)
Change in unrealized gains and losses	25,909	8,380	(32,597)
Investment related foreign exchange gains (losses)	39	20	938
Interest and dividend income, net of withholding taxes	5,419	16,059	35,468
Interest, dividend and other expenses	(1,875)	(4,798)	(17,987)
Income (loss) from equity method investment	843	700	(247)
Investment advisor compensation on joint venture	—	—	(11,221)
Net investment related income (loss)	21,101	6,211	(262,533)
Income (loss) from investments in related party investment fund	4,431	46,056	(60,573)
Total investment income (loss)	$25,532	$52,267	$(323,106)

Income (loss) from investments in related party investment fund reflects the equity in earnings (loss) of SILP (see Note 3).

Link to Table of Contents

The realized gains (losses) for the year ended December 31, 2020, includes $15.0 million of valuation allowance charged off on a note receivable, partially offset by a gain of $5.8 million on another note receivable that was settled in excess of its carrying value.

The change in unrealized gains and losses for the year ended December 31, 2020, includes net unrealized gains of $10.2 million (2019: $0.2 million, 2018: nil) on Innovations related investments. In addition, the change in unrealized gains and losses for year ended December 31, 2020, included a net decrease in the valuation allowance of $15.0 million (2019: net increase of $6.0 million, 2018: nil) relating to notes receivable.

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

As of December 31, 2020, a gross deferred tax asset of $3.5 million (2019: $3.6 million) and a deferred tax asset valuation allowance of $3.0 million (2019: $2.6 million) was recorded by the Company. The net deferred tax asset is included in the caption “Other assets” in the Company’s consolidated balance sheets. Based on the timing of the reversal of the temporary differences and likelihood of generating sufficient taxable income to realize the future tax benefit, management believes it is more likely than not that the recorded deferred tax asset (net of the valuation allowance) will be fully realized in the future. The Company currently believes that it has no uncertain tax positions which, if challenged, would cause a material change to the Company’s consolidated financial statements.

At December 31, 2020, GRIL had a net operating loss carry forward of $30.0 million (2019: $28.2 million) which can be carried forward indefinitely. At December 31, 2020 and 2019, no taxes recoverable were included in the Company’s consolidated balance sheets.

At December 31, 2020, Verdant had a net operating loss carry forward totaling $2.4 million (2019: $4.6 million) available to offset future taxable income. Of the total $2.4 million, $1.4 million expire at various dates from 2033 to 2037 and the remaining $1.0 million has no expiration date. The deferred tax asset associated with the net operating loss carried forward, has been offset by a valuation allowance as management does not anticipate that the carried forward amount will be realized.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	($ in thousands)
Current tax (expense) benefit	$(48)	$(43)	$1,840
Tax recovered	—	—	—
Deferred tax (expense) benefit	5	(8)	(4)
Increase in deferred tax valuation allowance	(381)	(432)	(2,168)
Income tax (expense) benefit	$(424)	$(483)	$(332)

Federal Excise Taxes

The United States imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless exempted or reduced by an applicable U.S. tax treaty, is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2020, 2019 and 2018, the Company incurred approximately $3.6 million, $3.8 million and $3.6 million, respectively, of federal excise taxes, net of any refunds received. These amounts are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

Link to Table of Contents
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

As of December 31, 2020, the Company had entered into a letter agreement with DME Advisors and DME II whereby during the period from June 1, 2019 to June 30, 2021, cash, cash equivalents and/or U.S government issued securities will not be subject to any management fee or performance allocation. For a detailed breakdown of management fees and performance compensation for the year ended December 31, 2020 and 2019, refer to Note 3 of the consolidated financial statements.

On January 7, 2021, the Company entered into an amended LPA agreement with DME Advisors and DME II which amends, restates, supersedes and incorporates all material terms of the SILP LPA. Refer to Note 18 “Subsequent Events” for further details.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. As of December 31, 2020, SILP, along with certain affiliates of DME Advisors, collectively owned 47.6% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

15.    COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2020, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	275,000	August 20, 2021	120 days prior to termination date

Effective August 26, 2020, the Company amended the credit facility to reduce the maximum facility limit from $400.0 million to $275.0 million. As of December 31, 2020, an aggregate amount of $135.3 million (December 31, 2019: $204.5 million) in letters of credit were issued under the credit facility. As of December 31, 2020, total cash and cash equivalents with a fair value in the aggregate of $137.6 million (December 31, 2019: $213.4 million) were pledged as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the credit facility as of December 31, 2020 and 2019.

The Company has also established regulatory trust arrangements for certain cedents. As of December 31, 2020, collateral of $607.8 million (December 31, 2019: $528.7 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands that expired on December 31, 2020. The Company and the landlord have agreed to extend the lease until December 31, 2021 while negotiating a new lease agreement. The Company has determined that the current arrangement qualifies as a short term lease. The short-term lease expense for the year ended December 31, 2020 was $0.5 million (2019: $0.5 million).

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021, and adjusted to the prevailing market rates for the subsequent five-year term. GRIL has the option to terminate the lease agreement in 2021. The Company has determined that this agreement qualifies as an operating lease under GAAP. As of December 31, 2020 the Company has recorded a right-of-use asset and a corresponding lease liability of $0.1 million (December 31, 2019: $0.2 million). The operating lease expense for the years ended December 31, 2020, 2019, and 2018 was insignificant. Included in the “Schedule of Commitments and Contingencies,” below, are the net minimum lease payment obligations relating to this lease as of December 31, 2020.

Link to Table of Contents

Schedule of Commitments and Contingencies

The following is a schedule of future minimum payments required under the above commitments:

	2021	2022	2023	2024	2025	Thereafter	Total
	($ in thousands)
Operating lease obligations	$581	$—	$—	$—	$—	$—	$581
Interest and convertible note payable	4,000	4,000	4,000	100,000	—	—	112,000
	$4,581	$4,000	$4,000	$100,000	$—	$—	$112,581

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

16.     SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

Substantially all of the business is sourced through reinsurance brokers. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

	Year ended December 31
	2020		2019		2018
	($ in thousands)
Guy Carpenter (Marsh)	$195,274	40.7%	$297,150	56.7%	$376,696	66.4%
Trean Re	112,659	23.5	85,323	16.3	45,446	8.0
Willis Re	31,970	6.7	21,094	4.0	9,501	1.7
Aon Benfield	29,032	6.0	41,071	7.8	70,554	12.4
Total of largest brokers	$368,935	76.9%	$444,638	84.8%	$502,197	88.5%
All other brokers and direct placements	110,856	23.1	79,339	15.2	65,334	11.5
Total	$479,791	100.0%	$523,977	100.0%	$567,531	100.0%

Link to Table of Contents
The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2020		2019		2018
	($ in thousands)
Property
Commercial	$11,190	2.3%	$14,165	2.7%	$10,487	1.8%
Motor	33,054	6.9	59,402	11.3	76,425	13.5
Personal	14,219	3.0	12,390	2.4	14,118	2.5
Total Property	58,463	12.2	85,957	16.4	101,030	17.8
Casualty
General Liability	4,228	0.9	2,401	0.5	1,429	0.3
Motor Liability	127,379	26.5	233,591	44.6	291,690	51.4
Professional Liability (1)	204	—	(448)	(0.1)	3,068	0.5
Workers' Compensation	82,189	17.1	50,369	9.6	24,101	4.3
Multi-line	88,237	18.4	76,461	14.6	57,497	10.1
Total Casualty	302,237	63.0	362,374	69.2	377,785	66.6
Other
Accident & Health	56,284	11.7	39,175	7.5	69,605	12.2
Financial	23,231	4.8	23,087	4.4	16,611	2.9
Marine	770	0.2	160	—	394	0.1
Other Specialty	38,806	8.1	13,224	2.5	2,106	0.4
Total Other	119,091	24.8	75,646	14.4	88,716	15.6
	$479,791	100.0%	$523,977	100.0%	$567,531	100.0%
(1) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2020		2019		2018
	($ in thousands)
U.S. and Caribbean	$390,000	81.3%	$435,458	83.1%	$507,705	89.5%
Worldwide (1)	84,204	17.5	84,728	16.2	59,366	10.5
Asia (2)	5,587	1.2	3,804	0.7	(46)	—
Europe (2)	—	—	(13)	—	506	—
	$479,791	100.0%	$523,977	100.0%	$567,531	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2)  The negative balances represent the reversal of premiums due to premium adjustments, termination of contracts or premium returned upon novation or commutation of contracts.

Link to Table of Contents
17.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table presents the quarterly financial results for each of the quarters ended during December 31, 2020:

	2020
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands, except per share amounts)
Revenues
Gross premiums written	109,787	116,689	135,596	117,719
Gross premiums ceded	(678)	(132)	(1,464)	6
Net premiums written	109,109	116,557	134,132	117,725
Change in net unearned premium reserves	1912	(8,143)	(18,613)	2,732
Net premiums earned	111,021	108,414	115,519	120,457
Income (loss) from investment in related party investment fund [net of related party expenses]	(42,126)	1,609	6,431	38,517
Net investment income (loss)	6,837	3,934	466	9,864
Other income (expense), net	213	788	1569	579
Total revenues	75945	114,745	123,985	169,417
Expenses
Net loss and loss adjustment expenses incurred	75,697	89,194	88,053	84,889
Acquisition costs	31,739	17,903	27,018	32,628
General and administrative expenses	6,794	6,149	5,152	8,306
Interest expense	1561	1562	1579	1,578
Total expenses	115,791	114,808	121,802	127,401
Income (loss) before income tax	(39,846)	(63)	2,183	42,016
Income tax (expense) benefit	(424)	—	—	—
Net income (loss)	(40,270)	(63)	2,183	42,016
Earnings (loss) per share
Basic	(1.11)	—	0.06	1.20
Diluted	(1.11)	—	0.06	1.20
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	36,138,245	35,776,736	35,677,554	35,019,037
Diluted	36,138,245	35,776,736	35,779,703	35,135,759

Link to Table of Contents
The following table presents the quarterly financial results for each of the quarters ended during December 31, 2019:

	2019
	Quarter ended
	March 31	June 30	September 30	December 31
	($ in thousands)
Revenues
Gross premiums written	$162,560	$152,340	$110,607	$98,470
Gross premiums ceded	(21,401)	(23,141)	(4,035)	(90)
Net premiums written	141,159	129,199	106,572	98,380
Change in net unearned premium reserves	(15,797)	(8,758)	22,582	10,243
Net premiums earned	125,362	120,441	129,154	108,623
Income (loss) from investment in related party investment fund [net of related party expenses]	30,756	14,405	6,609	(5,714)
Net investment income (loss)	1,567	4,386	3,312	(3,054)
Other income (expense), net	1,069	1,117	(887)	1,007
Total revenues	158,754	140,349	138,188	100,862
Expenses
Net loss and loss adjustment expenses incurred	122,865	78,476	92,962	94,184
Acquisition costs	21,526	37,172	30,962	27,424
General and administrative expenses	6,840	7,919	7,725	7,338
Interest expense	1,544	1,562	1,578	1,579
Total expenses	152,775	125,129	133,227	130,525
Income (loss) before income tax	5,979	15,220	4,961	(29,663)
Income tax (expense) benefit	(73)	94	179	(683)
Net income (loss)	$5,906	$15,314	$5,140	$(30,346)
Earnings (loss) per share
Basic	$0.16	$0.42	$0.14	$(0.84)
Diluted	$0.16	$0.42	$0.14	$(0.84)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	35,972,665	36,100,665	36,841,623	36,121,023
Diluted	36,364,358	36,829,963	36,921,490	36,121,023

18. SUBSEQUENT EVENTS

On January 7, 2021, the Company and DME II, entered into the Second Amended and Restated Exempted Limited Partnership Agreement, effective as of January 1, 2021 (the “Restated SILP LPA”).

The Restated SILP LPA agreement amends, restates, supersedes and incorporates all material terms of the SILP LPA, as amended as of February 26, 2019, and the letter agreements dated as of June 18, 2019, December 27, 2019 and August 5, 2020 (collectively, the “Amendments”). The Restated SILP LPA agreement also amended the definition of “Additional Investment Ratio” and amended each of the defined terms “Greenlight Re Surplus” and the “GRIL Surplus” so as to clarify that the each of the respectively referenced “financial statements” are “U.S. GAAP financial statements.” In addition, the Restated SILP LPA agreement included the following: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.”. The Restated SILP LPA also amended the investment guidelines to reflect the amended investment guidelines adopted by the board of directors of the Company effective as of January 1, 2021.

Link to Table of Contents
SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2020

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Other investments
Private investments and unlisted equities	$12,414	$21,793	$21,793
Investment accounted for under the equity method	NA	6,545	6,545
Derivative financial instruments (not designated as hedging instruments)	—	1,080	1,080
Total other investments	12,414	29,418	29,418
Total investments	$12,414	$29,418	$29,418

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2020	December 31, 2019
	($ in thousands)
Assets
Other investments	$—	$1,000
Cash and cash equivalents	7	2
Investment in subsidiaries	551,790	557,835
Notes receivable (net of allowance for expected credit losses)	10,706	10,469
Due from subsidiaries	—	8,200
Total assets	$562,503	$577,506
Liabilities and equity
Liabilities
Convertible senior notes payable	$95,794	$93,514
Other liabilities	—	1,611
Due to subsidiaries	1,852	5,198
Total liabilities	97,646	100,323
Shareholders’ equity
Share capital	3,452	3,699
Additional paid-in capital	488,488	503,547
Retained earnings (deficit)	(27,083)	(30,063)
Total shareholders’ equity	464,857	477,183
Total liabilities and equity	$562,503	$577,506

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2020	2019	2018
	($ in thousands)
Revenue
Net investment income	$141	$522	$1,574
Total revenues	141	522	1,574
Expenses
General and administrative expenses	3,485	6,496	4,445
Interest expense	6,280	6,263	2,505
Total expenses	9,765	12,759	6,950
Net income (loss) before equity in earnings of consolidated subsidiaries	(9,624)	(12,237)	(5,376)
Equity in earnings of consolidated subsidiaries	13,490	8,251	(344,678)
Consolidated net income (loss)	$3,866	$(3,986)	$(350,054)

Link to Table of Contents
SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year Ended December 31
	2020	2019	2018
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	3,866	(3,986)	(350,054)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiaries	(13,490)	(8,251)	344,678
Net change in unrealized gains and losses on investments	—	(200)	—
Share-based compensation expense	2,124	3,686	4,382
Amortization and interest expense, net of change in accruals	2,280	2,329	2,505
Net change in
Due from subsidiaries	8,200	(8,200)	876
Other liabilities	(1,611)	1,611	—
Due to subsidiaries	(3,346)	(2,421)	7,619
Net cash provided by (used in) operating activities	(1,977)	(15,432)	10,006
Investing activities
Purchase of investments	—	—	(800)
Sale of investments	1,000	—	—
Change in note receivable	(237)	11,496	(6,610)
Contributed surplus to subsidiaries, net	19,000	3,935	(82,750)
Net cash provided by (used in) investing activities	19,763	15,431	(90,160)
Financing activities
Net proceeds from issuance of convertible senior notes payable, net of costs	—	—	96,576
Repurchase of Class A ordinary shares	(17,781)	—	(16,503)
Net cash provided by (used in) financing activities	(17,781)	—	80,073
Net increase (decrease) in cash and cash equivalents	5	(1)	(81)
Cash and cash equivalents at beginning of the year	2	3	84
Cash and cash equivalents at end of the year	7	2	3
Supplementary information
Non cash consideration from (to) subsidiaries, net	(351)	(196)	(242)

Link to Table of Contents
SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Total investment related income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2020	Property & Casualty	$51,014	$494,179	$201,089	$455,411	$25,532	$337,833	$109,288	$26,401	$479,791
2019	Property & Casualty	$49,665	$470,588	$179,460	$483,580	$52,267	$388,487	$117,084	$29,822	$523,977
2018	Property & Casualty	$49,929	$482,662	$211,789	$508,363	$(323,106)	$363,873	$145,475	$25,173	$567,531

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2020	Property & Casualty	$—	$2,268	$479,791	$477,523	100%
2019	Property & Casualty	$—	$48,667	$523,977	$475,310	110%
2018	Property & Casualty	$—	$102,788	$567,531	$464,743	122%