Form 10-Q
period 2021-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2021-05-05
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	28,595,813
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of April 30, 2021

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

March 31, 2021 and December 31, 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments
Investment in related party investment fund	$199,882	$166,735
Other investments	26,152	29,418
Total investments	226,034	196,153
Cash and cash equivalents	33,537	8,935
Restricted cash and cash equivalents	697,689	745,371
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $89)	386,858	330,232
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $47)	15,009	16,851
Deferred acquisition costs	58,591	51,014
Notes receivable	—	6,101
Other assets	4,394	2,993
Total assets	$1,422,112	$1,357,650
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$512,843	$494,179
Unearned premium reserves	235,725	201,089
Reinsurance balances payable	94,059	92,247
Funds withheld	3,622	4,475
Other liabilities	8,406	5,009
Convertible senior notes payable	95,338	95,794
Total liabilities	949,993	892,793
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,595,813 (2020: 28,260,075): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2020: 6,254,715))	3,485	3,452
Additional paid-in capital	489,218	488,488
Retained earnings (deficit)	(20,584)	(27,083)
Total shareholders' equity	472,119	464,857
Total liabilities and equity	$1,422,112	$1,357,650

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31, 2021 and 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2021	2020
Revenues
Gross premiums written	$169,935	$109,787
Gross premiums ceded	55	(678)
Net premiums written	169,990	109,109
Change in net unearned premium reserves	(34,594)	1,912
Net premiums earned	135,396	111,021
Income (loss) from investment in related party investment fund (net of related party expenses of $1,301 (three months ended March 31, 2020: $662))	4,024	(42,126)
Net investment income (loss)	14,650	6,837
Other income (expense), net	(3,650)	213
Total revenues	150,420	75,945
Expenses
Net loss and loss adjustment expenses incurred	97,721	75,697
Acquisition costs	33,381	31,739
General and administrative expenses	7,541	6,794
Interest expense	1,544	1,561
Total expenses	140,187	115,791
Income (loss) before income tax	10,233	(39,846)
Income tax (expense) benefit	(3,734)	(424)
Net income (loss)	$6,499	$(40,270)
Earnings (loss) per share
Basic	$0.19	$(1.11)
Diluted	$0.19	$(1.11)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	34,522,994	36,138,245
Diluted	34,646,783	36,138,245

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended March 31, 2021 and 2020
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2021	2020
Ordinary share capital
Balance - beginning of period	$3,452	$3,699
Issue of Class A ordinary shares, net of forfeitures	33	44
Balance - end of period	3,485	3,743
Additional paid-in capital
Balance - beginning of period	488,488	503,547
Share-based compensation expense	730	828
Balance - end of period	489,218	504,375
Retained earnings (deficit)
Balance - beginning of period	(27,083)	(30,063)
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	(886)
Net income (loss)	6,499	(40,270)
Balance - end of period	(20,584)	(71,219)
Total shareholders' equity	$472,119	$436,899

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2021 and 2020
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2021	2020
Cash provided by (used in) operating activities
Net income (loss)	$6,499	$(40,270)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(4,024)	42,126
Loss (income) from investment accounted for under the equity method	—	(888)
Net change in unrealized gains and losses on investments and notes receivable	(1,228)	(15,771)
Net realized (gains) losses on investments and notes receivable	(14,210)	15,000
Foreign exchange (gains) losses on investments	19	441
Current expected credit losses recognized on notes receivable and reinsurance assets	—	250
Share-based compensation expense	763	872
Amortization and interest expense, net of change in accruals	(456)	(438)
Depreciation expense	7	7
Net change in
Reinsurance balances receivable	(56,626)	(13,459)
Loss and loss adjustment expenses recoverable	1,842	4,389
Deferred acquisition costs	(7,577)	1,631
Unearned premiums ceded	—	343
Other assets, excluding depreciation	(1,408)	419
Loss and loss adjustment expense reserves	18,664	(14,919)
Unearned premium reserves	34,636	(1,991)
Reinsurance balances payable	1,812	(8,457)
Funds withheld	(853)	706
Other liabilities	3,397	(1,761)
Net cash provided by (used in) operating activities	(18,743)	(31,770)
Investing activities
Proceeds from redemptions from related party investment fund	19,481	19,220
Contributions to related party investment fund	(48,604)	(11,188)
Purchases of investments	(2,070)	—
Sales of investments	20,755	—
Net change in notes receivable	6,101	2
Net cash provided by (used in) investing activities	(4,337)	8,034
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,080)	(23,858)
Cash, cash equivalents and restricted cash at beginning of the period	754,306	767,906
Cash, cash equivalents and restricted cash at end of the period	$731,226	$744,048
Supplementary information
Interest paid in cash	$2,000	$2,000

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2021

1. ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s principal wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority, in terms of the Act. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  In 2020, GLRE established Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”) as a wholly-owned subsidiary to increase the Company’s presence in the London market. As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE”.

These unaudited condensed consolidated financial statements include the results of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on March 10, 2021.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.

Significant estimates used in the preparation of the Company’s consolidated financial statements, including those associated with premiums, expected credit losses on amounts owed to us and the estimations of loss and loss adjustment expense reserves, including losses arising from the novel coronavirus (the “COVID-19 pandemic”), may be subject to significant adjustments in future periods (see Note 5 for the significant assumptions which served as the basis for the Company's estimates of reserves for the COVID-19 pandemic). All significant intercompany accounts and transactions have been eliminated.

The results for the three months ended March 31, 2021, are not necessarily indicative of the results expected for the full calendar year.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the period. Actual results could differ from these estimates. The significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, premium revenues and risk transfer, bonus accruals, and share-based payments.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 12). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
	($ in thousands)
Cash and cash equivalents	$33,537	$8,935
Restricted cash and cash equivalents	697,689	745,371
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$731,226	$754,306

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes amounts held by cedents. Such amounts held include Funds at Lloyd’s, which is held in trust at Lloyd's as security for members’ underwriting activities. At March 31, 2021, funds held by cedents were $155.8 million (December 31, 2020: $127.6 million).

Reinsurance Assets

The Company calculates an allowance for expected credit losses for its reinsurance balances receivable and loss and loss adjustment expenses recoverable by applying a Probability of Default (“PD”) / Loss Given Default (“LGD”) model that considers both the Company’s collectibility history on its reinsurance assets as well as representative external loss history. In calculating the probability of default, the Company also considers the estimated duration of its reinsurance assets.

Each counterparty’s creditworthiness is evaluated individually on the basis of credit ratings assigned by independent agencies. The Company manages its credit risk in its reinsurance assets by transacting only with insurers and reinsurers that it considers financially sound.

For its retrocessional counterparties that are unrated, the Company may hold collateral in the form of funds withheld, trust accounts, or irrevocable letters of credit. In evaluating credit risk associated with reinsurance balances receivable, the Company considers its right to offset loss obligations or unearned premiums against premiums receivable. The Company regularly evaluates its net credit exposure to assess the ability of cedents and retrocessionaires to honor their respective obligations.

At March 31, 2021, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million (December 31, 2020: $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, an asset or liability is recognized based on the consideration paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with a corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company’s deposit assets and liabilities are recorded in the Company’s condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At March 31, 2021, deposit assets and deposit liabilities were $3.4 million and $31.1 million, respectively (December 31, 2020: $4.6 million and $31.0 million, respectively). For the three months ended March 31, 2021 and 2020, the interest income/(expense) on deposit accounted contracts was as follows:

	Three months ended March 31
	2021	2020
	($ in thousands)
Deposit interest income	$—	$607
Deposit interest expense	$(2,947)	$—
Deposit interest income/(expense), net	$(2,947)	$607

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

Other Assets

The caption “Other assets” in the Company’s condensed consolidated balance sheets consists primarily of prepaid expenses, fixed assets, right-of-use lease assets, other receivables, and deferred tax assets.

Other Liabilities

The caption “Other liabilities” in the Company’s condensed consolidated balance sheets consists primarily of accruals for legal and other professional fees, employee bonuses, taxes payable, and lease liabilities.

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
•additional potential common shares issuable when in-the-money stock options are exercised, determined using the treasury stock method; and
•those common shares with the potential to be issued in connection with convertible debt and other such convertible instruments, determined using the treasury stock method.

Diluted earnings (or loss) per share contemplates a conversion to common shares of all convertible instruments only if they are dilutive with regards to earnings per share. In the event of a net loss, all RSUs, stock options, convertible debt, and participating securities are excluded from the calculation of both basic and diluted loss per share as their inclusion would be anti-dilutive.

The table below presents the shares outstanding for the calculation of earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021	2020
Weighted average shares outstanding - basic	34,522,994	36,138,245
Effect of dilutive employee and director share-based awards	123,789	—
Weighted average shares outstanding - diluted	34,646,783	36,138,245
Anti-dilutive stock options outstanding	835,627	875,627
Participating securities excluded from calculation of loss per share	—	1,326,613

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2020: 21%). Verdant’s tax years 2017 and beyond remain open and subject to examination by the IRS.

GRIL is incorporated in Ireland and therefore is subject to the Irish corporation tax rate of 12.5% on its trading income and 25% on its non-trading income.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 during the first quarter of 2021 had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in Subtopic 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity; rather, the contract would be accounted for as a single liability measured at its amortized cost. Subtopic 815-40 simplifies the analysis of whether an embedded conversion feature meets the derivative scope exception for contracts that are indexed to, and classified in, stockholders equity, as well as addresses the computation of earnings per share for convertible debt instruments. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 using either a “modified retrospective” or a “fully retrospective” method of transition. Early adoption is permitted no earlier than for fiscal years beginning after December 15, 2020. The Company intends to adopt ASU 2020-06 during the first quarter of 2022 and is currently evaluating the effect that the new standard will have on its consolidated financial statements.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (as amended by the letter agreement dated as of August 5, 2020, (the “Previous SILP LPA”) of Solasglas Investments, LP

(“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re and GRIL, (together the “GLRE Limited Partners”), and the initial limited partner (each, a “Partner”). On September 1, 2018, SILP also entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”) pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

On January 7, 2021, the Company and DME II, entered into the Second Amended and Restated Exempted Limited Partnership Agreement, effective as of January 1, 2021 (the “SILP LPA”). The SILP LPA agreement amends, restates, supersedes and incorporates all material terms of the Previous SILP LPA, as amended as of February 26, 2019, and the letter agreements dated as of June 18, 2019, December 27, 2019 and August 5, 2020 (collectively, the “Amendments”). The SILP LPA agreement also amended the definition of “Additional Investment Ratio” and amended each of the defined terms “Greenlight Re Surplus” and the “GRIL Surplus” so as to clarify that each of the respectively referenced “financial statements” are “U.S. GAAP financial statements.” In addition, the SILP LPA included the following: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit”. The SILP LPA also amended the investment guidelines to reflect the amended investment guidelines adopted by the Company’s Board of Directors effective as of January 1, 2021.

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

•DME II holds an interest in excess of 10% of SILP’s net assets, which the Company considers to represent an obligation to absorb losses and a right to receive benefits of SILP that are significant to SILP.

Consequently, the Company has concluded that DME II’s interests, and not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company’s investment in SILP is presented in the Company’s condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At March 31, 2021, the net asset value of the GLRE Limited Partners’ investment in SILP was $199.9 million (December 31, 2020: $166.7 million), representing 78.8% (December 31, 2020: 75.7%) of SILP’s total net assets. DME II held the remaining 21.2% (December 31, 2020: 24.3%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At March 31, 2021, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three months ended March 31, 2021, was $4.0 million (three months ended March 31, 2020: $(42.1) million), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	March 31, 2021	December 31, 2020
	($ in thousands)
Assets
Investments, at fair value	$247,476	$272,398
Derivative contracts, at fair value	5,447	1,450
Due from brokers	121,525	92,053
Cash and cash equivalents	3,758	—
Interest and dividends receivable	15	59
Total assets	378,221	365,960

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(107,238)	(131,902)
Derivative contracts, at fair value	(5,370)	(4,156)
Due to brokers	(11,442)	(9,179)
Interest and dividends payable	(318)	(429)
Other liabilities	(176)	(175)
Total liabilities	(124,544)	(145,841)

Net Assets	$253,677	$220,119

GLRE Limited Partners’ share of Net Assets	$199,882	$166,735

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended March 31
	2021	2020
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$204	$747
Interest income	149	209
Total Investment income	353	956

Expenses
Management fee	(854)	(662)
Interest	(242)	(17)
Dividends	(245)	(145)
Professional fees and other	(222)	(208)
Total expenses	(1,563)	(1,032)
Net investment income (loss)	(1,210)	(76)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(7,066)	(11,953)
Net change in unrealized appreciation (depreciation)	12,791	(39,793)
Net gain (loss) on investment transactions	5,725	(51,746)

Net income (loss)	$4,515	$(51,822)

GLRE Limited Partners’ share of net income (loss) (1)	$4,024	$(42,126)

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended March 31
	2021	2020
	($ in thousands)
Management fees	$854	$662
Performance allocation	$447	$—
Total	$1,301	$662

See Note 11 for further details on management fees and performance allocation.

4. FINANCIAL INSTRUMENTS

Investments

Other Investments

The Company’s “Other investments” are composed of the following:

•Private investments and unlisted equities, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market; and
•Derivative financial instruments associated with the Company’s Innovations investments.

At March 31, 2021, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$14,485	$11,877	$(1,300)	$25,062
Derivative financial instruments (not designated as hedging instruments)	—	1,090	—	1,090
Total other investments	$14,485	$12,967	$(1,300)	$26,152

At December 31, 2020, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$12,414	$10,679	$(1,300)	$21,793
Derivative financial instruments (not designated as hedging instruments)	—	1,080	—	1,080
Other investments	12,414	11,759	(1,300)	22,873
Investment accounted for under the equity method				6,545
Total other investments				$29,418

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At March 31, 2021, the carrying value of private investments and unlisted equities was $25.1 million (December 31, 2020: $21.8 million). It incorporated upward adjustments of $1.2 million during the three months ended March 31, 2021 (2020: $9.3 million), excluding any unrealized gains or losses related to changes in foreign currency exchange rates.

At December 31, 2020, the investment accounted for under the equity method represented an investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. During the three months ended March 31, 2021, the Company sold its investment in AccuRisk and realized a gain (pre-tax) of $14.2 million.

Derivative instruments include warrants issued by certain entities granting the Company the right, but not the obligation, to purchase shares at a specified price on or before the maturity date. During the three months ended March 31, 2021, and the year ended December 31, 2020, warrants were issued to the Company in connection with certain Innovations-related investments. The Company has not designated these warrants as hedging instruments. The Company’s maximum exposure to loss relating to these warrants is limited to the warrants’ carrying amount.

Fair Value Hierarchy

The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•	Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The term “unobservable inputs” includes certain pricing models, discounted cash flow methodologies, and similar techniques.

The Company values its derivative instruments using the Black-Scholes option pricing model on the basis of Level 3 inputs. The Company uses the carrying value of the underlying stock as an input in the option pricing model. The underlying stock does not have a readily determinable fair value. Its carry value is determined based on its original cost minus impairment, if any, plus or minus changes resulting from observable price changes. The other assumptions applied to the option pricing model include a risk-free rate of 0.50% and estimated volatility of 50%. The carrying value of the derivative instruments represents the fair value.

For the derivative instruments valued on the basis of Level 3 inputs, any change in unrealized gains or losses is included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

At March 31, 2021, and December 31, 2020, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient and is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The caption “Convertible senior notes payable” represents financial instruments that the Company carries at amortized cost. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input) (see Note 7).

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At March 31, 2021, the loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, typhoons, floods, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

•estimates communicated by ceding companies;
•information received from clients, brokers, and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event-related losses;
•industry data;
•catastrophe scenario modelling software; and
•management’s judgement.

The COVID-19 pandemic is unprecedented, and the Company does not have previous loss experience on which to base the associated estimate for loss and loss adjustment expenses. The Company based its estimate on the following:

•a review of in-force treaties that may provide coverage and incur losses;
•catastrophe and scenario modelling analyses and results shared by cedents;
•preliminary loss estimates received from clients and their analysts and loss adjusters;
•reviews of industry insured loss estimates and market share analyses; and
•management’s judgement.

Significant assumptions which served as the basis for the Company's estimates of reserves for the COVID-19 pandemic losses and loss adjustment expenses include:

•the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;
•the regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry;
•the extent of economic contraction caused by the COVID-19 pandemic and associated actions, particularly in the United States; and
•the ability of the cedents and insured to mitigate some or all of their losses.

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of March 31, 2021, based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the three months ended March 31, 2021.

At March 31, 2021 and December 31, 2020, loss and loss adjustment expense reserves were composed of the following:

	March 31, 2021	December 31, 2020
	($ in thousands)
Case reserves	$171,780	$176,805
IBNR	341,063	317,374
Total	$512,843	$494,179

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the three months ended March 31, 2021 and 2020 is as follows:

Consolidated	2021	2020
	($ in thousands)
Gross balance at January 1	$494,179	$470,588
Less: Losses recoverable	(16,851)	(27,531)
Net balance at January 1	477,328	443,057
Incurred losses related to:
Current year	97,861	71,525
Prior years	(140)	4,172
Total incurred	97,721	75,697
Paid losses related to:
Current year	(11,860)	(10,649)
Prior years	(65,500)	(73,296)
Total paid	(77,360)	(83,945)
Foreign currency revaluation	145	(2,235)
Net balance at March 31	497,834	432,574
Add: Losses recoverable	15,009	23,095
Gross balance at March 31	$512,843	$455,669

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the three months ended March 31, 2021 and 2020 are as follows:

Health	2021	2020
	($ in thousands)
Gross balance at January 1	$17,485	$18,063
Less: Losses recoverable	—	—
Net balance at January 1	17,485	18,063
Incurred losses related to:
Current year	12,997	8,033
Prior years	(1,317)	851
Total incurred	11,680	8,884
Paid losses related to:
Current year	(3,362)	(1,719)
Prior years	(7,904)	(8,964)
Total paid	(11,266)	(10,683)
Foreign currency revaluation	—	—
Net balance at March 31	17,899	16,264
Add: Losses recoverable	—	—
Gross balance at March 31	$17,899	$16,264

For the three months ended March 31, 2021, the estimate of net losses incurred relating to prior accident years decreased by $0.1 million.

For the three months ended March 31, 2020, the estimate of net losses incurred relating to prior accident years increased by $4.2 million primarily in relation to certain general liability, health, and multi-line contracts.

6. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three months ended March 31, 2021, the Company’s earned ceded premiums were $0.1 million (2020: $1.0 million). For the three months ended March 31, 2021, loss and loss adjustment expenses incurred of $97.7 million (2020: $75.7 million), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered of $17.0 thousand (2020: $3.5 million).

Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2021, the Company’s loss reserves recoverable consisted of (i) $11.3 million (December 31, 2020: $12.6 million) from unrated retrocessionaires, of which $10.6 million (December 31, 2020: $11.9 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $3.7 million (December 31, 2020: $4.3 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2021, the Company had recorded an allowance for expected credit losses of $47.0 thousand (December 31, 2020: $47.0 thousand).

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
At March 31, 2021, the Company’s share price was lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. At March 31, 2021 and December 31, 2020, the unamortized debt discount was $3.8 million and $4.2 million, respectively, which the Company expects to amortize through the maturity date. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.
The Company incurred issuance costs in connection with the issuance of the Notes. At March 31, 2021, the unamortized portion of these costs attributed to the debt component was $1.5 million (December 31, 2020: $1.6 million), which the Company expects to amortize through the maturity date. The portion of these issuance costs attributed to the equity component was netted against the gross proceeds allocated to equity, resulting in $7.9 million being included in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.

The carrying value of the Notes at March 31, 2021, including accrued interest of $0.7 million, was $95.3 million (December 31, 2020: $95.8 million). At March 31, 2021, the the Company estimated the fair value of the Notes to be $92.5 million (December 31, 2020: $83.6 million) (see Note 4 Financial Instruments).
For the three months ended March 31, 2021, the Company recognized interest expense of $1.5 million (2020: $1.6 million) in connection with the interest coupon, amortization of issuance costs, and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes at March 31, 2021, and December 31, 2020.

8. SHARE CAPITAL

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At March 31, 2021, 3,101,738 (December 31, 2020: 3,474,888) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the Company’s stock incentive plan.

The Board has adopted a share repurchase plan. The timing of such repurchases and the actual number of shares repurchased will depend on various factors including price, market conditions and applicable regulatory and corporate requirements. On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021, and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers. The Company is not required to repurchase any of the Class A ordinary shares or the Notes. The repurchase plans may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

The Company did not repurchase any Class A ordinary shares during the three months ended March 31, 2021 or 2020. At March 31, 2021, 2.5 million Class A ordinary shares and $25.0 million of the Notes remained available for repurchase under the repurchase plans. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	Three months ended March 31		Three months ended March 31
	2021		2020
	Class A	Class B	Class A	Class B
Balance – beginning of period	28,260,075	6,254,715	30,739,395	6,254,715
Issue of ordinary shares, net of forfeitures	335,738	—	440,134	—
Repurchase of ordinary shares	—	—	—	—
Balance – end of period	28,595,813	6,254,715	31,179,529	6,254,715

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares, which have a par value of $0.10 each. It also includes the earned portion of the grant-date fair value of share-based awards.

9. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees, and consultants administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the three months ended March 31, 2021, 334,312 (2020: 306,264) Class A ordinary shares were issued to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment, and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the three months ended March 31, 2021, 19,285 (2020: 18,701) restricted shares were forfeited by grantees. For the three months ended March 31, 2021, the Company reversed $0.1 million of stock compensation expense (2020: $0.1 million) in relation to the forfeited restricted shares.

The Company recorded $0.5 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the three months ended March 31, 2021 (2020: $0.6 million). At March 31, 2021, there was $3.6 million (December 31, 2020: $1.9 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding any restricted shares with performance conditions currently not expected to be met), which the Company expects to recognize over a weighted-average period of 2.4 years (December 31, 2020: 1.5 years). For the three months ended March 31, 2021, the total fair value of restricted shares vested was $1.1 million (2020: $2.1 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2021:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2020	697,549	$9.38
Granted	334,312	9.18
Vested	(66,226)	15.90
Forfeited	(19,285)	8.30
Balance at March 31, 2021	946,350	$8.88

Employee and Director Stock Options

For the three months ended March 31, 2021, no Class A ordinary share purchase options were granted or exercised by directors or employees, and no stock options expired or vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the three months ended March 31, 2021, was $0.1 million (2020: $0.2 million). At March 31, 2021, the total compensation cost related to non-vested options not yet recognized was $0.5 million (December 31, 2020: $0.7 million), which will be recognized over a weighted-average period of 1.7 years (December 31, 2020: 1.8 years) assuming the grantee completes the service period for vesting of the options.

At March 31, 2021 and December 31, 2020, 0.8 million stock options were outstanding, with a weighted average exercise price of $22.22 per share and a weighted average grant date fair value of $10.25 per share. The weighted-average remaining contractual term of the stock options was 4.8 years and 5.1 years, at March 31, 2021, and December 31, 2020, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the three months ended March 31, 2021, the Company issued 58,123 (2020: 60,622) RSUs to employees pursuant to the Company’s stock incentive plan. For the three months ended March 31, 2021 and 2020, no RSUs were forfeited.

The Company recorded $0.1 million of share-based compensation expense relating to RSUs for the three months ended March 31, 2021 (2020: $0.1 million).

Employee RSU activity during the three months ended March 31, 2021 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2020	116,722	$9.60
Granted	58,123	9.18
Vested	(20,711)	15.90
Forfeited	—	—
Balance at March 31, 2021	154,134	$8.59

For the three months ended March 31, 2021 and 2020, the combined stock compensation expense (net of forfeitures) included in the caption “General and administrative expenses” in the Company’s statements of operations, was $0.8 million and $0.9 million, respectively.

Performance Restricted Shares

Prior to 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. These restricted shares cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. The weighted average grant date fair value of these restricted shares subject to performance conditions was $6.72 per share. At March 31, 2021, 193,149 unvested performance restricted shares were outstanding (December 31, 2020: 193,149). As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the three months ended March 31, 2021 and 2020.

10. TAXATION

At March 31, 2021, the Company recorded a gross deferred tax asset of $3.7 million (2020: $3.5 million) and a deferred tax asset valuation allowance of $3.2 million (2020: $3.0 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s condensed consolidated balance sheets. The Company has determined that it is more likely than not that it will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences, and the likelihood of generating sufficient taxable income to realize the future tax benefit.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021	2020
	($ in thousands)
Current tax (expense) benefit	$(3,734)	$171
Deferred tax (expense) benefit	184	—
Increase in deferred tax valuation allowance	(184)	(595)
Income tax (expense) benefit	$(3,734)	$(424)

For the three months ended March 31, 2021, the income tax expense of $3.7 million resulted from Verdant’s gain on the sale of its AccuRisk investment.

11. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II, and DME Advisors are each an affiliate of David Einhorn, Chairman of the Company’s Board of Directors, and therefore, are related parties to the Company.

The Company has entered into the SILP LPA (as described in Note 3 of the condensed consolidated financial statements). DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL includes the amount of losses that were to be recouped under the Joint Venture as well as any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry-forward provision contained in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss until all losses are recouped, and an additional amount equal to 150% of the loss is earned.

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed by the Company (the “Investment Portfolio” as defined in the SILP LPA). On September 1, 2018, SILP entered into the IAA with DME Advisors, which entitles DME Advisors to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio. The IAA has an initial term ending on August 31, 2023, subject to an automatic extension for successive three-year terms.

For a detailed breakdown of management fees and performance compensation for the three months ended March 31, 2021 and 2020, refer to Note 3 of the condensed consolidated financial statements.

Pursuant to the SILP LPA and the IAA, the Company has agreed to indemnify DME, DME II, and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II and DME Advisors for reasonable costs and expenses of investigating and defending such claims provided such claims were not caused due to gross negligence, breach of contract, or misrepresentation by DME, DME II, or DME Advisors. The Company incurred no indemnification amounts during the periods presented.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. At March 31, 2021, SILP, along with certain affiliates of DME Advisors, collectively owned 34.4% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2021, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2021	120 days before the termination date

At March 31, 2021, an aggregate amount of $141.3 million (December 31, 2020: $135.3 million) in letters of credit were issued under the credit facility. At March 31, 2021, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $142.4 million (December 31, 2020: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of the credit facility at March 31, 2021 and December 31, 2020.

The Company has also established regulatory trust arrangements for certain cedents. At March 31, 2021, collateral of $555.3 million (December 31, 2020: $607.8 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into lease agreements for office space in the Cayman Islands that expired on December 31, 2020. The Company and the landlord have agreed to extend the lease until December 31, 2021, while negotiating a new lease agreement. The Company has determined that the current arrangement qualifies as a short-term lease. The short-term lease expense for the three months ended March 31, 2021 was $0.1 million (2020: $0.1 million).

GRIL has entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL is committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021. GRIL has exercised its option to terminate the lease agreement effective May 2021 and is evaluating alternative office space in Dublin.

Schedule of Commitments and Contingencies
The following is a schedule of future minimum payments required under the above commitments:

	2021	2022	2023	2024	2025	Thereafter	Total
	($ in thousands)
Operating lease obligations	$386	$—	$—	$—	$—	$—	$386
Interest and convertible note payable	$2,000	$4,000	$104,000	—	—	—	110,000
	$2,386	$4,000	$104,000	$—	$—	$—	$110,386

Litigation

From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation. The outcomes of these procedures determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the Company cannot predict the outcome of legal disputes with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition, or operating results.

13. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2021		2020
	($ in thousands)
Property
Commercial	$2,148	1.3%	$2,965	2.7%
Motor	9,709	5.7	8,233	7.5
Personal	3,058	1.8	2,961	2.7
Total Property	14,915	8.8	14,159	12.9

Casualty
General Liability	1,695	1.0	168	0.1
Motor Liability	41,564	24.5	29,395	26.8
Professional Liability	151	0.1	90	0.1
Workers' Compensation	22,149	13.0	10,324	9.4
Multi-line	48,115	28.3	21,586	19.6
Total Casualty	113,674	66.9	61,563	56.0

Other
Accident & Health	14,664	8.6	17,876	16.3
Financial	13,330	7.8	10,162	9.3
Marine	4,530	2.7	356	0.3
Other Specialty	8,822	5.2	5,671	5.2
Total Other	41,346	24.3	34,065	31.1
	$169,935	100.0%	$109,787	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2021		2020
	($ in thousands)
U.S. and Caribbean	$104,854	61.7%	$86,050	78.4%
Worldwide (1)	62,991	37.1	22,796	20.7
Europe	920	0.5	—	—
Asia	1,170	0.7	941	0.9
	$169,935	100.0%	$109,787	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and our wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”) and Verdant Holding Company, Ltd. (“Verdant”), unless the context dictates otherwise. References to our “Ordinary Shares” refer collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2021 and 2020 and financial condition at March 31, 2021 and December 31, 2020. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021. Such risks and uncertainties include, but are not limited to:

•The impact of disruptions to commerce, reduced economic activity, and other consequences of a pandemic, including the novel coronavirus (“COVID-19”), is unknown;
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
•We may face risks from future strategic transactions such as acquisitions, dispositions, mergers, or joint ventures;
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

General

We are a global specialty property and casualty reinsurer headquartered in the Cayman Islands, with a reinsurance and investment strategy that we believe differentiates us from most of our competitors. Our goal is to build long-term shareholder value by providing risk management solutions to the insurance, reinsurance, and other risk marketplaces. We focus on delivering risk solutions to clients and brokers who value our expertise, analytics, and customer service offerings.

We aim to complement our underwriting activities with a non-traditional investment approach designed to achieve higher rates of return over the long term than reinsurance companies that exclusively employ more traditional investment strategies. Our investment portfolio is managed according to a value-oriented philosophy, in which our investment advisor takes long positions in perceived undervalued securities and short positions in perceived overvalued securities. In 2018, we launched our Greenlight Re Innovations unit, which supports technology innovators in the (re)insurance market by providing investment, risk capacity, and access to a broad insurance network.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a negative outlook.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 10, 2021, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, investments, loss and loss adjustment expense reserves, bonus accruals, and share-based payments.

Recently issued and adopted accounting standards and their impact on the Company, if any, are presented under “Recent Accounting Pronouncements” in Note 2 to the condensed consolidated financial statements.

Segments

We have one operating segment, Property & Casualty reinsurance, and we analyze our business based on the following categories:

●	Property
●	Casualty
●	Other

Property business covers automobile physical damage, personal lines (including homeowners’ insurance), and commercial lines exposures. Property business includes both catastrophe and non-catastrophe coverage. We expect catastrophe business to make up a small proportion of our property business.

Casualty business covers general liability, motor liability, professional liability, and workers’ compensation exposures. The Company’s multi-line business relates predominantly to casualty reinsurance, and as such, the Company includes all multi-line business within the casualty category. Casualty business generally has losses reported and paid over a longer period than property business.

Other business covers accident and health, financial lines (including transactional liability, mortgage insurance, surety, and trade credit), marine, energy, and to a lesser extent, other specialty business such as aviation, crop, cyber, political, and terrorism exposures.

Outlook and Trends

January 1st is a key renewal date for the global reinsurance industry, and in the first quarter of 2021 we saw improved rates in most of the classes of business we wrote. A hardening market enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversification across the classes of business we write and a lower concentration risk to individual counterparties.

We wrote significantly more premium in the first quarter of 2021 than we did in the comparable 2020 period. The largest area of growth was in support of various Lloyd’s syndicates, an institution that we believe is ideally situated to respond to the insurance market dislocation. Improved market conditions also drove our expanded participation in marine and other specialty classes. The increases in our motor and workers’ compensation classes of business resulted mainly from the growth of several partners who cede business to us via quota share arrangements. However, we expect to see a decrease in these classes of business as the contracts come up for renewal over the coming year.

During the first quarter of 2021, we reduced the amount of property catastrophe business we wrote. Although catastrophe premium rates did increase as compared to the January 1, 2020, renewals, in our view these increases were not sufficient to compensate reinsurers for the risks associated with this business as compared to other classes. As a result, we reduced our exposure from “pure catastrophe” contracts. However, as this reduction has been offset by our increased incidental exposure from specialty classes of business, our overall exposure to catastrophe events has remained largely consistent with last year.

Key Financial Measures and Non-GAAP Measures

Basic Book Value Per Share and Fully Diluted Book Value Per Share

We believe that long-term growth in fully diluted book value per share is the most relevant measure of our financial performance because it provides management and investors a yardstick to monitor the shareholder value generated. Fully diluted book value per share may also help our investors, shareholders, and other interested parties form a basis of comparison with other companies within the property and casualty reinsurance industry.

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

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents the basis and fully diluted book value per share for the recent periods:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$472,119	$464,857	$426,867	$429,904	$436,899
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	34,850,528	34,514,790	35,368,417	36,272,585	37,434,244
Add: In-the-money stock options and RSUs issued and outstanding	154,134	116,722	116,722	116,722	116,722
Denominator for fully diluted book value per share	35,004,662	34,631,512	35,485,139	36,389,307	37,550,966
Basic book value per share	$13.55	$13.47	$12.07	$11.85	$11.67
Increase (decrease) in basic book value per share ($)	$0.08	$1.40	$0.22	$0.18	$(1.23)
Increase (decrease) in basic book value per share (%)	0.6%	11.6%	1.9%	1.5%	(9.5)%

Fully diluted book value per share	$13.49	$13.42	$12.03	$11.81	$11.63
Increase (decrease) in fully diluted book value per share ($)	$0.07	$1.39	$0.22	$0.18	$(1.25)
Increase (decrease) in fully diluted book value per share (%)	0.5%	11.6%	1.9%	1.5%	(9.7)%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. At March 31, 2021, the number of unvested restricted shares with performance conditions was 193,149 (at December 31, 2020: 193,149, September 30, 2020: 429,444, June 30, 2020: 501,989, March 31, 2020: 501,989).

Management also uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance, financial position, and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented under U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide consistent and comparable metrics of our business performance to help shareholders understand performance trends and allow for a more thorough understanding of the Company’s business. Non-GAAP financial measures should not be viewed as a substitute for those determined under U.S. GAAP. The key non-GAAP financial measures used in this report are:

•Adjusted combined ratio; and
•Net underwriting income (loss).

These non-GAAP measures are described below.

Adjusted combined ratio

“Combined ratio” is a commonly used measure in the property and casualty insurance industry and is calculated using U.S. GAAP components. We use the combined ratio, as well as an adjusted combined ratio that excludes the impacts of certain items, to evaluate our underwriting performance. We believe this adjusted non-GAAP measure provides management and financial statement users with a better understanding of the factors influencing our underwriting results.
In calculating the adjusted combined ratio, we exclude underwriting losses attributable to (i) prior accident-year reserve development, (ii) catastrophe losses, and (iii) certain significant, infrequent loss events.

Prior accident-year reserve development, which can be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses associated with loss events that occurred in prior years. We believe a discussion of current accident-year performance, which excludes prior accident-year reserve development, is helpful since it provides more insight into current underwriting performance.
By their nature, catastrophe losses and other significant, infrequent loss events are not representative of the type of loss activity that we would expect to occur in every period.
We believe an adjusted combined ratio that excludes the effects of these items aids in understanding the underlying trends and variability in our underwriting results that these items may obscure.
The following table reconciles the combined ratio to the adjusted combined ratio:

	Three months ended March 31
	2021	2020
Combined ratio	101.5%	98.9%
Impact on combined ratio of selected items:
Prior-year development	(0.2)%	3.5%
Catastrophes	3.4%	—%
Other adjustments [1]	2.2%	—%
Adjusted combined ratio	96.1%	95.4%

1 In the periods presented, “Other adjustments” represents interest income and expense on deposit-accounted contracts due to changes in the associated estimated ultimate cash flows.

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended March 31
	2021	2020
	($ in thousands)
Income (loss) before income tax	$10,233	$(39,846)
Add (subtract):
Total investment (income) loss	(18,674)	35,289
Other non-underwriting (income) expense	703	394
Corporate expenses	4,204	3,858
Interest expense	1,544	1,561
Net underwriting income (loss)	$(1,990)	$1,256

Results of Operations

The table below summarizes our operating results for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021	2020
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$169,935	$109,787
Gross premiums ceded	55	(678)
Net premiums written	169,990	109,109
Change in net unearned premium reserves	(34,594)	1,912
Net premiums earned	$135,396	$111,021
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$97,861	$71,525
Prior year *	(140)	4,172
Net loss and loss adjustment expenses incurred	97,721	75,697
Acquisition costs	33,381	31,739
Underwriting expenses	3,337	2,936
Deposit accounting and other reinsurance expense (income)	2,947	(607)
Underwriting income (loss)	$(1,990)	$1,256

Income (loss) from investment in related party investment fund	$4,024	$(42,126)
Net investment income (loss)	14,650	6,837
Total investment income (loss)	$18,674	$(35,289)

Net income (loss)	6,499	(40,270)

Loss ratio - current year	72.3%	64.4%
Loss ratio - prior year	(0.1)%	3.8%
Loss ratio	72.2%	68.2%
Acquisition cost ratio	24.7%	28.6%
Composite ratio	96.9%	96.8%
Underwriting expense ratio	4.6%	2.1%
Combined ratio	101.5%	98.9%

* The net favorable (adverse) financial impact associated with changes in the estimate of losses incurred in prior years was $0.2 million and $(3.9) million for the three months ended March 31, 2021 and 2020, respectively, and incorporates earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs.

Three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021, fully diluted book value per share increased by $0.07 per share, or 0.5%, to $13.49 per share from $13.42 per share at December 31, 2020. For the three months ended March 31, 2021, basic book value per share increased by $0.08 per share, or 0.6%, to $13.55 per share from $13.47 per share at December 31, 2020.

For the three months ended March 31, 2021, net income was $6.5 million, compared to a net loss of $40.3 million reported for the equivalent 2020 period.

The developments that most significantly affected our financial performance during the three months ended March 31, 2021, compared to the equivalent 2020 period, are summarized below:

•Underwriting: The underwriting loss for the three months ended March 31, 2021 was $2.0 million. By comparison, the underwriting income for the same period in 2020 was $1.3 million. The underwriting loss was primarily due to the Texas winter storms during the first quarter of 2021, and losses associated with deposit-accounted contracts.

Our overall composite ratio was 96.9% for the three months ended March 31, 2021, compared to 96.8% for the same period in 2020. The Texas winter storms contributed 3.4% to the composite ratio for the three months ended March 31, 2021.

•Investments: Our total investment income for the three months ended March 31, 2021, was $18.7 million compared to our total investment loss of $35.3 million incurred during the equivalent 2020 period. The investment income for the three months ended March 31, 2021 was due primarily to a gain realized on the sale of our investment in AccuRisk. Additionally, our investment in SILP reported a gain of $4.0 million for the three months ended March 31, 2021, compared to a loss of $42.1 million during the equivalent 2020 period.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2021		2020
	($ in thousands)
Property	$14,915	8.8%	$14,159	12.9%
Casualty	113,674	66.9	61,563	56.1
Other	41,346	24.3	34,065	31.0
Total	$169,935	100.0%	$109,787	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities that we identify.

For the three months ended March 31, 2021, our gross premiums written increased by $60.1 million, or 54.8%, compared to the equivalent 2020 period. The primary drivers of this change are as follows:

Gross Premiums Written
Three months ended March 31, 2021
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$0.8	5.3%	The increase in property gross premiums written during the first three months of 2021 over the comparable 2020 period was primarily related to motor contracts where underlying business written was higher in the first quarter of 2021 compared to the same period in 2020.
Casualty	$52.1	84.6%	The increase in casualty gross premiums written during the first three months of 2021 over the comparable 2020 period was due primarily to an increase in Lloyd’s syndicate multi-line quota share contracts written during 2021, and an increase in motor and workers’ compensation business.
Other	$7.3	21.4%	The increase in “other” gross premiums written during the first three months of 2021 over the comparable 2020 period was primarily attributable to new contracts relating to marine, energy, and other specialty lines. The hardening market enabled us to selectively expand our specialty book while taking advantage of improved rates. A decrease in health premiums partially offset the increase as we lowered our participation in a quota share contract upon renewal in 2021.

Premiums Ceded

For the three months ended March 31, 2021, premiums ceded were negative $0.1 million, compared to $0.7 million for the three months ended March 31, 2020. The negative premiums ceded for the three months ended March 31, 2021, resulted primarily from premium adjustments on contracts retroceded in prior periods. We have not entered into any retrocession contracts during 2021. In general, we use retrocessional coverage to manage our net portfolio exposure, leverage areas of expertise, and improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2021		2020
	($ in thousands)
Property	$14,956	8.8%	$13,979	12.8%
Casualty	113,705	66.9	61,236	56.1
Other	41,329	24.3	33,894	31.1
Total	$169,990	100.0%	$109,109	100.0%

For the three months ended March 31, 2021, net premiums written increased by $60.9 million, or 55.8%, compared to the three months ended March 31, 2020. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2021		2020
	($ in thousands)
Property	$14,155	10.5%	$14,809	13.3%
Casualty	87,091	64.3	65,273	58.8
Other	34,150	25.2	30,939	27.9
Total	$135,396	100.0%	$111,021	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2021		2020
	($ in thousands)
Property	$11,385	11.6%	$9,472	12.4%
Casualty	64,152	65.7	47,434	62.8
Other	22,184	22.7	18,791	24.8
Total	$97,721	100.0%	$75,697	100.0%

The below table summarizes the loss ratios for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021	2020	Increase / (decrease) in loss ratio points
Property	80.4%	64.0%	16.4
Casualty	73.7%	72.7%	1.0
Other	65.0%	60.7%	4.3
Total	72.2%	68.2%	4.0

The changes in net losses incurred and loss ratios during the three months ended March 31, 2021 were attributable to the following:

Net Losses Incurred
Three months ended March 31, 2021
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$1.9	16.4
The increase in property losses incurred during the three months ended March 31, 2021, compared to the equivalent 2020 period, related primarily to catastrophe losses from the Texas winter storm Uri.

Losses relating to the winter storm Uri contributed to the 16.4 percentage point increase in the property loss ratio during the three months ended March 31, 2021, compared to the equivalent 2020 period.

Casualty	$16.7	1.0
The increase in casualty losses incurred during the three months ended March 31, 2021, as compared to the equivalent 2020 period related primarily to:

•an increase in new business; and
•losses from the winter storm Uri on certain multi-line contracts.

The winter storm Uri was the primary driver of the 1.0 percentage point increase in the casualty loss ratio during the three months ended March 31, 2021, compared to the equivalent 2020 period.

Other	$3.4	4.3
The increase in “Other” losses incurred during the three months ended March 31, 2021, as compared to the equivalent 2020 period related primarily to:

•a satellite loss occurring during the first quarter of 2021; and
•increase in premiums earned on specialty health, marine, energy, and other specialty contracts.

The primary drivers of the 4.3 percentage points increase in loss ratio during the three months ended March 31, 2021, as compared to the equivalent 2020 period, were the satellite loss noted above and a shift in the mix of business from financial lines towards specialty lines, which generally incorporates a higher loss ratio.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of our reserving techniques and prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended March 31
	2021		2020
	($ in thousands)
Property	$2,800	8.4%	$2,885	9.1%
Casualty	21,791	65.3	17,667	55.7
Other	8,790	26.3	11,187	35.2
Total	$33,381	100.0%	$31,739	100.0%

The acquisition cost ratios for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended March 31
	2021	2020	Increase / (decrease)
Property	19.8%	19.5%	0.3%
Casualty	25.0%	27.1%	(2.1)%
Other	25.7%	36.2%	(10.5)%
Total	24.7%	28.6%	(3.9)%

The changes in the acquisition cost ratios during the three months ended March 31, 2021, compared to the same period in 2020, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended March 31, 2021
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.3	There was no significant change in the property acquisition cost ratio during the three months ended March 31, 2021 over the comparable 2020 period.
Casualty	(2.1)	The casualty acquisition cost ratio decreased during the three months ended March 31, 2021 over the comparable 2020 period. The decrease related to favorable ceding commission adjustments on workers’ compensation contracts that experienced adverse loss development during the first quarter of 2021.

Other	(10.5)	The decrease in the “other” acquisition cost ratio during the three months ended March 31, 2021, over the comparable 2020 period was due to a shift in the mix of business towards non-proportional specialty business during the first three months of 2021. This business incorporates relatively lower commission rates as compared to proportional health and financial lines business.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended March 31				Three months ended March 31
	2021				2020
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	80.4%	73.7%	65.0%	72.2%	64.0%	72.7%	60.7%	68.2%
Acquisition cost ratio	19.8	25.0	25.7	24.7	19.5	27.1	36.2	28.6
Composite ratio	100.2%	98.7%	90.7%	96.9%	83.5%	99.8%	96.9%	96.8%
Underwriting expense ratio				4.6				2.1
Combined ratio				101.5%				98.9%

The increase in underwriting expense ratio for three months ended March 31, 2021, compared to the equivalent 2020 period, was primarily due to interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2021	2020
	($ in thousands)
Underwriting expenses	$3,337	$2,936
Corporate expenses	4,204	3,858
General and administrative expenses	$7,541	$6,794

For the three months ended March 31, 2021, general and administrative expenses increased by $0.7 million, or 11.0%, compared to the equivalent 2020 period. The increase was due primarily to higher personnel costs and increased directors’ and officers’ insurance premiums. The increase was partially offset by lower legal and other professional fees.
For the three months ended March 31, 2021, and 2020, general and administrative expenses included $0.8 million and $0.9 million, respectively, of expenses related to stock compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Three months ended March 31
	2021	2020
	($ in thousands)
Realized gains (losses)	$14,210	$(15,000)
Change in unrealized gains and losses	1,228	15,515
Investment related foreign exchange gains (losses)	(19)	(319)
Interest and dividend income, net of withholding taxes	113	5,762
Interest, dividend and other expenses	(882)	(8)
Income (loss) from equity method investment	—	887
Net investment related income (loss)	$14,650	$6,837
Income (loss) from investments in related party investment fund	$4,024	$(42,126)
Total investment income (loss)	$18,674	$(35,289)

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three months ended March 31, 2021 and 2020, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended March 31, 2021, investment income, net of fees and expenses, resulted in a gain of 1.5% on the Investment Portfolio managed by DME Advisors, compared to a loss of 8.1% for the three months ended March 31, 2020. The long portfolio gained 11.7%, while the short portfolio and macro positions lost 6.8% and 2.8%, respectively, during the three months ended March 31, 2021. For the three months ended March 31, 2021, the largest contributors to SILP’s investment income were long positions in AerCap Holdings (AER), Brighthouse Financial (BHF), and Danimer Scientific (DNMR). Various short positions were the largest detractors during the three months ended March 31, 2021
For the three months ended March 31, 2021, the decrease in interest income compared to the equivalent period in 2020 resulted primarily from lower interest rates offered by financial institutions on the restricted cash and cash equivalents we have pledged as collateral to our clients.

During the three months ended March 31, 2021, we recorded a realized gain of $14.2 million (pre-tax) relating to the sale of our investment in AccuRisk. Additionally, during the three months ended March 31, 2021, we recorded a net unrealized gain of $1.2 million on our portfolio of Innovations related investments. During the equivalent period in 2020, we wrote off a valuation allowance previously recorded on certain other notes receivable. The write-off represented a realized loss, which was fully offset by a reduction in unrealized loss.

For the three months ended March 31, 2021 and 2020, the gross investment return (loss) on our Investment Portfolio managed by DME Advisors (excluding investment advisor performance allocation) was composed of the following:

	Three months ended March 31
	2021	2020
Long portfolio gains (losses)	11.7%	(8.6)%
Short portfolio gains (losses)	(6.8)	0.4
Macro gains (losses)	(2.8)	0.3
Other income and expenses [1]	(0.5)	(0.2)
Gross investment return	1.6%	(8.1)%
Net investment return [1]	1.5%	(8.1)%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Effective January 1, 2021, the Investment Portfolio is calculated based on 50% of GLRE Surplus, or the shareholders’ equity of the Company, as reported in the then most recent quarterly U.S. GAAP financial statements, and is adjusted monthly for our share of the net profits and net losses as reported by Solasglas during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated based on several factors, including our share of Solasglas’s net asset value, our posted collateral, and our net reserves.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

Income Taxes

We are not obligated to pay taxes in the Cayman Islands on either income or capital gains. The Governor-In-Cabinet has granted us an exemption from any income taxes that may be imposed in the Cayman Islands for a period of 20 years, expiring on February 1, 2025.

GRIL is incorporated in Ireland and is subject to the Irish corporation tax. We expect GRIL to be taxed at 12.5% on its taxable trading income and 25% on its non-trading income, if any.

Verdant is incorporated in Delaware and is subject to taxes under the U.S. federal rates and regulations prescribed by the Internal Revenue Service. We expect Verdant’s future taxable income to be taxed at 21%. For the three months ended March 31, 2021, the income tax expense of $3.7 million was due primarily to the gain on the sale of our investment in AccuRisk.

At March 31, 2021, we have included a gross deferred tax asset of $3.7 million (December 31, 2020: $3.5 million) in the caption “Other assets” in the Company’s condensed consolidated balance sheets. At March 31, 2021, a valuation allowance of $3.2 million (December 31, 2020: $3.0 million) partially offset this gross deferred tax asset. We have determined that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this determination on the expected timing of the reversal of the temporary differences, and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets at March 31, 2021, was $226.0 million, compared to $196.2 million at December 31, 2020, an increase of $29.8 million, or 15.2%. The increase was primarily related to net contributions into SILP from the collateral released by our ceding insurers. The income from our investment in SILP also contributed to the increase. The sale of our investment in AccuRisk partially offset these increases.

At March 31, 2021, 93.1% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 3.1% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 1.1% was composed of instruments valued based on non-observable inputs (Level 3). At March 31, 2021, 2.7% of SILP’s investments were private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash decreased by $47.7 million, or 6.4%, from $745.4 million at December 31, 2020 to $697.7 million, at March 31, 2021, primarily due to a reduction in collateral held by our ceding insurers.

Reinsurance balances receivable

During the three months ended March 31, 2021, reinsurance balances receivable increased by $56.6 million, or 17.1%, to $386.9 million from $330.2 million at December 31, 2020. This increase was related primarily to premiums written on new and renewed contracts during the three months ended March 31, 2021, including increases in funds withheld on reinsurance contracts with Lloyd’s syndicates.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

The COVID-19 pandemic is unprecedented and we do not have previous loss experience on which to base our estimates for the associated loss and loss adjustment expense reserves. See Note 5 of the accompanying condensed consolidated financial statements for assumptions used in our loss estimates relating to the COVID-19 pandemic. Losses in respect of the COVID-19 pandemic recognized after March 31, 2021, will be reflected in the periods in which those losses are incurred.

Reserves for loss and loss adjustment expenses were composed of the following:

	March 31, 2021			December 31, 2020
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$23,617	$48,927	$72,544	$25,833	$45,680	$71,513
Casualty	134,934	219,054	353,988	138,432	206,152	344,584
Other	13,229	73,082	86,311	12,540	65,542	78,082
Total	$171,780	$341,063	$512,843	$176,805	$317,374	$494,179

During the three months ended March 31, 2021, the total gross loss and loss adjustment expense reserves increased by $18.7 million, or 3.8%, to $512.8 million from $494.2 million at December 31, 2020. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the three months ended March 31, 2021, total loss and loss adjustment expenses recoverable decreased by $1.8 million, or 10.9%, to $15.0 million from $16.9 million at December 31, 2020. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, our risk exposure is limited by defined limits of liability. Once each contract’s limit of liability has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts covering first-dollar exposure, may not contain aggregate limits.

Our property business, and to a lesser extent our casualty and other business, incorporate contracts that contain natural peril loss exposure. We estimate catastrophe loss exposure in terms of our PML. We anticipate that our PML will vary from period to period depending upon the modeled simulated losses and the composition of our in-force book of business. We describe projected severity levels in terms of a 1-in-250 year return period. The 1-in-250 year return period PML means that we believe there is a 0.4% chance in any given year that an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate. In other words, it corresponds to a 99.6% probability that the loss from an event will fall below the indicated PML.

PMLs are estimates. As a result, we cannot provide any assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

Our PML estimate incorporates all significant exposure from our reinsurance operations, including coverage for property, marine and energy, motor, and catastrophe workers’ compensation.
At April 1, 2021, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $87.7 million and $112.9 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones at April 1, 2021:

	April 1, 2021
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$87,692	$102,617
Europe	44,379	51,054
Japan	44,909	48,198
Rest of the world	47,241	51,060
Maximum	87,692	112,879
Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet increased by $7.3 million to $472.1 million at March 31, 2021, compared to $464.9 million at December 31, 2020, due primarily to a net income of $6.5 million reported for the three months ended March 31, 2021. For details of other movements in shareholders’ equity, see the “Condensed Consolidated Statements of Shareholders’ Equity.”

Liquidity and Capital Resources

General

Greenlight Capital Re is organized as a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of corporate and general administrative expenses and interest expense. We conduct all our underwriting operations through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on each of Greenlight Re’s and GRIL’s ability to pay dividends, described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

At March 31, 2021, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook by A.M. Best. On July 22, 2020, A.M. Best affirmed the “A- (Excellent)” ratings. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At March 31, 2021, all of our investable assets, excluding strategic investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At March 31, 2021, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the three months ended March 31, 2021 and 2020, the net cash used in operating activities was $18.7 million and $31.8 million, respectively. The net cash used in our underwriting activities and for payment of corporate and general administrative expenses was $18.0 million and $37.5 million for the three months ended March 31, 2021 and 2020, respectively. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the three months ended March 31, 2021 and 2020, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the three months ended March 31, 2021, our investing activities used $29.1 million of cash for contribution into SILP (net of redemptions). They provided $26.9 million of cash from the sale of our AccuRisk investment and the collection of a note receivable from AccuRisk. By comparison, for the same period in 2020 our investing activities provided cash of $8.0 million.

At March 31, 2021, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We do not expect that the COVID-19 pandemic will materially impact our operational liquidity needs, which will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At March 31, 2021, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing options, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions, or that any such transactions will occur.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At March 31, 2021, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At March 31, 2021, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

At March 31, 2021, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2020: $275.0 million). See Note 12 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At March 31, 2021, the aggregate amount of collateral provided to cedents under such arrangements was $696.6 million (December 31, 2020: $743.0 million). At March 31, 2021, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $697.7 million (December 31, 2020: $745.4 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at March 31, 2021.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2021. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2021.

On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021, and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers.

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021 until June 30, 2022 authorizing the Company to purchase up to $25 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any of the Class A ordinary shares or the Notes, and the repurchase plans may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2021, the Company did not repurchase any Class A ordinary shares. At March 31, 2021, 2.5 million Class A ordinary shares and $25.0 million of the Notes, remained available for repurchase under the repurchase plans.
Under the Company’s stock incentive plan, the number of Class A ordinary shares available for issuance is 8.0 million shares. At March 31, 2021, there were 3,101,738 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. As of March 31, 2021, we expect to pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Operating lease obligations (1)	$386	$—	$—	$—	$386
Interest and convertible note payable (2)	4,000	106,000	—	—	110,000
Loss and loss adjustment expense reserves (3)	251,293	150,263	55,387	55,900	512,843
	$255,679	$256,263	$55,387	$55,900	$623,229
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

Greenlight Re had entered into a lease agreement for office space in the Cayman Islands. The lease expired on December 31, 2020, and the parties have agreed to extend the lease until December 31, 2021 while a new lease agreement is negotiated.

GRIL had entered into a lease agreement for office space in Dublin, Ireland. Under the terms of this lease agreement, GRIL was committed to minimum annual rent payments denominated in Euros approximating €0.1 million until May 2021.

GRIL has exercised its option to terminate the lease agreement in May 2021. The minimum lease payment obligations are included in the above table under operating lease obligations and in Note 12 to the accompanying condensed consolidated financial statements.

The Company has $100.0 million of senior convertible notes payable, which mature on August 1, 2023. The Company is obligated to make semi-annual interest payments of $2.0 million at an interest rate of 4.0% per annum. The Company has received regulatory approval to declare dividends from Greenlight Re to meet the interest payments obligation.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. At March 31, 2021, we expect the reduced performance allocation of 10% to be applied to 178% of future net investment returns before reverting to 20%. For detailed breakdowns of management fees and performance compensation for the three months ended March 31, 2021 and 2020, please refer to Note 3 of the condensed consolidated financial statements.

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

Our related party transactions are presented in Note 11 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities which would be considered off-balance sheet arrangements. Other than our investment in SILP (see Note 3 of the accompanying condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses, as well as asset values in our investment portfolio. Our pricing and reserving models incorporate considerations of the anticipated effects of inflation on our claim costs. However, we cannot predict or estimate the onset, duration, and severity of an inflationary period with precision. This actual effect of inflation may differ significantly from our estimate.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
At March 31, 2021, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At March 31, 2021, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $4.6 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. They should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At March 31, 2021, SILP’s investments incorporate unhedged exposure to changes in gold and silver prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at March 31, 2021. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$1.7	$(1.7)
Silver	0.4	(0.4)
Total	$2.1	$(2.1)

Foreign Currency Risk
Certain of our reinsurance contracts are denominated in foreign currencies whereby premiums are receivable and losses are payable in foreign currencies. Foreign currency exchange rate risk exists to the extent that our foreign currency reinsurance balances are more than (or less than) the corresponding foreign currency cash balances and there is an increase (or decrease) in the exchange rate of that foreign currency.

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts to mitigate against adverse foreign currency movements. At March 31, 2021, our exposure to GBP denominated net asset balance was £13.1 million. At March 31, 2021, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $1.8 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $1.8 million foreign exchange loss. Similarly, at March 31, 2021, our net exposure to Euro-denominated liability balances was €1.7 million. At March 31, 2021, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.2 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $0.2 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At March 31, 2021, some of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At March 31, 2021, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

Interest Rate Risk
Our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate swaps. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of a long fixed-income portfolio generally falls. Similarly, falling interest rates generally lead to increases in the fair value of fixed-income securities. Additionally, some of the derivative investments may also be sensitive to interest rates, and their value may indirectly fluctuate with changes in interest rates.

At March 31, 2021, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our notes receivable counterparties and monitor our exposure to them on a regular basis. We are also exposed to credit risk from our business partners and clients relating to balances receivable under our reinsurance contracts, including premiums receivable, losses recoverable, and commission adjustments recoverable. We obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate this credit risk. We monitor our net exposure to each counterparty relative to the financial strength of our counterparties and assess the collectibility of these balances on a regular basis. See Note 2 of the accompanying condensed consolidated financial statements for further details on allowance for credit loss on reinsurance assets and notes receivable.

In addition, the securities, commodities, and cash in SILP’s investment portfolio are held with several prime brokers and derivative counterparties, subjecting SILP, and indirectly us, to a significant concentration of credit risk. While we have no direct control over SILP, DME Advisors regularly monitors the concentration of credit risk with each counterparty and, if appropriate, transfers cash or securities between counterparties or requests collateral to diversify and mitigate this credit risk.

Political Risk

Through our assumed reinsurance contracts, we currently provide a limited amount of political risk insurance coverage. We do not expect this exposure to have a materially adverse impact on our underwriting results.

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of SILP and subject to our investment guidelines, trades securities listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations, or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. See “Item 1A. Risk Factors - We could face unanticipated losses from political instability which could have a material adverse effect on our financial condition and results of operations” included in our Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2020, as filed with the "Securities and Exchange Commission ("SEC") on March 10, 2021 (the “Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this report, there have been no other material changes to the risk factors as disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board has adopted a share and notes repurchase plan. On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021, and increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers.

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021 until June 30, 2022 authorizing the Company to purchase up to $25 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any of the Class A ordinary shares or Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases of Class A ordinary shares or Notes during the three months ended March 31, 2021.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

10.1
Second Amended and Restated Exempted Limited Partnership Agreement of Solasglas Investments, LP, between DME Advisors II, LLC, as General Partner, Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, Greenlight Capital Re, Ltd. and the initial limited partner, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 12, 2021).

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
May 5, 2021

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
May 5, 2021