Form 10-Q
period 2021-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2021-08-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	27,561,942
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of July 30, 2021

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

June 30, 2021 and December 31, 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2021	December 31, 2020
Assets
Investments
Investment in related party investment fund	$175,136	$166,735
Other investments	31,418	29,418
Total investments	206,554	196,153
Cash and cash equivalents	35,204	8,935
Restricted cash and cash equivalents	709,672	745,371
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $89)	392,154	330,232
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $47)	14,332	16,851
Deferred acquisition costs	60,780	51,014
Notes receivable	—	6,101
Other assets	3,838	2,993
Total assets	$1,422,534	$1,357,650
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$514,642	$494,179
Unearned premium reserves	244,597	201,089
Reinsurance balances payable	88,813	92,247
Funds withheld	5,092	4,475
Other liabilities	5,664	5,009
Convertible senior notes payable	96,900	95,794
Total liabilities	955,708	892,793
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 27,916,353 (2020: 28,260,075): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2020: 6,254,715))	3,417	3,452
Additional paid-in capital	483,365	488,488
Retained earnings (deficit)	(19,956)	(27,083)
Total shareholders' equity	466,826	464,857
Total liabilities and equity	$1,422,534	$1,357,650

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three and six months ended June 30, 2021 and 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenues
Gross premiums written	$141,579	$116,689	$311,514	$226,476
Gross premiums ceded	(1)	(132)	54	(810)
Net premiums written	141,578	116,557	311,568	225,666
Change in net unearned premium reserves	(9,099)	(8,143)	(43,693)	(6,231)
Net premiums earned	132,479	108,414	267,875	219,435
Income (loss) from investment in related party investment fund (net of related party expenses of $672 and $1,973 (three and six months ended June 30, 2020: $616 and $1,278, respectively))	(2,006)	1,609	2,018	(40,517)
Net investment income (loss)	4,046	3,934	18,696	10,771
Other income (expense), net	(3)	788	(3,653)	1,001
Total revenues	134,516	114,745	284,936	190,690
Expenses
Net loss and loss adjustment expenses incurred	86,957	89,194	184,678	164,891
Acquisition costs	37,631	17,903	71,012	49,642
General and administrative expenses	7,739	6,149	15,280	12,943
Interest expense	1,562	1,562	3,106	3,123
Total expenses	133,889	114,808	274,076	230,599
Income (loss) before income tax	627	(63)	10,860	(39,909)
Income tax (expense) benefit	1	—	(3,733)	(424)
Net income (loss)	$628	$(63)	$7,127	$(40,333)
Earnings (loss) per share
Basic	$0.02	$0.00	$0.21	$(1.12)
Diluted	$0.02	$0.00	$0.21	$(1.12)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	34,667,114	35,776,736	34,560,246	35,958,965
Diluted	34,821,248	35,776,736	34,699,291	35,958,965

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three and six months ended June 30, 2021 and 2020
(expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Ordinary share capital
Balance - beginning of period	$3,485	$3,743	$3,452	$3,699
Issue of Class A ordinary shares, net of forfeitures	5	—	38	44
Repurchase of Class A ordinary shares	(73)	(116)	(73)	(116)
Balance - end of period	3,417	3,627	3,417	3,627
Additional paid-in capital
Balance - beginning of period	489,218	504,375	488,488	503,547
Repurchase of Class A ordinary shares	(6,675)	(7,656)	(6,675)	(7,656)
Share-based compensation expense	822	840	1,552	1,668
Balance - end of period	483,365	497,559	483,365	497,559
Retained earnings (deficit)
Balance - beginning of period	(20,584)	(71,219)	(27,083)	(30,063)
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	—	—	(886)
Net income (loss)	628	(63)	7,127	(40,333)
Balance - end of period	(19,956)	(71,282)	(19,956)	(71,282)
Total shareholders' equity	$466,826	$429,904	$466,826	$429,904

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2021 and 2020
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2021	2020
Cash provided by (used in) operating activities
Net income (loss)	$7,127	$(40,333)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(2,018)	40,517
Loss (income) from investment accounted for under the equity method	—	(790)
Net change in unrealized gains and losses on investments and notes receivable	(5,224)	(19,106)
Net realized (gains) losses on investments and notes receivable	(14,210)	15,000
Foreign exchange (gains) losses on investments	(1)	276
Current expected credit losses recognized on notes receivable and reinsurance assets	—	250
Share-based compensation expense	1,590	1,712
Amortization and interest expense, net of change in accruals	1,106	1,123
Depreciation expense	16	14
Net change in
Reinsurance balances receivable	(61,922)	(20,868)
Loss and loss adjustment expenses recoverable	2,519	7,259
Deferred acquisition costs	(9,766)	438
Unearned premiums ceded	—	736
Other assets, excluding depreciation	(861)	629
Loss and loss adjustment expense reserves	20,463	(2,933)
Unearned premium reserves	43,508	5,918
Reinsurance balances payable	(3,434)	(28,448)
Funds withheld	617	(314)
Other liabilities	655	(3,804)
Net cash provided by (used in) operating activities	(19,835)	(42,724)
Investing activities
Proceeds from redemptions from related party investment fund	42,221	58,120
Contributions to related party investment fund	(48,604)	(36,239)
Purchases of investments	(3,320)	(919)
Sales of investments	20,755	—
Net change in notes receivable	6,101	360
Net cash provided by (used in) investing activities	17,153	21,322
Financing activities
Repurchase of Class A ordinary shares	(6,748)	(7,772)
Net cash provided by (used in) financing activities	(6,748)	(7,772)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,430)	(29,296)
Cash, cash equivalents and restricted cash at beginning of the period	754,306	767,906
Cash, cash equivalents and restricted cash at end of the period	$744,876	$738,610
Supplementary information
Interest paid in cash	$2,000	$2,000
Income tax paid in cash	3,700	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2021

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

Significant estimates used in the preparation of the Company’s condensed consolidated financial statements, including those associated with premiums and the estimations of loss and loss adjustment expense reserves, including losses arising from the novel coronavirus (the “COVID-19 pandemic”), may be subject to significant adjustments in future periods (see Note 5 for the significant assumptions which served as the basis for the Company's estimates of reserves for the COVID-19 pandemic). All significant intercompany accounts and transactions have been eliminated.

The results for the six months ended June 30, 2021, are not necessarily indicative of the results expected for the full calendar year.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 12). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
	($ in thousands)
Cash and cash equivalents	$35,204	$8,935
Restricted cash and cash equivalents	709,672	745,371
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$744,876	$754,306

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes amounts held by cedents. Such amounts held include premiums as well as Funds at Lloyd’s, which is held in trust at Lloyd's as security for members’ underwriting activities. At June 30, 2021, funds held by cedents were $184.1 million (December 31, 2020: $127.6 million).

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

At June 30, 2021, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million (December 31, 2020: $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on the consideration it has paid or received. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company records deposit assets and liabilities in its condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At June 30, 2021, deposit assets and deposit liabilities were $5.0 million and $19.5 million, respectively (December 31, 2020: $4.6 million and $31.0 million, respectively). For the three and six months ended June 30, 2021 and 2020, the interest income and (expense) on deposit accounted contracts were as follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Deposit interest income	$28	$645	$—	$1,252
Deposit interest expense	$—	$—	$(2,919)	$—
Deposit interest income/(expense), net	$28	$645	$(2,919)	$1,252

Derivative instruments

The Company recognizes derivative financial instruments in the condensed consolidated balance sheets at their fair values. It includes any realized gains and losses and changes in unrealized gains and losses in the caption “Net investment income (loss)” in the condensed consolidated statements of operations.

The Company’s derivatives do not qualify as hedges for financial reporting purposes. The Company records the associated assets and liabilities in its condensed consolidated balance sheets on a gross basis. The Company does not offset these balances against collateral pledged or received.

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

The table below presents the shares outstanding for the calculation of earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Weighted average shares outstanding - basic	34,667,114	35,776,736	34,560,246	35,958,965
Effect of dilutive employee and director share-based awards	154,134	—	139,045	—
Weighted average shares outstanding - diluted	34,821,248	35,776,736	34,699,291	35,958,965
Anti-dilutive stock options outstanding	835,627	875,627	835,627	875,627
Participating securities excluded from calculation of loss per share	—	1,259,173	—	1,259,173

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

The Company records a valuation allowance to the extent that the Company considers it more likely than not that all or a portion of the deferred tax asset will not be realized in the future. Other than this valuation allowance, the Company has not taken any income tax positions subject to significant uncertainty that are reasonably likely to have a material impact on the Company.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The amendments remove the separation models in Subtopic 470-20 for certain contracts. As a result, entities will no longer present embedded conversion features separately in equity; rather, the convertible debt instrument will be accounted for as a single liability measured at its amortized cost. ASU 2020-06 also addresses the computation of earnings per share for convertible debt instruments, requiring the application of the if-converted method when calculating diluted earnings per share. The Company intends to adopt ASU 2020-06 during the first quarter of 2022, using the “modified retrospective” transition method.

The Company expects that its adoption of ASU 2020-06 will impact the accounting for its senior convertible notes (see Note 7) and will lead to a decrease in its total shareholders’ equity of approximately $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes. The Company expects that in the periods in which the Company reports a net income, the number of shares outstanding for the diluted earnings per share calculation will be approximately 5.8 million higher under the if-converted method. The Company does not expect the adoption of ASU 2020-06 to have a material impact on net income, cash flows, or any other balances.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (as amended by the letter agreement dated as of August 5, 2020, (the “Previous SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together the “GLRE Limited Partners”), and the initial limited partner (each, a “Partner”). On September 1, 2018, SILP also entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”) pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

On January 7, 2021, the Company and DME II entered into the Second Amended and Restated Exempted Limited Partnership Agreement, effective as of January 1, 2021 (the “SILP LPA”). The SILP LPA amends, restates, supersedes, and incorporates all material terms of the Previous SILP LPA, as amended as of February 26, 2019, and the letter agreements dated June 18, 2019, December 27, 2019, and August 5, 2020 (collectively, the “Amendments”). The SILP LPA agreement also amended the definition of “Additional Investment Ratio” and amended each of the defined terms “Greenlight Re Surplus” and the “GRIL Surplus” so as to clarify that each of the respectively referenced “financial statements” are “U.S. GAAP financial statements.” In addition, the SILP LPA included the following: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit”. The SILP LPA also amended the investment guidelines to reflect the amended investment guidelines adopted by the Company’s Board of Directors effective as of January 1, 2021.

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

Consequently, the Company has concluded that DME II’s interests, not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company’s investment in SILP is presented in the Company’s condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At June 30, 2021, the net asset value of the GLRE Limited Partners’ investment in SILP was $175.1 million (December 31, 2020: $166.7 million), representing 76.8% (December 31, 2020: 75.7%) of SILP’s total net assets. DME II held the remaining 23.2% (December 31, 2020: 24.3%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At June 30, 2021, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and six months ended June 30, 2021, was $(2.0) million and $2.0 million, respectively, (three and six months ended June 30, 2020: $1.6 million and $(40.5) million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	June 30, 2021	December 31, 2020
	($ in thousands)
Assets
Investments, at fair value	$260,235	$272,398
Derivative contracts, at fair value	8,895	1,450
Due from brokers	54,190	92,053
Cash and cash equivalents	4,494	—
Interest and dividends receivable	19	59
Total assets	327,833	365,960

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(91,071)	(131,902)
Derivative contracts, at fair value	(4,947)	(4,156)
Due to brokers	(3,111)	(9,179)
Interest and dividends payable	(443)	(429)
Other liabilities	(97)	(175)
Total liabilities	(99,669)	(145,841)

Net Assets	$228,164	$220,119

GLRE Limited Partners’ share of Net Assets	$175,136	$166,735

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$159	$287	$363	$1,034
Interest income	570	17	719	226
Total Investment income	729	304	1,082	1,260

Expenses
Management fee	(895)	(616)	(1,749)	(1,278)
Interest	(427)	(325)	(669)	(342)
Dividends	(301)	(254)	(546)	(399)
Professional fees and other	(337)	(124)	(559)	(332)
Total expenses	(1,960)	(1,319)	(3,523)	(2,351)
Net investment income (loss)	(1,231)	(1,015)	(2,441)	(1,091)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(6,332)	(31,607)	(13,398)	(43,560)
Net change in unrealized appreciation (depreciation)	4,789	34,772	17,580	(5,021)
Net gain (loss) on investment transactions	(1,543)	3,165	4,182	(48,581)

Net income (loss)	$(2,774)	$2,150	$1,741	$(49,672)

GLRE Limited Partners’ share of net income (loss) (1)	$(2,006)	$1,609	$2,018	$(40,517)

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)
Management fees	$895	$616	$1,749	$1,278
Performance allocation	$(223)	$—	$224	$—
Total	$672	$616	$1,973	$1,278

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

At June 30, 2021, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$15,735	$16,383	$(1,800)	$30,318
Derivative financial instruments (not designated as hedging instruments)	—	1,100	—	1,100
Total other investments	$15,735	$17,483	$(1,800)	$31,418

At December 31, 2020, the following securities were included in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$12,414	$10,679	$(1,300)	$21,793
Derivative financial instruments (not designated as hedging instruments)	—	1,080	—	1,080
Other investments	12,414	11,759	(1,300)	22,873
Investment accounted for under the equity method				6,545
Total other investments				$29,418

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At June 30, 2021, the carrying value of private investments and unlisted equities was $30.3 million (December 31, 2020: $21.8 million). It incorporated upward adjustments of $4.0 million and $5.2 million during the three and six months ended June 30, 2021, respectively (three and six months ended June 30, 2020: $3.3 million and $4.1 million, respectively), excluding any unrealized gains or losses related to changes in foreign currency exchange rates. The net upward adjustments since the acquisition of these private investments were $14.5 million and $9.3 million as of June 30, 2021, and December 31, 2020, respectively.

At December 31, 2020, the investment accounted for under the equity method represented an investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. During the six months ended June 30, 2021, the Company sold its investment in AccuRisk and realized a gain (pre-tax) of $14.2 million.

Derivative instruments include warrants issued by certain entities granting the Company the right, but not the obligation, to purchase shares at a specified price on or before the maturity date. The Company has not designated warrants issued to it in connection with Innovations-related investments as hedging instruments. The Company’s maximum exposure to loss relating to these warrants is limited to the warrants’ carrying amount.

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

The Company values its derivative instruments using the Black-Scholes option pricing model on the basis of Level 3 inputs. The Company uses the carrying value of the underlying stock as an input in the option pricing model. The underlying stock does not have a readily determinable fair value. Its carrying value is determined based on its original cost minus impairment, if any, plus or minus changes resulting from observable price changes. The other assumptions applied to the option pricing model include a risk-free rate of 0.50% and estimated volatility of 50%. The carrying value of the derivative instruments represents the fair value.

For the derivative instruments valued on the basis of Level 3 inputs, any change in unrealized gains or losses is included in the caption “Net investment income (loss)” in the Company’s condensed consolidated statements of operations.

At June 30, 2021, and December 31, 2020, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient and is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At June 30, 2021, the loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, typhoons, floods, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

•estimates communicated by ceding companies;
•information received from clients, brokers, and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event-related losses;
•industry data;
•catastrophe scenario modeling software; and
•management’s judgment.

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
•reviews of industry insured loss estimates and market share analyses; and
•management’s judgment.

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

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of June 30, 2021, based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the six months ended June 30, 2021.

At June 30, 2021 and December 31, 2020, loss and loss adjustment expense reserves were composed of the following:

	June 30, 2021	December 31, 2020
	($ in thousands)
Case reserves	$186,395	$176,805
IBNR	328,247	317,374
Total	$514,642	$494,179

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the six months ended June 30, 2021 and 2020 is as follows:

Consolidated	2021	2020
	($ in thousands)
Gross balance at January 1	$494,179	$470,588
Less: Losses recoverable	(16,851)	(27,531)
Net balance at January 1	477,328	443,057
Incurred losses related to:
Current year	185,281	159,225
Prior years	(603)	5,666
Total incurred	184,678	164,891
Paid losses related to:
Current year	(47,262)	(35,874)
Prior years	(114,680)	(122,532)
Total paid	(161,942)	(158,406)
Foreign currency revaluation	246	(2,112)
Net balance at June 30	500,310	447,430
Add: Losses recoverable	14,332	20,225
Gross balance at June 30	$514,642	$467,655

For the six months ended June 30, 2021, the estimate of net losses incurred relating to prior accident years decreased by $0.6 million, due primarily to favorable development on catastrophe and a mortgage contract associated with the COVID-19 pandemic and certain health contracts. The decrease in prior accident years was partially offset by adverse loss development on certain casualty contracts written between 2014 and 2018. The favorable loss development on a mortgage contract was offset by an increase in profit commissions on the same contract.

For the six months ended June 30, 2020, the estimate of net losses incurred relating to prior accident years increased by $5.7 million, due primarily to certain general liability, health and multi-line contracts, partially offset by favorable loss development on professional liability contracts.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the six months ended June 30, 2021 and 2020 are as follows:

Health	2021	2020
	($ in thousands)
Gross balance at January 1	$17,485	$18,063
Less: Losses recoverable	—	—
Net balance at January 1	17,485	18,063
Incurred losses related to:
Current year	22,895	15,811
Prior years	(1,667)	1,972
Total incurred	21,228	17,783
Paid losses related to:
Current year	(11,941)	(7,063)
Prior years	(12,188)	(13,909)
Total paid	(24,129)	(20,972)
Foreign currency revaluation	—	—
Net balance at June 30	14,584	14,874
Add: Losses recoverable	—	—
Gross balance at June 30	$14,584	$14,874

6. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. Loss and loss adjustment expenses recoverable from retrocessionaires are recorded as assets.

For the three and six months ended June 30, 2021, the Company’s earned ceded premiums were $0.0 million and $0.1 million, respectively (2020: $0.5 million and $1.5 million). For the three and six months ended June 30, 2021, loss and loss adjustment expenses incurred of $87.0 million and $184.7 million, respectively (2020: $89.2 million and $164.9 million, respectively), reported on the condensed consolidated statements of operations are net of loss and loss expenses recovered of $(0.1) million and $(0.1) million, respectively (2020: $0.2 million and $3.7 million, respectively).

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2021, the Company’s loss reserves recoverable consisted of (i) $10.6 million (December 31, 2020: $12.6 million) from unrated retrocessionaires, of which $10.4 million (December 31, 2020: $11.9 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $3.7 million (December 31, 2020: $4.3 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2021, the Company had recorded an allowance for expected credit losses of $47.0 thousand (December 31, 2020: $47.0 thousand).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0% payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity.
If the holder redeems the Notes, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.

At June 30, 2021, the Company’s share price was lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. At June 30, 2021 and December 31, 2020, the unamortized debt discount was $3.4 million and $4.2 million, respectively. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.
The Company incurred issuance costs in connection with the issuance of the Notes. At June 30, 2021, the unamortized portion of these costs attributed to the debt component was $1.3 million (December 31, 2020: $1.6 million), which the Company expects to amortize through the maturity date. The Company netted the portion of these issuance costs attributed to the equity component against the gross proceeds allocated to equity, resulting in the Company including $7.9 million in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.

The carrying value of the Notes at June 30, 2021, including accrued interest of $0.7 million, was $96.9 million (December 31, 2020: $95.8 million). At June 30, 2021, the Company estimated the fair value of the Notes to be $97.0 million (December 31, 2020: $83.6 million) (see Note 4 Financial Instruments).
For the three and six months ended June 30, 2021, the Company recognized interest expense of $1.6 million and $3.1 million (2020: $1.6 million and $3.1 million) in connection with the interest coupon, amortization of issuance costs, and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes at June 30, 2021, and December 31, 2020.

8. SHARE CAPITAL

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At June 30, 2021, 3,056,065 (December 31, 2020: 3,474,888) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the Company’s stock incentive plan.

The Board has adopted a share repurchase plan. The timing of such repurchases and the actual number of shares repurchased will depend on various factors, including price, market conditions, and applicable regulatory and corporate requirements. On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021. It increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers. The Company repurchased 725,133 Class A ordinary shares during the six months ended June 30, 2021. The Company did not repurchase any Notes under the repurchase plan.

On May 4, 2021, the Board of Directors approved a new share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to purchase up to $25 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares or the Notes. The repurchase plans may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	Six months ended June 30		Six months ended June 30
	2021		2020
	Class A	Class B	Class A	Class B
Balance – beginning of period	28,260,075	6,254,715	30,739,395	6,254,715
Issue of ordinary shares, net of forfeitures	381,411	—	440,134	—
Repurchase of ordinary shares	(725,133)	—	(1,161,659)	—
Balance – end of period	27,916,353	6,254,715	30,017,870	6,254,715

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

Employee and Director Restricted Shares

For the six months ended June 30, 2021, the Company issued 334,312 (2020: 306,264) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment, and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the six months ended June 30, 2021, grantees forfeited 20,592 (2020: 18,701) restricted shares. For the six months ended June 30, 2021, the Company reversed $0.1 million of stock compensation expense (2020: $0.1 million) in relation to the forfeited restricted shares.

The Company recorded $1.2 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the six months ended June 30, 2021 (2020: $1.2 million). At June 30, 2021, there was $3.5 million (December 31, 2020: $1.9 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding any restricted shares with performance conditions the Company currently does not expect to meet), which the Company expects to recognize over a weighted-average period of 2.1 years (December 31, 2020: 1.5 years). For the six months ended June 30, 2021, the total fair value of restricted shares vested was $1.6 million (2020: $2.8 million).

For the six months ended June 30, 2021, the Company also issued to non-employee directors an aggregate of 46,980 (2020: 0) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2021:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2020	697,549	$9.38
Granted	381,292	9.15
Vested	(139,482)	11.53
Forfeited	(20,592)	8.35
Balance at June 30, 2021	918,767	$8.98

Employee and Director Stock Options

For the six months ended June 30, 2021, no Class A ordinary share purchase options were granted or exercised by directors or employees, and no stock options expired or vested. When stock options are granted, the Company reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the six months ended June 30, 2021, was $0.2 million (2020: $0.4 million). At June 30, 2021, the total compensation cost related to non-vested options not yet recognized was $0.4 million (December 31, 2020: $0.7 million), which will be recognized over a weighted-average period of 1.6 years (December 31, 2020: 1.8 years) assuming the grantee completes the service period for vesting of the options.

At June 30, 2021 and December 31, 2020, 0.8 million stock options were outstanding, with a weighted average exercise price of $22.22 per share and a weighted average grant date fair value of $10.25 per share. The weighted-average remaining contractual term of the stock options was 4.6 years and 5.1 years, at June 30, 2021, and December 31, 2020, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the six months ended June 30, 2021, the Company issued 58,123 (2020: 60,622) RSUs to employees pursuant to the Company’s stock incentive plan. For the six months ended June 30, 2021 and 2020, no RSUs were forfeited.

The Company recorded $0.2 million of share-based compensation expense relating to RSUs for the six months ended June 30, 2021 (2020: $0.2 million).

Employee RSU activity during the six months ended June 30, 2021, was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2020	116,722	$9.60
Granted	58,123	9.18
Vested	(20,711)	15.90
Balance at June 30, 2021	154,134	$8.59

For the six months ended June 30, 2021 and 2020, the combined stock compensation expense (net of forfeitures) included in the caption “General and administrative expenses” in the Company’s statements of operations was $1.6 million and $1.7 million, respectively.

Performance Restricted Shares

Prior to 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. These restricted shares cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. The weighted average grant date fair value of these restricted shares subject to performance conditions was $6.72 per share. At June 30, 2021, 193,149 unvested performance restricted shares were outstanding (December 31, 2020: 193,149). As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the six months ended June 30, 2021 and 2020.

10. TAXATION

At June 30, 2021, the Company recorded a gross deferred tax asset of $3.7 million (2020: $3.5 million) and a deferred tax asset valuation allowance of $3.2 million (2020: $3.0 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s condensed consolidated balance sheets. The Company has determined that it is more likely than not that it will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Current tax (expense) benefit	$171	$134	$(3,563)	$305
Deferred tax (expense) benefit	(184)	—	—	—
Increase in deferred tax valuation allowance	14	(134)	(170)	(729)
Income tax (expense) benefit	$1	$—	$(3,733)	$(424)

For the six months ended June 30, 2021, the income tax expense of $3.7 million resulted from Verdant’s gain on the sale of its AccuRisk investment.

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

For a detailed breakdown of management fees and performance compensation for the three and six months ended June 30, 2021 and 2020, refer to Note 3 of the condensed consolidated financial statements.

Pursuant to the SILP LPA and the IAA, the Company has agreed to indemnify DME, DME II, and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II, and DME Advisors for reasonable costs and expenses of investigating and defending such claims provided such claims were not caused due to gross negligence, breach of contract, or misrepresentation by DME, DME II, or DME Advisors. The Company incurred no indemnification amounts during the periods presented.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly traded company. At June 30, 2021, SILP, along with certain affiliates of DME Advisors, collectively owned 34.4% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2021, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2022	120 days before the termination date

At June 30, 2021, an aggregate amount of $138.9 million (December 31, 2020: $135.3 million) in letters of credit were issued under the credit facility. At June 30, 2021, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $142.4 million (December 31, 2020: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at June 30, 2021 and December 31, 2020.

The Company has also established regulatory trust arrangements for certain cedents. At June 30, 2021, collateral of $567.3 million (December 31, 2020: $607.8 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re has entered into a new lease agreement for office space in the Cayman Islands commencing July 1, 2021. The lease expires on June 30, 2026, unless Greenlight Re exercises its right to renew the lease for another five-year period. The annual lease obligation ranges from $0.5 million to $0.6 million.

Greenlight Re’s previous lease arrangement qualified as a short-term lease for the three and six months ended June 30, 2021.. The short-term lease expense for the three and six months ended June 30, 2021, was $0.1 million and $0.3 million, respectively (three and six months ended June 30, 2020: $0.1 million and $0.3 million, respectively).
Schedule of Commitments and Contingencies
The following is a schedule of future minimum payments required under the above commitments:

	2021	2022	2023	2024	2025	Thereafter	Total
	($ in thousands)
Operating lease obligations	$257	$522	$537	$553	$570	$289	$2,728
Interest and convertible note payable	$2,000	$4,000	$104,000	—	—	—	110,000
	$2,257	$4,522	$104,537	$553	$570	$289	$112,728

Litigation

From time to time, in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation. The outcomes of these procedures determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the Company cannot predict the outcome of legal disputes with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition, or operating results.

13. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates (totals may not sum due to rounding):

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property
Commercial	$4,154	2.9%	$3,065	2.6%	$6,302	2.0%	$6,030	2.7%
Motor	8,725	6.2	6,812	5.9	18,434	5.9	15,045	6.6
Personal	3,629	2.6	3,674	3.1	6,687	2.1	6,635	2.9
Total Property	16,508	11.7	13,551	11.6	31,423	10.1	27,710	12.2

Casualty
General Liability	1,678	1.2	528	0.5	3,373	1.1	696	0.3
Motor Liability	35,408	25.0	25,655	22.0	76,972	24.7	55,050	24.3
Professional Liability (1)	(3)	—	33	—	148	—	123	0.1
Workers' Compensation	15,971	11.3	28,605	24.5	38,120	12.2	38,929	17.2
Multi-line	49,580	35.0	19,973	17.1	97,695	31.4	41,559	18.4
Total Casualty	102,634	72.5	74,794	64.1	216,308	69.4	136,357	60.3

Other
Accident & Health	7,588	5.4	10,228	8.8	22,252	7.1	28,104	12.4
Financial	8,884	6.3	3,725	3.2	22,214	7.1	13,887	6.1
Marine	1,420	1.0	266	0.2	5,950	1.9	622	0.3
Other Specialty	4,545	3.2	14,125	12.1	13,367	4.3	19,796	8.7
Total Other	22,437	15.8	28,344	24.3	63,783	20.5	62,409	27.5
	$141,579	100.0%	$116,689	100.0%	$311,514	100.0%	$226,476	100.0%
(1) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts, or premium returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$86,908	61.4%	$94,663	81.1%	$191,762	61.6%	$180,713	79.8%
Worldwide (1)	51,863	36.6	20,616	17.7	114,854	36.9	43,412	19.2
Europe	384	0.3	—	—	1,304	0.4	—	—
Asia	2,424	1.7	1,410	1.2	3,594	1.2	2,351	1.0
	$141,579	100.0%	$116,689	100.0%	$311,514	100.0%	$226,476	100.0%
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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2021 and 2020 and financial condition at June 30, 2021 and December 31, 2020. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the dates they were made.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a negative outlook.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 10, 2021, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2020, describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, investments, loss and loss adjustment expense reserves, bonus accruals, and share-based payments.

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

Outlook and Trends

In the first half of 2021 we saw improved rates in most of the classes of business we wrote which enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversification across the classes of business we write and a lower concentration risk to individual counterparties than at any time in our history.

We wrote significantly more premium in the first half of 2021 than we did in the comparable 2020 period. The largest area of growth was in support of various Lloyd’s syndicates, an institution that we believe is ideally situated to respond to the insurance market dislocation. Improved market conditions also drove our expanded participation in marine and other specialty classes. Our exposure to motor business increased during the past several quarters, as we saw an opportunity to benefit from relatively favorable claim frequency. However, as more workers in the U.S. return to pre-pandemic commuting routines, we are expecting claim frequency to increase. We believe that the increase in claims frequency, combined with increased interest from other reinsurers, will cause motor business to become less profitable. As a result, we have taken steps to reduce our motor exposure over the next six to twelve months.

We believe the workers’ compensation class will likely experience a similar post-pandemic increase in claim frequency, despite the underlying premium rates trending flat to slightly down. We still see areas of opportunity but our overall exposure to the class is likely to reduce in future quarters.

During the first half of 2021, we reduced the amount of “pure catastrophe” business we wrote. Although catastrophe premium rates did increase as compared to the January 1, 2020, renewals, in our view these increases were not sufficient to compensate reinsurers for the risks associated with this business as compared to other classes. However, as this reduction has been offset by our increased incidental exposure from specialty classes of business, our overall exposure to catastrophe events has remained largely consistent with last year.

By reducing our property, motor, and workers’ compensation exposure we plan to free up capacity to support underwriting opportunities generated from our Innovations unit and the specialty class, which we believe will produce higher margins.

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

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents the basis and fully diluted book value per share for the recent periods:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$466,826	$472,119	$464,857	$426,867	$429,904
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	34,171,068	34,850,528	34,514,790	35,368,417	36,272,585
Add: In-the-money stock options and RSUs issued and outstanding	154,134	154,134	116,722	116,722	116,722
Denominator for fully diluted book value per share	34,325,202	35,004,662	34,631,512	35,485,139	36,389,307
Basic book value per share	$13.66	$13.55	$13.47	$12.07	$11.85
Increase (decrease) in basic book value per share ($)	$0.11	$0.08	$1.40	$0.22	$0.18
Increase (decrease) in basic book value per share (%)	0.8%	0.6%	11.6%	1.9%	1.5%

Fully diluted book value per share	$13.60	$13.49	$13.42	$12.03	$11.81
Increase (decrease) in fully diluted book value per share ($)	$0.11	$0.07	$1.39	$0.22	$0.18
Increase (decrease) in fully diluted book value per share (%)	0.8%	0.5%	11.6%	1.9%	1.5%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. At June 30, 2021, the number of unvested restricted shares with performance conditions was 193,149 (at March 31, 2021: 193,149, December 31, 2020: 193,149, September 30, 2020: 429,444, June 30, 2020: 501,989).

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

In calculating the adjusted combined ratio, we exclude underwriting income and losses attributable to (i) prior accident-year reserve development, (ii) catastrophe events, and (iii) other significant infrequent adjustments.
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
By their nature, catastrophe events and other significant infrequent adjustments are not representative of the type of loss activity that we would expect to occur in every period.
We believe an adjusted combined ratio that excludes the effects of these items aids in understanding the underlying trends and variability in our underwriting results that these items may obscure.
The following table reconciles the combined ratio to the adjusted combined ratio:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Combined ratio	96.5%	101.2%	99.0%	100.0%
Impact on combined ratio of selected items:
Prior-year development	2.7%	1.0%	1.3%	2.3%
Catastrophes (current year)	0.8%	—%	2.1%	—%
Other adjustments	—%	5.5%	1.1%	2.7%
Adjusted combined ratio	93.0%	94.7%	94.5%	95.0%

•For the three and six months ended June 30, 2021, the caption “Prior-year development” includes development on losses relating to the COVID-19 pandemic.
•The caption “Catastrophes (current year)” includes events that occur during a given period, as well as current-period development on catastrophe events occurring earlier in the fiscal year.
•The caption “Other adjustments” represents, for the six months ended June 30, 2021, interest income and expense on deposit-accounted contracts due to changes in the associated estimated ultimate cash flows and, for the three and six months ended June 30, 2020, losses relating to the COVID-19 pandemic.

Net Underwriting Income (Loss)

One way that we evaluate the Company’s underwriting performance is through the measurement of net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management to evaluate the fundamentals underlying the Company’s underwriting operations. We believe that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze our performance in a manner similar to how management analyzes performance. Management also believes that this measure follows industry practice and allows the users of financial information to compare the Company’s performance with those of our industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income (expense) relating to reinsurance and deposit-accounted contracts, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss and foreign exchange gains or losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate expenses because these expenses are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)
Income (loss) before income tax	$627	$(63)	$10,860	$(39,909)
Add (subtract):
Total investment (income) loss	(2,040)	(5,543)	(20,714)	29,746
Other non-underwriting (income) expense	31	(143)	734	251
Corporate expenses	4,382	2,881	8,586	6,739
Interest expense	1,562	1,562	3,106	3,123
Net underwriting income (loss)	$4,562	$(1,306)	$2,572	$(50)

Results of Operations

The table below summarizes our operating results for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$141,579	$116,689	$311,514	$226,476
Gross premiums ceded	(1)	(132)	54	(810)
Net premiums written	141,578	116,557	311,568	225,666
Change in net unearned premium reserves	(9,099)	(8,143)	(43,693)	(6,231)
Net premiums earned	$132,479	$108,414	$267,875	$219,435
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$87,420	$87,700	$185,281	$159,225
Prior year *	(463)	1,494	(603)	5,666
Net loss and loss adjustment expenses incurred	86,957	89,194	184,678	164,891
Acquisition costs	37,631	17,903	71,012	49,642
Underwriting expenses	3,357	3,268	6,694	6,204
Deposit accounting and other reinsurance expense (income)	(28)	(645)	2,919	(1,252)
Net underwriting income (loss)	$4,562	$(1,306)	$2,572	$(50)

Income (loss) from investment in related party investment fund	$(2,006)	$1,609	$2,018	$(40,517)
Net investment income (loss)	4,046	3,934	18,696	10,771
Total investment income (loss)	$2,040	$5,543	$20,714	$(29,746)

Net income (loss)	628	(63)	7,127	(40,333)

Loss ratio - current year	66.0%	80.9%	69.2%	72.5%
Loss ratio - prior year	(0.4)%	1.4%	(0.3)%	2.6%
Loss ratio	65.6%	82.3%	68.9%	75.1%
Acquisition cost ratio	28.4%	16.5%	26.5%	22.6%
Composite ratio	94.0%	98.8%	95.4%	97.7%
Underwriting expense ratio	2.5%	2.4%	3.6%	2.3%
Combined ratio	96.5%	101.2%	99.0%	100.0%

* The net financial impact associated with changes in the estimate of losses incurred in prior years, which incorporates earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, was a loss of $3.6 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and a loss of $3.4 million and $5.0 million, for the six months ended June 30, 2021 and 2020, respectively.

Three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the fully diluted book value per share increased by $0.11 per share, or 0.8%, to $13.60 per share from $13.49 per share at March 31, 2021. For the three months ended June 30, 2021, the basic book value per share increased by $0.11 per share, or 0.8%, to $13.66 per share from $13.55 per share at March 31, 2021.

For the three months ended June 30, 2021, net income was $0.6 million, compared to a net loss of $0.1 million reported for the equivalent 2020 period.

The developments that most significantly affected our financial performance during the three months ended June 30, 2021, compared to the equivalent 2020 period, are summarized below:

•Underwriting: The underwriting income for the three months ended June 30, 2021 was $4.6 million. By comparison, the equivalent period in 2020 reported an underwriting loss of $1.3 million. The increase in underwriting income was due primarily to the comparative period being impacted by COVID-19 pandemic losses.
Our overall combined ratio was 96.5% for the three months ended June 30, 2021, compared to 101.2% during the equivalent 2020 period. The net impact of changes in the estimate of losses incurred in prior years contributed 2.7% to the combined ratio for three months ended June 30, 2021.

•Investments: Our total investment income for the three months ended June 30, 2021 was $2.0 million compared to total investment income of $5.5 million reported for the same period in 2020. The decrease was due primarily to lower investment return on our investment in SILP during the three months ended June 30, 2021, compared to the same period in 2020.

Six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, fully diluted book value per share increased by $0.18 per share, or 1.3%, to $13.60 per share from $13.42 per share at December 31, 2020. For the six months ended June 30, 2021, basic book value per share increased by $0.19 per share, or 1.4%, to $13.66 per share from $13.47 per share at December 31, 2020.

For the six months ended June 30, 2021, net income was $7.1 million, compared to a net loss of $40.3 million reported for the equivalent 2020 period.

The developments that most significantly affected our financial performance during the six months ended June 30, 2021, compared to the equivalent 2020 period, are summarized below:

•Underwriting: The underwriting income for the six months ended June 30, 2021 was $2.6 million. By comparison, the underwriting loss for the same period in 2020 was $0.1 million. The higher underwriting income was due primarily to the comparative period being impacted by COVID-19 pandemic losses. The higher underwriting income was partially offset by (i) losses from the winter storm Uri during the first quarter of 2021, (ii) losses associated with deposit-accounted contracts and (iii) the net financial impact of prior-year loss development.

Our overall combined ratio was 99.0% for the six months ended June 30, 2021, compared to 100.0% for the same period in 2020. The winter storm Uri contributed 2.1% to the combined ratio for the six months ended June 30, 2021.

•Investments: Our total investment income for the six months ended June 30, 2021, was $20.7 million compared to our total investment loss of $29.7 million incurred during the equivalent 2020 period. The investment income for the six months ended June 30, 2021 was due primarily to a gain realized on the sale of our investment in AccuRisk. Additionally, our investment in SILP reported a gain of $2.0 million for the six months ended June 30, 2021, compared to a loss of $40.5 million during the equivalent 2020 period.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$16,508	11.7%	$13,551	11.6%	$31,423	10.1%	$27,710	12.2%
Casualty	102,634	72.5	74,794	64.1	216,308	69.4	136,357	60.2
Other	22,437	15.8	28,344	24.3	63,783	20.5	62,409	27.6
Total	$141,579	100.0%	$116,689	100.0%	$311,514	100.0%	$226,476	100.0%

As a result of our underwriting philosophy, the total premiums we write, as well as the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities that we identify.

For the three months ended June 30, 2021, our gross premiums written increased by $24.9 million, or 21.3%, compared to the equivalent 2020 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended June 30, 2021
Increase (decrease) ($ in millions)	% change	Explanation
Property	$3.0	21.8%	The increase in property gross premiums written during the three months ended June 30, 2021 over the comparable 2020 period was partially related to new commercial property contracts, and partially to motor contracts. Effective July 1, 2021, we did not renew a quota share motor contract and decreased our share on another motor contract. As part of our strategy to diversify premiums between classes of business, we expect our motor premiums to decrease in future periods.

Casualty	$27.8	37.2%	The increase in casualty gross premiums written during the three months ended June 30, 2021 over the comparable 2020 period was due primarily to an increase in Lloyd’s syndicate multi-line quota share contracts written during 2021. To a lesser extent, the increase in casualty gross premiums written related to higher motor premiums. The increase in casualty premiums was partially offset by workers’ compensation business.

Other	$(5.9)	(20.8)%	The decrease in “other” gross premiums written during the three months ended June 30, 2021 over the comparable 2020 period was primarily related to certain crop contracts not renewed during 2021. To a lesser extent the decrease in other premiums related to health contracts. The decrease in other gross premiums written was partially offset by an increase in premiums relating to financial lines.

For the six months ended June 30, 2021, our gross premiums written increased by $85.0 million, or 37.5%, compared to the equivalent 2020 period. The primary drivers of this change are as follows:

Gross Premiums Written
Six months ended June 30, 2021
Increase (decrease) ($ in millions)	% change	Explanation
Property	$3.7	13.4%	The increase in property gross premiums written during the first half of 2021 over the comparable 2020 period was primarily related to motor contracts where underlying business written was higher in the first half of 2021 compared to the same period in 2020. Effective July 1, 2021, we did not renew a quota share motor contract and decreased our share on another motor contract. As part of our strategy to diversify premiums between classes of business, we expect our motor premiums to decrease in future periods.

Casualty	$80.0	58.6%	The increase in casualty gross premiums written during the first half of 2021 over the comparable 2020 period was due primarily to an increase in Lloyd’s syndicate multi-line quota share contracts written during 2021. To a lesser extent, we also experienced an increase in motor and general liability business. For the reasons explained above, we expect our motor premiums to decrease in future periods.

Other	$1.4	2.2%	The increase in “other” gross premiums written during the first half of 2021 over the comparable 2020 period was primarily attributable to new contracts relating to financial lines, marine, energy, and other specialty lines. The hardening market enabled us to selectively expand our specialty book while taking advantage of improved rates. A decrease in health and crop premiums partially offset the increase as we lowered our participation in these lines in 2021.

Premiums Ceded

For the three and six months ended June 30, 2021, premiums ceded were $0.0 million and (0.1) million, respectively, compared to $0.1 million and $0.8 million for the three and six months ended June 30, 2020, respectively. The negative premiums ceded for the six months ended June 30, 2021, resulted primarily from premium adjustments on contracts retroceded in prior periods. We have not entered into any retrocession contracts during 2021. In general, we use retrocessional coverage to manage our net portfolio exposure, to leverage areas of expertise and to improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$16,506	11.7%	$13,641	11.7%	$31,462	10.1%	$27,620	12.2%
Casualty	102,634	72.5	74,571	64.0	216,339	69.4	135,807	60.2
Other	22,438	15.8	28,345	24.3	63,767	20.5	62,239	27.6
Total	$141,578	100.0%	$116,557	100.0%	$311,568	100.0%	$225,666	100.0%

For the three and six months ended June 30, 2021, net premiums written increased by $25.0 million, or 21.5%, and $85.9 million, or 38.1%, respectively, compared to the three and six months ended June 30, 2020. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$14,761	11.1%	$14,257	13.2%	$28,916	10.8%	$29,066	13.2%
Casualty	85,690	64.7	69,199	63.8	172,781	64.5	134,472	61.3
Other	32,028	24.2	24,958	23.0	66,178	24.7	55,897	25.5
Total	$132,479	100.0%	$108,414	100.0%	$267,875	100.0%	$219,435	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$7,261	8.4%	$10,323	11.6%	$18,646	10.1%	$19,795	12.0%
Casualty	65,333	75.1	48,795	54.7	129,485	70.1	96,229	58.4
Other	14,363	16.5	30,076	33.7	36,547	19.8	48,867	29.6
Total	$86,957	100.0%	$89,194	100.0%	$184,678	100.0%	$164,891	100.0%

The below table summarizes the loss ratios for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30			Six months ended June 30
	2021	2020	Increase / (decrease) in loss ratio points	2021	2020	Increase / (decrease) in loss ratio points
Property	49.2%	72.4%	(23.2)	64.5%	68.1%	(3.6)
Casualty	76.2%	70.5%	5.7	74.9%	71.6%	3.3
Other	44.8%	120.5%	(75.7)	55.2%	87.4%	(32.2)
Total	65.6%	82.3%	(16.7)	68.9%	75.1%	(6.2)

The changes in net losses incurred for the three months ended June 30, 2021 as compared to the equivalent 2020 period were attributable to the following:

Net Losses Incurred
Three months ended June 30, 2021
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(3.1)	(23.2)
The decrease in property losses incurred during the three months ended June 30, 2021, over the comparable 2020 period, was due primarily to:

•favorable development on prior catastrophe events; and
•the comparable period included COVID-19 pandemic related business interruption claims.

The decrease in property losses was partially offset by an increase in the motor line which, in the comparable 2020 period, had benefited from a lower level of losses during the shelter-in-place orders in the U.S.

During the three months ended June 30, 2021, the property loss ratio decreased 23.2 percentage points for reasons consistent with those driving the decrease in losses incurred noted above.

Casualty	$16.5	5.7
The increase in losses incurred during the three months ended June 30, 2021, over the comparable 2020 period was due primarily to:

•an increase in the volume of motor, workers’ compensation and Lloyd’s business;
•favorable loss development recorded in the comparable 2020 period on professional liability contracts; and
•a lower level of motor losses reported in the comparable 2020 period due to the shelter-in-place orders in the U.S.

The casualty loss ratio increased 5.7 percentage points during the three months ended June 30, 2021 over the comparable 2020 period for reasons consistent with those driving the increase in losses incurred noted above.

Other	$(15.7)	(75.7)
The decrease in “other” losses incurred during the three months ended June 30, 2021 over the equivalent 2020 period was due primarily to:

•favorable loss development on a mortgage contract relating to the COVID-19 pandemic, and
•the prior period included loss estimates relating to COVID-19 pandemic.

The above factors contributed to the other loss ratio decreasing 75.7 percentage points during the three months ended June 30, 2021 over the comparable 2020 period.

The changes in net losses incurred and loss ratios during the six months ended June 30, 2021 were attributable to the following:

Net Losses Incurred
Six months ended June 30, 2021
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(1.1)	(3.6)
The decrease in property losses incurred during the first half of 2021, over the comparable 2020 period, was due primarily to favorable development on prior catastrophe events. The decrease was partially offset by losses relating to the winter storm Uri and an increase in motor losses which, in the comparable 2020 period, had benefited from a lower level of losses during the shelter-in-place order in the U.S.

During the first half of 2021, the property loss ratio decreased 3.6 percentage points for reasons consistent with those driving the decrease in losses incurred noted above.

Casualty	$33.3	3.3
The increase in casualty losses incurred during the first half of 2021, over the comparable 2020 period, was due primarily to:

•losses from the winter storm Uri on certain multi-line contracts;
•an increase in the motor, workers’ compensation and Lloyd’s business; and
•a lower level of motor losses reported in the comparable 2020 period due to the shelter-in-place orders in the U.S.

During the first half of 2021, the casualty loss ratio increased 3.3 percentage point over the comparable 2020 period for reasons consistent with those driving the increase in losses incurred noted above.

Other	$(12.3)	(32.2)
The decrease in other losses incurred during the first half of 2021, over the comparable 2020 period, was due primarily to:

•favorable development on a mortgage contract relating to the COVID-19 pandemic losses; and
•the prior period included loss estimates relating to COVID-19 pandemic.

The decrease in losses incurred was partially offset by increases related primarily to:
•a satellite loss occurring during 2021; and
•increase in volume of specialty health, marine, energy, and other specialty business.

The primary drivers of the 32.2 percentage points were consistent with those driving the decrease in losses incurred noted above.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of our reserving techniques and prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$3,282	8.7%	$2,977	16.6%	$6,082	8.6%	$5,862	11.8%
Casualty	22,766	60.5	20,021	111.8	44,557	62.7	37,688	75.9
Other	11,583	30.8	(5,095)	(28.4)	20,373	28.7	6,092	12.3
Total	$37,631	100.0%	$17,903	100.0%	$71,012	100.0%	$49,642	100.0%

The acquisition cost ratios for the six months ended June 30, 2021 and 2020, were as follows:

	Three months ended June 30			Six months ended June 30
	2021	2020	Increase / (decrease)	2021	2020	Increase / (decrease)
Property	22.2%	20.9%	1.3%	21.0%	20.2%	0.8%
Casualty	26.6%	28.9%	(2.3)%	25.8%	28.0%	(2.2)%
Other	36.2%	(20.4)%	56.6%	30.8%	10.9%	19.9%
Total	28.4%	16.5%	11.9%	26.5%	22.6%	3.9%

The changes in the acquisition cost ratios for the three months ended June 30, 2021, compared to the same period in 2020, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended June 30, 2021
Increase / (decrease) in acquisition cost ratio points	Explanation
Property	1.3	The increase in the property acquisition cost ratio during the three months ended June 30, 2021 over the comparable 2020 period was due primarily to growth in certain quota share commercial property contracts with higher ceding commissions than our other property contracts.

Casualty	(2.3)	The decrease in the casualty acquisition cost ratio during the three months ended June 30, 2021 over the comparable 2020 period was due primarily to favorable ceding commission adjustments on workers’ compensation contracts that experienced adverse loss development during the first quarter of 2021.

Other	56.6	The increase in the “other” acquisition cost ratio during the three months ended June 30, 2021 over the comparable 2020 period was due to profit commissions on a mortgage contract, offsetting most of the corresponding decrease in loss reserves relating to the COVID-19 pandemic.

The changes in the acquisition cost ratios during the six months ended June 30, 2021, compared to the equivalent period in 2020, were attributable to the following:

Change in Acquisition Cost Ratios
Six months ended June 30, 2021
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.8	There was no significant change in the property acquisition cost ratio during the first half of 2021 over the comparable 2020 period.
Casualty	(2.2)	The casualty acquisition cost ratio decreased during the first half of 2021 over the comparable 2020 period. The decrease related to favorable ceding commission adjustments on workers’ compensation contracts that experienced adverse loss development during the first quarter of 2021.

Other	19.9	The increase in the “other” acquisition cost ratio during the first half of 2021, over the comparable 2020 period was due to profit commissions that were previously reversed during 2020 as a result of COVID-19 losses.

The increase was partially offset by shift in the mix of business towards non-proportional specialty business during the first half of 2021. This business incorporates relatively lower commission rates as compared to proportional health and financial lines business.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended June 30				Three months ended June 30
	2021				2020
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	49.2%	76.2%	44.8%	65.6%	72.4%	70.5%	120.5%	82.3%
Acquisition cost ratio	22.2	26.6	36.2	28.4	20.9	28.9	(20.4)	16.5
Composite ratio	71.4%	102.8%	81.0%	94.0%	93.3%	99.4%	100.1%	98.8%
Underwriting expense ratio				2.5				2.4
Combined ratio				96.5%				101.2%

	Six months ended June 30				Six months ended June 30
	2021				2020
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	64.5%	74.9%	55.2%	68.9%	68.1%	71.6%	87.4%	75.1%
Acquisition cost ratio	21.0	25.8	30.8	26.5	20.2	28.0	10.9	22.6
Composite ratio	85.5%	100.7%	86.0%	95.4%	88.3%	99.6%	98.3%	97.7%
Underwriting expense ratio				3.6				2.3
Combined ratio				99.0%				100.0%

The increase in underwriting expense ratio for the six months ended June 30, 2021, compared to the equivalent 2020 period, was primarily due to interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows. Overall, our underwriting related general and administrative expenses have remained steady for the three and six months ended June 30, 2021 and 2020.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Underwriting expenses	$3,357	$3,268	$6,694	$6,204
Corporate expenses	4,382	2,881	8,586	6,739
General and administrative expenses	$7,739	$6,149	$15,280	$12,943

For the three months ended June 30, 2021, general and administrative expenses increased by $1.6 million, or 25.9%, compared to the equivalent 2020 period. The increase was due primarily to higher expenses relating to (i) our Innovations unit, (ii) directors’ and officers’ insurance premiums and (iii) information systems and technology, compared to the same period in 2020.

For the six months ended June 30, 2021, general and administrative expenses increased by $2.3 million, or 18.1%, compared to the equivalent 2020 period. The increase was due primarily to higher expenses relating to (i) our Innovations unit, (ii) directors’ and officers’ insurance premiums, (iii) personnel costs, and (iv) information system and technology. The increase was partially offset by lower legal and other professional fees.

For the six months ended June 30, 2021, and 2020, general and administrative expenses included $1.6 million and $1.7 million, respectively, of expenses related to stock compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	($ in thousands)
Realized gains (losses)	$—	$—	$14,210	$(15,000)
Change in unrealized gains and losses	3,995	3,329	5,223	18,844
Investment related foreign exchange gains (losses)	20	165	1	(154)
Interest and dividend income, net of withholding taxes	33	568	146	6,330
Interest, dividend and other expenses	(2)	(30)	(884)	(38)
Income (loss) from equity method investment	—	(98)	—	789
Net investment related income (loss)	$4,046	$3,934	$18,696	$10,771
Income (loss) from investments in related party investment fund	$(2,006)	$1,609	$2,018	$(40,517)
Total investment income (loss)	$2,040	$5,543	$20,714	$(29,746)

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three and six months ended June 30, 2021 and 2020, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended June 30, 2021, investment income, net of fees and expenses, resulted in a loss of 0.9%, on the Investment Portfolio managed by DME Advisors, compared to a gain of 0.3% for the three months ended June 30, 2020. SILP’s long portfolio gained 4.2%, while the short portfolio and macro positions lost 2.3%, and 2.4%, respectively during the three months ended June 30, 2021. For the three months ended June 30, 2021, the significant contributors to SILP’s investment income were long positions in The Chemours Company (CC), and CONSOL Energy (CEIX), and short positions in a basket of U.S. home builders. The largest detractors were various short positions and a long position in Danimer Scientific (DNMR).

For the six months ended June 30, 2021, investment income, net of fees and expenses, resulted in a gain of 0.5% on the Investment Portfolio managed by DME Advisors, compared to a loss of 7.8% for the six months ended June 30, 2020. The long portfolio gained 16.0%, while the short portfolio and macro positions lost 9.1% and 5.3%, respectively, during the six months ended June 30, 2021. For the six months ended June 30, 2021, the largest contributors to SILP’s investment income were long positions in Brighthouse Financial (BHF), The Chemours Company (CC), and CONSOL Energy (CEIX). Various short positions were the largest detractors during the six months ended June 30, 2021.
For the three and six months ended June 30, 2021, the decrease in interest income compared to the equivalent period in 2020 resulted primarily from lower interest rates offered by financial institutions on the restricted cash and cash equivalents we have pledged as collateral to our clients.

During the six months ended June 30, 2021, we recorded a realized gain of $14.2 million (pre-tax) relating to the sale of our investment in AccuRisk. Additionally, during the three and six months ended June 30, 2021, we recorded a net unrealized gain of $4.0 million and $5.2 million, respectively, on our portfolio of Innovations related investments. During the equivalent period in 2020, we wrote off a valuation allowance previously recorded on certain notes receivable. The write-off represented a realized loss, which was fully offset by a reduction in unrealized losses.

For the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was composed of the following:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Long portfolio gains (losses)	4.2%	7.6%	16.0%	(1.9)%
Short portfolio gains (losses)	(2.3)	(7.3)	(9.1)	(6.1)
Macro gains (losses)	(2.4)	0.2	(5.3)	0.5
Other income and expenses [1]	(0.5)	(0.2)	(1.0)	(0.3)
Gross investment return	(1.0)%	0.3%	0.6%	(7.8)%
Net investment return [1]	(0.9)%	0.3%	0.5%	(7.8)%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Effective January 1, 2021, the Investment Portfolio is calculated based on 50% of GLRE Surplus, or the shareholders’ equity of the Company, as reported in the then most recent quarterly U.S. GAAP financial statements, and is adjusted monthly for our share of the net profits and net losses as reported by SILP during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated based on several factors, including our share of SILP’s net asset value, our posted collateral, and our net reserves.

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

Verdant is incorporated in Delaware and is subject to taxes under the U.S. federal rates and regulations prescribed by the Internal Revenue Service. We expect Verdant’s future taxable income to be taxed at 21%. For the six months ended June 30, 2021, the income tax expense of $3.7 million was due primarily to the gain on the sale of our investment in AccuRisk.

At June 30, 2021, we have included a gross deferred tax asset of $3.7 million (December 31, 2020: $3.5 million) in the caption “Other assets” in the Company’s condensed consolidated balance sheets. At June 30, 2021, a valuation allowance of $3.2 million (December 31, 2020: $3.0 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences, and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets at June 30, 2021, was $206.6 million, compared to $196.2 million at December 31, 2020, an increase of $10.4 million, or 5.3%. The increase was primarily related to net contributions into SILP from the collateral released by our ceding insurers. The income from our investment in SILP also contributed to the increase.

At June 30, 2021, 92.9% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 3.6% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.7% was composed of instruments valued based on non-observable inputs (Level 3). At June 30, 2021, 2.8% of SILP’s investments were private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents for funding trusts and letters of credits issued to our ceding insurers. Our restricted cash decreased by $35.7 million, or 4.8%, from $745.4 million at December 31, 2020 to $709.7 million, at June 30, 2021, primarily due to a reduction in collateral held by our ceding insurers.

Reinsurance balances receivable

During the six months ended June 30, 2021, reinsurance balances receivable increased by $61.9 million, or 18.8%, to $392.2 million from $330.2 million at December 31, 2020. This increase was related primarily to premiums written on new and renewed contracts during the six months ended June 30, 2021, including increases in funds withheld on reinsurance contracts with Lloyd’s syndicates.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

The COVID-19 pandemic is unprecedented and we do not have previous loss experience on which to base our estimates for the associated loss and loss adjustment expense reserves. See Note 5 of the accompanying condensed consolidated financial statements for assumptions used in our loss estimates relating to the COVID-19 pandemic. Losses in respect of the COVID-19 pandemic recognized after June 30, 2021, will be reflected in the periods in which those losses are incurred.

Reserves for loss and loss adjustment expenses were composed of the following:

	June 30, 2021			December 31, 2020
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$23,728	$44,359	$68,087	$25,833	$45,680	$71,513
Casualty	147,247	216,256	363,503	138,432	206,152	344,584
Other	15,420	67,632	83,052	12,540	65,542	78,082
Total	$186,395	$328,247	$514,642	$176,805	$317,374	$494,179

During the six months ended June 30, 2021, the total gross loss and loss adjustment expense reserves increased by $20.5 million, or 4.1%, to $514.6 million from $494.2 million at December 31, 2020. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the six months ended June 30, 2021, the total loss and loss adjustment expenses recoverable decreased by $2.5 million, or 14.9%, to $14.3 million from $16.9 million at December 31, 2020. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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
At July 1, 2021, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $84.5 million and $109.0 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones at July 1, 2021:

	July 1, 2021
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$84,502	$99,055
Europe	45,134	51,720
Japan	45,860	49,295
Rest of the world	53,694	58,220
Maximum	84,502	108,960

Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet increased by $2.0 million to $466.8 million at June 30, 2021, compared to $464.9 million at December 31, 2020, due primarily to a net income of $7.1 million reported for the six months ended June 30, 2021, and partially offset by funds used to repurchase shares during the same period. For details of other movements in shareholders’ equity, see the “Condensed Consolidated Statements of Shareholders’ Equity.”

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

At June 30, 2021, Greenlight Re and GRIL were each rated “A- (Excellent)” with a negative outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At June 30, 2021, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We have the ability to redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At June 30, 2021, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the six months ended June 30, 2021 and 2020, the net cash used in operating activities was $19.8 million and $42.7 million, respectively. The net cash used in our underwriting activities and for payment of corporate and general administrative expenses was $19.1 million and $49.0 million for the six months ended June 30, 2021 and 2020, respectively. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the six months ended June 30, 2021 and 2020, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the six months ended June 30, 2021, our investing activities used $6.4 million of cash for contribution into SILP (net of redemptions) and $3.3 million for new Innovations investments. Investing activities also provided $26.9 million of cash from the sale of our AccuRisk investment and the collection of a note receivable from AccuRisk. By comparison, for the same period in 2020 our investing activities provided cash of $21.3 million.

For the six months ended June 30, 2021, our financing activities used $6.7 million relating to repurchase of our Class A ordinary shares. By comparison, for the same period in 2020 our financing activities used $7.8 million relating to repurchase of our Class A ordinary shares.

At June 30, 2021, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We do not expect that the COVID-19 pandemic will materially impact our operational liquidity needs, which will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At June 30, 2021, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing options, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions, or that any such transactions will occur.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At June 30, 2021, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At June 30, 2021, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Because many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit or a combination thereof.

At June 30, 2021, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2020: $275.0 million). See Note 12 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At June 30, 2021, the aggregate amount of collateral provided to cedents under such arrangements was $706.3 million (December 31, 2020: $743.0 million). At June 30, 2021, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $709.7 million (December 31, 2020: $745.4 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at June 30, 2021.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2021.

Our Board of Directors had previously extended the share repurchase plan to June 30, 2021, and the authorized repurchase of up to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors had also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers.

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021 until June 30, 2022 authorizing the Company to purchase up to $25 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any of the Class A ordinary shares or the Notes, and the repurchase plans may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2021, the Company repurchased 725,133 Class A ordinary shares.

Under the Company’s stock incentive plan, the number of Class A ordinary shares available for issuance is 8.0 million shares. At June 30, 2021, there were 3,056,065 Class A ordinary shares available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. As of June 30, 2021, we expect to pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$252,175	$150,790	$55,581	$56,096	$514,642
(1)      Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re has entered into a lease agreement for office space in the Cayman Islands commencing from July 1, 2021. The lease expires on June 30, 2026 unless Greenlight Re exercises its right to renew the lease for another five year period. The annual lease obligation ranges from $0.5 million to $0.6 million.

The Company has $100.0 million of senior convertible notes payable, which mature on August 1, 2023. The Company is obligated to make semi-annual interest payments of $2.0 million at an interest rate of 4.0% per annum. The Company has received regulatory approval to declare dividends from Greenlight Re to meet the interest payments obligation.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. At June 30, 2021, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 191%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three and six months ended June 30, 2021 and 2020, please refer to Note 3 of the condensed consolidated financial statements.

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

Equity Price Risk
At June 30, 2021, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At June 30, 2021, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $7.5 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. They should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At June 30, 2021, SILP’s investments incorporate unhedged exposure to changes in gold, silver, and crude oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at June 30, 2021. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$2.0	$(2.0)
Silver	0.4	(0.4)
Crude oil	0.1	(0.1)
Total	$2.5	$(2.5)

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

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts to mitigate against adverse foreign currency movements. At June 30, 2021, our exposure to GBP denominated net asset balance was £25.7 million. At June 30, 2021, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $3.6 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $3.6 million foreign exchange loss. Similarly, at June 30, 2021, our net exposure to Euro-denominated liability balances was €1.5 million. At June 30, 2021, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.2 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $0.2 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At June 30, 2021, a majority of our currency exposure resulting from foreign denominated securities (longs and shorts) was reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At June 30, 2021, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

At June 30, 2021, SILP’s investments included interest rate options expiring in September 2021 which were exposed to movements in the 3-month LIBOR interest rates (“LIBOR”). If the LIBOR interest rates decreased by 15 basis points to 0%, the value of our Investment Portfolio would decrease by $2.9 million. If the LIBOR interest rates increased by 100 basis points, it would have no meaningful impact on the value of our Investment Portfolio.

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our business partners and clients relating to balances receivable under our reinsurance contracts, including premiums receivable, losses recoverable, and commission adjustments recoverable. We obtain collateral in the form of funds withheld, trusts and letters of credit from our counterparties to mitigate this credit risk. We monitor our net exposure to each counterparty relative to the financial strength of our counterparties and assess the collectibility of these balances on a regular basis. See Note 2 of the accompanying condensed consolidated financial statements for further details on allowance for credit loss on reinsurance assets.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board has adopted a share and notes repurchase plan. Our Board of Directors had previously extended the share repurchase plan to June 30, 2021, and the authorized repurchase of up to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors had also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers.

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021 until June 30, 2022 authorizing the Company to purchase up to $25 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares or Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases of Notes during the three months ended June 30, 2021.

The table below details the share repurchases that were made under the plan during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1 - 30, 2021	—	$—	—	2,452,903
May 1 - 31, 2021	246,823	$9.29	246,823	2,206,080
June 1 - 30, 2021	478,310	$9.31	478,310	1,727,770
Total	725,133	$9.30	725,133
(1) Class A ordinary shares.
(2) While 1,727,770 shares remained available under the plan at June 30, 2021, the share repurchase plan expired on June 30, 2021 and a new share repurchase plan took effect on July 1, 2021 as further described above.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

10.1	Amendment No. 2 to Shareholders Agreement, dated and effective as of June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed June 30, 2021).
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
August 3, 2021

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
August 3, 2021