Form 10-Q
period 2021-09-30
GREENLIGHT CAPITAL RE, LTD.
filed 2021-11-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	27,589,731
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding as of October 29, 2021

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

September 30, 2021 and December 31, 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2021	December 31, 2020
Assets
Investments
Investment in related party investment fund	$180,239	$166,735
Other investments	42,480	29,418
Total investments	222,719	196,153
Cash and cash equivalents	37,380	8,935
Restricted cash and cash equivalents	692,542	745,371
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $89)	380,417	330,232
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $47)	13,082	16,851
Deferred acquisition costs	60,634	51,014
Unearned premiums ceded	26	—
Notes receivable	—	6,101
Other assets	6,737	2,993
Total assets	$1,413,537	$1,357,650
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$540,779	$494,179
Unearned premium reserves	237,926	201,089
Reinsurance balances payable	77,525	92,247
Funds withheld	5,087	4,475
Other liabilities	5,228	5,009
Convertible senior notes payable	96,478	95,794
Total liabilities	963,023	892,793
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 27,589,731 (2020: 28,260,075): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2020: 6,254,715))	3,384	3,452
Additional paid-in capital	480,939	488,488
Retained earnings (deficit)	(33,809)	(27,083)
Total shareholders' equity	450,514	464,857
Total liabilities and equity	$1,413,537	$1,357,650

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three and nine months ended September 30, 2021 and 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenues
Gross premiums written	$128,735	$135,596	$440,249	$362,072
Gross premiums ceded	(60)	(1,464)	(6)	(2,274)
Net premiums written	128,675	134,132	440,243	359,798
Change in net unearned premium reserves	6,849	(18,613)	(36,844)	(24,844)
Net premiums earned	135,524	115,519	403,399	334,954
Income (loss) from investment in related party investment fund (net of related party expenses of $659 and $2,632 (three and nine months ended September 30, 2020: $703 and $1,981, respectively))	(6,214)	6,431	(4,196)	(34,086)
Net investment income (loss)	10,303	466	28,999	11,237
Other income (expense), net	(380)	1,569	(4,033)	2,570
Total revenues	139,233	123,985	424,169	314,675
Expenses
Net loss and loss adjustment expenses incurred	110,400	88,053	295,078	252,944
Acquisition costs	35,048	27,018	106,060	76,660
General and administrative expenses	6,060	5,152	21,340	18,095
Interest expense	1,578	1,579	4,684	4,702
Total expenses	153,086	121,802	427,162	352,401
Income (loss) before income tax	(13,853)	2,183	(2,993)	(37,726)
Income tax (expense) benefit	—	—	(3,733)	(424)
Net income (loss)	$(13,853)	$2,183	$(6,726)	$(38,150)
Earnings (loss) per share
Basic	$(0.42)	$0.06	$(0.20)	$(1.07)
Diluted	$(0.42)	$0.06	$(0.20)	$(1.07)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	32,929,097	35,677,554	33,507,060	35,569,292
Diluted	32,929,097	35,779,703	33,507,060	35,569,292

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

For the three and nine months ended September 30, 2021 and 2020
(expressed in thousands of U.S. dollars)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Ordinary share capital
Balance - beginning of period	$3,417	$3,627	$3,452	$3,699
Issue of Class A ordinary shares, net of forfeitures	3	(19)	41	25
Repurchase of Class A ordinary shares	(36)	(71)	(109)	(187)
Balance - end of period	3,384	3,537	3,384	3,537
Additional paid-in capital
Balance - beginning of period	483,365	497,559	488,488	503,547
Repurchase of Class A ordinary shares	(3,216)	(4,828)	(9,891)	(12,484)
Share-based compensation expense	790	(302)	2,342	1,366
Balance - end of period	480,939	492,429	480,939	492,429
Retained earnings (deficit)
Balance - beginning of period	(19,956)	(71,282)	(27,083)	(30,063)
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	—	—	(886)
Net income (loss)	(13,853)	2,183	(6,726)	(38,150)
Balance - end of period	(33,809)	(69,099)	(33,809)	(69,099)
Total shareholders' equity	$450,514	$426,867	$450,514	$426,867

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2021 and 2020
(expressed in thousands of U.S. dollars)

	Nine months ended September 30
	2021	2020
Cash provided by (used in) operating activities
Net income (loss)	$(6,726)	$(38,150)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	4,196	34,086
Loss (income) from investment accounted for under the equity method	—	(870)
Net change in unrealized gains and losses on investments and notes receivable	(14,860)	(19,153)
Net realized (gains) losses on investments and notes receivable	(14,210)	15,000
Foreign exchange (gains) losses on investments	14	232
Current expected credit losses recognized on notes receivable and reinsurance assets	—	250
Share-based compensation expense	2,383	1,391
Amortization and interest expense, net of change in accruals	684	702
Depreciation expense	16	21
Net change in
Reinsurance balances receivable	(50,185)	(33,932)
Loss and loss adjustment expenses recoverable	3,769	7,535
Deferred acquisition costs	(9,620)	(2,031)
Unearned premiums ceded	(26)	901
Other assets, excluding depreciation	(3,760)	(1,121)
Loss and loss adjustment expense reserves	46,600	11,182
Unearned premium reserves	36,837	24,395
Reinsurance balances payable	(14,722)	(42,301)
Funds withheld	612	274
Other liabilities	219	(3,069)
Net cash provided by (used in) operating activities	(18,779)	(44,658)
Investing activities
Proceeds from redemptions from related party investment fund	51,904	69,108
Contributions to related party investment fund	(69,604)	(48,094)
Purchases of investments	(4,761)	(944)
Sales of investments	20,755	—
Net change in notes receivable	6,101	741
Net cash provided by (used in) investing activities	4,395	20,811
Financing activities
Repurchase of Class A ordinary shares	(10,000)	(12,671)
Net cash provided by (used in) financing activities	(10,000)	(12,671)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,384)	(36,640)
Cash, cash equivalents and restricted cash at beginning of the period	754,306	767,906
Cash, cash equivalents and restricted cash at end of the period	$729,922	$731,266
Supplementary information
Interest paid in cash	$4,000	$4,000
Income tax paid in cash	3,700	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2021

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on March 10, 2021.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.

Significant estimates used in the preparation of the Company’s condensed consolidated financial statements, including those associated with premiums and the estimations of loss and loss adjustment expense reserves, including losses arising from the novel coronavirus (the “COVID-19 pandemic”), may be subject to significant adjustments in future periods. (See Note 5 for the significant assumptions that served as the basis for the Company's estimates of reserves for the COVID-19 pandemic). All significant intercompany accounts and transactions have been eliminated.

The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent periods.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, premiums written, earned and receivable, variability underlying risk transfer assessments, allowances for credit losses, bonus accruals, share-based compensation, valuation allowances associated with deferred tax assets and investment impairments.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 12). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
	($ in thousands)
Cash and cash equivalents	$37,380	$8,935
Restricted cash and cash equivalents	692,542	745,371
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$729,922	$754,306

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes amounts held by cedents. Such amounts include premiums and funds held at Lloyd’s, which is held in trust at Lloyd's as security for members’ underwriting activities. At September 30, 2021, funds held by cedents were $201.3 million (December 31, 2020: $127.6 million).

Reinsurance Assets

The Company calculates an allowance for expected credit losses for its reinsurance balances receivable and loss and loss adjustment expenses recoverable by applying a Probability of Default (“PD”) / Loss Given Default (“LGD”) model. The PD / LGD approach considers the Company’s collectibility history on its reinsurance assets and representative external loss history. In calculating the probability of default, the Company also considers the estimated duration of its reinsurance assets.

The Company evaluates each counterparty’s creditworthiness based on credit ratings that independent agencies assign to the counterparty. The Company manages its credit risk in its reinsurance assets by transacting only with insurers and reinsurers that it considers financially sound.

For its retrocessional counterparties that are unrated, the Company may hold collateral in the form of funds withheld, trust accounts, or irrevocable letters of credit. In evaluating credit risk associated with reinsurance balances receivable, the Company considers its right to offset loss obligations against premiums receivable. The Company regularly evaluates its net credit exposure to assess the ability of cedents and retrocessionaires to honor their respective obligations.

At September 30, 2021, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million (December 31, 2020: $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the caption “Other income (expense).” The Company records deposit assets and liabilities in its condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At September 30, 2021, deposit assets and deposit liabilities were $4.9 million and $14.0 million, respectively (December 31, 2020: $4.6 million and $31.0 million, respectively). For the three and nine months ended September 30, 2021, and 2020, the interest income and (expense) on deposit accounted contracts were as follows:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Deposit interest income	$—	$560	$—	$1,812
Deposit interest expense	$(38)	$—	$(2,957)	$—
Deposit interest income/(expense), net	$(38)	$560	$(2,957)	$1,812

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

The table below presents the shares outstanding for the calculation of earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Weighted average shares outstanding - basic	32,929,097	35,677,554	33,507,060	35,569,292
Effect of dilutive employee and director share-based awards	—	102,149	—	—
Weighted average shares outstanding - diluted	32,929,097	35,779,703	33,507,060	35,569,292
Anti-dilutive stock options outstanding	735,627	835,627	735,627	835,627
Participating securities excluded from calculation of loss per share	946,556	—	946,556	878,498

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

The Company records a valuation allowance to the extent that the Company considers it more likely than not that all or a portion of the deferred tax asset will not be realized in the future. Other than this valuation allowance, the Company has not taken any income tax positions subject to significant uncertainty that is reasonably likely to have a material impact on the Company.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). ASU 2020-01 clarifies interactions between the accounting guidance for (i) certain equity securities under Topic 321, (ii) investments under the equity method of accounting in Topic 323, and (iii) certain derivative instruments in Topic 815. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 during the first quarter of 2021 had no material impact on the Company’s consolidated financial statements.

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

The Company expects that its adoption of ASU 2020-06 will impact the accounting for its senior convertible notes (see Note 7) and will lead to a decrease in its opening shareholders’ equity of approximately $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes. The Company expects that in the periods in which the Company reports a net income, the number of shares outstanding for the diluted earnings per share calculation will be approximately 5.8 million higher under the if-converted method. The Company does not expect the adoption of ASU 2020-06 to have a material impact on net income, cash flows, or any other balances.

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

On January 7, 2021, the Company and DME II entered into the Second Amended and Restated Exempted Limited Partnership Agreement, effective as of January 1, 2021 (the “SILP LPA”). The SILP LPA amends, restates, supersedes, and incorporates all material terms of the Previous SILP LPA, as amended as of February 26, 2019, and the letter agreements dated June 18, 2019, December 27, 2019, and August 5, 2020 (collectively, the “Amendments”). The SILP LPA agreement also amended the definition of “Additional Investment Ratio” and each of the defined terms “Greenlight Re Surplus” and the “GRIL Surplus” so as to clarify that each of the respectively referenced “financial statements” are “U.S. GAAP financial statements.” In addition, the SILP LPA included the following: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit”. The SILP LPA also amended the investment guidelines to reflect the amended investment guidelines adopted by the Company’s Board of Directors effective as of January 1, 2021.

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

Consequently, the Company has concluded that DME II’s interests, not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company presents its investment in SILP in its condensed consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At September 30, 2021, the net asset value of the GLRE Limited Partners’ investment in SILP was $180.2 million (December 31, 2020: $166.7 million), representing 78.0% (December 31, 2020: 75.7%) of SILP’s total net assets. DME II held the remaining 22.0% (December 31, 2020: 24.3%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At September 30, 2021, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and nine months ended September 30,

2021, was $(6.2) million and $(4.2) million, respectively, (three and nine months ended September 30, 2020: $6.4 million and $(34.1) million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	September 30, 2021	December 31, 2020
	($ in thousands)
Assets
Investments, at fair value	$262,058	$272,398
Derivative contracts, at fair value	9,071	1,450
Due from brokers	77,638	92,053
Cash and cash equivalents	1,076	—
Interest and dividends receivable	14	59
Total assets	349,857	365,960

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(109,044)	(131,902)
Derivative contracts, at fair value	(7,793)	(4,156)
Due to brokers	(1,170)	(9,179)
Interest and dividends payable	(603)	(429)
Other liabilities	(133)	(175)
Total liabilities	(118,743)	(145,841)

Net Assets	$231,114	$220,119

GLRE Limited Partners’ share of Net Assets	$180,239	$166,735

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$146	$170	$509	$1,204
Interest income	51	36	770	262
Total Investment income	197	206	1,279	1,466

Expenses
Management fee	(883)	(703)	(2,632)	(1,981)
Interest	(205)	(176)	(874)	(518)
Dividends	(306)	(213)	(852)	(612)
Professional fees and other	(227)	(432)	(786)	(764)
Total expenses	(1,621)	(1,524)	(5,144)	(3,875)
Net investment income (loss)	(1,424)	(1,318)	(3,865)	(2,409)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(1,411)	(1,412)	(14,809)	(44,972)
Net change in unrealized appreciation (depreciation)	(5,437)	10,832	12,143	5,811
Net gain (loss) on investment transactions	(6,848)	9,420	(2,666)	(39,161)

Net income (loss)	$(8,272)	$8,102	$(6,531)	$(41,570)

GLRE Limited Partners’ share of net income (loss) (1)	$(6,214)	$6,431	$(4,196)	$(34,086)

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)
Management fees	$883	$703	$2,632	$1,981
Performance allocation	$(224)	$—	$—	$—
Total	$659	$703	$2,632	$1,981

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

At September 30, 2021, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$17,175	$24,017	$(1,800)	$39,392
Derivative financial instruments (not designated as hedging instruments)	—	3,088	—	3,088
Total other investments	$17,175	$27,105	$(1,800)	$42,480

At December 31, 2020, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$12,414	$10,679	$(1,300)	$21,793
Derivative financial instruments (not designated as hedging instruments)	—	1,080	—	1,080
Other investments	$12,414	$11,759	$(1,300)	$22,873
Investment accounted for under the equity method				6,545
Total other investments				$29,418

Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes. At September 30, 2021, the carrying value of private investments and unlisted equities was $39.4 million (December 31, 2020: $21.8 million). It incorporated upward adjustments of $7.6 million and $12.9 million during the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020: $0.0 million and $4.1 million, respectively), excluding any unrealized gains or losses related to changes in foreign currency exchange rates. Since acquiring these private investments, the Company has recognized net upward adjustments of $22.1 million and $9.3 million as of September 30, 2021, and December 31, 2020, respectively.

At December 31, 2020, the investment accounted for under the equity method represented an investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. During the nine months ended September 30, 2021, the Company sold its investment in AccuRisk and realized a pre-tax gain of $14.2 million.

The Company’s derivative financial instruments are composed of warrants granting the Company the right, but not the obligation, to purchase shares at a specified price on or before the maturity date. The Company has not designated any of its derivative financial instruments as hedging instruments. The Company’s maximum exposure to loss relating to these warrants is limited to the warrants’ carrying amount.

Fair Value Hierarchy

The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•	Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•	Level 3: Unobservable inputs supported by little or no market activity and significant to the fair value of the assets and liabilities. The term “unobservable inputs” includes certain pricing models, discounted cash flow methodologies, and similar techniques.

The Company values its derivative instruments using the Black-Scholes option pricing model based on Level 3 inputs. The Company uses the carrying value of the underlying stock as an input in the option pricing model. The underlying stock does not have a readily determinable fair value. Its carrying value is determined based on its original cost minus impairment, if any, plus or minus changes resulting from observable price changes. The other assumptions applied to the option pricing model include a risk-free rate of 0.50% and estimated volatility of 50%. The carrying value of the derivative instruments represents the fair value.

For the derivative instruments valued on the basis of Level 3 inputs, the Company includes any change in unrealized gains or losses in the caption “Net investment income (loss)” in the condensed consolidated statements of operations.

At September 30, 2021, and December 31, 2020, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient. It is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At September 30, 2021, the Company’s loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, typhoons, floods, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

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
•the extent of economic contraction caused by the COVID-19 pandemic and associated measures, particularly in the United States; and
•the ability of the cedents and insured to mitigate some or all of their losses.

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of September 30, 2021, based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the nine months ended September 30, 2021.

At September 30, 2021 and December 31, 2020, loss and loss adjustment expense reserves were composed of the following:

	September 30, 2021	December 31, 2020
	($ in thousands)
Case reserves	$191,151	$176,805
IBNR	349,628	317,374
Total	$540,779	$494,179

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the nine months ended September 30, 2021 and 2020 is as follows:

Consolidated	2021	2020
	($ in thousands)
Gross balance at January 1	$494,179	$470,588
Less: Losses recoverable	(16,851)	(27,531)
Net balance at January 1	477,328	443,057
Incurred losses related to:
Current year	296,333	247,559
Prior years	(1,255)	5,385
Total incurred	295,078	252,944
Paid losses related to:
Current year	(96,442)	(72,453)
Prior years	(146,545)	(161,222)
Total paid	(242,987)	(233,675)
Foreign currency revaluation	(1,722)	(505)
Net balance at September 30	527,697	461,821
Add: Losses recoverable	13,082	19,949
Gross balance at September 30	$540,779	$481,770

For the nine months ended September 30, 2021, the estimate of net losses incurred relating to prior accident years decreased by $1.3 million, due primarily to favorable development on catastrophe events, a mortgage contract associated with the COVID-19 pandemic, and certain health contracts. The decrease in prior accident years was partially offset by adverse loss development on certain workers’ compensation and multi-line casualty contracts written between 2014 and 2018. The favorable loss development on a mortgage contract was offset by increased profit commissions on the same contract.

For the nine months ended September 30, 2020, the estimate of net losses incurred relating to prior accident years increased by $5.4 million, due primarily to certain general liability, health and multi-line contracts, partially offset by favorable loss development on professional liability contracts.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the nine months ended September 30, 2021 and 2020 are as follows:

Health	2021	2020
	($ in thousands)
Gross balance at January 1	$17,485	$18,063
Less: Losses recoverable	—	—
Net balance at January 1	17,485	18,063
Incurred losses related to:
Current year	31,189	25,032
Prior years	(1,898)	1,341
Total incurred	29,291	26,373
Paid losses related to:
Current year	(20,224)	(15,115)
Prior years	(13,824)	(16,327)
Total paid	(34,048)	(31,442)
Foreign currency revaluation	—	—
Net balance at September 30	12,728	12,994
Add: Losses recoverable	—	—
Gross balance at September 30	$12,728	$12,994

6. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

For the three and nine months ended September 30, 2021, the Company’s earned ceded premiums were insignificant compared to $1.7 million and $3.2 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, loss and loss expenses recovered were insignificant compared to $2.5 million and $6.2 million for the three and nine months ended September 30, 2020, respectively.

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At September 30, 2021, the Company’s loss reserves recoverable consisted of (i) $9.9 million (December 31, 2020: $12.6 million) from unrated retrocessionaires, of which $9.7 million (December 31, 2020: $11.9 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $3.2 million (December 31, 2020: $4.3 million) from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At September 30, 2021, the Company had recorded an allowance for expected credit losses of $47.0 thousand (December 31, 2020: $47.0 thousand).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semi-annually on February 1 and August 1 of each year beginning February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity.
If a holder redeems the Notes, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. The Company has therefore bifurcated the Notes into liability and equity components.

At September 30, 2021, the Company’s share price was lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. At September 30, 2021, and December 31, 2020, the unamortized debt discount was $3.0 million and $4.2 million, respectively. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.
The Company incurred issuance costs in connection with the issuance of the Notes. At September 30, 2021, the unamortized portion of these costs attributed to the debt component was $1.2 million (December 31, 2020: $1.6 million), which the Company expects to amortize through the maturity date. The Company netted the portion of these issuance costs attributed to the equity component against the gross proceeds allocated to equity, resulting in the Company including $7.9 million in the caption “Additional paid-in capital” in the Company’s condensed consolidated balance sheets.

The carrying value of the Notes at September 30, 2021, including accrued interest of $0.7 million, was $96.5 million (December 31, 2020: $95.8 million). At September 30, 2021, the Company estimated the fair value of the Notes to be $94.6 million (December 31, 2020: $83.6 million) (see Note 4 Financial Instruments).
For the three and nine months ended September 30, 2021, the Company recognized interest expenses of $1.6 million and $4.7 million, respectively (2020: $1.6 million and $4.7 million, respectively) in connection with the interest coupon, amortization of issuance costs, and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes at September 30, 2021, and December 31, 2020.

8. SHARE CAPITAL

The Company’s share capital is made up of ordinary share capital and additional paid-in capital. Ordinary share capital represents the issued and outstanding Class A and Class B ordinary shares at their par values of $0.10 per share. Additional paid-in capital includes the premium paid per share by the subscribing shareholders for Class A and Class B ordinary shares, as well as the earned portion of the grant-date fair value of share-based awards.

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At September 30, 2021, 3,128,276 (December 31, 2020: 3,474,888) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the Company’s stock incentive plan.

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

The Company repurchased 1,079,544 Class A ordinary shares during the nine months ended September 30, 2021. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	Nine months ended September 30		Nine months ended September 30
	2021		2020
	Class A	Class B	Class A	Class B
Balance – beginning of period	28,260,075	6,254,715	30,739,395	6,254,715
Issue of ordinary shares, net of forfeitures	409,200	—	248,726	—
Repurchase of ordinary shares	(1,079,544)	—	(1,874,419)	—
Balance – end of period	27,589,731	6,254,715	29,113,702	6,254,715

9. SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees, and consultants administered by the Compensation Committee of the Board of Directors.

Employee and Director Restricted Shares

For the nine months ended September 30, 2021, the Company issued 334,312 (2020: 306,264) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment, and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the nine months ended September 30, 2021, grantees forfeited 20,592 (2020: 210,109) restricted shares. For the nine months ended September 30, 2021, the Company reversed $0.1 million of stock compensation expense (2020: $0.7 million) in relation to the forfeited restricted shares.

The Company recorded $1.8 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the nine months ended September 30, 2021 (2020: $0.6 million). At September 30, 2021, there was $3.3 million (December 31, 2020: $1.9 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding any restricted shares with performance conditions that the Company currently does not expect will be met), which the Company expects to recognize over a weighted-average period of 1.9 years (December 31, 2020: 1.5 years). For the nine months ended September 30, 2021, the total fair value of restricted shares vested was $1.6 million (2020: $2.8 million).

For the nine months ended September 30, 2021, the Company also issued to non-employee directors an aggregate of 74,769 (2020: 0) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

The following table summarizes the activity for unvested outstanding restricted share awards during the nine months ended September 30, 2021:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2020	697,549	$9.38
Granted	409,081	9.11
Vested	(139,482)	11.53
Forfeited	(20,592)	8.35
Balance at September 30, 2021	946,556	$8.97

Employee and Director Stock Options

For the nine months ended September 30, 2021, and 2020, no Class A ordinary share purchase options were granted or exercised by directors or employees. For the nine months ended September 30, 2021, 100,000 (2020: 40,000) stock options expired and 80,000 (2020: 80,000) stock options vested. When the Company grants stock options, it reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the nine months ended September 30, 2021, was $0.3 million (2020: $0.5 million). At September 30, 2021, the total compensation cost related to non-vested options not yet recognized was $0.3 million (December 31, 2020: $0.7 million), which will be recognized over a weighted-average period of 1.4 years (December 31, 2020: 1.8 years) assuming the grantee completes the service period for vesting of the options.

At September 30, 2021, and December 31, 2020, 0.7 million and 0.8 million stock options were outstanding, respectively, with a weighted average exercise price of $22.35 and $22.22 per share, respectively, and a weighted average grant date fair value of $10.23 and $10.25 per share, respectively. The stock options’ weighted-average remaining contractual terms were 4.9 years and 5.1 years, at September 30, 2021, and December 31, 2020, respectively.

 Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the nine months ended September 30, 2021, the Company issued 58,123 (2020: 60,622) RSUs to employees pursuant to the Company’s stock incentive plan. For the nine months ended September 30, 2021, and 2020, no RSUs were forfeited.

The Company recorded $0.3 million of share-based compensation expense relating to RSUs for the nine months ended September 30, 2021 (2020: $0.3 million). At September 30, 2021, the total compensation cost related to non-vested RSUs not yet recognized was $0.6 million (2020: $0.4 million), which the Company expects to recognize over a weighted-average period of 1.9 years (2020: 1.8 years).

Employee RSU activity during the nine months ended September 30, 2021, was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2020	116,722	$9.60
Granted	58,123	9.18
Vested	(20,711)	15.90
Balance at September 30, 2021	154,134	$8.59

Performance Restricted Shares

Prior to 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan. These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. These restricted shares cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. The weighted average grant date fair value of these restricted shares subject to performance conditions was $6.72 per share. At September 30, 2021, 193,149 unvested performance restricted shares were outstanding (December 31, 2020: 193,149). As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the nine months ended September 30, 2021, and 2020.

For the nine months ended September 30, 2021 and 2020, the combined stock compensation expense (net of forfeitures) included in the caption “General and administrative expenses” in the Company’s statements of operations was $2.4 million and $1.4 million, respectively.

10. TAXATION

At September 30, 2021, the Company recorded a gross deferred tax asset of $4.0 million (2020: $3.5 million) and a deferred tax asset valuation allowance of $3.5 million (2020: $3.0 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s condensed consolidated balance sheets. The Company has determined that it is more likely than not to fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Current tax (expense) benefit	$323	$(33)	$(3,240)	$272
Decrease (increase) in deferred tax valuation allowance	(323)	33	(493)	(696)
Income tax (expense) benefit	$—	$—	$(3,733)	$(424)

For the nine months ended September 30, 2021, the income tax expense of $3.7 million resulted from Verdant’s gain on the sale of its AccuRisk investment.

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

For a detailed breakdown of management fees and performance compensation for the three and nine months ended September 30, 2021, and 2020, refer to Note 3 of the condensed consolidated financial statements.

Pursuant to the SILP LPA and the IAA, the Company has agreed to indemnify DME, DME II, and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II, and DME Advisors for reasonable costs and expenses of investigating and defending such claims, provided such claims were not caused due to gross negligence, breach of contract, or misrepresentation by DME, DME II, or DME Advisors. The Company incurred no indemnification amounts during the periods presented.

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At September 30, 2021, SILP, along with certain affiliates of DME Advisors, collectively owned 34.3% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may be limited at times in its ability to trade GRBK shares on behalf of SILP.

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

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At September 30, 2021, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2022	120 days before the termination date

At September 30, 2021, an aggregate amount of $138.4 million (December 31, 2020: $135.3 million) in letters of credit was issued under the credit facility. At September 30, 2021, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $142.4 million (December 31, 2020: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at September 30, 2021 and December 31, 2020.

The Company has also established regulatory trust arrangements for certain cedents. At September 30, 2021, collateral of $550.2 million (December 31, 2020: $607.8 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

Greenlight Re entered into a new lease agreement for office space in the Cayman Islands commencing July 1, 2021. The lease expires on June 30, 2026, unless Greenlight Re exercises its right to renew the lease for another five-year period. The annual lease obligation ranges from $0.5 million to $0.6 million. The Company determined that this agreement qualifies as an operating lease. At September 30, 2021, the right-of-use asset and a corresponding lease liability relating to the lease agreement were $2.2 million. The operating lease expense for the three and nine months ended September 30, 2021, was $0.1 million and $0.1 million, respectively.

Greenlight Re’s previous lease arrangement qualified as a short-term lease. The short-term lease expense for the three and nine months ended September 30, 2021, was nil and $0.3 million, respectively (three and nine months ended September 30, 2020: $0.1 million and $0.4 million, respectively).
Schedule of Commitments and Contingencies
The following is a schedule of future minimum payments required under the above commitments:

	2021	2022	2023	2024	2025	Thereafter	Total
	($ in thousands)
Operating lease obligations	$130	$588	$624	$640	$657	$788	$3,427
Interest and convertible note payable	$—	$4,000	$104,000	—	—	—	108,000
	$130	$4,588	$104,624	$640	$657	$788	$111,427

Litigation

From time to time, in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation. The outcomes of these procedures determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or collect funds owed. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the Company cannot predict the outcome of legal disputes with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition, or operating results.

13. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates (totals may not sum due to rounding):

Gross Premiums Written by Line of Business

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property
Commercial	$3,398	2.6%	$3,396	2.5%	$9,700	2.2%	$9,426	2.6%
Motor	6,103	4.7	10,091	7.4	24,537	5.6	25,136	6.9
Personal	3,631	2.8	3,691	2.7	10,318	2.3	10,326	2.9
Total Property	13,132	10.2	17,178	12.6	44,555	10.1	44,888	12.4

Casualty
General Liability	7,376	5.7	3,224	2.4	10,749	2.4	3,920	1.1
Motor Liability	19,823	15.4	41,679	30.7	96,795	22.0	96,729	26.7
Professional Liability	154	0.1	76	0.1	302	0.1	199	0.1
Workers' Compensation	17,117	13.3	21,979	16.2	55,237	12.5	60,908	16.8
Multi-line	40,162	31.2	25,820	19.0	137,857	31.3	67,379	18.6
Total Casualty	84,632	65.7	92,778	68.4	300,940	68.4	229,135	63.3

Other
Accident & Health	4,175	3.2	12,418	9.3	26,427	6.0	40,522	11.2
Financial	17,920	13.9	1,817	1.3	40,134	9.1	15,704	4.3
Marine	2,462	1.9	127	0.1	8,412	1.9	749	0.2
Other Specialty	6,414	5.0	11,278	8.3	19,781	4.5	31,074	8.6
Total Other	30,971	24.1	25,640	19.0	94,754	21.5	88,049	24.3
	$128,735	100.0%	$135,596	100.0%	$440,249	100.0%	$362,072	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$67,087	52.1%	$110,798	81.7%	$258,849	58.8%	$291,511	80.5%
Worldwide (1)	59,616	46.3	22,738	16.8	174,470	39.6	66,150	18.3
Europe	1,483	1.2	—	—	2,787	0.6	—	—
Asia	549	0.4	2,060	1.5	4,143	0.9	4,411	1.2
	$128,735	100.0%	$135,596	100.0%	$440,249	100.0%	$362,072	100.0%
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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020 and financial condition at September 30, 2021 and December 31, 2020. The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We have included a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in the section entitled “Risk Factors” (refer to Part I, Item 1A) contained in our Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021. Such risks and uncertainties include, but are not limited to:

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether due to new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the dates they were made.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 10, 2021, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2020, describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, bonus accruals, and share-based compensation.

Recently issued and adopted accounting standards and their impact on the Company, if any, are presented under “Recent Accounting Pronouncements” in Note 2 to the condensed consolidated financial statements.

Segments

We have one operating segment, Property & Casualty reinsurance, and we analyze our business based on the following categories:

●	Property
●	Casualty
●	Other

Property business covers automobile physical damage, personal lines, and commercial lines exposures. Property business includes both catastrophe and non-catastrophe coverage. We expect catastrophe business to make up a small proportion of our property business.

Casualty business covers general liability, motor liability, professional liability, and workers’ compensation exposures. The Company’s multi-line business relates predominantly to casualty reinsurance, and as such, the Company includes all multi-line business within the casualty category. Casualty business generally has losses reported and paid over a longer period than property business. We categorize Lloyd’s syndicate contracts, which incorporate incidental catastrophe exposure, as multi-line (and therefore casualty) business.

Other business covers accident and health, financial lines (including transactional liability, mortgage insurance, surety, and trade credit), marine, energy, and to a lesser extent, other specialty business such as aviation, crop, cyber, political, and terrorism exposures.

Outlook and Trends

During the first nine months of 2021, we saw improved rates in most of the classes of business we wrote which enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversification across the classes of business we write and a lower concentration risk to individual counterparties than at any time in our history.

In the third quarter of 2021, the reinsurance industry was challenged by an unusually high incidence of large losses. Our adjusted combined ratio, which excludes the impact of such catastrophes, has reduced steadily over the past few quarters, reflecting improvements in our underwriting quality and the overall rating environment.

Looking forward to 2022, it is not clear to us how the reinsurance market will respond to another year of significant property-catastrophe losses. Our current expectation is that structural problems within the “pure catastrophe” class will limit premium rate increases. However, we do expect that the recent property catastrophe losses will help support and extend the generally favorable market conditions in most other classes. We expect that the continued low interest rate environment will further support overall pricing conditions.

We continue to be encouraged by our Innovations unit, whose central objective is enhancing our underwriting product and quality of return by establishing a range of strategic partnerships. Year to date, Innovations business represents approximately 6% of our total written premium, and we see the potential for significant growth from Innovations-derived underwriting opportunities going forward.

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

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents the basis and fully diluted book value per share for the recent periods:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$450,514	$466,826	$472,119	$464,857	$426,867
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	33,844,446	34,171,068	34,850,528	34,514,790	35,368,417
Add: In-the-money stock options and RSUs issued and outstanding	154,134	154,134	154,134	116,722	116,722
Denominator for fully diluted book value per share	33,998,580	34,325,202	35,004,662	34,631,512	35,485,139
Basic book value per share	$13.31	$13.66	$13.55	$13.47	$12.07
Increase (decrease) in basic book value per share ($)	$(0.35)	$0.11	$0.08	$1.40	$0.22
Increase (decrease) in basic book value per share (%)	(2.6)%	0.8%	0.6%	11.6%	1.9%

Fully diluted book value per share	$13.25	$13.60	$13.49	$13.42	$12.03
Increase (decrease) in fully diluted book value per share ($)	$(0.35)	$0.11	$0.07	$1.39	$0.22
Increase (decrease) in fully diluted book value per share (%)	(2.6)%	0.8%	0.5%	11.6%	1.9%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. At September 30, 2021, the number of unvested restricted shares with performance conditions was 193,149 (at June 30, 2021: 193,149, March 31, 2021: 193,149, December 31, 2020: 193,149, September 30, 2020: 429,444).

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
The following table reconciles the combined ratio to the adjusted combined ratio:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Combined ratio	109.3%	100.4%	102.4%	100.1%
Impact on combined ratio of selected items:
Prior-year development	(0.1)%	(0.2)%	0.8%	1.4%
Catastrophes (current year)	19.1%	7.0%	7.9%	2.4%
Other adjustments	—%	—%	0.7%	1.8%
Adjusted combined ratio	90.3%	93.6%	93.0%	94.5%
•For the three and nine months ended September 30, 2021, the caption “Prior-year development” includes development on losses relating to the COVID-19 pandemic.
•The caption “Catastrophes (current year)” includes events that occur during a given period, as well as current-period development on catastrophe events occurring earlier in the fiscal year.
•The caption “Other adjustments” represents, for the nine months ended September 30, 2021, interest income and expense on deposit-accounted contracts due to changes in the associated estimated ultimate cash flows and, for the nine months ended September 30, 2020, losses relating to the COVID-19 pandemic.

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income (expense) relating to reinsurance and deposit-accounted contracts, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, and expected credit losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)
Income (loss) before income tax	$(13,853)	$2,183	$(2,993)	$(37,726)
Add (subtract):
Total investment (income) loss	(4,089)	(6,897)	(24,803)	22,849
Other non-underwriting (income) expense	342	(257)	1,076	(6)
Corporate expenses	3,444	2,972	12,030	9,711
Interest expense	1,578	1,579	4,684	4,702
Net underwriting income (loss)	$(12,578)	$(420)	$(10,006)	$(470)

Results of Operations

The table below summarizes our operating results for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$128,735	$135,596	$440,249	$362,072
Gross premiums ceded	(60)	(1,464)	(6)	(2,274)
Net premiums written	128,675	134,132	440,243	359,798
Change in net unearned premium reserves	6,849	(18,613)	(36,844)	(24,844)
Net premiums earned	$135,524	$115,519	$403,399	$334,954
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$111,052	$88,334	$296,333	$247,559
Prior year *	(652)	(281)	(1,255)	5,385
Net loss and loss adjustment expenses incurred	110,400	88,053	295,078	252,944
Acquisition costs	35,048	27,018	106,060	76,660
Underwriting expenses	2,616	2,180	9,310	8,384
Deposit accounting and other reinsurance expense (income)	38	(1,312)	2,957	(2,564)
Net underwriting income (loss)	$(12,578)	$(420)	$(10,006)	$(470)

Income (loss) from investment in related party investment fund	$(6,214)	$6,431	$(4,196)	$(34,086)
Net investment income (loss)	10,303	466	28,999	11,237
Total investment income (loss)	$4,089	$6,897	$24,803	$(22,849)
Net underwriting and investment income (loss)	$(8,489)	$6,477	$14,797	$(23,319)

Corporate expenses	$3,444	$2,972	$12,030	$9,711
Other (income) expense, net	342	(257)	1,076	(6)
Interest expense	1,578	1,579	4,684	4,702
Income tax expense (benefit)	—	—	3,733	424
Net income (loss)	$(13,853)	$2,183	$(6,726)	$(38,150)

Earnings (loss) per share
Basic	$(0.42)	$0.06	$(0.20)	$(1.07)
Diluted	$(0.42)	$0.06	$(0.20)	$(1.07)

Underwriting ratios
Loss ratio - current year	81.9%	76.5%	73.5%	73.9%
Loss ratio - prior year	(0.4)%	(0.3)%	(0.4)%	1.6%
Loss ratio	81.5%	76.2%	73.1%	75.5%
Acquisition cost ratio	25.9%	23.4%	26.3%	22.9%
Composite ratio	107.4%	99.6%	99.4%	98.4%
Underwriting expense ratio	1.9%	0.8%	3.0%	1.7%
Combined ratio	109.3%	100.4%	102.4%	100.1%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a gain of $0.2 million and $0.2 million for the three months ended September 30, 2021, and 2020, respectively, and a loss of $3.2 million and $4.8 million, for the nine months ended September 30, 2021, and 2020, respectively.

Three months ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the fully diluted book value per share decreased by $0.35 per share, or 2.6%, to $13.25 per share from $13.60 per share at June 30, 2021. For the three months ended September 30, 2021, the basic book value per share decreased by $0.35 per share, or 2.6%, to $13.31 per share from $13.66 per share at June 30, 2021.

For the three months ended September 30, 2021, our net loss was $13.9 million, compared to net income of $2.2 million reported for the equivalent 2020 period.

The developments that most significantly affected our financial performance during the three months ended September 30, 2021, compared to the equivalent 2020 period, are summarized below:

•Underwriting: The underwriting loss for the three months ended September 30, 2021, was $12.6 million. This underwriting loss included catastrophe losses of $25.9 million, principally from Hurricane Ida, the European floods and hailstorms, and South African riots. By comparison, the equivalent period in 2020 reported an underwriting loss of $0.4 million. Natural catastrophe losses from hurricanes Laura, Isaias and Sally, the Midwest derecho storm, and North American wildfires, in aggregate contributed $8.1 million to the underwriting loss during the third quarter of 2020.
Our overall combined ratio was 109.3% for the three months ended September 30, 2021, compared to 100.4% during the equivalent 2020 period. The net impact of catastrophe losses contributed 19.1% to the combined ratio for three months ended September 30, 2021.

•Investments: Our total investment income for the three months ended September 30, 2021, was $4.1 million compared to total investment income of $6.9 million reported for the same period in 2020. Our investment in SILP reported a loss of $6.2 million during the three months ended September 30, 2021, compared to a gain of $6.4 million during the equivalent period in 2020. Other investment income totaled $10.3 million and $0.5 million during the three months ended September 30, 2021, and 2020, respectively. The investment income recognized during the third quarter of 2021 was driven primarily by gains in our Innovations portfolio.

Nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, fully diluted book value per share decreased by $0.17 per share, or 1.3%, to $13.25 per share from $13.42 per share at December 31, 2020. For the nine months ended September 30, 2021, basic book value per share decreased by $0.16 per share, or 1.2%, to $13.31 per share from $13.47 per share at December 31, 2020.

For the nine months ended September 30, 2021, our net loss was $6.7 million, compared to a net loss of $38.2 million reported for the equivalent 2020 period.

The developments that most significantly affected our financial performance during the nine months ended September 30, 2021, compared to the equivalent 2020 period, are summarized below:

•Underwriting: The underwriting loss for the nine months ended September 30, 2021, was $10.0 million, driven primarily by Hurricane Ida, winter storm Uri, the European floods and hailstorms, and the South African riots. Losses from deposit-accounted contracts also contributed to the underwriting loss for the nine months ended September 30, 2021. By comparison, the underwriting loss for the same period in 2020 was $0.5 million.

Our overall combined ratio was 102.4% for the nine months ended September 30, 2021, compared to 100.1% for the same period in 2020. The catastrophe events contributed 7.9% to the combined ratio for the nine months ended September 30, 2021.

•Investments: Our total investment income for the nine months ended September 30, 2021, was $24.8 million compared to a total investment loss of $22.8 million incurred during the equivalent 2020 period. The investment income for the nine months ended September 30, 2021, was due primarily to a gain realized on the sale of our investment in AccuRisk and the third-quarter Innovations gains noted earlier. For the nine months ended September 30, 2021, our investment in SILP reported a loss of $4.2 million. The investment loss during the equivalent 2020 period was driven by $34.1 million of losses from our investment in SILP, partially offset by other investment income of $11.2 million.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$13,132	10.2%	$17,178	12.7%	$44,555	10.1%	$44,888	12.4%
Casualty	84,631	65.7	92,778	68.4	300,939	68.4	229,135	63.3
Other	30,972	24.1	25,640	18.9	94,755	21.5	88,049	24.3
Total	$128,735	100.0%	$135,596	100.0%	$440,249	100.0%	$362,072	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended September 30, 2021, our gross premiums written decreased by $6.9 million, or 5.1%, compared to the equivalent 2020 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended September 30, 2021
Increase (decrease) ($ in millions)	% change	Explanation
Property	$(4.0)	(23.6)%	The decrease in property gross premiums written during the three months ended September 30, 2021, over the comparable 2020 period was primarily related to motor contracts on which we elected to reduce or not renew our participation. As part of our strategy to reduce our exposure to motor business, effective July 1, 2021, we did not renew a quota share motor contract and decreased our share on another motor contract.

Casualty	$(8.1)	(8.8)%	The decrease in casualty gross premiums written during the three months ended September 30, 2021, over the comparable 2020 period was due primarily to motor contracts as described above. To a lesser extent, the decrease is also related to certain workers’ compensation contracts we elected not to renew during 2021. The decrease was partially offset by an increase in multi-line contracts driven primarily by Lloyd’s syndicate business written during 2021.

Other	$5.3	20.8%	The increase in “other” gross premiums written during the three months ended September 30, 2021 over the comparable 2020 period was primarily related to financial lines driven by growth in transactional liability business. The increase was partially offset by a decrease in premiums relating to health contracts.

For the nine months ended September 30, 2021, our gross premiums written increased by $78.2 million, or 21.6%, compared to the equivalent 2020 period. The primary drivers of this change are the following:

Gross Premiums Written
Nine months ended September 30, 2021
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(0.3)	(0.7)%	The personal and commercial property premiums remained steady during the nine months ended September 30, 2021, over the comparable 2020 period.
Casualty	$71.8	31.3%	The increase in casualty gross premiums written during the first nine months of 2021 over the comparable 2020 period was due primarily to an increase in Lloyd’s syndicate multi-line quota share contracts written during 2021. We also experienced an increase in general liability business. These increases were partially offset by decreases in workers’ compensation business resulting from a contract we did not renew in 2021.

Other	$6.7	7.6%	The increase in “other” gross premiums written during the first nine months of 2021 over the comparable 2020 period was primarily attributable to new contracts and improved rates relating to financial, marine, energy, and other specialty lines. A decrease in health and crop premiums partially offset these increases as we lowered our participation in these lines during 2021.

Premiums Ceded

For the three and nine months ended September 30, 2021, premiums ceded were insignificant compared to $1.5 million and $2.3 million for the three and nine months ended September 30, 2020, respectively. In general, we use retrocessional coverage to manage our net portfolio exposure, leverage areas of expertise, and improve our strategic position in meeting the needs of clients and brokers.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$13,132	10.2%	$16,845	12.6%	$44,594	10.1%	$44,465	12.4%
Casualty	84,632	65.8	91,646	68.3	300,971	68.4	227,453	63.2
Other	30,911	24.0	25,641	19.1	94,678	21.5	87,880	24.4
Total	$128,675	100.0%	$134,132	100.0%	$440,243	100.0%	$359,798	100.0%

For the three and nine months ended September 30, 2021, net premiums written decreased by $5.5 million, or 4.1%, and increased by $80.4 million, or 22.4%, respectively, compared to the three and nine months ended September 30, 2020. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$14,744	10.9%	$16,045	13.9%	$43,660	10.8%	$45,111	13.5%
Casualty	87,960	64.9	77,731	67.3	260,741	64.6	212,203	63.3
Other	32,820	24.2	21,743	18.8	98,998	24.5	77,640	23.2
Total	$135,524	100.0%	$115,519	100.0%	$403,399	100.0%	$334,954	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$15,031	13.6%	$14,909	16.9%	$33,677	11.4%	$34,704	13.7%
Casualty	70,151	63.5	55,028	62.5	199,636	67.7	151,257	59.8
Other	25,218	22.8	18,116	20.6	61,765	20.9	66,983	26.5
Total	$110,400	100.0%	$88,053	100.0%	$295,078	100.0%	$252,944	100.0%

The below table summarizes the loss ratios for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30			Nine months ended September 30
	2021	2020	Increase / (decrease) in loss ratio points	2021	2020	Increase / (decrease) in loss ratio points
Property	101.9%	92.9%	9.0	77.1%	76.9%	0.2
Casualty	79.8%	70.8%	9.0	76.6%	71.3%	5.3
Other	76.8%	83.3%	(6.5)	62.4%	86.3%	(23.9)
Total	81.5%	76.2%	5.3	73.1%	75.5%	(2.4)

The changes in net losses incurred for the three months ended September 30, 2021, as compared to the equivalent 2020 period, were attributable to the following:

Net Losses Incurred
Three months ended September 30, 2021
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$0.1	9.0
The property losses incurred during the three months ended September 30, 2021, included approximately $7.3 million of estimated losses relating to the 2021 European floods and hailstorms and Hurricane Ida. The comparable 2020 period included losses from hurricanes Isaias, Laura, and Sally, the Midwest derecho storm, and the North American wildfires.

Despite the small increase in losses incurred during the three months ended September 30, 2021, the property loss ratio increased 9.0 percentage points due to lower earned premiums on property contracts during the third quarter of 2021.

Casualty	$15.1	9.0
The increase in losses incurred during the three months ended September 30, 2021, over the comparable 2020 period was due primarily to:

•losses relating to Hurricane Ida;
•increased workers' compensation and Lloyd's syndicate losses due to increased exposure in these lines of business; and
•favorable loss development recorded in the comparable 2020 period on professional liability contracts.

The casualty loss ratio increased 9.0 percentage points during the three months ended September 30, 2021 over the comparable 2020 period due to (i) losses from Hurricane Ida and (ii) favorable loss development recognized in the comparable 2020 period.

Other	$7.1	(6.5)
The increase in “other” losses incurred during the three months ended September 30, 2021, over the comparable 2020 period was due primarily to:

•losses on marine and energy contracts relating to Hurricane Ida; and
•losses on certain terrorism contracts relating to the South African riots.

Despite the increase in losses incurred during the three months ended September 30, 2021, the property loss ratio decreased 6.5 percentage points due to higher earned premiums on other contracts during the third quarter of 2021.

The changes in net losses incurred and loss ratios during the nine months ended September 30, 2021, were attributable to the following:

Net Losses Incurred
Nine months ended September 30, 2021
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(1.0)	0.2
The decrease in property losses incurred during the first nine months of 2021, over the comparable 2020 period, was due primarily to favorable development on prior catastrophe events. The decrease was partially offset by losses relating to the winter storm Uri, Hurricane Ida, and the 2021 European floods and hailstorms.

During the first nine months of 2021, the property loss ratio increased 0.2 percentage points due to the decrease in earned premiums, which outweighed the impact of the reduction in property losses incurred.

Casualty	$48.4	5.3
The increase in casualty losses incurred during the first nine months of 2021, over the comparable 2020 period, was due primarily to:

•losses from the winter storm Uri and Hurricane Ida on certain multi-line contracts; and
•increased workers' compensation and Lloyd's syndicate losses due to increased exposure in these lines of business.

During the first nine months of 2021, the casualty loss ratio increased 5.3 percentage points over the comparable 2020 period for reasons consistent with those driving the increase in losses incurred noted above.

Other	$(5.2)	(23.9)
The decrease in other losses incurred during the first nine months of 2021, over the comparable 2020 period, was due primarily to:

•favorable development on a mortgage contract relating to the COVID-19 pandemic losses; and
•the prior period included losses relating to the COVID-19 pandemic.

The decrease in losses incurred was partially offset by increases related primarily to:
•losses on marine and energy contracts relating to Hurricane Ida;
•losses relating to the South African riots on certain terrorism contracts;
•a satellite loss occurring during 2021; and
•an increase in the volume of marine, energy, and other specialty business.

The reasons for the 23.9 percentage point decrease in the “other” loss ratio are consistent with those driving the reduction in losses incurred.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of our reserving techniques and prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	($ in thousands)				($ in thousands)
Property	$3,178	9.1%	$3,329	12.3%	$9,260	8.7%	$9,191	12.0%
Casualty	22,942	65.5	20,418	75.6	67,499	63.6	58,106	75.8
Other	8,928	25.5	3,271	12.1	29,301	27.6	9,363	12.2
Total	$35,048	100.0%	$27,018	100.0%	$106,060	100.0%	$76,660	100.0%

The acquisition cost ratios for the nine months ended September 30, 2021 and 2020, were as follows:

	Three months ended September 30			Nine months ended September 30
	2021	2020	Increase / (decrease)	2021	2020	Increase / (decrease)
Property	21.6%	20.7%	0.9%	21.2%	20.4%	0.8%
Casualty	26.1%	26.3%	(0.2)%	25.9%	27.4%	(1.5)%
Other	27.2%	15.0%	12.2%	29.6%	12.1%	17.5%
Total	25.9%	23.4%	2.5%	26.3%	22.9%	3.4%

The changes in the acquisition cost ratios for the three months ended September 30, 2021, compared to the equivalent period in 2020, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended September 30, 2021
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.9	There was no significant change in the property acquisition cost ratio during the three months ended September 30, 2021, over the comparable 2020 period.
Casualty	(0.2)	The decrease in the casualty acquisition cost ratio during the three months ended September 30, 2021, over the comparable 2020 period was due primarily to lower ceding commissions on certain quota share workers’ compensation contracts relative to other casualty contracts.

The decrease in casualty acquisition cost ratio was partially offset by higher commissions relating to multi-line contracts.

Other	12.2	The increase in the “other” acquisition cost ratio during the three months ended September 30, 2021, over the comparable 2020 period was due to the reversal in 2020 of profit commissions on mortgage contracts as a result of COVID-19 losses.

The changes in the acquisition cost ratios during the nine months ended September 30, 2021, compared to the equivalent period in 2020, were attributable to the following:

Change in Acquisition Cost Ratios
Nine months ended September 30, 2021
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.8	There was no significant change in the property acquisition cost ratio during the first nine months of 2021 over the comparable 2020 period.
Casualty	(1.5)	The casualty acquisition cost ratio decreased during the first nine months of 2021 over the comparable 2020 period due primarily to lower ceding commissions on certain quota share workers’ compensation contracts relative to other casualty contracts.

Other	17.5
The increase in the “other” acquisition cost ratio during the first nine months of 2021 over the comparable 2020 period is related to profit commission adjustments on mortgage contracts.

The increase was partially offset by a shift in the business mix towards non-proportional specialty business during the first nine months of 2021. This business incorporates relatively lower commission rates as compared to proportional health and financial lines business.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended September 30				Three months ended September 30
	2021				2020
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	101.9%	79.8%	76.8%	81.5%	92.9%	70.8%	83.3%	76.2%
Acquisition cost ratio	21.6	26.1	27.2	25.9	20.7	26.3	15.0	23.4
Composite ratio	123.5%	105.9%	104.0%	107.4%	113.6%	97.1%	98.3%	99.6%
Underwriting expense ratio				1.9				0.8
Combined ratio				109.3%				100.4%

	Nine months ended September 30				Nine months ended September 30
	2021				2020
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	77.1%	76.6%	62.4%	73.1%	76.9%	71.3%	86.3%	75.5%
Acquisition cost ratio	21.2	25.9	29.6	26.3	20.4	27.4	12.1	22.9
Composite ratio	98.3%	102.5%	92.0%	99.4%	97.3%	98.7%	98.4%	98.4%
Underwriting expense ratio				3.0				1.7
Combined ratio				102.4%				100.1%

The underwriting expense ratio for the nine months ended September 30, 2021, compared to the equivalent 2020 period, included 0.7 percentage points relating to interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Underwriting expenses	$2,616	$2,180	$9,310	$8,384
Corporate expenses	3,444	2,972	12,030	9,711
General and administrative expenses	$6,060	$5,152	$21,340	$18,095

For the three months ended September 30, 2021, general and administrative expenses increased by $0.9 million, or 17.6%, compared to the equivalent 2020 period. The increase was due primarily to higher expenses relating to (i) our Innovations unit, (ii) legal and other professional fees, and (iii) information systems and technology, compared to the same period in 2020.

For the nine months ended September 30, 2021, general and administrative expenses increased by $3.2 million, or 17.9%, compared to the equivalent 2020 period. The increase was due primarily to higher expenses relating to (i) our Innovations unit, (ii) directors’ and officers’ insurance premiums, (iii) personnel costs, and (iv) information system and technology. The increase was partially offset by lower legal and other professional fees.

For the nine months ended September 30, 2021, and 2020, general and administrative expenses included $2.4 million and $1.4 million, respectively, of expenses related to stock compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	($ in thousands)
Realized gains (losses)	$—	$—	$14,210	$(15,000)
Change in unrealized gains and losses	9,637	40	14,860	18,884
Investment-related foreign exchange gains (losses)	(15)	44	(14)	(110)
Interest and dividend income, net of withholding taxes	691	1,021	175	7,351
Interest, dividend and other expenses	(10)	(719)	(232)	(757)
Income (loss) from equity method investment	—	80	—	869
Net investment-related income (loss)	$10,303	$466	$28,999	$11,237
Income (loss) from investments in related party investment fund	$(6,214)	$6,431	$(4,196)	$(34,086)
Total investment income (loss)	$4,089	$6,897	$24,803	$(22,849)

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three and nine months ended September 30, 2021 and 2020, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended September 30, 2021, the Investment Portfolio managed by DME Advisors reported a loss of 2.7%, compared to a gain of 1.4% for the three months ended September 30, 2020. SILP’s long portfolio lost 3.5%, while the short portfolio gained 1.1% during the three months ended September 30, 2021. For the three months ended September 30, 2021, the significant contributors to SILP’s investment return were a long position in Atlas Air Worldwide (AAWW) and various short positions. The largest detractors were long positions in The Chemours Company (CC) and Green Brick Partners (GRBK).

For the nine months ended September 30, 2021, the Investment Portfolio managed by DME Advisors reported a loss of 2.2% on the Investment Portfolio managed by DME Advisors, compared to a loss of 6.5% for the nine months ended September 30, 2020. The long portfolio gained 12.3%, while the short portfolio and macro positions lost 7.9% and 5.2%, respectively, during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the most significant contributors to SILP’s investment return were long positions in Brighthouse Financial (BHF), CONSOL Energy (CEIX), and AAWW. During the nine months ended September 30, 2021, the most significant detractors were GRBK and various short positions.

For the three and nine months ended September 30, 2021, the decrease in interest income compared to the equivalent period in 2020 resulted primarily from lower interest rates offered by financial institutions on the restricted cash and cash equivalents we have pledged as collateral to our clients.

During the nine months ended September 30, 2021, we recorded a realized gain of $14.2 million (pre-tax) relating to the sale of our investment in AccuRisk. Additionally, during the three and nine months ended September 30, 2021, we recorded a net unrealized gain of $9.6 million and $14.9 million, respectively, on our portfolio of Innovations related investments.

During the equivalent period in 2020, we wrote off a valuation allowance previously recorded on certain notes receivable. The write-off represented a realized loss, which was fully offset by a reduction in unrealized losses.

For the three months ended September 30, 2021, and 2020, and for the nine months ended September 30, 2021, and 2020, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was composed of the following:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Long portfolio gains (losses)	(3.5)%	3.2%	12.3%	0.9%
Short portfolio gains (losses)	1.1	(1.9)	(7.9)	(7.7)
Macro gains (losses)	—	0.3	(5.2)	0.7
Other income and expenses [1]	(0.4)	(0.2)	(1.4)	(0.4)
Gross investment return	(2.8)%	1.4%	(2.2)%	(6.5)%
Net investment return [1]	(2.7)%	1.4%	(2.2)%	(6.5)%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Effective January 1, 2021, the Investment Portfolio is calculated based on 50% of GLRE Surplus, or the shareholders’ equity of the Company, as reported in the then most recent quarterly U.S. GAAP financial statements. It is adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated based on several factors, including our share of SILP’s net asset value and our posted collateral and net reserves.

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

Verdant is incorporated in Delaware and is subject to taxes under the U.S. federal rates and regulations prescribed by the Internal Revenue Service. We expect Verdant’s future taxable income to be taxed at 21%. For the nine months ended September 30, 2021, the income tax expense of $3.7 million was due primarily to the gain on the sale of our investment in AccuRisk.

At September 30, 2021, we have included a gross deferred tax asset of $4.0 million (December 31, 2020: $3.5 million) in the caption “Other assets” in the Company’s condensed consolidated balance sheets. At September 30, 2021, a valuation allowance of $3.5 million (December 31, 2020: $3.0 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets at September 30, 2021, was $222.7 million, compared to $196.2 million at December 31, 2020, an increase of $26.5 million, or 13.5%. The increase was primarily related to net contributions into SILP from the collateral released by our ceding insurers. New Innovation investments and income from the Innovation investments also contributed to the increase, which was partially offset by losses from our investment in SILP.

At September 30, 2021, 92.5% of SILP’s investments were valued based on quoted prices in actively traded markets (Level 1), 4.3% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.7% was composed of instruments valued based on non-observable inputs (Level 3). At September 30, 2021, 2.5% of SILP’s investments consisted of private equity funds valued using the funds’ net asset values as a practical expedient.

Restricted cash and cash equivalents

We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $52.8 million, or 7.1%, from $745.4 million at December 31, 2020, to $692.5 million, at September 30, 2021, primarily due to collateral released by our ceding insurers.

Reinsurance balances receivable

During the nine months ended September 30, 2021, reinsurance balances receivable increased by $50.2 million, or 15.2%, to $380.4 million from $330.2 million at December 31, 2020. This increase was related primarily to increases in funds withheld on reinsurance contracts with Lloyd’s syndicates. A decrease in premiums receivable partially offset the increase during the nine months ended September 30, 2021.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

The COVID-19 pandemic is unprecedented, and we do not have previous loss experience on which to base our estimates for the associated loss and loss adjustment expense reserves. See Note 5 of the accompanying condensed consolidated financial statements for assumptions used in our loss estimates relating to the COVID-19 pandemic.

Reserves for loss and loss adjustment expenses were composed of the following:

	September 30, 2021			December 31, 2020
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$23,058	$46,873	$69,931	$25,833	$45,680	$71,513
Casualty	153,295	222,995	376,290	138,432	206,152	344,584
Other	14,798	79,760	94,558	12,540	65,542	78,082
Total	$191,151	$349,628	$540,779	$176,805	$317,374	$494,179

During the nine months ended September 30, 2021, the total gross loss and loss adjustment expense reserves increased by $46.6 million, or 9.4%, to $540.8 million from $494.2 million at December 31, 2020. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the nine months ended September 30, 2021, the total loss and loss adjustment expenses recoverable decreased by $3.8 million, or 22.4%, to $13.1 million from $16.9 million at December 31, 2020. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

For most of the contracts we write, defined limits of liability limit our risk exposure. Once each contract’s limit of liability has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts covering first-dollar exposure, may not contain aggregate limits.

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

PMLs are estimates. As a result, we cannot provide assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML. Our PML estimate incorporates all significant exposure from our reinsurance operations, including coverage for property, marine and energy, motor, and catastrophe workers’ compensation.
At October 1, 2021, our estimated PML exposure (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $84.5 million and $107.3 million, respectively. The following table provides the PML for single event loss exposure and aggregate loss exposure to natural peril losses for each of the peak zones at October 1, 2021:

	October 1, 2021
	1-in-250 year return period
Zone	Single Event Loss	Aggregate Loss
	($ in thousands)
United States, Canada and the Caribbean	$84,502	$97,574
Europe	45,134	51,491
Japan	45,240	49,105
Rest of the world	53,492	58,751
Maximum	84,502	107,331

Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet decreased by $14.3 million to $450.5 million at September 30, 2021, compared to $464.9 million at December 31, 2020. The decrease in shareholders’ equity during the nine months ended September 30, 2021, was due to (i) the repurchase of the Class A ordinary shares and (ii) the net loss of $6.7 million reported for the period. For details of other movements in shareholders’ equity, see the “Condensed Consolidated Statements of Shareholders’ Equity.”

Liquidity and Capital Resources

General

Greenlight Capital Re is a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of corporate and general administrative expenses and interest expenses. We conduct all our underwriting operations through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on Greenlight Re’s and GRIL’s ability to pay dividends, described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

At September 30, 2021, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At September 30, 2021, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We can redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At September 30, 2021, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the nine months ended September 30, 2021 and 2020, the net cash used in operating activities was $18.8 million and $44.7 million, respectively. The net cash used in operating activities was primarily used for our underwriting activities and for payment of corporate and general administrative expenses for the nine months ended September 30, 2021 and 2020. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the nine months ended September 30, 2021 and 2020, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the nine months ended September 30, 2021, our investing activities used $17.7 million of cash for contribution into SILP (net of redemptions) and $4.8 million for new Innovations investments. Investing activities also provided $26.9 million of cash from the sale of our AccuRisk investment and the collection of a note receivable from AccuRisk. By comparison, for the same period in 2020 our investing activities provided cash of $20.8 million as a result of net redemptions from SILP.

For the nine months ended September 30, 2021, our financing activities included the repurchase of $10.0 million of our Class A ordinary shares, compared to $12.7 million of repurchases during the equivalent 2020 period.

At September 30, 2021, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We do not expect that the recent catastrophic events, including Hurricane Ida, the European floods and hailstorm, and the COVID-19 pandemic, will materially impact our operational liquidity needs, which will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At September 30, 2021, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing options, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions or that any such transactions will occur.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At September 30, 2021, Greenlight Re and GRIL both exceeded the regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At September 30, 2021, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers. As a result, we anticipate that all of our U.S. clients and some of our non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit, or a combination thereof.

At September 30, 2021, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2020: $275.0 million). See Note 12 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At September 30, 2021, the aggregate amount of collateral provided to cedents under such arrangements was $688.6 million (December 31, 2020: $743.0 million). At September 30, 2021, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $692.5 million (December 31, 2020: $745.4 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at September 30, 2021.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the nine months ended September 30, 2021.

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

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to purchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any of the Class A ordinary shares or the Notes, and the repurchase plans may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the nine months ended September 30, 2021, the Company repurchased 1,079,544 Class A ordinary shares.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At September 30, 2021, 3,128,276 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. As of September 30, 2021, we estimate that we will pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$264,982	$158,448	$58,404	$58,945	$540,779
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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. At September 30, 2021, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 197%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three and nine months ended September 30, 2021 and 2020, please refer to Note 3 of the condensed consolidated financial statements.

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

Equity Price Risk
At September 30, 2021, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At September 30, 2021, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $6.9 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. They should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At September 30, 2021, SILP’s investments incorporate unhedged exposure to changes in gold, silver, and crude oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at September 30, 2021. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$2.0	$(2.0)
Silver	0.5	(0.5)
Crude oil	—	(0.1)
Total	$2.5	$(2.6)

Foreign Currency Risk
Certain of our reinsurance contracts are denominated in foreign currencies, whereby premiums are receivable and losses are payable in foreign currencies. Foreign currency exchange rate risk exists to the extent that our foreign currency reinsurance balances are more than (or less than) the corresponding foreign currency cash balances and there is an increase (or decrease) in the exchange rate of that foreign currency.

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts to mitigate against adverse foreign currency movements. At September 30, 2021, our exposure to GBP denominated net reinsurance asset balance was £1.8 million. At September 30, 2021, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.2 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $0.2 million foreign exchange loss. Similarly, at September 30, 2021, our net exposure to Euro-denominated reinsurance liability balances was €4.8 million. At September 30, 2021, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.5 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $0.5 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At September 30, 2021, most of our currency exposures resulting from foreign denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At September 30, 2021, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

Interest Rate Risk
Our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate options. The primary market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of a long fixed-income portfolio generally falls. Similarly, falling interest rates generally lead to increases in the fair value of fixed-income securities. Additionally, some derivative investments may be sensitive to interest rates, and their value may indirectly fluctuate with changes in interest rates.

As of September 30, 2021, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

We, along with DME Advisors, monitor the net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with terms of the instrument or contract. Our maximum exposure to credit risk is the carrying value of our financial assets. We evaluate the financial condition of our business partners and clients relating to balances receivable under our reinsurance contracts, including premiums receivable, losses recoverable, and commission adjustments recoverable. We obtain collateral in the form of funds withheld, trusts, and letters of credit from our counterparties to mitigate this credit risk. We monitor our net exposure to each counterparty relative to the financial strength of our counterparties and assess the collectibility of these balances on a regular basis. See Note 2 of the accompanying condensed consolidated financial statements for further details on allowance for credit loss on reinsurance assets.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to purchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares or Notes and the repurchase plans may be modified, suspended or terminated at the election of our Board of Directors at any time without prior notice. There were no repurchases of Notes during the three months ended September 30, 2021.

The table below details the share repurchases that were made under the plan during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands) (2)
July 1 - 31, 2021	354,411	$9.18	354,411	$21,747
August 1 - 31, 2021	—	—	0	$21,747
September 1 - 30, 2021	—	—	0	$21,747
Total	354,411	$9.18	354,411	$21,747
(1) Class A ordinary shares.
(2) The new share repurchase plan took effect on July 1, 2021 as further described above.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

10.1	Greenlight Capital Re, Ltd., Short-Term Incentive Plan
10.2	Form of Deed of Indemnity between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement No. 333-139993)
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
November 3, 2021

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
November 3, 2021