Form 10-K
period 2021-12-31
GREENLIGHT CAPITAL RE, LTD.
filed 2022-03-08
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant at June 30, 2021, was $238,703,667, based on the closing price of the registrant’s Class A ordinary shares reported on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as ‘‘named executives’’ pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Class A Ordinary Shares, $0.10 par value	27,589,731
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding at March 4, 2022

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2022 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, relating to the registrant’s annual general meeting of shareholders scheduled to be held on July 26, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

GREENLIGHT CAPITAL RE, LTD.

Link to Table of Contents
PART I
Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and include but are not limited to:

●	A.M. Best may downgrade or withdraw either of our ratings;
●	Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
●	Under our investment management structure, we have limited control over Solasglas Investments, LP (“SILP”);
●	SILP may be concentrated in a few large positions, which could result in material valuation movements;
●	The impact of disruptions to commerce, reduced economic activity, and other consequences of a pandemic, including the novel coronavirus (“COVID-19”), is unknown;
●	Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit;
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected;
●	We may face risks from future strategic transactions such as acquisitions, dispositions, mergers, or joint ventures;
●	The effect of emerging claim and coverage issues on our business is uncertain;
●	The property and casualty reinsurance market may be affected by cyclical trends;
●	Loss of key executives could adversely impact our ability to implement our business strategy; and
●	Currency fluctuations could result in exchange rate losses and negatively impact our business.

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth, strategy, and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the dates on which they were made.

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

Link to Table of Contents
Item 1. BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this annual report on Form 10-K to “the Company,” “we,” “us,” “our,” and similar expressions are references to Greenlight Capital Re, Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

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

From time to time, we make long-term strategic investments in insurance companies and general agents to complement our strategy and strengthen our client relationships. In certain instances, we utilize Verdant to facilitate strategic investments in property and casualty insurers, general agents, and other entities domiciled in the United States.

In 2020, we established a UK marketing Company, Greenlight Re UK, to increase our London market presence. The London market specialty business is now central to our underwriting portfolio, and we believe Greenlight Re UK will facilitate continued growth in this market.

Description of Business

Greenlight Re is licensed and regulated by the Cayman Islands Monetary Authority (“CIMA”) to write property and casualty reinsurance business as well as long-term business (e.g., life insurance, long term disability, long term care, etc.) To date, we have not written any long-term business. GRIL is licensed and regulated by the Central Bank of Ireland (“CBI”) to write property and casualty reinsurance business. Currently, we have one operating segment: property and casualty reinsurance. Within that segment, we employ a two-pillar strategy:

1. Traditional property and casualty reinsurance
We offer excess of loss and quota share products across a range of classes in the property and casualty market. Our underwriting approach varies by class and type of opportunity:

Link to Table of Contents

●	Where we have domain-specific expertise and a high level of market access, we may seek to act as the lead underwriter to achieve greater influence in negotiating pricing, terms, and conditions;
●
Where our expertise is sufficient to evaluate the risk thoroughly, we will generally seek to participate in syndicated placements negotiated and priced by another party that we judge to have market-leading expertise in the class or as a quota share retrocessionaire of a market-leading reinsurer.

2. Risk innovation and strategic partnerships
We seek to develop a range of risk products via strategic partnerships and other methods to access fee income, a stream of underwriting business, and investment upside potential. We refer to this pillar as Greenlight Re Innovations (“Innovations”).
In evaluating Innovations opportunities, we generally ensure that each investment meets at least one of the following criteria:

●	The value we add to a partnership primarily comes from the application of our risk expertise, not solely capital or reinsurance support;
●	The partnership approach adds expertise to our company in specific risk areas, technology, product innovation, or other areas;
●	The partnership approach provides access to a pool of capital, to products, or distribution;
●
Overall, the partnership approach creates a combined effort that generates a durable strategic or competitive position in one or more markets and increases our opportunities to achieve revenue growth and margin expansion.

Our investment strategy, like our reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategies of many of our traditional competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, our investment strategy is focused primarily on long and short positions, primarily in publicly-traded equity and corporate debt instruments.

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

We seek to grow and diversify our underwriting portfolio. Our allocation of risk will vary based on our perception of the opportunities available in each line of business at each point in time. As our focus on certain lines fluctuates based upon market conditions, we may only offer or underwrite a limited number of lines in any given period. We seek to:

●	target markets and lines of business where we believe an appropriate risk/reward profile exists;
●	attract and retain clients with expertise in their respective lines of business;
●	employ strict underwriting discipline; and
●	select reinsurance opportunities with anticipated favorable returns on capital.

Link to Table of Contents
The following table sets forth our gross premiums written by line of business, further broken down by class of business:

	Year ended December 31
	2021		2020		2019
	($ in thousands)
Property
Commercial	$10,853	1.9%	$11,190	2.3%	$14,165	2.7%
Motor	29,953	5.3	33,054	6.9	59,402	11.3
Personal	12,141	2.1	14,219	3.0	12,390	2.4
Total Property	52,947	9.4	58,463	12.2	85,957	16.4
Casualty
General Liability	18,037	3.2	4,228	0.9	2,401	0.5
Motor Liability	118,251	20.9	127,379	26.5	233,591	44.6
Professional Liability (1)	316	0.1	204	—	(448)	(0.1)
Workers' Compensation	62,188	11.0	82,189	17.1	50,369	9.6
Multi-line	180,321	31.9	88,237	18.4	76,461	14.6
Total Casualty	379,113	67.1	302,237	63.0	362,374	69.2
Other
Accident & Health	31,612	5.6	56,284	11.7	39,175	7.5
Financial	66,612	11.8	23,231	4.8	23,087	4.4
Marine	10,652	1.9	770	0.2	160	—
Other Specialty	24,457	4.3	38,806	8.1	13,224	2.5
Total Other	133,333	23.6	119,091	24.8	75,646	14.4
	$565,393	100.0%	$479,791	100.0%	$523,977	100.0%
(1) Negative balances reflect premium adjustments and premium returned upon contracts’ termination, novation, or commutation.

The following table sets forth our gross premiums written by the geographic area of the risk insured:

	Year ended December 31
	2021		2020		2019
	($ in thousands)
U.S. and Caribbean	$316,015	55.9%	$390,000	81.3%	$435,458	83.1%
Worldwide (1)	240,285	42.5	84,204	17.5	84,728	16.2
Europe (2)	4,484	0.8	—	—	(13)	—
Asia	4,609	0.8	5,587	1.2	3,804	0.7
	$565,393	100.0%	$479,791	100.0%	$523,977	100.0%

(1) “Worldwide” comprises contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2) Negative balances reflect premium adjustments and premium returned upon contract’s termination, novation, or commutation.

Additional information about our business is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Link to Table of Contents
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

We aim to build and strengthen long-term relationships with global reinsurance brokers. Our management team has relationships with most primary and specialty broker intermediaries in the reinsurance marketplace. By maintaining close relationships with brokers, we believe that we will continue to obtain access to a broad range of reinsurance clients and opportunities.

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

We focus on the quality and financial strength of any brokerage firm we do business with. Brokers do not have the authority to bind us to any reinsurance contract. Reinsurance brokers receive a brokerage commission, usually a percentage of gross premiums written.

The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates:

	Year ended December 31
	2021		2020		2019
	($ in thousands)
Guy Carpenter (Marsh)	$178,336	31.5%	$195,274	40.7%	$297,150	56.7%
Aon Benfield	139,044	24.6	29,032	6.0	41,071	7.8
BMS Group	63,958	11.3	112,659	23.5	85,323	16.3
Total of largest brokers	381,338	67.4	336,965	70.2	423,544	80.7
All other brokers and direct placements	184,055	32.6	142,826	29.8	100,433	19.3
Total	$565,393	100.0%	$479,791	100.0%	$523,977	100.0%

We frequently meet in the Cayman Islands, Ireland, and elsewhere with brokers and senior representatives of clients and prospective clients. We review and (when we deem appropriate) approve all contract submissions in the Cayman Islands or Ireland. Due to our dependence on brokers, the inability to obtain business from them could adversely affect our business strategy. See “Item 1A. Risk Factors — Risks Related to Our Business — The inability to obtain business provided from brokers could materially and adversely affect our ability to implement our business strategy and results of operations.” We may assume a degree of the credit risk of our reinsurance brokers. See “Item 1A. Risk Factors — Risks Related to Our Business — We are subject to the credit risk of our brokers, cedents, agents and other counterparties.”

Underwriting and Risk Management

We have established an underwriting platform composed of experienced underwriters and actuaries. We have underwriting operations in two locations, Cayman Islands and Dublin, Ireland, that respectively provide proximity to key markets in the U.S. and Europe. Our experienced team allows us to deploy our capital in a variety of lines of business and capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in multiple lines of business. We generally apply the following underwriting and risk management principles:

Link to Table of Contents
Economics of Results

Our primary underwriting goal is to build a reinsurance portfolio that maximizes profitability, subject to risk and volatility constraints.

Underwriting Analysis
Our approach to underwriting analysis begins at the class-of-business level. This analysis includes identifying and assessing the structural drivers of risk and emerging loss trends and understanding the market participants and results, capacity conditions for supply and demand, and other factors. Our underwriting professionals specialize in business lines, and our quantitative professionals assist in evaluating all risks we underwrite. Combined with cross-line management, we believe this approach enables us to build and deploy expertise and insight into the business line’s risk dynamics and external risk factors that will affect each transaction.
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
We collaborate with our current and prospective clients and brokers to understand the risks associated with each potential transaction. For most of our business, we follow terms set by recognised market leads. The remainder of our business is considered lead business, including business linked to our Innovations portfolio or in areas where we have significant market expertise. We generally use contract structure to ensure alignment of interest where we lead the business. Where appropriate, we conduct or contract for on-site audits or reviews of the clients’ underwriting files, systems, and operations. We usually obtain substantial data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess, among other factors:

●	the client’s and industry’s historical loss data;
●	the expected duration for claims to fully develop;
●	the client’s pricing and underwriting strategies;
●	the geographic areas in which the client is doing business and its market share;
●	the reputation and financial strength of the client and its management and underwriting teams;
●	the reputation and expertise of the broker; and
●	reports provided by independent industry specialists.
We develop and use proprietary quantitative models and use several commercially available tools to price our business. Our models consider conventional underwriting and risk metrics and incorporate various class-specific and market-specific aspects from our line-of-business analyses. We use models to evaluate the quantitative work’s quality and predictive power and undertake a detailed assessment of the data quality.

Underwriting Authorities

The Underwriting Committee of our Board of Directors, which we refer to as the Underwriting Committee, sets parameters for aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee must approve any exceptions to the established limits. The Underwriting Committee may amend the maximum underwriting authorities periodically to align with our capital base. The Underwriting Committee designs our underwriting authorities to ensure the underwriting portfolio is appropriate on a risk-adjusted basis.

Retrocessional Coverage

We opportunistically purchase retrocessional coverage for one or more of the following reasons: to manage our overall catastrophe events or aggregate exposure, reduce our net liability on individual risks, obtain additional underwriting capacity, and balance our underwriting portfolio.

Link to Table of Contents
The amount of retrocessional coverage that we purchase varies based on numerous factors, including the inherent volatility and risk accumulation of the portfolio of business we write and our capital base. Our portfolio, and by extension our gross risk position, will change in size from year to year depending on market opportunities, so it is difficult to predict the level of retrocessional coverage that we will purchase in any future year.

We generally purchase uncollateralized retrocessional coverage from reinsurers with a minimum financial strength rating of “A- (Excellent)” from A.M. Best Company, Inc. (“A.M. Best”) or an equivalent rating from a recognized rating service. For lower-rated or non-rated reinsurers, we endeavor to obtain and monitor collateral in the form of cash, funds withheld, letters of credit, regulatory trusts, or other collateral in the form of guarantees. At December 31, 2021, the aggregate amount due from reinsurers from retrocessional coverages represents 2.1% (December 31, 2020: 3.4%) of our gross loss reserves. For further details, please see Note 8 to the consolidated financial statements. We regularly evaluate the financial condition of our reinsurers to assess their ability to honor their obligations. At December 31, 2021, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2020: $0.1 million).

Claims Management

Our claims management process begins upon receiving claims notifications from our clients or third-party administrators. We review reserving and settlement authority under the individual contract requirements and, as necessary, discuss with the contract’s underwriter. Our in-house claims officer oversees claims reviews and provides approval for complex or large claim settlements. Claims above the claims officer’s authority are referred to the general counsel, together with the claims officer’s recommendations, for secondary approval. Our Chief Executive Officer must approve claim payments above a certain threshold. We believe that this process ensures that we pay claims in accordance with each contract's terms and conditions.

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

We engage independent external actuaries who review and provide opinions on these reserve estimates at least once a year. Due to the use of different assumptions and loss experience, the amount we establish as reserves with respect to individual risks, clients, transactions, or business lines may be greater or less than those set by our clients or ceding companies. Reserves include claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement. Additional underwriting liabilities include unearned premiums, premium deposits, and profit commissions earned but not yet paid.

Reserves represent an estimate rather than an exact quantification. Although the methods for establishing reserves are well established, many assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. We base our estimates on our assessment of facts and circumstances, future trends in claim severity and frequency, judicial theories of liability, and other factors, including the actions of third parties, which are beyond our control. See Note 7 of the accompanying consolidated financial statements for a reconciliation of claims reserves, loss development tables by accident year, and explanations of significant prior period loss development movements. See “Item 1A. Risk Factors — Risks Relating to Our

Link to Table of Contents
Business — If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected.

Collateral Arrangements and Letter of Credit Facilities

We are licensed and admitted as an insurer only in the Cayman Islands and the European Economic Area. Many jurisdictions, including the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if they obtain such reinsurance from unlicensed or non-admitted insurers without appropriate collateral. As a result, our U.S. clients and a portion of our non-U.S. clients require us to provide collateral for the contracts we bind with them. We provide collateral as funds withheld, trust arrangements, or letters of credit. At December 31, 2021, we had one letter of credit facility with a limit of $275.0 million (2020: $275.0 million). At December 31, 2021, we had issued letters of credit totaling $136.8 million (2020: $135.3 million) to clients. Additionally, at December 31, 2021, we had pledged $497.1 million (2020: $607.8 million) as collateral through trust arrangements.

Competition

The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings, and have developed long-standing client relationships.

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, Axis, Everest Re, Hamilton Re, Hannover Re, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers, and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. See "Item 1A – Risk Factors – Risks Relating to Our Business – Competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.”

Ratings

Our current “A- (Excellent)” rating with a stable outlook from A.M. Best is the fourth highest of 13 ratings. We believe that a strong rating is an important factor in marketing reinsurance products to clients and brokers. These ratings reflect the rating agency’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. It is not an evaluation directed toward the investors’ protection or a recommendation to buy, sell or hold our Class A ordinary shares.

The failure to maintain a strong rating may significantly and negatively affect our ability to implement our business strategy. See “Item 1A. Risk Factors — Risks Relating to Our Business — A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully. ”

Regulations

Cayman Islands Insurance Regulation

The legislative framework for conducting insurance and reinsurance business in and from within the Cayman Islands is composed of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”), which became effective in the Cayman Islands effective November 1, 2012.

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
The International Tax Co-operation (Economic Substance) Act (2020 Revision) and International Tax Co-operation (Economic Substance) Regulations, 2020, were published on January 14, 2020, and August 11, 2020, respectively (together, the “ES Act”). The latest version of the Guidance on Economic Substance for Geographically Mobile Activities (“ES Guidance”) was published on July 13, 2020.

Commencing January 2020, Greenlight Capital Re and Greenlight Re are required to confirm their economic substance classification and submit this classification to the TIA as a prerequisite to the Annual Return filing.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Ireland Insurance Regulations

Our Irish subsidiary, GRIL, is authorized as a non-life reinsurance undertaking by the CBI in accordance with the European Union (Insurance and Reinsurance) Regulations 2015 (the "Irish Regulations"). The Irish Regulations give effect in Ireland to EU Directive 2009/138/EC (known as "Solvency II"), which introduced a new European regulatory regime for insurers and reinsurers with effect from January 1, 2016. Solvency II is supplemented by the European Commission Delegated Regulation (EU) 2015/35, other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“Delegated Acts and Guidelines”). GRIL is required to comply at all times with the Irish Regulations, the Irish Insurance Acts 1909 to 2018, regulations relating to insurance business or reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2018 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by CBI (collectively the “Irish Insurance Acts and Regulations”). In addition, GRIL is required to comply with the Delegated Acts and Guidelines and must meet risk-based solvency requirements imposed under Solvency II on insurers and reinsurers across all member states, including Ireland. Solvency II and the Delegated Acts and Guidelines set out classification and eligibility requirements, including the characteristics which capital, including any capital contribution, must display to qualify as regulatory capital.

GRIL is also required to comply with the European Union (Insurance Distribution) Regulations 2018 (the "2018 Regulations"), which apply to distributors of insurance and reinsurance products (including insurers and reinsurers). The 2018 Regulations give effect in Ireland to Directive (EU) 2016/97 (known as the "IDD") and strengthen the regulatory regime applicable to distribution activities through increased transparency, information, and conduct requirements. On May 25, 2018, the General Data Protection Regulation (the "GDPR") came into force across the EU. The GDPR significantly increases the organizations’ obligations and responsibilities in collecting, using, storing, and protecting personal data. Organizations in breach of the GDPR may incur sizable financial penalties.

Link to Table of Contents
Overview of Investments

Our investment portfolio is managed by DME Advisors, LP (“DME Advisors”), a value-oriented investment advisor that analyzes companies’ available financial data, business strategies, and prospects to identify undervalued and overvalued securities. DME Advisors is controlled by David Einhorn, the Chairman of our Board of Directors and the President of Greenlight Capital, Inc.

We have entered into an amended and restated exempted limited partnership agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, GRIL and the initial limited partner (each, a “Partner”). We present our investment in SILP under the caption “Investment in related party investment fund” in our consolidated balance sheets.

On September 1, 2018, SILP entered into an investment advisory agreement (the “IAA”) with DME Advisors, with an initial term ending on August 31, 2023, subject to automatic extensions for successive three-year terms. DME Advisors has the contractual right to manage substantially all of our investable assets and is required to follow our investment guidelines and act in a fair and equitable manner in allocating investment opportunities to SILP. However, DME Advisors is not otherwise restricted with respect to the nature or timing of making investments for SILP.

On February 26, 2019, effective as of September 1, 2018, we entered into Amendment No. 1 to the SILP LPA. The amendment revised the mechanics for calculating the Carryforward Account and Performance Allocation (as defined in the SILP LPA) to consider withdrawals from and subsequent recontributions of capital to SILP. On January 7, 2021, effective as of January 1, 2021, we entered into a second amendment to the SILP LPA, which amended (a) the definition of “Additional Investment Ratio” and (b) each of the defined terms “Greenlight Re Surplus” and “GRIL Surplus.” The second amendment to the SILP LPA also incorporated the requirement that the Investment Portfolio, as defined in the SILP LPA, will not exceed 50% of GLRE Surplus.

DME Advisors receives a monthly management fee at an annual rate of 1.5% of each limited partner’s Investment Portfolio, as provided in the SILP LPA. DME II receives a performance allocation based on the positive performance change of each limited partner’s capital account equal to 20% of net profits calculated per annum, subject to a loss carryforward provision.

The loss carryforward provision allows DME II to earn a reduced performance allocation of 10% on net profits in any year after the year in which a limited partner’s capital account incurs a loss until the limited partner has recouped all losses and has earned an additional amount equal to 150% of the loss. DME II is not entitled to a performance allocation in a year in which a capital account incurs a loss.

DME Advisors is required to follow our investment guidelines and act in a manner that it considers fair and equitable in allocating investment opportunities to us and SILP. However, the IAA does not otherwise impose any specific obligations or requirements concerning the allocation of time, effort, or investment opportunities to us and SILP or any restrictions on the nature or timing of investments for our or SILP’s account or other accounts that DME Advisors or its affiliates may manage. DME Advisors can outsource to sub-advisors without our consent or approval. If DME Advisors and any of its affiliates attempt to invest in the same opportunity simultaneously, DME Advisors and its affiliates may allocate the opportunity as they determine reasonably. Affiliates of DME Advisors presently serve as the general partner or the investment advisor of Greenlight Capital, LP, Greenlight Capital Offshore Qualified, Ltd., GCOQ Intermediate, LP, Greenlight Capital Offshore Partners, Ltd., Greenlight Capital Investors, LP, Greenlight Capital Offshore Investors, Ltd., GCOI Intermediate, LP, Greenlight Capital Offshore Master, Ltd., Greenlight Masters, LP, Greenlight Masters Qualified, LP, Greenlight Masters Offshore, Ltd., Greenlight Masters Offshore I, Ltd., Greenlight Masters Offshore Partners and Greenlight Masters Partners (collectively, the “Greenlight Funds”).

We have agreed to use commercially reasonable efforts to cause all of our current and future subsidiaries to enter into the SILP LPA. Under the SILP LPA, we are contractually obligated to use commercially reasonable efforts to cause substantially all investable assets of Greenlight Re and GRIL, with limited exceptions, to be contributed to SILP.

We have agreed to release DME II, and DME Advisors and their affiliates from any liability arising out of the IAA or the SILP LPA, subject to certain exceptions. Furthermore, DME II has agreed to indemnify us against any liability incurred in connection with certain actions.

Under the SILP LPA, either of the GLRE Limited Partners may voluntarily withdraw all or part of its capital account for its operating needs by giving DME II at least three business days’ notice. Either of the GLRE Limited Partners may withdraw as a partner and fully withdraw all of its capital account from SILP on three business days’ notice if the limited partner’s board declares that a cause for withdrawal exists as per the SILP LPA.

Link to Table of Contents

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

Our Board of Directors reviews our investment portfolio activities and oversees our investment guidelines to meet our investment objectives. We believe our investment approach, while generating returns less predictable than those of traditional fixed-income portfolios, complements our reinsurance business and will achieve higher rates of return over the long term than reinsurance companies that invest predominantly in fixed-income securities. We have designed our investment guidelines to maintain adequate liquidity to fund our reinsurance operations.

DME Advisors is contractually obligated to adhere to our investment guidelines and make investment decisions on our behalf. These decisions may include buying publicly listed equity securities and corporate debt, selling securities short, and investing in private placements, futures, currencies, commodities, credit default swaps, interest rate swaps, sovereign debt, derivatives, and other instruments.

Investment Guidelines

The investment guidelines adopted by the respective Boards of Directors of Greenlight Re and GRIL, which may be amended, modified or waived from time to time, take into account restrictions imposed on us by regulators, our liability mix, requirements to maintain an appropriate claims-paying rating by ratings agencies and requirements of lenders.

At the date hereof, Greenlight Re’s investment guidelines, which Greenlight Re’s board of directors may amend at any time, are as follows:

●
Composition of Investments: At least 80% of the assets in its Investment Portfolio (as defined in the SILP LPA) will be held in debt or equity securities (including swaps) of publicly-traded companies (or their subsidiaries), governments of the Organization of Economic Co-operation and Development high-income countries, cash, cash equivalents, and gold. No more than 10% of Greenlight Re Surplus (as defined in the SILP LPA) will be held in private equity securities.

●
Concentration of Investments: Other than cash, cash equivalents, United States government obligations, and gold, no single investment in its Investment Portfolio will constitute more than 10% of Greenlight Re Surplus.

●
Liquidity: Assets will be invested in such fashion that Greenlight Re has a reasonable expectation that it can meet any of its liabilities as they become due. Greenlight Re will review with the Investment Advisor the liquidity of the portfolio on a periodic basis.

●
Monitoring:Greenlight Re will require the Investment Advisor to re-evaluate each position in its Investment Portfolio, monitor changes in intrinsic value and trading value, and provide monthly reports on its Investment Portfolio to Greenlight Re as Greenlight Re may reasonably determine.

●
Leverage: No new investments to increase net long exposure shall be made when Greenlight Re’s pro-rata share of Assets (excluding cash equivalents) exceed its Investment Portfolio. In any event, Greenlight Re’s pro-rata share of Assets (excluding cash equivalents) may not exceed 110% of its Investment Portfolio.

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

Link to Table of Contents
The investment guidelines for GRIL are identical to Greenlight Re’s except for (a) currency hedging guidelines, which do not apply to GRIL, and (b) Concentration of Investments and Credit default swaps, which for GRIL are as follows:

●
Concentration of Investments: Other than cash, cash equivalents, and United States government obligations, (1) no single investment in its Investment Portfolio will constitute more than 7.5% of GRIL Surplus (as defined in the SILP LPA), (2) the ten largest investments shall not constitute greater than 40% of GRIL Surplus, and (3) its Investment Portfolio shall at all times be composed of a minimum of 50 debt or equity securities of publicly traded companies (or their subsidiaries).

●	Credit default swaps: The sale of credit default swaps is prohibited.

At December 31, 2021, taking into account a waiver provided by the Board of Directors of Greenlight Re, relating to SILP’s concentration in a single investment, DME Advisors was in compliance with each of Greenlight Re’s and GRIL’s investment guidelines. See “Risk Factors – SILP may be concentrated in a few large positions, which could result in investment volatility and large losses.”

Investment Results

Composition

The following table summarizes the investments as reported in the consolidated financial statements:

	December 31
	2021		2020
	($ in thousands)
Investment in related party investment fund	$183,591	79.5%	$166,735	85.0%
Private investments and unlisted equities	47,049	20.4	21,793	11.1
Derivative financial instruments (not designated as hedging instruments)	335	0.1	1,080	0.6
Investment accounted for under the equity method	—	—	6,545	3.3
Total investments	$230,975	100.0%	$196,153	100.0%

DME Advisors reports the composition of SILP’s portfolio on a delta-adjusted basis, which it believes is the appropriate manner to assess the exposure and profile of investments and reflects how it manages the portfolio. An option’s delta is the option price’s sensitivity to the underlying stock (or commodity) price. The delta adjusted basis is the number of shares or contracts underlying the option multiplied by the delta and the underlying stock (or commodity) price.

The following table represents the composition of SILP’s investments at December 31, 2021, and December 31, 2020:

	December 31
	2021 [1]		2020 [2]
	Long %	Short %	Long %	Short %
Debt instruments	1.1%	—%	0.1%	—%
Equities and related derivatives	79.1	45.0	40.4	21.2
Private and unlisted equity securities	4.0	—	2.4	—
Total	84.2%	45.0%	42.9%	21.2%
1 Effective January 1, 2021, the Investment Portfolio, and the corresponding exposure, is calculated on the basis of 50% of GLRE Surplus.
2 Prior to January 1, 2021, the Investment Portfolio and the corresponding exposure, was calculated on the basis of several factors, including the Companies’ shares of Solasglas’s net asset value, collateral posted by the Companies, and the Companies’ net reserves.

The above exposure analysis does not include cash (U.S. dollar and foreign currencies), gold and other commodities, credit default swaps, sovereign debt, foreign currency derivatives, interest rate options, and other macro positions. Under this methodology, a total return swap’s exposure is reported at its full notional amount. Options are reported at their delta-adjusted basis. At December 31, 2021, SILP’s exposure to gold on a delta-adjusted basis was 8.1% (2020: 3.7% ).

Link to Table of Contents
The following table represents the composition of SILP by industry sector at December 31, 2021:

Sector	Long %	Short %	Net %
Communication Services	3.1%	(3.6)%	(0.5)%
Consumer Discretionary	34.2	(11.0)	23.2
Consumer Staples	0.3	(1.0)	(0.7)
Energy	4.3	(0.2)	4.1
Financial	10.7	(5.6)	5.1
Healthcare	6.0	(4.8)	1.2
Industrials	7.9	(6.4)	1.5
Materials	10.7	(0.2)	10.5
Real Estate	—	(3.4)	(3.4)
Technology	5.4	(8.6)	(3.2)
Utilities	—	(0.2)	(0.2)
Other	1.6	—	1.6
Total	84.2%	(45.0)%	39.2%

The following table represents the composition of our investments in SILP, by the market capitalization of the underlying security, at December 31, 2021:

Capitalization	Long %	Short %	Net %
Mega Cap Equity (≥$25 billion)	4.0%	(16.2)%	(12.2)%
Large Cap Equity (≥$10 billion and <$25 billion)	4.4	(12.0)	(7.6)
Mid Cap Equity (≥$2 billion and <$10 billion)	38.2	(15.3)	22.9
Small Cap Equity (<$2 billion)	32.5	(1.5)	31.0
Debt Instruments	1.1	—	1.1
Other Investments	4.0	—	4.0
Total	84.2%	(45.0)%	39.2%

Investment Returns

In accordance with the SILP LPA, DME Advisors constructs a levered investment portfolio as agreed with the Company (the “Investment Portfolio” as defined in the SILP LPA). Investment returns, net of all fees and expenses, by quarter for the last five years are as follows: (1)

Quarter	2021	2020	2019	2018	2017
1st	1.5%	(8.1)%	6.2%	(11.8)%	0.9%
2nd	(0.9)	0.3	2.7	(3.8)	(3.4)
3rd	(2.7)	1.4	1.2	(8.4)	5.5
4th	9.9	8.4	(1.0)	(10.2)	(1.3)
Full Year	7.5%	1.4%	9.3%	(30.3)%	1.5%

    (1)    Investment returns are calculated monthly and compounded to calculate the quarterly and annual returns generated by our Investment Portfolio. Past performance is not necessarily indicative of future results. The monthly investment return is calculated by dividing the investment income/loss (net of fees and expenses) by the Investment Portfolio. Effective January 1, 2021, the Investment Portfolio is calculated on the basis of 50% of GLRE Surplus, or the shareholders’ equity of Greenlight Capital Re, Ltd., as reported in Greenlight Capital Re, Ltd.’s then most recent quarterly U.S. GAAP financial statements. It is adjusted monthly for the Companies’ net profits and net losses as reported by Solasglas during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated on the basis of several factors, including the Companies’ shares of Solasglas’s net asset value, collateral posted by the Companies, and the Companies’ net reserves.

Link to Table of Contents
Internal Risk Management

Our Chief Risk Officer is responsible for constructing and reviewing our internal risk management function. A primary objective of our risk management function is to ensure that our underwriting efforts comply with explicitly stated underwriting appetites. We design these appetites to balance our risk position size with our expertise and the available margins while containing the cost of incorrectly assessing risks and rewards. In doing so, our risk management function designs, implements, and oversees a range of operational and underwriting controls to support the organization. We frequently review our investment and underwriting portfolios to assess the impact on capital under stressed scenarios. With the assistance of DME Advisors, we analyze our investment assets and liabilities, including the numerous risk components in our portfolio, such as concentration risk and liquidity risk.

Information Technology

We have most of our information technology infrastructure primarily at an off-site, secure data center hosted by Microsoft. We have increased our use of cloud-based services as the security and reliability have proven cost effective and provide the high levels of service and redundancy required.

We have implemented backup procedures to ensure we save key data daily and we can restore it promptly as needed.

We have a disaster recovery plan for our information technology infrastructure that includes data and system snapshots with restore points. We believe we can access our core systems with minor outages and restore our primary systems within our MTTR (mean time to restore).

We protect our information systems with physical, electronic, and software safeguards considered appropriate by our management. We employ a specialist vendor to monitor our systems for security events and risks within our network. We regularly provide security risk awareness education and training to our staff. Despite these efforts, computer viruses, hackers, employee misuse or misconduct, and other internal or external hazards could expose our data systems to security breaches, cyber-attacks, or other disruptions. See “Item 1A. Risk Factors — Risks Related to Our Business — Operational risks, including human or systems failures, are inherent in our business.”

Human Capital

At March 4, 2022, we had 44 full-time employees, 29 of whom were based in Grand Cayman, Cayman Islands, eleven in Dublin, Ireland, and four in London, United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We also engage consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

We are committed to advancement and innovation through investing in our employees’ professional development. We have implemented an employee training and development policy to encourage our employees to take advantage of training and development opportunities.

We have designed our performance-driven compensation policy to attract and retain talent. We use short-term compensation composed of base salary and annual cash bonuses and long-term compensation composed of stock options, restricted share units, and restricted shares, as applicable, to align our employees’ and executive officers’ interests with those of our shareholders. In addition, from time to time and under certain circumstances, we award sign-on bonuses, retention bonuses, and other bonuses opportunities. We also offer welfare benefits and other perquisites, including a defined contribution pension plan, and medical insurance coverage for our employees. As part of our commitment to supporting our employees, we match any contributions made by our employees to charities and not-for-profit organizations.

We believe our employees are fairly compensated, without regard to gender, race, and ethnicity. We believe in creating and maintaining a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. Each of our employees annually acknowledges complying with our Code of Business Conduct and Ethics, which provides employees with access to an anonymous whistleblower hotline to report any violations. Our Code of Business Conduct and Ethics is available on our website.

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

Glossary of Selected Reinsurance Terms

Accident & Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Acquisition costs	Ceding commissions, profit commissions, brokerage fees, premium taxes, and other direct expenses relating directly to premium production.
Acquisition cost ratio	The acquisition cost ratio is calculated by dividing net acquisition costs by net premiums earned.
Actuary	A person professionally trained in the mathematical and technical aspects of insurance and related fields particularly, in calculating premiums, loss reserves, and other values.
Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policyholder and a primary insurer, on behalf of the policyholder, (2) a primary insurer and a reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Capacity	Capacity is the percentage of surplus that an insurer or reinsurer is willing or able to place at risk or the dollar amount of exposure it is willing to assume. Capacity may apply to a single risk, a program, a business line, or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions, or indirect financial restrictions such as capital adequacy requirements.
Casualty reinsurance	Casualty reinsurance is primarily concerned with the losses caused by injuries to third persons (persons other than the policyholder) and the legal liability imposed on the policyholder resulting therefrom. Casualty reinsurance includes but is not limited to workers’ compensation, automobile liability, and general liability. A greater degree of unpredictability is generally associated with casualty risks known as ‘‘long-tail risks,’’ where losses take time to become known, and a claim may be separated from the circumstances that caused it by several years. An example of a long-tail casualty risk includes the use of certain drugs that may cause cancer or birth defects. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims due to the long-tail nature of the underlying casualty risks and their greater potential for litigation.
Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, tsunamis, hailstorms, tornados, derechos, severe winter weather, floods, fires, explosions, volcanic eruptions, and other natural or human-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism, and geopolitical instability.
Cede; cedent	When a party reinsures its liability to another party, it ‘‘cedes’’ business to the reinsurer and is referred to as the ‘‘client.’’
Claim	Request by an insured or reinsured for indemnification by an insurance or reinsurance company for loss incurred from an insured peril or event.
Client	A party whose liability is reinsured by a reinsurer. Also known as a cedent.
Combined ratio	The combined ratio is the sum of the loss ratio, acquisition cost ratio, and underwriting expense ratio.
Composite ratio	The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses, and acquisition costs, excluding underwriting-related general and administrative expenses, to net premiums earned, or equivalently, the sum of the loss ratio and acquisition cost ratio.
Corporate expenses	Corporate expenses include those costs associated with operating as a publicly listed entity and an allocation of other general and administrative expenses.
Development	The difference between the amount of reserves for losses and loss adjustment expenses initially estimated by an insurer or reinsurer and the amount re-estimated in an evaluation at a later date.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses above a specified dollar or percentage loss ratio amount.

Link to Table of Contents

Financial strength rating	The opinion of rating agencies regarding an insurance or reinsurance company’s financial ability to meet its financial obligations under its policies.
Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd's as security for a member’s underwriting activities. They comprise the member’s deposit, personal reserve fund, and special reserve fund. They may be drawn down if the member’s syndicate-level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member's premium income limit and also the nature of the underwriting account.
Gross premiums written	Total premiums for assumed reinsurance during a given period.
Health insurance	Insurance against loss by illness or bodily injury. Health insurance provides coverage for medicine, visits to the doctor or emergency room, hospital stays, and other medical expenses.
Incurred but not reported (IBNR)	Reserves for estimated loss and loss adjustment expenses incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses known to the insurer or reinsurer.
Lloyd’s	Depending on the context, this term may refer to - (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates. Lloyd’s is not an insurance company; (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense, Lloyd’s should be understood as a marketplace; or (c) the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement costs. Also known as claim adjustment expenses.
Loss ratio	The loss ratio is calculated by dividing net loss and loss adjustment expenses incurred by net premiums earned.
Loss reserves and loss adjustment expense reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance contracts it has written. Reserves are established for losses and loss adjustment expenses, and consist of reserves established for individual reported claims and incurred but not reported losses.
Multi-line	Contracts that cover more than one line of business.
Net financial impact	The net impact of prior period loss development after taking into account net losses and loss expenses incurred, earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs and profit commissions.
Net premiums written	An insurer’s gross premiums written, less premiums ceded to reinsurers.
Non-admitted insurers	An insurer not licensed to do business in the jurisdiction in question. Also known as an unauthorized insurer and unlicensed insurer.
Premiums; written, earned, and unearned	Premiums represent the cost of insurance paid by the cedent or insured to the insurer or reinsurer. Written represents the total amount of premiums received, and earned represents the amount recognized as income over a period of time. Unearned is the difference between written and earned premiums.
Probable maximum loss (PML)	PML is the anticipated loss, taking into account contract terms and limits, caused by a natural catastrophe affecting a broad geographic area, such as that caused by an earthquake or hurricane.
Professional liability insurance	Professional liability insurance protects a company and its representatives against legal claims arising from error or misconduct in providing or failing to provide professional services. This coverage type includes errors and omissions policies, directors and officers coverage, and specialty coverage like employment practices liability insurance.
Profit commission	A commission paid by a reinsurer to a ceding insurer based on a predetermined percentage of the profit realized by the reinsurer on the ceded business.
Property insurance	Property insurance covers a business’s building and its contents—money and securities, records, inventory, furniture, machinery, supplies, and even intangible assets such as trademarks—when damage, theft. or loss occurs.

Link to Table of Contents

Property catastrophe reinsurance	Property catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, meaning that they protect against losses from natural and human-made catastrophes. Losses on these contracts typically stem from direct property damage and business interruption.
Proportional reinsurance	All forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. In proportional reinsurance, the reinsurer generally pays the client a ceding commission. The ceding commission is generally based on the client’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments, and miscellaneous administrative expenses) and may include a profit component. Frequently referred to as quota-share reinsurance.
Quota-share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each underlying insurance contract being reinsured.
Reinstatement premium	A Premium charged for the reinstatement of the amount of reinsurance coverage to its full amount otherwise reduced as a result of a reinsurance loss payment.
Reinsurance	An arrangement in which a reinsurer agrees to indemnify an insurance company, the client, against all or a portion of the insurance risks underwritten by the client under one or more policies. Reinsurance can provide a client with several benefits, including reducing net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a client with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the client. Reinsurance does not legally discharge the client from its liability with respect to its obligations to the insured.
Reinsurer	An insurance company that assumes part of the risk in exchange for part of the premium to a primary insurer.
Retrocession; retrocessional coverage	A transaction whereby a reinsurer cedes to another reinsurer, commonly referred to as the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
Risk-free rate	The interest rate on a riskless or safe asset, usually taken to be a short-term U.S. government security.
Risk transfer	The shifting of all or a part of a risk to another party.
Severity business	Insurance/reinsurance characterized by contracts containing the potential for significant losses emanating from one event.
Surety and fidelity insurance	Surety and fidelity insurance includes (1) insurance guaranteeing the fidelity of persons holding positions of public or private trust; (2) insurance guaranteeing the performance of contracts, other than insurance policies, and guaranteeing and executing bonds, undertakings, and contracts of suretyship; and (3) insurance indemnifying banks, bankers, brokers, financial or moneyed corporations or associations against loss.
Underwriter	An employee of an insurance or reinsurance company who examines, accepts, or rejects risks and classifies risks to charge an appropriate premium for each accepted risk.
Underwriting	The process of evaluating, defining, and pricing reinsurance risks including, where appropriate, the rejection of such risks, and the acceptance of the obligation to pay the reinsured under the terms of the contract.
Underwriting expense	Underwriting expenses include those expenses directly related to underwriting activities that are not eligible to be capitalized and an allocation of other general and administrative expenses.
Underwriting expense ratio
The underwriting expense ratio includes those expenses directly related to underwriting activities and an allocation of other general and administrative expenses. Therefore, the underwriting expense ratio is the ratio of underwriting expenses to net premiums earned. The underwriting expense ratio also incorporates interest income and expenses from deposit-accounted contracts.

Workers’ compensation insurance	Workers’ compensation insurance provides medical, disability, and lost-wage benefits to employees for injuries and illness sustained in the course of their employment.

Link to Table of Contents
ITEM 1A. RISK FACTORS

The following risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks Relating to Our Business

•A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully.
•Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects.
•The impact of COVID-19 and related risks could materially and adversely affect our results of operations, financial position, and liquidity.
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
•The performance of our Innovations investments could result in financial losses and reduce our capital.
•SILP effectuates short sales that subject our capital accounts to material and adverse loss potential.
•Under our investment management structure, we have limited control over SILP
•Apart from funds required for collateral purposes, substantially all of our investable assets are or are expected to be invested with SILP. As a result, we depend upon DME II to implement our investment strategy.
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
•The Tax Cuts and Jobs Act of 2017 (the “TCJA”) may cause us to undertake changes to the manner in which we conduct our business and could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings.
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

Greenlight Re’s A.M. Best rating of “A- (Excellent)” with a stable outlook is the fourth highest of 13 ratings that A.M. Best issues. A.M. Best periodically reviews our ratings and may revise one or more of our ratings downward or revoke them at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors that may affect such an analysis include:

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

The performance of our operations will likely fluctuate from period to period. Fluctuations in our results of operations will result from a variety of factors, including:

●	our assessment of the quality of available reinsurance opportunities;
●	loss experience on our reinsurance contracts;
●	reinsurance contract pricing;
●	the volume and mix of reinsurance products we underwrite;
●	the performance of our Innovations investments and our investment in SILP ; and
●	our ability to assess and integrate our risk management strategy properly.

We seek attractive opportunities to underwrite products and make investments to achieve favorable returns on equity over the long term. SILP’s investment strategy to invest primarily in long and short positions in publicly-traded equity and debt instruments is subject to market volatility and is likely to be more volatile than traditional fixed-income portfolios that are composed primarily of investment grade bonds. The performance of our Innovations investments in start-up and early stage companies for which there may be no active markets may adversely impact our results of operations. In addition, our

Link to Table of Contents
differentiated strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Additionally, if actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations could be materially adversely affected. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

●
Investments. Disruptions in global financial markets (similar to those during 2020) due to the continuing impact of COVID-19 could result in investment losses, including potential impairments in our private equity investments relating to Innovations. For further discussion of the risks related to our investment portfolio see “Risks Relating to Our Investment Strategy and Our Investment Advisor” included in “Part I-Item 1A-Risk Factors”.

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

Certain of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M. Best ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement. We expect that similar provisions will also be included in some

Link to Table of Contents
contracts in the future. Whether a client would exercise such cancellation rights would likely depend, among other things, on the reason the provision is triggered, the prevailing market conditions, the degree of unexpired coverage and the pricing and availability of replacement reinsurance coverage. We cannot predict how many of our clients would ultimately exercise such rights. The exercise of such rights in aggregate could have a significant effect on our financial condition, results of operations and our underwriting capacity.

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

Our competitors vary according to the individual market and situation. Generally, they include Arch Capital, Axis, Everest Re, Hamilton Re, Hannover Re, RenaissanceRe, SiriusPoint, and smaller companies, other niche reinsurers, and Lloyd’s syndicates and their related entities. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these and other larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business that we write.

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

Link to Table of Contents
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

Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves contained in our financial statements and could negatively affect our results of operations. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected. For a summary of the effects of reserve re-estimation on prior year reserves and net income, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves”

Inflation may adversely impact our results of operations or financial condition.

Our operations are susceptible to inflation, which could cause loss costs to increase, and could impact the performance of our investment portfolio.

Although we consider the potential effects of inflation in the underwriting process, underestimating inflation levels could result in underpricing the risks we reinsure. Additionally, our reserving models include assumptions about future payments for the settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write and litigation costs. Inflation may cause costs to increase above loss reserves established for claims. In that case, we will be required to increase our loss reserves with a corresponding reduction in net income in the period the deficiency is identified, which may have a material adverse effect on our results of operations and financial condition. Unanticipated higher inflation could also lead to higher interest rates, potentially negatively impacting the value of any rate-sensitive financial instruments held by SILP.

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

The effects of unforeseen developments or substantial government intervention could adversely impact our ability to attain our goals. For example, due to the evolving and highly uncertain nature of COVID-19, it is currently not possible to estimate the direct or indirect impacts this pandemic may have on our business. As COVID-19 continues to be a global pandemic, it could materially and adversely affect our results of operations, financial condition and liquidity due to the disruptions to commerce, reduced economic activity and other consequences of a pandemic.

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

Link to Table of Contents
but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

The inability to obtain business provided from brokers could materially and adversely affect our ability to implement our business strategy and results of operations.

Substantially all of our business is placed through brokered transactions, which involve a limited number of reinsurance brokers which exposes us to concentration risk. Our three largest brokers each accounted for more than 10% of our gross written premiums, and in the aggregate they accounted for approximately 67.4% of our gross premiums written in 2021. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. To lose or fail to expand all or a substantial portion of the business provided through brokers, could materially and adversely affect our business and results of operations.

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

Claims from catastrophic events such as hurricanes, typhoons, derecho and wildfires from 2017 to 2021 have reduced our earnings and caused substantial volatility in our results of operations and have affected our financial condition. Future catastrophic events may materially reduce our earnings and cause further volatility in our results of operations and the corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

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

We could face unanticipated losses on our reinsurance contracts from geopolitical instability which could have a material adverse effect on our financial condition and results of operations.

We could be exposed to unexpected losses on our reinsurance contracts resulting from political unrest, geopolitical instability, and other politically driven events globally. These risks are inherently unpredictable and it is difficult to predict the timing of these events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially and adversely affected.

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

We do not currently maintain key man life insurance with respect to any of our senior management, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, Chief Risk Officer, or General Counsel. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be materially and adversely affected.

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

Link to Table of Contents
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

Our reinsurance balances receivable from brokers and cedents at December 31, 2021 totaled $405.4 million, which included premiums, ceding commissions receivable as well as funds at Lloyds of London, a majority of which are not collateralized. We cannot provide assurance that such receivables will be collected or that valuation allowances or write downs for uncollectible recoverable amounts will not be required in future periods.

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

We purchase reinsurance for certain liabilities we reinsure in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessionaire to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider necessary for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocessional coverage from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could materially and adversely affect our business, financial condition and results of operations.

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
Non-compliance with laws, regulations and taxation regarding transactions with international counterparties may adversely affect our business.

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

Link to Table of Contents
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

The Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Capital and Solvency Regulations”) impose on Greenlight Re a minimum capital requirement of US$50 million, a prescribed capital requirement of US$222.6 million and a requirement to maintain solvency equal to or in excess of the total prescribed capital requirement (the “Capital Requirements”). At December 31, 2021, Greenlight Re was in compliance with the Capital Requirements.

Under the prudential regime applying prior to the introduction of Solvency II, GRIL, our Irish subsidiary, was required to maintain statutory reserves, particularly in respect of underwriting liabilities. GRIL is required to comply with risk-based solvency requirements under Solvency II including calculating and maintaining a minimum capital requirement and solvency capital requirement. At December 31, 2021, GRIL’s minimum capital requirement and solvency capital requirement was approximately $10.6 million and $42.6 million, respectively. At December 31, 2021, GRIL has been in compliance with the capital requirements required under the Irish Insurance Acts and Regulations.

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

Our investment guidelines provide that SILP may commit up to, but not more than, 10% of Greenlight Re Surplus (as defined in the SILP LPA) and 7.5% of GRIL Surplus (as defined in the SILP LPA) to any single investment, unless a waiver has been obtained by the board of directors of Greenlight Re or GRIL, as applicable. At December 31, 2021, SILP, along with certain affiliates of DME Advisors, collectively owned 34.3% of of Green Brick Partners, Inc., a publicly traded company (NYSE: GRBK) (the “GRBK Shares”). At December 31, 2021, SILP had invested more than 10% of Greenlight Re Surplus in GRBK. Under applicable securities laws, DME Advisors may be unable to, or be limited in its ability to trade GRBK Shares of behalf of SILP. As of the date of this filing, the board of directors of Greenlight Re had waived the applicable investment guidelines to allow SILP’s investment in the GRBK Shares to exceed the 10% threshold. The board of directors of Greenlight Re and GRIL may grant future waivers relating to the GRBK Shares.

In addition, GRIL’s investment guidelines require that the 10 largest investments shall not constitute more than 40% of the GRIL Surplus and GRIL’s investment portfolio shall at all times, unless waived by the GRIL board of directors, be composed of a minimum of 50 debt or equity securities of publicly traded companies. From time to time SILP may hold a few, relatively large security positions in relation to our capital accounts. Since SILP may not be widely diversified by security or by industry, it may be subject to more rapid changes in value than would be the case if our investment portfolio were required to maintain a wide diversification among companies, securities industries and types of securities.

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

The performance of our Innovations investments could result in financial losses and reduce our capital.

Our Innovations investments include private investments and unlisted equities in early stage or start-up entities for which no active market may exit. The valuation of these investments on our consolidated balance sheet may differ significantly from the values that would be used if ready markets existed for the securities representing interests in the relevant entities. If we were to sell these assets (which may be necessary if we need liquidity to pay claims or other expenses), the proceeds may be significantly lower than our carrying values. Furthermore, some of our Innovations investments may be subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short term. Our Innovations investments may become concentrated in a limited number of entities or have significant exposure to certain geographic areas or economic sectors. Concentration of investments can increase investment risk and volatility. Any of the foregoing could result in a decline in our investment performance and capital resources, and accordingly, adversely affect our financial results.

SILP effectuates short sales that subject our capital accounts to material and adverse loss potential.

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

Link to Table of Contents
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

We may derive a significant portion of our income from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio managed by DME Advisors. We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We cannot provide assurance that DME Advisors will successfully structure the investments in SILP in relation to our anticipated liabilities. Failure to do so could force us to liquidate investments at a significant loss or at prices that are not optimal, which could materially and adversely affect our financial results.

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

Link to Table of Contents
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

SILP may trade on margin and use other forms of financial leverage, which may increase the risk of our investment portfolio.

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

Link to Table of Contents
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

Link to Table of Contents

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

Link to Table of Contents
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

Link to Table of Contents
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

Link to Table of Contents

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

At December 31, 2021, David Einhorn owned 18.5% of the issued and outstanding ordinary shares, which given that each Class B share is entitled to ten votes, causes him to exceed the 9.5% limitation imposed on the total voting power of the Class B ordinary shares. Thus, the voting power held by the Class B ordinary shares that is in excess of the 9.5% limitation will be reallocated pro-rata to holders of Class A ordinary shares according to their percentage interest in the Company. However, no shareholder will be allocated voting rights that would cause it to have 9.9% or more of the total voting power of our ordinary shares. The allocation of the voting power of the Class B ordinary shares to a holder of Class A ordinary shares will depend upon the total voting power of the Class B ordinary shares outstanding, as well as the percentage of Class A ordinary shares held by a shareholder and the other holders of Class A ordinary shares. Accordingly, we cannot estimate with precision what multiple of a vote per share a holder of Class A ordinary shares will be allocated as a result of the anticipated reallocation of voting power of the Class B ordinary shares.

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

In general, any of Greenlight Capital Re, Greenlight Re or GRIL would be a PFIC for a taxable year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of its assets produce “passive income”, or are held for the production of passive income. Passive income generally includes interest, dividends and other investment income. However, under an “active insurance” exception, income is not treated as passive if it is derived in the active conduct of an insurance business by a qualifying insurance corporation. A qualifying insurance corporation is an insurance company which has applicable insurance liabilities, as reported on its annual financial statement, exceeding 25% of its total assets. Applicable insurance liabilities means, with respect to our property and casualty reinsurance business, reserves for loss and loss adjustment expenses, and excludes unearned premium reserves.

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

Link to Table of Contents
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

The TCJA may cause us to undertake changes to the manner in which we conduct our business and could subject United States persons who own Class A ordinary shares to United States income taxation on our undistributed earnings.
On December 22, 2017, TCJA was signed into law. The TCJA provides a bright-line test that a non-U.S. insurance company only will receive the benefit, for passive foreign investment company purposes, of being engaged in the active conduct of an insurance business if its applicable insurance liabilities constitute more than 25% of its total assets. For this purpose, the term “applicable insurance liabilities” does not include unearned premium reserves. One of the TCJA’s potential impacts is that this limitation could result in the treatment of offshore insurers or reinsurers that write business on a low frequency/high severity basis, such as property catastrophe companies and financial guaranty companies, as PFICs, as significant reserves for losses may not be recorded until a catastrophic event actually occurs. Accordingly, subject to any future corrections or clarifications that may be made to H.R. 1, or any additional regulations that may be promulgated thereunder, the Company will be treated as a PFIC for any taxable year in which it does not meet the bright-line applicable insurance liabilities requirement of the TCJA.

Link to Table of Contents

At December 31, 2021, 2020, and 2019 the Company met the bright-line applicable insurance liabilities test. However, there is still substantial uncertainty regarding the application of the test. The Company cannot guarantee that it will continue to meet the bright-line applicable insurance liabilities test in future periods. In the event that the Company cannot meet this test, shareholders that are United States persons will be subject to United States income taxation on the Company’s undistributed earnings.

Further changes in United States tax regulations and laws including the rules regarding passive foreign investment companies could have a material impact on our ability to qualify for the insurance company exemption and/or change our status for United States persons who own Class A ordinary shares.

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

Under the 2020 Proposed Regulations, a QIC is in the “active conduct” of an insurance business only if it satisfies either a “factual requirements test” or an “active conduct percentage test.” The factual requirements test requires that the officers and employees of the QIC carry out substantial managerial and operational activities on a regular and continuous basis with respect to its core functions and that they perform virtually all of the active decision-making functions relevant to underwriting functions. The active conduct percentage test generally requires that (i) the total costs incurred by the QIC with respect to its officers and employees for services rendered with respect to its core functions (other than investment activities) equal or exceed 50 percent of total costs incurred by the QIC with respect to its officers and employees and any other person or entities for services rendered with respect to its core functions (other than investment activities) and (ii) to the extent the QIC outsources any part of its core functions to unrelated entities, officers and employees of the QIC with experience and relevant expertise must select and supervise the person that performs the outsourced functions, establish objectives for performance of the outsourced functions and prescribe rigorous guidelines relating to the outsourced functions which are routinely evaluated and updated. Under certain exceptions, however, a QIC (a) that has no or only a nominal number of employees or (b) that is a vehicle that (x) has the effect of securitizing or collateralizing insurance risks underwritten by other insurance or reinsurance companies or (y) is an insurance linked securities fund that invests in securitization vehicles, is deemed not engaged in the active conduct of an insurance business. A QIC’s officers and employees include those of certain affiliates for these purposes. The 2020 Final Regulations contain guidance on the treatment of the assets and income of certain look-through subsidiaries of a QIC, among other provisions related to QICs and PFICs.

We currently expect that the Company would not be a PFIC for the 202 taxable year under the rules described above, were they effective for such year. However, the rules are subject to varying interpretations and are highly dependent on the facts and circumstances, which may change from year to year or within a year. We can offer no assurance whether, in what form or when the 2020 Proposed Regulations could be adopted. We also can offer no assurance as to the potential impact of the 2020 Proposed Regulations or the 2020 Final Regulations for the Company in any year.

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

The TCJA may have a detrimental effect on the Company and its assets.

The regulatory and tax environment globally is evolving, and changes in the regulation or taxation of the Company and its assets may materially adversely shareholders. The TCJA among other things, made significant changes to the rules

Link to Table of Contents
applicable to the taxation of the Company and its assets, such as changing the rules applicable to active insurance income for passive foreign investment company purposes (discussed above), changing rules applicable to controlled foreign investment company purposes, new base erosion rules, changing the general corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and the migration from a worldwide system of taxation to a modified territorial system. At this time the ultimate outcome of the legislation on the Company and its shareholders is uncertain and could be adverse. Shareholders should consult their own tax advisors regarding potential changes in tax laws.

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

On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “two pillar plan.” The global minimum tax rate would apply to overseas profits of multinational firms with annual revenue of more than €750 million. While the implementation of the accord is uncertain and the minimum tax is not expected to apply to the Company as currently proposed, adjustments to the threshold could impact the Company in future periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy our office space in Grand Cayman, Cayman Islands under an operating lease arrangement which expires in 2025. Additionally, we have an operating lease agreement for office space in Dublin, Ireland which expires in 2031, but provides us an option to terminate the lease in 2026 without any penalty. We believe that for the foreseeable future the office spaces in the Cayman Islands and Ireland will be sufficient for conducting our operations.

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

Link to Table of Contents

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and number of holders

Our Class A ordinary shares began publicly trading on the Nasdaq Global Select Market on May 24, 2007 under the symbol “GLRE”.

At March 4, 2022, the number of holders of record of our Class A ordinary shares was approximately 45, not including beneficial owners of shares registered in nominee or street name who represent approximately 94.4% of the Class A ordinary shares issued and outstanding.

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

We currently do not intend to declare and pay dividends on our ordinary shares in the foreseeable future. However, if we decide to pay dividends, we cannot provide assurance that sufficient cash will be available to pay such dividends. In addition, a letter of credit facility prohibits us from paying dividends during an event of default as defined in the letter of credit agreement. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, such as our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends. Further, any future declaration and payment of dividends is discretionary and our Board of Directors may, at any time, modify or revoke our dividend policy on our ordinary shares. Finally, our ability to pay dividends also depends on the ability of our subsidiaries to pay dividends to us. Although Greenlight Capital Re is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are subject to regulatory constraints that affect their ability to pay dividends and include minimum net worth requirements. At December 31, 2021, Greenlight Re and GRIL both exceeded the minimum statutory capital requirements. Any dividends we pay will be declared and paid in U.S. dollars.

Link to Table of Contents
Performance Graph

Presented below is a line graph comparing the yearly change in the cumulative total shareholder return on our Class A ordinary shares for the five year period commencing December 31, 2016 through December 31, 2021 against the total return index for the Russell 2000 Index, or RUT, and the S&P 500 Property & Casualty Insurance Index, or S&P Insurance Index, for the same period. The performance graph assumes $100 invested on December 31, 2016 in the ordinary shares of Greenlight Capital Re, the RUT and the S&P Insurance Index. The performance graph also assumes that all dividends are reinvested.

Share Price Performance
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
Return ($)
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
GLRE
RUT
S&P Insurance Index

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

The table below details the share repurchases that were made under the plan during the three months ended December 31, 2021:

Link to Table of Contents

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands)
October 1 - 31, 2021	0	$—	0	$21,747
November 1 - 30, 2021	0	$—	0	$21,747
December 1 - 31, 2021	0	$—	0	$21,747
Total	0	$—	0	$21,747
(1) Class A ordinary shares.

ITEM 6. [RESERVED]

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2021 and 2020 and financial condition at December 31, 2021 and 2020.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because we included that disclosure in our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 10, 2021. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the fiscal year ended December 31, 2020, compared to the fiscal year ended December 31, 2019.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook.

Link to Table of Contents
Outlook and Trends

During 2021, we saw improved rates in most of the classes of business we write, which enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversification across the classes of business we write and a lower concentration of risk to individual counterparties than at any time in our history.

After another year of significant property catastrophe losses in 2021, it is not clear to us how the reinsurance market will respond. We believe that structural problems within the “pure catastrophe” class will limit premium rate increases in the class. However, we believe that the recent property catastrophe losses will help support and extend the generally favorable market conditions in most other classes. We expect that higher inflation, resulting in higher interest rates, may dampen some support for overall pricing conditions.

Over the past four years, our underwriting portfolio has become considerably more diversified as we have shifted our underwriting away from being dominated by a small number of large accounts. This diversification has also exposed us to a wider array of global insurance events, but we believe that taking on risk that is well priced, diversified and risk-managed, is key to achieving optimal underwriting results.

We continue to be encouraged by our Innovations unit, whose central objective is to enhance our underwriting product and quality of return by establishing a range of strategic partnerships. Underwriting business derived from Innovations business represented approximately 6% of our total written premium during 2021, and we see the potential for significant growth from Innovations-derived underwriting opportunities going forward.

In January 2022, we received in-principle approval from Lloyd’s to establish an insurtech-focused syndicate (“Syndicate 3456”). We expect Syndicate 3456 to enable us to provide capacity to our growing portfolio of Innovations partners. We anticipate Syndicate 3456 to commence operations in the second quarter of 2022.

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

Link to Table of Contents
We recognize premiums written as revenues, net of any applicable underlying reinsurance coverage, over the term of the related policy or contract. Depending on the contract structure, the earnings period could be the same as the reinsurance contract or based on the terms of the underlying insurance policies.

Income from our investments is primarily composed of:

●	income (or loss) generated from our investment in SILP;
●	gains (or losses) from our other investments, including Innovations and an investment accounted for as equity method investment;
●	interest income from money market funds; and
●	interest income and gains (or losses) from promissory notes receivable.

 In addition, we may from time to time derive other income from interest on deposit accounted contracts, fees generated from advisory services, and fees relating to overrides, profit commissions, and the contractual fees upon early termination of contracts.

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

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, bonuses, and stock compensation expenses. General and administrative expenses also include professional fees, travel and entertainment, information technology, rent and other general operating costs. General and administrative expenses reported on our consolidated statements of operations include both underwriting and corporate expenses.

For stock option expenses, we calculate compensation cost using the Black-Scholes option pricing model and recognize the associated expense over the stock options’ vesting periods, which vary and have historically ranged from zero to six years. For restricted stock awards and restricted stock units with only service conditions, we calculate compensation cost using each award’s grant date fair value and recognize the associated expense of the stock awards over their vesting periods, which typically range from one to three years. For restricted stock awards that include both service and performance conditions, we recognize the associated expense when we determine that it is probable that the performance conditions will be achieved.

Interest expense consists of interest paid and accrued on senior convertible notes and the amortization of (i) issuance expenses, and (ii) the note discount. In addition, we incur interest expense on deposit accounted contracts.

Investment-related expenses primarily consist of management fees and performance compensation paid to the investment advisor. We net these expenses against investment income (loss) in our consolidated financial statements.

Link to Table of Contents
Critical Accounting Policies and Estimates

Our consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors,” cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition, or liquidity. We believe that the following accounting policies affect the more significant estimates used to prepare our consolidated financial statements. We have summarized the descriptions below for clarity. We have included a more detailed description of our significant accounting policies and recently issued accounting standards in Note 2 to the consolidated financial statements.

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

Our clients estimate the gross premiums written at the contract’s inception for each proportional contract we underwrite. Our underwriters utilize the client’s estimate to determine our best estimate, which we use to initially account for such premiums. In subsequent periods, we adjust our estimates based on our client’s actual reports and our expectations of industry developments. As the contract progresses, we monitor actual premiums received in conjunction with the client’s correspondence to refine our estimate. Variances from initial gross premiums written estimates are generally greater for proportional contracts than for non-proportional contracts. We earn premiums on proportional contracts over the risk coverage period. Unearned premiums represent the unexpired portion of reinsurance provided.

At the inception of each of our reinsurance contracts, we receive premium estimates from the client, which we use in conjunction with historical and industry data to estimate what we believe will be the ultimate premium payable under each contract. We receive actual premiums written by each client as the client reports the actual results of the underlying insurance writings to us monthly or quarterly (depending on the contract). We book the actual premiums written when we receive them from our client. Each reporting period, we estimate the premiums written for stub periods that have not yet been reported to us by the client. For example, at year-end, we may have to estimate December premiums ceded under certain contracts since the client may not be required to report the actual results to us until after we have issued our audited consolidated financial statements. Typically, we only use premium estimates for unreported stub periods, which account for a small percentage of our total premiums written.

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

Assessing whether a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk to merit reinsurance accounting treatment, we report the premium we receive as a deposit liability. Similarly, we report the premium we pay as a deposit asset for ceded contracts that do not transfer sufficient risk to merit reinsurance accounting. Any income and expense on deposit accounted contracts is calculated using the interest method and recorded in the consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense,” respectively.

Investments. We carry our investment in SILP at fair value, based on the most recent net asset value obtained from SILP’s third-party administrator. The caption “Other investments” in our consolidated balance sheets includes private and unlisted equity securities that do not have readily determinable fair values. We determine these private equity securities’ carrying value based on the original cost, less impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, we qualitatively consider whether the investment is impaired on the basis of certain impairment indicators. If we determine that the equity security is impaired on the basis of the qualitative assessment, we recognize an impairment loss in the caption “Net investment income (loss)” in the consolidated statements of operations. We determine realized gains and losses from other investments based on the specific identification

Link to Table of Contents
method (by reference to cost or amortized cost, as appropriate). These gains and losses are included in the captions “Net investment income (loss)” in the consolidated statements of operations.

Loss and Loss Adjustment Expense Reserves. The process of estimating our loss and LAE reserves involves a considerable degree of judgment, and our estimates as of any given date are inherently uncertain. Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification, foreign exchange movements, and other factors. These estimates and judgments are based on numerous considerations and are often revised as (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience, or other data; (iii) we develop new or improved methodologies; or (iv) we observe changes in the legal environment.

Our loss and LAE reserves relating to short-tail property risks are typically reported to us and settled more promptly than those relating to our long-tail risks. However, the timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss, whether the loss is from policies in force with primary insurers or with reinsurers, and where our exposure falls within the cedent’s overall reinsurance program.

Our loss and LAE reserves are composed of case reserves (based on claims reported to us) and IBNR reserves, including the associated claims handling costs.

We determine case reserve estimates based on loss reports received. We determine our IBNR reserve estimates using standard actuarial methods as well as a combination of our own historical and current loss experience, insurance industry loss experience, assessments of pricing adequacy trends, and our professional judgment. In estimating our IBNR reserve, we estimate the total ultimate loss and LAE we expect to incur and subtract paid claims and case reserves.

The nature and extent of our judgment in the reserving process depend in part upon the type of business. Some of our property treaty reinsurance contracts represent business with a low frequency of claims occurrence and a high potential loss severity, such as claims arising from natural catastrophes. Given the nature of these events and the losses generated by them, traditional actuarial reserving methods may not prove to be reliable indicators of the final outcome. As such, for contracts or losses of this type, we estimate the ultimate cost associated with a single loss event rather than perform analysis on the historical development patterns of past losses as a means of estimating the ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by reviewing policies with known or potential exposure to a particular loss event.

For non-catastrophe losses, we apply standard actuarial methodologies in setting reserves, including paid and incurred loss development, Bornheutter-Ferguson, burning cost, and frequency and severity techniques. We supplement our analysis with industry loss ratio and development pattern information in conjunction with our own experience. The weight given to a particular method will depend on many factors, including the homogeneity within the class of business, the volume of losses, the maturity of the accident year, and the length of the expected development tail. For example, the expected loss ratio method assumes that the ratio of premiums and losses remains constant. In contrast, development methods rely on observable patterns within reported losses, both historical and newly reported, to establish a view of the ultimate loss incurred. Therefore, as an accident year matures, we may migrate from an expected loss ratio method to an incurred development method.

As a predominantly broker-market reinsurer for both excess-of-loss and proportional contracts, we rely on loss information reported to brokers by primary insurers who, in turn, must estimate their losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedent and may include paid losses, estimated case reserves, and an estimated provision for IBNR reserves. Reserving practices and data-reporting quality differ among ceding companies, which adds further uncertainty to our estimation of ultimate losses. The nature and extent of information received from ceding companies and brokers also vary widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices), and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the differences in coverage provided to individual clients, and the tendency of those coverages to change rapidly in response to market conditions, we cannot always reliably measure the ongoing economic impact of such uncertainties and inconsistencies.

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. The combined characteristics of low claim frequency and high claim severity make the available data less useful for predicting ultimate losses.

In the case of proportional contracts, we rely on an analysis of a cedent’s historical experience, industry information, and the underwriters’ professional judgment in estimating reserves. We also utilize ultimate loss ratio forecasts when reported by cedents and brokers, which are ordinarily subject to three to six-month lags for proportional business. Due to the degree of reliance we place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’

Link to Table of Contents
judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends will often become known, and case law may change, affecting ultimate expected losses.

Since we rely on ceding company data in the process of establishing our loss and LAE reserves, we maintain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to identify inaccurate or incomplete reporting of claims and ensure that claims are actively and appropriately managed in line with agreed protocols and settlement authority limits; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. Each subsequent year of loss experience with a given cedent provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.

We monitor the development of our prior-year losses during subsequent calendar years by comparing the actual reported losses against previous estimates and current expectations. The analysis of this loss development is an essential factor in the ongoing refinement of our reserving assumptions.

Estimating loss reserves for our book of longer-tail casualty reinsurance business, which we write on both a proportional and non-proportional basis, involves further uncertainties. In addition to the uncertainties described above, casualty business can be subject to longer reporting lags than property business, and claims often take several years to settle. During this period, additional factors and trends will be revealed, and, as they become apparent, we may adjust our reserves accordingly. There is also the potential for the emergence of new types of losses within our casualty book. Therefore, any factors that extend the time until our cedents settle claims add uncertainty to the reserving process.

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

Share-Based Payments. We have established a stock incentive plan for directors, employees, and consultants. We recognize share-based compensation transactions using the fair value at the award’s grant date. We calculate the compensation for restricted stock awards and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. We recognize the associated expense, adjusted for estimated forfeitures, over the vesting period and incorporate the probability of meeting any performance conditions. We estimate the forfeiture rate for restricted stock awards and RSUs based on our historical experience and expectations of future forfeitures. The forfeiture rate reduces the unamortized grant date fair value of unvested outstanding restricted stock awards and RSUs and the associated stock compensation expense. As restricted shares and RSUs are forfeited, we reduce the number of outstanding restricted shares and RSUs and compare the remaining unamortized grant date fair value to the assumed forfeiture levels. We record true-up adjustments as deemed necessary. For the year ended December 31, 2021, we have assumed a forfeiture rate of 9.0% (2020: 7.0% and 2019: 7.0%) for restricted stock awards and RSUs granted.

We recognize the expense of share purchase options over the vesting period on a graded vesting basis. Determining the fair value of share option awards at the grant date requires significant estimation and judgment. We use an option-pricing model (Black-Scholes pricing model) to assist in calculating fair value. We base the estimate of expected volatility on our Class A ordinary shares’ daily historical trading data from the date these shares commenced trading (May 24, 2007) to the grant date.

If actual results differ significantly from these estimates and assumptions, particularly concerning our estimation of volatility and forfeiture rates, share-based compensation expense, primarily relating to future share-based awards, could be materially impacted.

Link to Table of Contents
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

We calculate basic book value per share based on ending shareholders' equity and aggregate of Class A and Class B Ordinary shares issued and outstanding, as well as all unvested restricted shares. Fully diluted book value per share represents basic book value per share combined with any dilutive impact of in-the-money stock options, and RSUs issued and outstanding at any period end. Fully diluted book value per share also includes the dilutive effect, if any, of ordinary shares to be issued upon conversion of the convertible notes.

Our primary financial goal is to increase fully diluted book value per share over the long term.

The following table presents the calculation of basic and fully diluted book value per share for the recent periods.

	December 31, 2021	December 31, 2020	December 31, 2019
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$475,663	$464,857	$477,183
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding (denominator for basic book value per share)	33,844,446	34,514,790	36,994,110
Add: In-the-money stock options and RSUs issued and outstanding	154,134	116,722	63,582
Denominator for fully diluted book value per share	33,998,580	34,631,512	37,057,692
Basic book value per share	$14.05	$13.47	$12.90
Increase (decrease) in basic book value per share ($)	$0.58	$0.57	$(0.22)
Increase (decrease) in basic book value per share (%)	4.3%	4.4%	(1.7)%

Fully diluted book value per share	$13.99	$13.42	$12.88
Increase (decrease) in fully diluted book value per share ($)	$0.57	$0.54	$(0.22)
Increase (decrease) in fully diluted book value per share (%)	4.2%	4.2%	(1.7)%

(1) All unvested restricted shares, including those with performance conditions, are included in the “basic” and “fully diluted” denominators. At December 31, 2021, the number of unvested restricted shares with performance conditions was 193,149 (December 31, 2020: 193,149, December 31, 2019: 356,900).

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

• Adjusted combined ratio; and

Link to Table of Contents
• Net underwriting income (loss).

These non-GAAP measures are described below.

Adjusted combined ratio

“Combined ratio” is a commonly used measure in the property and casualty insurance industry and is calculated using U.S. GAAP components. We use the combined ratio, along with an analysis of significant drivers, to evaluate our underwriting performance. During 2020, in an effort to further evaluate our underwriting performance, we introduced the “adjusted combined ratio,” a non-GAAP measure that excludes the effects of underwriting losses attributable to (i) prior accident-year reserve development, (ii) catastrophe losses, and (iii) certain significant, infrequent loss events. we have since determined that the use of this measure does not significantly enhance our or investors’ understanding of the underlying trends or variability in our underwriting results. Accordingly, we do not intend to use or disclose our adjusted combined ratio in future periods.

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

The following table reconciles the combined ratio to the adjusted combined ratio:

	Year ended December 31
	2021	2020	2019
Combined ratio	100.9%	100.4%	106.9%
Impact on combined ratio of selected items:
Prior-year development	(1.5)%	0.8%	6.2%
Catastrophes (current year)	6.1%	2.0%	3.6%
Other adjustments	2.2%	1.6%	—%
Adjusted combined ratio	94.1%	96.0%	97.1%

• The caption “Other adjustments” represents, for the year ended December 31, 2021, interest income and expense on deposit-accounted contracts due to changes in the associated estimated ultimate cash flows and, for the year ended December 31, 2020, losses relating to the COVID-19 pandemic.

Net Underwriting Income (Loss)

One way that we evaluate the Company’s underwriting performance is by measuring net underwriting income (loss). We do not use premiums written as a measure of performance. Net underwriting income (loss) is a performance measure used by management to evaluate the fundamentals underlying the Company’s underwriting operations. We believe that the use of net underwriting income (loss) enables investors and other users of the Company’s financial information to analyze our performance in a manner similar to how management analyzes performance. Management also believes that this measure follows industry practice and allows the users of financial information to compare the Company’s performance with that of our industry peer group.

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income relating to reinsurance and deposit-accounted contracts, less deposit interest expense, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, and expected credit losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis

Link to Table of Contents
of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Income (loss) before income tax	$21,324	$4,290	$(3,503)
Add (subtract):
Total investment (income) loss	(50,152)	(25,532)	(52,267)
Other non-underwriting (income) expense	880	(686)	467
Corporate expenses	16,489	14,036	15,560
Interest expense	6,263	6,280	6,263
Net underwriting income (loss)	$(5,196)	$(1,612)	$(33,480)

Link to Table of Contents
Results of Operations

The table below summarizes our operating results for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$565,393	$479,791	$523,977
Gross premiums ceded	(41)	(2,268)	(48,667)
Net premiums written	565,352	477,523	475,310
Change in net unearned premium reserves	(26,073)	(22,112)	8,270
Net premiums earned	539,279	455,411	483,580
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	389,080	333,096	357,237
Prior year *	(14,100)	4,737	31,250
Net loss and loss adjustment expenses incurred	374,980	337,833	388,487
Acquisition costs	144,960	109,288	117,084
Underwriting expenses	12,880	12,365	14,262
Deposit accounting and other reinsurance expense (income)	11,655	(2,463)	(2,773)
Net underwriting income (loss)	(5,196)	(1,612)	(33,480)

Income (loss) from investment in related party investment fund	18,087	4,431	46,056
Net investment income (loss)	32,065	21,101	6,211
Total investment income (loss)	$50,152	$25,532	$52,267
Net underwriting and investment income (loss)	$44,956	$23,920	$18,787

Corporate expenses	$16,489	$14,036	$15,560
Other (income) expense, net	880	(686)	467
Interest expense	6,263	6,280	6,263
Income tax expense (benefit)	3,746	424	483
Net income (loss)	17,578	3,866	(3,986)

Earnings (loss) per share
Basic	$0.51	$0.11	$(0.11)
Diluted	$0.51	$0.11	$(0.11)

Underwriting ratios
Loss ratio - current year	72.1%	73.1%	73.9%
Loss ratio - prior year	(2.6)%	1.1%	6.4%
Loss ratio	69.5%	74.2%	80.3%
Acquisition cost ratio	26.9%	24.0%	24.2%
Composite ratio	96.4%	98.2%	104.5%
Underwriting expense ratio	4.5%	2.2%	2.4%
Combined ratio	100.9%	100.4%	106.9%
* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a gain of $8.3 million in 2021, and a loss of $3.7 million and $30.1 million in 2020 and 2019, respectively.

Link to Table of Contents
Year ended 2021 compared to 2020

For the year ended December 31, 2021, the fully diluted book value per share increased by $0.57 per share, or 4.2%, to $13.99 per share from $13.42 per share on December 31, 2020. For the year ended December 31, 2021, the basic book value per share increased by $0.58, or 4.3%, to $14.05 per share from $13.47 per share on December 31, 2020. The increases in basic and fully diluted book value per share for the year ended December 31, 2021, were due primarily to share repurchases executed and net income earned.

For the year ended December 31, 2021, net income increased to $17.6 million, compared to $3.9 million reported for the year ended December 31, 2020.

The developments that most significantly affected our financial performance during the year ended December 31, 2021, compared to the equivalent 2020 period, are summarized below:

•Underwriting: The underwriting loss for the year ended December 31, 2021, was $5.2 million on net earned premiums of $539.3 million. By comparison, the underwriting loss for the same period in 2020 was $1.6 million on net earned premiums of $455.4 million. The underwriting loss for the year ended December 31, 2021, included $11.7 million of expense related to deposit accounted contracts that we wrote in 2017, 2018, and 2019. The expense recorded during the year ended December 31, 2021, was due to changes in the associated estimated ultimate cash flow resulting from higher than expected losses reported by the cedents.

Catastrophe events during the year ended December 31, 2021, including Hurricane Ida, winter storm Uri, the European floods and hailstorms, U.S.tornados, and the South African riots contributed $32.7 million to the underwriting loss. By comparison, the catastrophe events during the year ended December 31, 2020, including hurricanes Laura, Isaias, and Sally, the Midwest derecho storms, and North American wildfires, contributed $9.0 million to the underwriting loss. Additionally, COVID-19 contributed $7.1 million to the underwriting loss for the year ended December 31, 2020.

Our overall combined ratio was 100.9% for the year ended December 31, 2021, compared to 100.4% during the same period in 2020. The catastrophe events listed above during the year ended December 31, 2021, contributed 6.1 percentage points to our combined ratio, compared to 2.0 percentage points from catastrophe events during 2020.

•Investments: Our total investment income for the year ended December 31, 2021, was $50.2 million compared to total investment income of $25.5 million reported during 2020. Investment income for the year ended December 31, 2021, included (a) $18.1 million on our investment in SILP, (b) $19.5 million of unrealized gain on our Innovations and other strategic investments and (c) $14.2 million realized gain on the sale of our investment in AccuRisk.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Year ended December 31
	2021		2020
	($ in thousands)
Property	$52,947	9.4%	$58,463	12.2%
Casualty	379,113	67.0	302,237	63.0
Other	133,333	23.6	119,091	24.8
Total	$565,393	100.0%	$479,791	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

Link to Table of Contents
For the year ended December 31, 2021, our gross premiums written increased by $85.6 million, or 17.8%, compared to the same period in 2020. The changes in gross premiums written for the year ended December 31, 2021, were attributable to the following:

Gross Premiums Written
Year ended December 31, 2021
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$(5.5)	(9.4)%
The decrease in property gross premiums written during the year ended December 31, 2021, over the comparable 2020 period was related to:
(a) motor contracts on which we elected to reduce or not renew our participation; and
(b) property catastrophe quota share contracts on which we elected to reduce or not renew our participation.

The decrease in property gross premiums written was partially offset by an increase in property premiums written driven by our Innovations unit.

Casualty	$76.9	25.4%
The increase in casualty gross premiums written during the year ended December 31, 2021 over the comparable 2020 period was related primarily to our expanded relationships with Lloyd’s corporate members and syndicates. We also experienced an increase in general liability business during 2021.

These increases were partially offset by decreases in motor liability and workers’ compensation business that we did not renew or on which we reduced our participation in 2021.

Other	$14.2	12.0%
The increase in “Other” gross premiums written during the year ended December 31, 2021, over the comparable 2020 period was primarily attributable to transactional liability premiums which increased during 2021, reflecting an increase in M&A activity compared to 2020. New marine and energy contracts also contributed to the increase in “Other” gross premiums written.

These increases were partially offset by decreased crop and health premiums as we lowered our participation during 2021.

Premiums Ceded

The level of premiums ceded during the year ended December 31, 2021, was insignificant. The $2.3 million of ceded premium for the year ended December 31, 2020, related to the retroceded portion of our exposure to a motor contract. In general, we use retrocessional coverage to manage our net portfolio exposure, leverage areas of expertise, and improve our strategic position in meeting clients’ needs.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Year ended December 31
	2021		2020
	($ in thousands)
Property	$53,014	9.4%	$58,033	12.2%
Casualty	379,145	67.0	300,546	62.9
Other	133,193	23.6	118,944	24.9
Total	$565,352	100.0%	$477,523	100.0%

The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Link to Table of Contents

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Year ended December 31
	2021		2020
	($ in thousands)
Property	$56,075	10.4%	$59,066	13.0%
Casualty	351,390	65.2	289,501	63.5
Other	131,814	24.4	106,844	23.5
Total	$539,279	100.0%	$455,411	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Year ended December 31
	2021		2020
	($ in thousands)
Property	$45,987	12.3%	$41,156	12.2%
Casualty	256,830	68.5	207,572	61.4
Other	72,163	19.2	89,105	26.4
Total	$374,980	100.0%	$337,833	100.0%

The below table summarizes the loss ratios for the years ended December 31, 2021, and 2020:

	Year ended December 31
	2021	2020	Increase / (decrease) in loss ratio points
Property	82.0%	69.7%	12.3%
Casualty	73.1%	71.7%	1.4%
Other	54.7%	83.4%	(28.7)%
Total	69.5%	74.2%	(4.7)%

Link to Table of Contents

The changes in net losses incurred and loss ratios during the year ended December 31, 2021, compared to the year ended December 31, 2020, were attributable to the following:

	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$4.8	12.3%
The increase in property losses incurred during the year ended December 31, 2021, as compared to the equivalent 2020 period, related primarily to losses relating to winter storm Uri, Hurricane Ida, the 2021 European floods and hailstorms, and the U.S. tornados during the year ended December 31, 2021.

The property loss ratio increased 12.3 percentage points during the year ended December 31, 2021, over the equivalent 2020 period, primarily due to the events mentioned above.

Casualty	$49.3	1.4%
The increase in casualty losses incurred during the year ended December 31, 2021, as compared to the equivalent 2020 period related primarily to:

•losses from the winter storm Uri and Hurricane Ida on certain multi-line contracts;
•increased workers' compensation, multi-line and Lloyd's syndicate losses due to increased exposure in these lines of business; and
•increased losses on in-force motor contracts impacted by supply-chain shortages and other inflationary pressures.

These increases in casualty losses incurred were partially offset by favorable loss development on motor liability contracts written prior to 2017.

The casualty loss ratio increased 1.4 percentage points during the year ended December 31, 2021, over the equivalent 2020 period, primarily due to the reasons described above.

Other	$(16.9)	(28.7)%
The decrease in “other” losses incurred during the year ended December 31, 2021, over the comparable 2020 period was related primarily to:
•favorable development on mortgage contracts as loss estimates recorded in 2020 relating to the impact of COVID-19 were reduced in 2021;
•decrease in losses on health contracts resulting partially from favorable development on legacy contracts, and partly from shifting some of our health exposure from a quota share basis to an excess of loss basis; and
•the prior year included losses on crop contracts that we elected not to renew in 2021.

The decrease in losses incurred was partially offset by increases related primarily to:
•losses on marine and energy contracts relating to Hurricane Ida;
•losses relating to the South African riots on certain terrorism contracts; and
•an increase in the volume of marine, energy, and other specialty business.

The reasons for the28.7 percentage point decrease in the “other” loss ratio are consistent with those driving the reduction in losses incurred.

See “Part II, Item 7. Summary of Critical Accounting Estimates, Loss and Loss Adjustment Expense Reserves” and “Note 7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES” in our Notes to the consolidated financial statements for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Link to Table of Contents
Acquisition Costs, Net

Details of acquisition costs are provided in the following table.

	Year ended December 31
	2021		2020
	($ in thousands)
Property	$11,936	8.2%	$12,040	11.0%
Casualty	93,499	64.5	78,676	72.0
Other	39,525	27.3	18,572	17.0
Total	$144,960	100.0%	$109,288	100.0%
The acquisition cost ratios for the years ended December 31, 2021, and 2020, were as follows:

	2021	2020	Increase / (decrease)
Property	21.3%	20.4%	0.9%
Casualty	26.6%	27.2%	(0.6)%
Other	30.0%	17.4%	12.6%
Total	26.9%	24.0%	2.9%

The changes in the acquisition cost ratios during the year ended December 31, 2021, compared to the year ended December 31, 2020, were attributable to the following:

	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	0.9%	There were no significant changes in the property acquisition cost ratios during the year ended December 31, 2021, compared to 2020.
Casualty	(0.6)%
The casualty acquisition cost ratio decreased slightly during the year ended December 31, 2021, over the comparable 2020 period as a result of the following partially offsetting factors:
a) lower acquisition cost on certain workers compensation contracts with sliding scale ceding commissions, which incurred higher losses in 2021 compared to 2020; and
b) higher acquisition costs on multi-line and Lloyd's syndicate contracts, which incorporate relatively higher commission rates than other casualty businesses.

Other	12.6%
The increase in the “other” acquisition cost ratio during the year ended December 31, 2021, over the comparable 2020 period was due primarily to profit commission adjustments on mortgage contracts that had favorable loss development during 2021.

The increase was partially offset by a shift in the business mix towards non-proportional specialty business during the year ended December 31, 2021. This business incorporates lower commission rates than proportional health and financial lines business.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Year ended December 31
	2021	2020
	($ in thousands)
Underwriting expenses	$12,880	$12,365
Corporate expenses	16,489	14,036
General and administrative expenses	$29,369	$26,401

Link to Table of Contents
For the year ended December 31, 2021, general and administrative expenses increased by $3.0 million, or 11.2%, compared to the same period in 2020. The increase was due primarily to (i) our Innovations unit, (ii) directors’ and officers’ insurance premiums, (iii) personnel costs, and (iv) information system and technology. The increase was partially offset by lower legal and other professional fees compared to the year ended December 31, 2020. For the years ended December 31, 2021, and 2020, the general and administrative expenses included $3.2 million and $2.5 million, respectively, of expenses related to stock compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Year ended December 31
	2021	2020
	($ in thousands)
Realized gains (losses)	$14,210	$(9,234)
Change in unrealized gains and losses	19,560	25,909
Investment-related foreign exchange gains (losses)	(45)	39
Interest and dividend income, net of withholding taxes	200	5,419
Interest, dividend, and other expenses	(1,860)	(1,875)
Income (loss) from equity method investment	—	843
Net investment-related income (loss)	$32,065	$21,101
Income (loss) from investments in related party investment fund	18,087	4,431
Total investment income (loss)	$50,152	$25,532

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the years ended December 31, 2021, and 2020, please refer to Note 3 of the consolidated financial statements.

For the year ended December 31, 2021, investment income, net of fees and expenses, resulted in a gain of 7.5% on the Investment Portfolio managed by DME Advisors, compared to a gain of 1.4% for the year ended December 31, 2020. The long portfolio gained 24.3% while the short portfolio and macro positions lost 7.9% and 6.0%, respectively, during the year ended December 31, 2021. For the year ended December 31, 2021, the largest contributors to SILP’s investment income were long positions in Atlas Air Worldwide (AAWW), Brighthouse Financial (BHF), CONSOL Energy (CEIX), Green Brick Partners (GRBK), and Teck Resources (TECK). The largest detractors were various short positions composed of single names and indexes.
For the year ended December 31, 2021, the decrease in interest and dividend income compared to the equivalent period in 2020 resulted from lower interest rates offered by financial institutions on the restricted cash and cash equivalents pledged as collateral to our clients.

During the year ended December 31, 2021, we recorded net unrealized gains of $19.5 million on our Innovations-related investment portfolio. During the year ended December 31, 2021, we also realized a $14.2 million gain (pre-tax) from the sale of our investment in AccuRisk.

Link to Table of Contents
For the years ended December 31, 2021, and 2020, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was composed of the following:

	2021	2020
Long portfolio gains (losses)	24.3%	15.3%
Short portfolio gains (losses)	(7.9)%	(13.5)%
Macro gains (losses)	(6.0)%	0.4%
Other income and expenses [1]	(2.1)%	(0.7)%
Gross investment return	8.3%	1.5%
Net investment return [1]	7.5%	1.4%
1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Effective January 1, 2021, the Investment Portfolio is calculated based on 50% of GLRE Surplus, or the Company's shareholders' equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements. It is adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated based on several factors, including our share of SILP’s net asset value and our posted collateral and net reserves.

Each month, we post on our website (www.greenlightre.com) the returns from our investment in SILP.

Income Taxes

We are not obligated to pay taxes in the Cayman Islands on either income or capital gains. The Governor-In-Cabinet has granted us an exemption from any income taxes that may be imposed in the Cayman Islands for the 20 years expiring February 1, 2025.

GRIL is incorporated in Ireland and is subject to the Irish corporation tax. We expect GRIL to be taxed at 12.5% on its taxable trading income and 25% on its non-trading income if any.

Verdant is incorporated in Delaware and is subject to taxes under the U.S. federal rates and regulations prescribed by the Internal Revenue Service. We expect Verdant’s future taxable income to be taxed at 21%. For the year ended December 31, 2021, the income tax expense of $3.7 million was due primarily to the gain on the sale of our investment in AccuRisk.

At December 31, 2021, we have included a gross deferred tax asset of $3.2 million (December 31, 2020: $3.5 million) in the caption “Other assets” in the Company’s consolidated balance sheets. At December 31, 2021, a valuation allowance of $2.7 million (December 31, 2020: $3.0 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Year ended December 31				Year ended December 31
	2021				2020
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	82.0%	73.1%	54.7%	69.5%	69.7%	71.7%	83.4%	74.2%
Acquisition cost ratio	21.3	26.6	30.0	26.9	20.4	27.2	17.4	24.0
Composite ratio	103.3%	99.7%	84.7%	96.4%	90.1%	98.9%	100.8%	98.2%
Underwriting expense ratio				4.5				2.2
Combined ratio				100.9%				100.4%

Link to Table of Contents
Financial Condition

Total investments

The total investments reported in the consolidated balance sheets at December 31, 2021, was $231.0 million, compared to $196.2 million at December 31, 2020, an increase of $34.8 million, or 17.7%. The increase was primarily related to income from our Innovations investments and our investment in SILP.

At December 31, 2021, 94.1% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 2.9% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.6% was composed of instruments valued based on non-observable inputs (Level 3). At December 31, 2021, 2.4% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient. At December 31, 2021, our Innovations investments did not have readily determinable fair values and were carried at their original cost minus impairment plus changes resulting from observable price changes.

Other than our investment in SILP (see Notes 3 and 4 of the accompanying consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Restricted cash and cash equivalents
We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash decreased by $110.6 million, or 14.8%, from $745.4 million at December 31, 2020, to $634.8 million, at December 31, 2021, primarily due to collateral released by some of our ceding insurers.

Reinsurance balances receivable

During the year ended December 31, 2021, reinsurance balances receivable increased by $75.1 million, or 22.8%, to $405.4 million from $330.2 million at December 31, 2020. This increase was related primarily to increases in our funds at Lloyd’s and funds withheld on reinsurance contracts with Lloyd’s syndicates. A decrease in premiums receivable partially offset the increase during the year ended December 31, 2021.

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

Reserves for loss and loss adjustment expenses were composed of the following:

	December 31, 2021			December 31, 2020
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$21,357	$49,486	$70,843	$25,833	$45,680	$71,513
Casualty	151,734	219,949	371,683	138,432	206,152	344,584
Other	17,129	64,355	81,484	12,540	65,542	78,082
Total	$190,220	$333,790	$524,010	$176,805	$317,374	$494,179

During the year ended December 31, 2021, the total gross loss and loss adjustment expense reserves increased by $29.8 million, or 6.0%, to $524.0 million from $494.2 million at December 31, 2020. See Note 7 of the accompanying consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the year ended December 31, 2021, the total loss and loss adjustment expenses recoverable decreased by $5.8 million, or 34.1%, to $11.1 million from $16.9 million at December 31, 2020. See Note 8 of the accompanying consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

Link to Table of Contents
For most of the contracts we write, defined limits of liability limit our risk exposure. Once each contract’s limit of liability has been reached, we have no further exposure to additional losses from that contract. However, certain contracts, particularly quota share contracts covering first-dollar exposure, may not contain aggregate limits.

Our property and Lloyd’s business, and to a lesser extent our casualty and other business, incorporate contracts that contain natural peril loss exposure. We currently monitor our catastrophe loss exposure in terms of our PML (probable maximum loss).

We anticipate that our PMLs will vary from period to period depending upon the modeled simulated losses and the composition of our in-force book of business.

We monitor our natural peril PMLs on a worldwide basis, with a particular focus on our peak peril regions. When these perils consist of a large geographic area, we split them into sub-regions, where the underlying geographic components can also be considered individual peril zones.

For our natural catastrophe PMLs, we utilize the output of catastrophe models at the 1-in-250 year return period. The 1-in-250 year return period PML means that we believe there is a 0.4% probability that in any given year, an occurrence of a natural catastrophe will lead to losses exceeding the stated estimate.

It is important to note that PMLs are best estimates based on the modeled data available for each underlying risk. As a result, we cannot provide assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

Our PML estimates incorporate all significant exposure from our reinsurance operations, including coverage for property, marine and energy, motor, and catastrophe workers’ compensation.

At January 1, 2022, our estimated largest PML (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $87.6 million and $95.9 million, respectively, both relating to the peril of North Atlantic Hurricane.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	January 1, 2022
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$87,558	$95,876
Southeast Hurricane	66,237	71,541
Gulf of Mexico Hurricane	58,736	64,145
Northeast Hurricane	60,540	61,924
North America Earthquake	60,733	65,126
California Earthquake	54,407	57,088
Other N.A. Earthquake	34,533	36,329
Japan Earthquake	34,357	37,094
Japan Windstorm	36,216	38,443
Europe Windstorm	30,041	36,550

Total shareholders’ equity

Total equity reported on the consolidated balance sheet increased by $10.8 million to $475.7 million at December 31, 2021, compared to $464.9 million at December 31, 2020. The increase in shareholders’ equity during the year ended December 31, 2021, was due to the net income of $17.6 million reported for the year and was partially offset by share repurchases. For details of other movements in shareholders’ equity, see the “Consolidated Statements of Shareholders’ Equity.”

Link to Table of Contents
Liquidity and Capital Resources

General

Greenlight Capital Re is a holding company with no operations of its own. As a holding company, Greenlight Capital Re has minimal continuing cash needs, most of which are related to the payment of corporate and general administrative expenses and interest expenses. We conduct all our underwriting operations through our wholly-owned reinsurance subsidiaries, Greenlight Re and GRIL, which underwrite property and casualty reinsurance. There are restrictions on Greenlight Re’s and GRIL’s ability to pay dividends described in more detail below. It is our current policy to retain earnings to support the growth of our business. We currently do not expect to pay dividends on our ordinary shares.

At December 31, 2021, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares. If A.M. Best downgrades our ratings below “A- (Excellent)” or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. Our A.M. Best ratings may be revised or revoked at the sole discretion of the rating agency.

Some of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our A.M. Best ratings below A- (Excellent) or a reduction of our capital or surplus below specified levels over the course of the agreement. In the periods presented, there were no such cancellations or other adjustments relating to novations, commutations, or similar actions that had a material impact on our premiums written, net income, or liquidity position, either individually or in the aggregate.

Contracts containing such cancellation rights represented approximately 15% of gross premiums written during 2021. Further, we believe, in the event that all additional collateral requirements had been triggered at December 31, 2021, additional required collateral would equal approximately $75 million.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At December 31, 2021, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We can redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At December 31, 2021, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our consolidated statements of operations for each reporting period.

For the years ended December 31, 2021 and 2020, the net cash used in operating activities was $56.3 million and $91.3 million, respectively. The net cash used in operating activities was used primarily for our underwriting activities and for payment of corporate and general administrative expenses for the years ended December 31, 2021 and 2020. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the years ended December 31, 2021 and 2020, as the losses we paid exceeded the premiums we collected. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the year ended December 31, 2021, our investing activities provided $1.2 million of cash from redemptions from SILP (net of contributions into SILP) and $5.0 million for new Innovations investments. Investing activities also provided $26.9 million of cash from the sale of our AccuRisk investment and the collection of a note receivable from AccuRisk. By comparison, for the same period in 2020, our investing activities provided cash of $95.6 million as a result of net redemptions from SILP.

For the year ended December 31, 2021, our financing activities included the repurchase of $10.0 million of our Class A ordinary shares, compared to $17.8 million of repurchases during the equivalent 2020 period.

At December 31, 2021, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We do not expect that the recent catastrophic events, including Hurricane Ida, the European floods and hailstorm, U.S. tornados, and the COVID-19 pandemic, will materially impact our operational liquidity needs, which

Link to Table of Contents
will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At December 31, 2021, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing options, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions or that any such transactions will occur.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At December 31, 2021, Greenlight Re and GRIL exceeded their regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At December 31, 2021, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers. As a result, we anticipate that all of our U.S. clients and some non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit, or a combination thereof.

At December 31, 2021, we had one (2020: one) letter of credit facility available with an aggregate capacity of $275.0 million (2020: $275.0 million). See Note 15 of the accompanying consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At December 31, 2021, the aggregate amount of collateral provided to cedents under such arrangements was $633.9 million (2020: $743.0 million). At December 31, 2021, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $634.8 million (2020: $745.4 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at December 31, 2021.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the year ended December 31, 2021.

Our Board of Directors had previously extended the share repurchase plan to June 30, 2021, and authorized the repurchase of up to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors had also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.00% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers. No Notes were repurchased during the year ended December 31, 2021.

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

Link to Table of Contents
The Company is not required to repurchase any Class A ordinary shares, and the repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the year ended December 31, 2021, the Company repurchased 1,079,544 Class A ordinary shares.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At December 31, 2021, 3,128,276 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. At December 31, 2021, we estimate that we will pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	269,865	152,487	47,685	53,973	524,010
 (1)      Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain.

Greenlight Re has entered into a lease agreement for office space in the Cayman Islands commencing from July 1, 2021. The lease expires on June 30, 2026, unless Greenlight Re exercises its right to renew the lease for another five-year period. GRIL has entered into a lease agreement for office space in Dublin, Ireland commencing from October 1, 2021. This lease expires on September 30, 2031, unless GRIL exercises the break clause by providing a notice of termination at least nine months prior to September 30, 2026. The aggregate annual lease obligation ranges from $0.5 million to $0.6 million.

The Company has $100.0 million of senior convertible notes payable, which mature on August 1, 2023. The Company is obligated to make semi-annual interest payments of $2.0 million at an interest rate of 4.0% per annum. The Company has received regulatory approval to declare dividends from Greenlight Re to meet the interest payments obligation.

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss until all losses are recouped and an additional amount equal to 150% of the loss is earned. At December 31, 2021, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 171%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the year ended December 31, 2021 and 2020, please refer to Note 3 of the consolidated financial statements.

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

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses, as well as asset values in our investment portfolio. Our pricing and reserving models incorporate the anticipated effects of inflation on our claim costs. However, we cannot predict or estimate the onset, duration, and severity of an inflationary period with precision. The actual effect of inflation may differ significantly from our estimate.

Link to Table of Contents
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
At December 31, 2021, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At December 31, 2021, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $8.8 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. The computations should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At December 31, 2021, SILP’s investments incorporate unhedged exposure to changes in gold, silver, and crude oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at December 31, 2021. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$2.1	$(2.1)
Silver	0.4	(0.4)
Crude oil	—	(0.1)
Total	$2.5	$(2.6)

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

Link to Table of Contents
While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts to mitigate against adverse foreign currency movements. At December 31, 2021, our exposure to GBP denominated net reinsurance asset balance was £6.4 million. At December 31, 2021, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $0.9 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $0.9 million foreign exchange loss. Similarly, at December 31, 2021, our net exposure to Euro-denominated reinsurance liability balances was €5.7 million. At December 31, 2021, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.7 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $0.7 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At December 31, 2021, most of our currency exposures resulting from foreign denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At December 31, 2021, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

At December 31, 2021, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Link to Table of Contents
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K

Page
(a)(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm (on internal control over financial reporting) (BDO USA, LLP; Grand Rapids, Michigan, USA ; PCAOB ID#243)	F-1
	Report of Independent Registered Public Accounting Firm (on the consolidated financial statements) (BDO USA, LLP; Grand Rapids, Michigan, USA ; PCAOB ID#243)	F-2
	Report of Independent Registered Public Accounting Firm (on the financial statements of Solasglas Investments, LP) (Ernst & Young Ltd.; Grand Cayman, Cayman Islands; PCAOB ID#1655)	F-2
	Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5
	Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019	F-6
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020, and 2019	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	F-8
	Notes to the Consolidated Financial Statements	F-9
(a)(2)	Financial Statement Schedules
	Schedule I – Summary of Investments — Other Than Investments in Related Parties	F-49
	Schedule II – Condensed Financial Information of Registrant	F-50
	Schedule III – Supplementary Insurance Information	F-52
	Schedule IV – Supplementary Reinsurance Information	F-52
(a)(3)	The exhibits required to be filed by this Item 15. are set forth in the Exhibit Index accompanying this report.
The financial statements of Solasglas Investments, LP required by Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.1.

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

4.3	Description of Registrant’s Securities.
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

10.5	Amendment No. 2 to Shareholders Agreement, dated and effective as of June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed June 30, 2021).
10.6
Form of Deed of Indemnity between the Registrant and each of its directors and certain of its officers (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-139993).

10.7 (1)
Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 2, 2009).

10.8 (1)
Amendment No. 1, dated February 18, 2009, to the Amended and Restated Employment Agreement, dated as of December 30, 2008, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Tim Courtis (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on February 23, 2009).

10.9 (1)
Deed of Settlement and Release, effective as of September 9, 2020, by and among Tim Courtis, Greenlight Capital Re, Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2020).

10.10
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

10.14 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton dated July 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2017).

10.15 (1)
Employment Agreement by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien dated February 16, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on Feb 20, 2018).

10.16 (1)
Amendment to Employment Agreement, dated as of September 2, 2019, by and between Greenlight Reinsurance Ireland, DAC and Patrick O’Brien (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 3, 2019).

Link to Table of Contents

10.17
Investment Advisory Agreement among DME Advisors, LP, and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 4, 2018).

10.18
Participation Agreement among Greenlight Reinsurance, Ltd., Greenlight Reinsurance Ireland, Designated Activity Company, DME Advisors II, LLC and Solasglas Investments, LP, dated as of September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on September 4, 2018).

10.19 (1)
Employment Agreement by and between Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Neil Greenspan dated December 3, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 7, 2018).

10.20 (1)
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

10.27 (1)
Third Amendment to Employment Agreement, dated as of May 1, 2020, by and among Greenlight Capital Re, Ltd., Greenlight Reinsurance, Ltd. and Laura Accurso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2020).

10.28 (1)
Restricted Stock Unit Award Agreement by and between Greenlight Capital Re, Ltd. and Patrick O’Brien dated March 15, 2018 (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on February 27, 2019).

10.29 (1)
Restricted Stock Award Agreement by and between Greenlight Capital Re, Ltd. and Simon Burton, dated March 15, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2019).

10.30 (1)	Greenlight Capital Re, Ltd. Form of Employees’ Restricted Stock Unit Award (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement No 333-231214 filed on May 3, 2019).
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

10.32 (1)	Employment Offer, dated March 23, 2009, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed on March 9, 2020).
10.33 (1)
Amendment to Employment Offer entered into as of October 31, 2018 by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed on March 9, 2020).

10.34 (1)
Second Amendment to Employment Offer entered into September 10, 2019, by and between Greenlight Reinsurance, Ltd. and Tom Curnock (incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K filed on March 9, 2020).

10.35 (1)
Amended and Restated Restricted Stock Award Agreement dated July 30, 2020, by and between Greenlight Capital Re, Ltd and Simon Burton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2020).

10.36
Letter Agreement between Greenlight Reinsurance, Ltd, Greenlight Reinsurance Ireland, DAC, DME Advisors II, LLC and DME Advisors LP, effective July 1, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 5, 2020).

Link to Table of Contents

10.37 (1)
Deed of Settlement and Release, effective as of September 4, 2020, by and among Brendan Barry, Greenlight Capital Re, Ltd. and Greenlight Reinsurance, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2020).

10.38	Greenlight Capital Re, Ltd. Share Ownership and Retention Policy for Executives and Non-Employee Directors (incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed August 3, 2021)
10.39 (1)	Greenlight Capital Re, Ltd., Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 3, 2021)
21.1	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP.
23.2	Consent of Ernst & Young Ltd.
31.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Greenlight Capital Re, Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Solasglas Investments, LP as of and for the year ended December 31, 2021.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement.
*	Exhibit 99.1 is being filed to provide audited financial statements and the related footnotes of Solasglas Investments, LP in accordance with SEC rule 3-09 of Regulation S-X. The management of Solasglas Investments, LP is solely responsible for the form and content of the Solasglas Investments LP financial statements. The Registrant has no responsibility for the form or content of the Solasglas Investments, LP financial statements since it does not control Solasglas Investments, LP.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
By:	/s/ Simon Burton
Simon Burton Chief Executive Officer
March 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID M. EINHORN	/s/ LEONARD GOLDBERG
David M. Einhorn Director	Leonard Goldberg Director
March 8, 2022	March 8, 2022

/s/ URSULINE FOLEY	/s/ ALAN BROOKS
Ursuline Foley Director	Alan Brooks Director
March 8, 2022	March 8, 2022

/s/ IAN ISAACS	/s/ BRYAN MURPHY
Ian Isaacs Director	Bryan Murphy Director
March 8, 2022	March 8, 2022

/s/ NEIL GREENSPAN	/s/ VICTORIA GUEST
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)	Victoria Guest Director
March 8, 2022	March 8, 2022

/s/ SIMON BURTON	/s/ JOHNNY FERRARI
Simon Burton Director and Chief Executive Officer (principal executive officer)	Johnny Ferrari Director
March 8, 2022	March 8, 2022

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands
Opinion on Internal Control over Financial Reporting
We have audited Greenlight Capital Re, Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the accompanying index and our report dated March 8, 2022 expressed an unqualified opinion thereon.
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
Grand Rapids, Michigan, U.S.A.
March 8, 2022

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Greenlight Capital Re, Ltd.
Grand Cayman, Cayman Islands

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Greenlight Capital Re, Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2022 expressed an unqualified opinion thereon.
We did not audit the financial statements of Solasglas Investments, LP, an equity method investment of the Company, as of December 31, 2021 and 2020, and for the three years in the period ended December 31, 2021. The Company’s investment in Solasglas Investments, LP as of December 31, 2021 and 2020 was $183.6 million and $166.7 million, respectively, and its equity in net income of Solasglas Investments, LP was $18.1 million, $4.4 million and $46.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The financial statements of Solasglas Investments, LP were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Solasglas Investments, LP, is based solely on the report of the other auditors.
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

Link to Table of Contents
Incurred But Not Reported (IBNR) Loss Reserves

As described in Note 2 and Note 7 to the Company’s consolidated financial statements, the Company’s loss and loss adjustment expense reserves were $524.0 million for the year ended December 31, 2021. The total reserve was made up of $190.2 million of case reserves and $333.8 million of IBNR reserves. Case reserves have resulted from claims notified to the Company by its clients. IBNR loss reserves relate to claims that have been incurred by insureds and reinsureds but have not yet been reported to the insurer or reinsurer, including unknown future developments on amounts already known by the insurer or reinsurer. The calculation of the IBNR reserves requires the Company’s reserving actuaries to calculate a best, or “point,” estimate of reserves for each contract. To calculate this estimate, a number of different actuarial methodologies and key assumptions are weighted and applied to each individual contract.

We identified the IBNR portion of the Company’s loss and loss adjustment expense reserves as a critical audit matter. The Company’s actuarial methodologies and key assumptions used to calculate IBNR loss reserves are highly subjective and can have a significant impact on the loss and loss adjustment expense reserve. Auditing these methodologies and key assumptions used involves a high degree of subjective auditor judgment due to the assessment of risk and nature and extent of specialized skill and knowledge needed to address the risk.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and effectiveness of the controls relating to management’s loss reserving process, including:

•Management’s review of the completeness and accuracy of source data provided by cedents.

•Management’s review of internally selected actuarial methodologies and key assumptions used.

•Management’s review of the independent external actuarial report, which includes an independent recommended reserve balance. A comparison is performed between the Company’s internal reserve balance and the recommended balance per the independent external actuary.

•Reviewing the development of prior year estimates of IBNR loss reserves.

•Testing the completeness and accuracy of the source information used by the Company and any additional source information used by BDO’s actuarial specialists to calculate the IBNR loss reserves.

•Utilizing personnel with specialized knowledge and skill in actuarial services to: (i) evaluate the appropriateness of the methodology and the assumptions used by management and management’s specialist and (ii) evaluate the reasonableness of the Company’s loss and loss adjustment expense reserves by developing an independent estimate and reasonable range of actuarial central estimates based on an alternative combination of methods, assumptions and/or segmentation of the data.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
Grand Rapids, Michigan, U.S.A.
March 8, 2022

Link to Table of Contents
Report of Independent Registered Public Accounting Firm

The General Partner
Solasglas Investments, LP

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and partners’ capital of Solasglas Investments, LP (the “Partnership”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in partners’ capital and cash flows for the years December 31, 2021, December 31, 2020 and December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations, changes on its partners’ capital and its cash flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young Ltd.

We have served as the Partnership’s auditor since 2018.
Grand Cayman, Cayman Islands
March 8, 2022

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments
Investment in related party investment fund	$183,591	$166,735
Other investments	47,384	29,418
Total investments	230,975	196,153
Cash and cash equivalents	76,307	8,935
Restricted cash and cash equivalents	634,794	745,371
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $89)	405,365	330,232
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $47)	11,100	16,851
Deferred acquisition costs	63,026	51,014
Unearned premiums ceded	42	—
Notes receivable	—	6,101
Other assets	5,885	2,993
Total assets	$1,427,494	$1,357,650
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$524,010	$494,179
Unearned premium reserves	227,584	201,089
Reinsurance balances payable	91,224	92,247
Funds withheld	3,792	4,475
Other liabilities	7,164	5,009
Convertible senior notes payable	98,057	95,794
Total liabilities	951,831	892,793
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 27,589,731 (2020: 28,260,075): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2020: 6,254,715))	3,384	3,452
Additional paid-in capital	481,784	488,488
Retained earnings (deficit)	(9,505)	(27,083)
Total shareholders' equity	475,663	464,857
Total liabilities and equity	$1,427,494	$1,357,650

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents

GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021, 2020, and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2021	2020	2019
Revenues
Gross premiums written	$565,393	$479,791	$523,977
Gross premiums ceded	(41)	(2,268)	(48,667)
Net premiums written	565,352	477,523	475,310
Change in net unearned premium reserves	(26,073)	(22,112)	8,270
Net premiums earned	539,279	455,411	483,580
Income (loss) from investment in related party investment fund (net of related party expenses of $5,502, $3,251, and $9,874, respectively)	18,087	4,431	46,056
Net investment income (loss)	32,065	21,101	6,211
Other income (expense), net	(880)	3,149	2,306
Total revenues	588,551	484,092	538,153
Expenses
Net loss and loss adjustment expenses incurred	374,980	337,833	388,487
Acquisition costs	144,960	109,288	117,084
General and administrative expenses	29,369	26,401	29,822
Deposit interest expense	11,655	—	—
Interest expense	6,263	6,280	6,263
Total expenses	567,227	479,802	541,656
Income (loss) before income tax	21,324	4,290	(3,503)
Income tax (expense) benefit	(3,746)	(424)	(483)
Net income (loss)	$17,578	$3,866	$(3,986)
Earnings (loss) per share
Basic	$0.51	$0.11	$(0.11)
Diluted	$0.51	$0.11	$(0.11)
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	34,204,364	36,172,216	36,079,419
Diluted	34,351,016	36,278,028	36,079,419

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 For the years ended December 31, 2021, 2020, and 2019
(expressed in thousands of U.S. dollars)

	2021	2020	2019
Ordinary share capital
Balance - beginning of period	$3,452	$3,699	$3,638
Issue of Class A ordinary shares, net of forfeitures	41	8	61
Repurchase of Class A ordinary shares	(109)	(255)	—
Balance - end of period	3,384	3,452	3,699
Additional paid-in capital
Balance - beginning of period	488,488	503,547	499,726
Repurchase of Class A ordinary shares	(9,891)	(17,526)	—
Share-based compensation expense	3,187	2,467	3,821
Balance - end of period	481,784	488,488	503,547
Retained earnings (deficit)
Balance - beginning of period	(27,083)	(30,063)	(26,077)
Repurchase of Class A ordinary shares	—	—	—
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2020	—	(886)	—
Net income (loss)	17,578	3,866	(3,986)
Balance - end of period	(9,505)	(27,083)	(30,063)
Total shareholders' equity	$475,663	$464,857	$477,183

The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020, and 2019
(expressed in thousands of U.S. dollars)

	2021	2020	2019
Cash provided by (used in) operating activities
Net income (loss)	$17,578	$3,866	$(3,986)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(18,087)	(4,431)	(46,056)
Loss (income) from investment accounted for under the equity method	—	(843)	(700)
Net change in unrealized gains and losses on investments and notes receivable	(19,560)	(25,159)	(8,380)
Net realized (gains) losses on investments and notes receivable	(14,210)	9,234	14,150
Foreign exchange (gains) losses on investments	45	83	270
Current expected credit losses recognized on notes receivable and reinsurance assets	—	(750)	—
Share-based compensation expense	3,228	2,475	3,882
Amortization and interest expense, net of change in accruals	2,263	2,280	2,329
Depreciation expense	16	21	21
Net change in
Reinsurance balances receivable	(75,133)	(99,937)	69,867
Loss and loss adjustment expenses recoverable	5,751	10,633	16,174
Deferred acquisition costs	(12,012)	(1,349)	264
Unearned premiums ceded	(42)	901	24,080
Other assets, excluding depreciation	(2,908)	(850)	374
Loss and loss adjustment expense reserves	29,831	23,591	(12,074)
Unearned premium reserves	26,495	21,629	(32,329)
Reinsurance balances payable	(1,023)	(30,418)	(16,553)
Funds withheld	(683)	(483)	(11,460)
Other liabilities	2,155	(1,816)	1,758
Net cash provided by (used in) operating activities	(56,296)	(91,323)	1,631
Investing activities
Proceeds from redemptions from related party investment fund	115,835	158,347	114,077
Contributions to related party investment fund	(114,604)	(80,595)	(35,792)
Purchases of investments	(4,996)	(1,993)	(4,702)
Proceeds from sales of investments	20,755	—	—
Change in due to related party investment fund	—	—	(9,642)
Change in notes receivable	6,101	19,867	671
Non-controlling interest withdrawal from related party joint venture, net	—	—	(1,278)
Net cash provided by (used in) investing activities	23,091	95,626	63,334
Financing activities
Repurchase of Class A ordinary shares	(10,000)	(17,781)	—
Net cash provided by (used in) financing activities	(10,000)	(17,781)	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(122)	(290)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,205)	(13,600)	64,675
Cash, cash equivalents and restricted cash at beginning of the period	754,306	767,906	703,231
Cash, cash equivalents and restricted cash at end of the period	$711,101	$754,306	$767,906
Supplementary information
Interest paid in cash	$4,000	$4,000	$3,933
Income tax paid in cash	3,703	—	—
Non-cash transfer of investments	—	—	36,673
Non-cash addition of right-of-use asset	—	—	323
The accompanying Notes to the Consolidated Financial Statements are an
integral part of the Consolidated Financial Statements.

Link to Table of Contents
GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2021, 2020, and 2019

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of GLRE and the consolidated financial statements of its wholly-owned subsidiaries, Greenlight Re, GRIL, Verdant, and Greenlight Re UK. All significant intercompany transactions and balances have been eliminated on consolidation.

Significant estimates used in the preparation of the Company’s consolidated financial statements, including those associated with premiums and the estimations of loss and loss adjustment expense reserves, including losses arising from the novel coronavirus (the “COVID-19 pandemic”), may be subject to significant adjustments in future periods. (See Note 7 for the significant assumptions that served as the basis for the Company's reserve estimates for the COVID-19 pandemic).

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, premiums written, earned and receivable, variability underlying risk transfer assessments, allowances for credit losses, share-based compensation, valuation allowances associated with deferred tax assets and investment impairments.

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

The following table reconciles the cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total presented in the consolidated statements of cash flows:

Link to Table of Contents

	December 31, 2021	December 31, 2020
	($ in thousands)
Cash and cash equivalents	$76,307	$8,935
Restricted cash and cash equivalents	634,794	745,371
Total cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows	$711,101	$754,306

Premium Revenue Recognition

The Company writes excess of loss contracts and quota share contracts, and estimates the ultimate premiums for the contract period. The Company bases these estimates on actuarial pricing models and information received from ceding companies. For excess of loss contracts, the Company writes the total ultimate estimated premiums at the contract’s inception. For quota share contracts, the Company writes premiums in the same periods in which the underlying insurance contracts are written, based on cession statements from cedents. The Company typically receives these statements monthly or quarterly, depending on the terms specified in each contract. For any reporting lag, the Company estimates premiums written based on the portion of the estimated ultimate premiums relating to the risks bound during the lag period.

The Company’s management reviews premium estimates at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums, along with a review of the aging and collection of premiums. Management evaluates the appropriateness of the premium estimates on the basis of these reviews and records any adjustments to these estimates in the period in which they are determined. Changes in premium estimates, including premium receivable on both excess of loss and quota share contracts, are not unusual and may result in significant adjustments in any period. A portion of amounts included in the caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets represent estimated premiums written, net of commissions and brokerage, and are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract with no remaining coverage period are earned in full when written.

Certain contracts allow for reinstatement premiums in the event of a loss. Reinstatement premiums are written and earned when a triggering loss event occurs.

Premiums written are generally recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets includes amounts held by cedents. Such amounts include premiums and funds held at Lloyd’s, which is held in trust at Lloyd's as security for members’ underwriting activities. At December 31, 2021, funds held by cedents were $246.9 million (December 31, 2020: $127.6 million).

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

Acquisition Costs

Policy acquisition costs vary with, and are directly related to, the successful production of new and renewal business and consist principally of commissions, taxes, and brokerage expenses. The Company presents acquisition costs incurred on reinsurance assumed net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, the Company writes off deferred acquisition costs to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, the Company accrues a liability for the excess deficiency. The Company did not recognize any premium deficiency adjustments during the periods presented.

Link to Table of Contents

Policy acquisition costs also include profit commissions, which the Company recognized on a basis consistent with its estimate of losses and loss expenses. At December 31, 2021, $8.3 million of profit commission reserves were recoverable, net of profit commissions payable (December 31, 2020: $10.9 million). For the year ended December 31, 2021, net profit commission expense (income) of $8.6 million, (2020: $(7.7) million, 2019: $6.7 million) was included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

Funds Withheld

Funds withheld represent reinsurance balances retained as collateral by the Company on retroceded contracts. Any interest expense that the Company incurs while these funds are withheld is included under the caption “Net investment income (loss)” in the consolidated statements of operations.

Loss and Loss Adjustment Expense Reserves and Recoverable

The Company’s loss and loss adjustment expense reserves are composed of:

●	case reserves for loss and loss adjustment expenses resulting from claims notified to the Company by its clients; and
●	reserves for estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer (“IBNR”), including unknown future developments on loss and loss adjustment expenses that are known to the insurer or reinsurer.
The Company estimates these reserves based on reports from ceding companies, industry data, and historical experience analyzed using standard actuarial and statistical techniques.

The analysis performed includes an assessment of currently available data, predictions of future developments, estimates of future trends, and other factors. These estimates are reviewed by the Company’s reserving committee at least quarterly and adjusted as necessary.

The final settlement of losses may vary, perhaps materially, from the reserves recorded. The Company recognizes all adjustments to the estimates in the period they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event that may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

Loss and loss adjustment expenses recoverable represent the amounts due from retrocessionaires for unpaid loss and loss adjustment expenses on retrocession agreements. Ceded IBNR recoverable is estimated based on the Company’s actuarial estimates. These estimates are reviewed periodically and adjusted when deemed necessary. The Company may be unable to recover the loss and loss adjustment expense recoverable amounts due as a result of the retrocessionaires’ inability to pay. The Company regularly evaluates the financial condition of its retrocessionaires and records provisions for uncollectible reinsurance expenses recoverable when recovery is no longer probable.

For natural peril exposed business, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves as the Company deems appropriate. To establish catastrophe IBNR loss estimates, the Company uses estimates communicated by ceding companies, industry data and information, knowledge of the business written, and management’s judgment.

For all non-natural peril business, initial reserves for each contract are determined based on a combination of (i) the pricing analysis of the expected loss ratio performed prior to binding the contract; (ii) the underwriter’s detailed knowledge of the cedent, its operations and future business plans; and (iii) the professional judgment and recommendation of the Chief Actuary. In the pricing analysis, the Company utilizes information both from the individual client and from industry data. This information typically includes, but is not limited to, data related to premiums, losses, exposure, business mix, industry performance, and associated trends covering as much history as deemed appropriate. The level of detail within the data obtained varies greatly depending on the underlying contract, line of business, client, and coverage provided. In all cases, the Company requests each client to provide data for each reporting period, which, depending on the contract, could be on a monthly or quarterly basis. The terms and conditions of each contract specify the data reporting requirements.

Generally, the Company obtains regular updates of premium and loss-related information for the current and historical periods and utilizes them to update the initially expected loss ratio. There may be a lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag

Link to Table of Contents
may impact the Company’s loss reserve estimates. Client reports have pre-determined due dates (for example, fifteen days after each month-end). The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

Once the updated information is received, the Company uses various standard actuarial methods for its analysis each quarter. Such methods typically include the following:

●
Paid loss development method: Ultimate losses are estimated by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. This method assumes that losses are paid in a consistent pattern. It provides an objective test of reported loss projections because paid losses contain no reserve estimates.

●
Reported loss development method: Ultimate losses are estimated by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. This method incorporates changes in payments and case reserves.

●
Expected loss ratio method: Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is often determined using industry data, historical company data, past pricing or reserving analysis performed, and actuarial judgment. This method is typically used for lines of business and contracts where there are no historical losses or where past loss experience is not considered applicable to the current period.

●
Bornhuetter-Ferguson paid loss method: Ultimate losses are estimated by modifying expected loss ratios to the extent that paid losses experienced to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses.

●
Bornhuetter-Ferguson reported loss method: Ultimate losses are estimated by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses.

●
Frequency / Severity method: Ultimate losses are estimated under this method by multiplying the ultimate number of claims (i.e., the frequency multiplied by the exposure base on which the frequency has been determined) by the estimated ultimate average cost per claim (i.e., the severity). This approach enables trends and patterns in the rates of claims emergence (i.e., reporting) and settlement (i.e., closure) and the average cost of claims to be analyzed separately.

In addition, the Company may supplement its analysis with other reserving methodologies that it deems relevant to specific contracts.

For each contract, the Company utilizes reserving methodologies it considers appropriate to calculate a best estimate of reserves. The decision of whether to use a single methodology or a combination depends upon the portfolio segment being analyzed and the actuaries’ judgment. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain methods are considered more appropriate than others depending on the type, structure, age, maturity, and duration of the expected losses on the contract. For example, the ultimate incurred loss for relatively new contracts (and therefore have experienced little paid loss development) may be more appropriately estimated using a Bornhuetter-Ferguson reported loss method than a paid loss development method.

The Company’s gross aggregate reserves are the sum of the best estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves. Each quarter, the Company’s Reserving Committee, led by the Chief Actuary, meets to assess the adequacy of our loss reserves based on the reserve analysis and recommendations prepared by the Company’s reserving department. The Reserving Committee reviews, discusses, and puts forward a loss reserve recommendation for the Audit Committee’s approval.

Additionally, an independent third-party actuarial firm performs a quarterly reserve review and annually opines on the reasonableness and adequacy of the aggregate loss reserves. The Company provides the third-party actuarial firm with its pricing models, reserving analysis, and other data. Additionally, the actuarial firm may inquire as to the various assumptions and estimates used in the reserving analysis. The actuarial firm independently creates its own reserving models based on industry loss information, augmented by client-specific loss information and independent assumptions and estimates. Based on various reserving methodologies that the actuarial firm considers appropriate, it creates a loss reserve estimate for each segment in the portfolio. It recommends an aggregate loss reserve, including IBNR. In the event of material differences between the Company's aggregated booked reserves and the actuarial firm's recommended reserves, the reserving committee and Audit

Link to Table of Contents
Committee would be notified, with the reserves adjusted as deemed appropriate. To date, there have been no material differences resulting from the external actuary’s reviews requiring adjustments to the Company’s booked reserves.

The Company does not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event. At December 31, 2021 and 2020, the Company did not have a significant backlog in our claims processing.

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s loss and loss adjustment expense reserves during the years ended December 31, 2021, and 2020.

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

The Company evaluates each counterparty’s creditworthiness based on credit ratings that independent agencies assign to the counterparty. The Company manages its credit risk in its reinsurance assets by transacting only with insurers and reinsurers that it considers financially sound. Credit ratings of the counterparties are forward-looking and consider a variety of economic scenarios. The Company's evaluation of the required allowance for reinsurance balances receivable and loss and loss adjustment expenses recoverable considers the current economic environment as well as macroeconomic outcomes.

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

At December 31, 2021, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million. (December 31, 2020, $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income and expense recorded in the Company’s consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense,” respectively. The Company records deposit assets and liabilities in its consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At December 31, 2021, deposit assets and deposit liabilities were $3.5 million and $18.6 million, respectively (December 31, 2020: $4.6 million and $31.0 million, respectively). For the years ended December 31, 2021, 2020, and 2019, the interest income and (expense) on deposit accounted contracts were as follows:

	2021	2020	2019
	($ in thousands)
Deposit interest income	$—	$1,711	$2,773
Deposit interest expense	(11,655)	—	—
Deposit interest income (expense), net	$(11,655)	$1,711	$2,773

Equity Method Accounted Investments

The Company accounts for its investments in investee companies that are not consolidated but over which the Company exercises significant influence under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Net investment income (loss)’’ in the consolidated statements of

Link to Table of Contents
operations. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Other investments’’ in the Company’s consolidated balance sheets.

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

Financial Instruments

The Company purchases “other investments,” which may include investments in private and unlisted equity securities, limited partnerships, and commodities. Private investments and unlisted equities include securities that do not have readily determinable fair values. The carrying values of these holdings are determined based on their original cost minus impairment, if any, plus or minus changes resulting from observable price changes.

For securities classified as “other investments,” any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

The Company records interest income and interest expense on an accrual basis.

Share-Based Compensation

The Company has established a stock incentive plan for directors, employees, and consultants.

The Company recognizes share-based compensation costs based on the fair value at the grant date of the award. The Company measures compensation for restricted shares and restricted stock units (“RSUs”) based on the price of the Company’s common shares at the grant date. For restricted shares and RSUs with service and performance vesting conditions, the expense is recognized based on management’s estimate of the probability of the performance conditions being achieved based on historical results and expectations of future results. If the Company expects to meet the performance conditions, it attributes the expense to the period the requisite service is rendered. For restricted shares and RSUs with only service vesting conditions, the Company recognizes the associated expense on a straight-line basis over the vesting period, net of any estimated or expected forfeitures.

The forfeiture rate is estimated based on the Company’s historical actual forfeitures relating to restricted shares and RSUs granted to employees. The forfeiture rate is reviewed annually and adjusted as necessary. The Company applies no forfeiture rate to restricted shares granted to directors, which vest over a maximum twelve-month period.

Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses the Black-Scholes option-pricing model to assist in the calculation of fair value for share purchase options. The model requires estimating various inputs such as the term, forfeiture and dividend rates, and expected volatility. In determining the grant date fair value, the Company uses the entire ten-year life of the options as the estimated term and assumes no forfeitures and no dividends paid during the life of the options. The Company bases its estimate of expected volatility on the daily historical trading data of the Company’s Class A ordinary shares from the date these shares commenced trading (May 24, 2007) to the grant date.

Link to Table of Contents
For share purchase options issued under the employee stock incentive plan, the compensation cost is calculated and recognized over the vesting periods on a graded vesting basis (see Note 11).

Convertible Notes

The Company has determined that the senior convertible notes’ cash conversion option represents an embedded derivative and has bifurcated it from the underlying contract for financial reporting purposes. For the debt component, the Company recorded a liability equivalent to the present value of comparable debt without the conversion features at the time of issuance. The remainder of the proceeds, which represented the embedded derivative, was included in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets
Costs incurred in issuing the convertible notes consisted primarily of underwriting, legal, accounting, and printing fees. The Company allocated the costs associated with the debt and derivative components ratably to the liability and shareholders’ equity balances, respectively. The debt-related portion of these costs has been capitalized and deducted from the principal of senior convertible notes payable in the Company’s consolidated balance sheets. These costs are amortized over the term of the debt and are included in the caption “Interest expense” in the Company’s consolidated statements of operations. The Company has allocated a portion of the issuance costs to the embedded derivative and deducted this portion from additional paid-in capital.

A recently issued U.S. GAAP accounting standard no longer permits entities to bifurcate embedded conversion features from the underlying contract. See the below section captioned “Recently Issued Accounting Standards Not Yet Adopted” for the impact of the new accounting standard on the Company’s accounting of its senior convertible notes.

Foreign Exchange

The reporting and functional currency of the Company and all its significant subsidiaries is the U.S. dollar. The Company records foreign currency transactions at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are converted at the exchange rate in effect at the balance sheet date and exchange gains and losses, if any, are included in the caption “Other income (expense), net” in the Company’s consolidated statements of operations.

Derivative instruments

The Company recognizes derivative financial instruments in the consolidated balance sheets at their fair values. It includes any realized gains and losses and changes in unrealized gains and losses in the caption “Net investment income (loss)” in the consolidated statements of operations.

The Company’s derivatives do not qualify as hedges for financial reporting purposes. The Company records the associated assets and liabilities in its consolidated balance sheets on a gross basis. The Company does not offset these balances against collateral pledged or received.

Other Assets

The caption “Other assets” in the Company’s consolidated balance sheets consists primarily of prepaid expenses, fixed assets, right-of-use lease assets, other receivables, and deferred tax assets.

Other Liabilities

The caption “Other liabilities” in the Company’s consolidated balance sheets consists primarily of accruals for legal and other professional fees, employee bonuses, taxes payable, and lease liabilities.

Comprehensive Income (Loss)

The Company has no comprehensive income or loss other than the net income or loss disclosed in the consolidated statements of operations.

Earnings (Loss) Per Share

The Company’s unvested restricted stock awards, which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered “participating securities” for the purposes of calculating earnings (loss) per

Link to Table of Contents
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

The table below presents the shares outstanding for the calculation of earnings (loss) per share for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Weighted average shares outstanding - basic	34,204,364	36,172,216	36,079,419
Effect of dilutive employee and director share-based awards	146,652	105,812	—
Weighted average shares outstanding - diluted	34,351,016	36,278,028	36,079,419
Anti-dilutive stock options outstanding	735,627	835,627	875,627
Participating securities excluded from calculation of loss per share	—	—	936,669

Taxation

Under current Cayman Islands law, no corporate entity, including GLRE and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Act, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to GLRE, Greenlight Re nor their respective operations, or to the Class A or Class B ordinary shares or related obligations, before February 1, 2025.

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2020: 21%). Verdant’s tax years 2018 and beyond remain open and subject to examination by the IRS.

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

Link to Table of Contents
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

The Company expects that its adoption of ASU 2020-06 will impact the accounting for its senior convertible notes (see Note 9) and will lead to a decrease in its opening shareholders’ equity of approximately $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes. The Company expects that in the periods in which the Company reports a net income, the number of shares outstanding for the diluted earnings per share calculation will be approximately 5.8 million higher under the if-converted method. The Company does not expect the adoption of ASU 2020-06 to have a material impact on net income, cash flows, or any other balances.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

On September 1, 2018, the Company entered into an amended and restated exempted limited partnership agreement (as amended by the letter agreement dated as of August 5, 2020 (the “Previous SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together the “GLRE Limited Partners”), and the initial limited partner (each, a “Partner”). On September 1, 2018, SILP also entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”) pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

On January 7, 2021, the Company and DME II entered into the Second Amended and Restated Exempted Limited Partnership Agreement, effective as of January 1, 2021 (the “SILP LPA”). The SILP LPA amends, restates, supersedes, and incorporates all material terms of the Previous SILP LPA, as amended as of February 26, 2019, and the letter agreements dated June 18, 2019, December 27, 2019, and August 5, 2020 (collectively, the “Amendments”). The SILP LPA also amended the definition of “Additional Investment Ratio” and each of the defined terms “Greenlight Re Surplus” and “GRIL Surplus” to clarify that each of the respectively referenced “financial statements” are “U.S. GAAP financial statements.” In addition, the SILP LPA included the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit”. The SILP LPA also amended the investment guidelines to reflect the amended investment guidelines adopted by the Company’s Board of Directors effective as of January 1, 2021.

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

Link to Table of Contents
Consequently, the Company has concluded that DME II’s interests, not the Company’s, meet both the “power” and “benefits” criteria associated with VIE accounting guidance, and therefore DME II is SILP’s primary beneficiary. The Company presents its investment in SILP in its consolidated balance sheets in the caption “Investment in related party investment fund.”

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At December 31, 2021, the net asset value of the GLRE Limited Partners’ investment in SILP was $183.6 million (December 31, 2020: $166.7 million), representing 78.2% (December 31, 2020: 75.7%) of SILP’s total net assets. DME II held the remaining 21.8% (December 31, 2020: 24.3%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At December 31, 2021, the majority of SILP’s long investments were composed of cash and publicly-traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the years ended December 31, 2021, 2020, and 2019 was $18.1 million, $4.4 million, and $46.1 million, respectively, and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s consolidated statements of operations. The change in the net asset value of SILP for the year ended December 31, 2021, was primarily driven by withdrawals made by the GLRE Limited Partners for paying claims and posting collateral to reinsurance clients.

At December 31, 2021, the Company’s investments in SILP was in excess of 10% of the Company’s total shareholders’ equity, with a fair value of $183.6 million (December 31, 2020: $166.7 million), representing 38.6% (December 31, 2020: 35.9%), of total shareholders’ equity.

The Company has determined that for its fiscal year ended December 31, 2021, the Company’s investment in SILP met at least one of the conditions of a significant subsidiary under SEC’s Regulation S-X, Rule 3-09. Accordingly, the audited financial statements for SILP have been attached as an exhibit (Exhibit 99.1) to this Form 10-K.

The summarized financial statements of SILP are presented below.

Link to Table of Contents
Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	December 31, 2021	December 31, 2020
	($ in thousands)
Assets
Investments, at fair value	$297,937	$272,398
Derivative contracts, at fair value	2,542	1,450
Due from brokers	84,775	92,053
Interest and dividends receivable	28	59
Total assets	385,282	365,960

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(132,360)	(131,902)
Derivative contracts, at fair value	(7,253)	(4,156)
Capital withdrawals payable	(10,000)	—
Due to brokers	—	(9,179)
Interest and dividends payable	(580)	(429)
Other liabilities	(358)	(175)
Total liabilities	(150,551)	(145,841)

Net Assets	$234,731	$220,119

GLRE Limited Partners’ share of Net Assets	$183,591	$166,735

Link to Table of Contents
Summarized Statement of Operations of Solasglas Investments, LP

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$641	$1,365	$3,179
Interest income	228	654	3,884
Total Investment income	869	2,019	7,063

Expenses
Management fee	(3,492)	(2,808)	(4,893)
Interest	(1,055)	(798)	(2,408)
Dividends	(1,147)	(861)	(1,670)
Professional fees and other	(1,221)	(949)	(1,141)
Total expenses	(6,915)	(5,416)	(10,112)
Net investment income (loss)	(6,046)	(3,397)	(3,049)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	(3,420)	(61,616)	34,539
Net change in unrealized appreciation (depreciation)	35,482	71,948	28,515
Net gain (loss) on investment transactions	32,062	10,332	63,054

Net income (loss)	$26,016	$6,935	$60,005

GLRE Limited Partners’ share of net income (loss) (1)	$18,087	$4,431	$46,056

1 Net income (loss) is net of management fees and performance allocation presented below:

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Management fees	$3,492	$2,808	$4,893
Performance allocation	2,010	443	4,981
Total	$5,502	$3,251	$9,874

See Note 14 for further details on management fees and performance allocation.

4.     FINANCIAL INSTRUMENTS

Purchases and sales of financial instruments are disclosed in the Company’s consolidated statements of cash flows. The following table summarizes the change in unrealized gains and losses and the realized gains and losses on financial instruments included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019:

Link to Table of Contents

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Gross realized gains	$14,210	$5,766	$—
Gross realized losses	—	(15,000)	(14,150)
Net realized gains (losses)	$14,210	$(9,234)	$(14,150)
Change in unrealized gains and losses	$19,560	$25,909	$8,380

Investments

Other Investments

The Company’s “Other investments” are composed of the following:

•Private investments and unlisted equities, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market; and
•Derivative financial instruments associated with the Company’s Innovations investments.

At December 31, 2021, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$17,411	$31,438	$(1,800)	$47,049
Derivative financial instruments (not designated as hedging instruments)	—	335	—	335
Total other investments	$17,411	$31,773	$(1,800)	$47,384

At December 31, 2020, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$12,414	$10,679	$(1,300)	$21,793
Derivative financial instruments (not designated as hedging instruments)	—	1,080	—	1,080
Other investments	12,414	11,759	(1,300)	22,873
Investment accounted for under the equity method	—	—	—	6,545
Total other investments				$29,418

At December 31, 2020, the investment accounted for under the equity method represented an investment in AccuRisk Holdings LLC (“AccuRisk”), a Chicago, Illinois-based managing general underwriter focused on employee and health insurance benefits. During the year ended December 31, 2021, the Company sold its investment in AccuRisk and realized a pre-tax gain of $14.2 million, which was included in the caption “Net investment income (loss)” in the Company’s consolidated statements of operations.

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

Link to Table of Contents
Private investments and unlisted equity securities without readily determinable fair values

The Company measures its private investments and unlisted equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from identical or similar investments of the same issuers (the “measurement alternative”), with such changes recognized in the caption “Net investment income (loss)” in the consolidated statements of operations. The Company considers the need for impairment on a by-investment basis, based on certain indicators. Under the measurement alternative, the Company makes two types of valuation adjustments:

•When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Once the Company records such an adjustment, the investment is considered an “asset measured at fair value on a nonrecurring basis.”
• If the Company determines that the investment is impaired and the fair value is less than its carrying value, it writes down the investment to its fair value.

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at December 31, 2021, 2020, and 2019, and the related adjustments recorded during the years then ended.

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Carrying value (1)	$47,049	$21,793	$10,682
Upward carrying value changes (2)	$20,814	$10,576	$200
Downward carrying value changes and impairment (3)	$(500)	$(1,500)	$—

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to December 31, 2021, were $31.6 million.
(3) The cumulative downward carrying value changes and impairments from inception to December 31, 2021, were $2.0 million.

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

Assets measured at fair value on a nonrecurring basis

At December 31, 2021, and 2020, the Company held $40.5 million and $16.5 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy due to their illiquidity.

Derivative instruments

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

Link to Table of Contents
include a risk-free rate of 0.50% and estimated volatility of 50%. The carrying value of the derivative instruments represents the fair value.

For the derivative instruments valued on the basis of Level 3 inputs, the Company includes any change in unrealized gains or losses in the caption “Net investment income (loss)” in the consolidated statements of operations.

At December 31, 2021, and 2020, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient. It is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The caption “Convertible senior notes payable” represents financial instruments that the Company carries at amortized cost. The fair value of the convertible senior notes payable is estimated based on the bid price observed in an inactive market for the identical instrument (Level 2 input) (see Note 9).

5.     CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents at December 31, 2021, and 2020 were composed of cash at banks.

Due to the short-term nature of cash and cash equivalents, the carrying values of cash at banks approximate their fair value. Cash at banks includes cash held at non-U.S. financial institutions which are not insured by the FDIC or other deposit insurance programs.

6.     RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS

Restricted cash and restricted cash equivalents include amounts held by the Company but pledged as security to provide collateral required by the cedents in the form of trust accounts and letters of credit (see Note 15). At December 31, 2021, and 2020, the restricted cash and cash equivalents were composed of the following:

	December 31, 2021	December 31, 2020
	($ in thousands)
Cash held as collateral in trust accounts	$497,149	$607,751
Cash collateral relating to letters of credit issued	137,645	137,620
Total restricted cash and restricted cash equivalents	$634,794	$745,371

7.     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At December 31, 2021, the Company’s loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events including, but not limited to, hurricanes, tornados, typhoons, floods, earthquakes, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. To establish IBNR loss estimates, the Company makes use of, among other things, the following:

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

Link to Table of Contents

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

While the Company believes its estimate of loss and loss adjustment expense reserves for the COVID-19 pandemic is adequate as of December 31, 2021, based on available information, actual losses may ultimately differ materially from the Company's current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information becomes available and will adjust its estimates accordingly. Such adjustments may be material to the Company's results of operations and financial condition.

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the years ended December 31, 2021, and 2020.

At December 31, 2021 and 2020, loss and loss adjustment expense reserves were composed of the following:

	December 31, 2021	December 31, 2020
	($ in thousands)
Case reserves	$190,220	$176,805
IBNR	333,790	317,374
Total	$524,010	$494,179

Link to Table of Contents

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the years ended December 31, 2021, 2020, and 2019 is as follows:

Consolidated	2021	2020	2019
	($ in thousands)
Gross balance at January 1	$494,179	$470,588	$482,662
Less: Losses recoverable	(16,851)	(27,531)	(43,705)
Net balance at January 1	477,328	443,057	438,957
Incurred losses related to:
Current year	389,080	333,096	357,237
Prior years	(14,100)	4,737	31,250
Total incurred	374,980	337,833	388,487
Paid losses related to:
Current year	(152,214)	(109,509)	(167,508)
Prior years	(185,549)	(195,726)	(217,998)
Total paid	(337,763)	(305,235)	(385,506)
Foreign currency revaluation	(1,635)	1,673	1,119
Net balance at December 31	512,910	477,328	443,057
Add: Losses recoverable	11,100	16,851	27,531
Gross balance at December 31	$524,010	$494,179	$470,588

Loss development

Year ended December 31, 2021

During the year ended December 31, 2021, the Company experienced $14.1 million in net favorable development on prior year loss and LAE reserves. This net favorable development resulted primarily from the following:

Favorable developments:
•$14.7 million of favorable loss development on motor contracts, primarily relating to contracts that incepted in 2015 and 2016 resulting from better than expected reported claims.
•$8.9 million favorable loss development on various specialty lines of business, including crop, space, and marine and energy, as actual losses reported were better than expected.
•$5.0 million of favorable loss development on mortgage contracts resulting from lower delinquencies and fewer reported claims than initially anticipated. On a financial-impact basis, the favorable loss development on these contracts was offset by increased profit commissions, which are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.
•$3.5 million favorable loss development on a multi-line contract that incepted in 2019.

Adverse developments:
• $14.4 million of adverse development on multi-line casualty contracts primarily relating to contracts that incepted in 2014 to 2015 resulting from unfavorable development in reported claims.
•$2.9 million of adverse development on a general liability contract resulting from unfavorable development in reported claims.
•$1.2 million of adverse development on workers’ compensation contracts resulting from higher than anticipated losses.

The remaining development on prior year loss and LAE reserves recognized in 2021 related to several smaller adjustments made across various lines of business.

Year ended December 31, 2020

During the year ended December 31, 2020, the Company experienced $4.7 million in net adverse development on prior year loss and LAE reserves. This net adverse development resulted primarily from the following:

Link to Table of Contents

Adverse developments:
• $7.6 million of adverse loss development on multi-line contracts that incepted from 2015 to 2018, resulting from unfavorable development in reported claims.
• $1.9 million of adverse loss development on general liability contracts, primarily relating to a contract that incepted in 2017 resulting from unfavorable development in reported claims.
• $1.9 million of adverse loss development on specialty health contracts primarily arising from a few large medical claims reported on a contract that incepted in 2019.
•$1.5 million of adverse loss development on motor contracts relating to the 2018 and 2019 treaty years, partially offset by favorable loss development on contracts that incepted from 2015 to 2017.

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
•$1.9 million of favorable loss development on a professional liability contract relating to a contract that incepted in 2008 where the reported claims have been lower than those previously anticipated.

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

Link to Table of Contents
The changes in the outstanding loss and loss adjustment expense reserves for health claims for the years ended December 31, 2021, 2020, and 2019 are as follows:

Health	2021	2020	2019
	($ in thousands)
Gross balance at January 1	$17,485	$18,063	$24,502
Less: Losses recoverable	—	—	—
Net balance at January 1	17,485	18,063	24,502
Incurred losses related to:
Current year	37,076	35,911	33,736
Prior years	(1,536)	1,321	3,569
Total incurred	35,540	37,232	37,305
Paid losses related to:
Current year	(28,435)	(20,988)	(17,410)
Prior years	(14,652)	(16,822)	(26,334)
Total paid	(43,087)	(37,810)	(43,744)
Foreign currency revaluation	—	—	—
Net balance at December 31	9,938	17,485	18,063
Add: Losses recoverable	—	—	—
Gross balance at December 31	$9,938	$17,485	$18,063

Disclosures about Short-Duration Contracts

The Company has one operating segment, Property & Casualty Reinsurance, and categorizes its business as Property, Casualty, and Other. The Company’s loss development tables presented below have been disaggregated by lines of business for the years ended from December 31, 2012, through 2021.

For purposes of the loss development tables, the property business has been further disaggregated into "Property" and "Motor - Physical Damage." The casualty category has been disaggregated into "General Liability," "Motor Liability," "Professional Liability," and "Workers' Compensation." In addition, the incurred and paid claims relating to accident and health business have been presented separately as "Health." Other specialty business, including financial, aviation, crop, cyber, energy, and marine, which are individually insignificant to our overall business, have been grouped as "Other." Contracts that cover more than one line of business, including Lloyd’s business, are grouped as "Multi-line."

For each category, the following tables present the incurred and paid claims development at December 31, 2021, net of retrocession, and the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amount. Health claims have been disaggregated and presented separately.

Link to Table of Contents

The tables below present incurred and paid claims development for the years ended December 31, 2012 to 2020. They are presented as unaudited supplementary information. Totals may not sum due to rounding.

Health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$24,712	$23,088	$22,780	$22,681	$22,671	$22,671	$22,658	$22,658	$22,658	$22,658	$—
2013		30,544	33,841	34,203	33,960	33,945	33,945	33,944	33,935	33,935	—
2014			32,875	30,191	29,514	29,072	29,031	28,969	28,964	28,964	—
2015				34,097	33,530	34,116	33,894	33,885	33,881	33,881	—
2016					37,747	40,889	41,255	41,355	41,305	41,276	—
2017						45,007	46,455	46,687	46,535	46,208	14
2018							56,868	60,176	59,782	58,958	128
2019								33,736	35,673	35,067	392
2020									35,911	36,161	762
2021										37,076	8,641
									Total	$374,183	$9,938

Health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$14,896	$22,691	$22,780	$22,679	$22,671	$22,671	$22,658	$22,658	$22,658	$22,658
2013		21,459	33,841	34,024	33,957	33,944	33,944	33,944	33,924	33,935
2014			19,056	28,515	29,117	29,038	29,032	28,970	28,960	28,964
2015				14,529	31,802	34,044	33,894	33,876	33,875	33,881
2016					21,881	39,988	41,255	41,162	41,141	41,276
2017						23,834	44,125	46,615	46,520	46,193
2018							34,696	58,713	59,640	58,830
2019								17,410	33,450	34,675
2020									20,988	35,398
2021										28,435
									Total	364,246
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Health)								$9,938

Link to Table of Contents

Multiline
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—	—
2014			2,390	2,390	2,390	2,609	2,625	2,586	2,653	4,446	2,165
2015				27,988	28,140	30,579	32,085	30,988	32,390	37,920	10,473
2016					55,829	60,136	60,855	59,906	62,366	68,335	19,211
2017						81,965	79,590	83,358	85,187	87,725	23,640
2018							59,004	51,079	53,980	54,784	15,712
2019								46,338	45,317	45,372	14,797
2020									58,929	56,062	31,522
2021										51,488	39,247
									Total	$406,132	$156,767

Multiline
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	145	566	1,092	1,413	1,995	2,281
2015				32	2,838	10,031	16,154	19,103	24,815	27,448
2016					5,867	16,639	27,198	33,103	42,816	49,124
2017						9,578	27,427	39,748	54,170	64,084
2018							8,150	20,791	32,369	39,072
2019								11,057	23,505	30,575
2020									12,538	24,540
2021										12,241
									Total	249,366
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Multiline)								$156,767

Link to Table of Contents

General Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$12,626	$18,133	$16,921	$29,554	$31,145	$31,161	$31,274	$30,902	$30,924	$30,833	$—
2013		3,018	2,689	4,666	4,511	4,510	4,916	4,770	4,648	4,465	—
2014			1,238	1,229	1,174	1,033	1,355	1,000	1,041	1,128	114
2015				1,699	1,690	1,756	1,979	2,152	2,190	2,608	552
2016					6,203	6,519	7,124	7,867	8,095	8,923	2,359
2017						5,432	6,527	7,381	8,451	9,634	3,928
2018							2,909	3,446	3,955	4,619	1,808
2019								1,003	1,130	1,198	891
2020									1,673	1,673	1,601
2021										13,332	13,229
									Total	$78,413	$24,482

General Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$1,750	$9,926	$13,142	$15,836	$30,667	$30,687	$30,891	$30,902	$30,924	$30,833
2013		1,371	1,917	2,298	4,191	4,274	4,652	4,770	4,648	4,465
2014			18	146	413	548	492	762	473	1,014
2015				69	293	532	547	925	945	2,056
2016					122	1,589	3,277	4,670	6,109	6,565
2017						136	1,412	2,824	4,385	5,707
2018							165	1,286	2,296	2,810
2019								26	227	307
2020									71	72
2021										103
									Total	53,931
				All outstanding liabilities before 2012, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (General Liability)									$24,482

Link to Table of Contents

Motor Casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$132,284	$131,196	$131,896	$131,202	$131,305	$131,302	$131,302	$131,302	$131,302	$131,302	$—
2013		182,833	179,930	174,744	174,782	174,848	174,925	174,931	174,931	174,931	—
2014			93,718	92,844	94,688	94,385	94,147	94,192	94,192	94,192	—
2015				128,199	130,410	129,991	132,853	134,951	133,640	132,904	405
2016					166,389	169,294	174,037	179,801	175,915	172,182	563
2017						187,109	188,754	195,258	193,077	187,662	1,616
2018							150,700	170,016	174,467	171,842	6,255
2019								168,154	171,803	171,420	5,766
2020									96,902	96,539	9,360
2021										102,807	46,051
									Total	$1,435,781	$70,015

Motor Casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$58,585	$118,142	$126,622	$128,913	$131,302	$131,302	$131,302	$131,302	$131,302	$131,302
2013		86,558	159,200	171,855	174,658	174,848	174,925	174,931	174,931	174,931
2014			49,994	86,297	89,687	94,385	94,147	94,192	94,192	94,192
2015				81,093	125,645	129,174	129,571	133,673	132,340	132,499
2016					97,325	157,948	170,658	178,800	175,033	171,619
2017						115,204	170,157	188,225	186,105	186,047
2018							83,652	143,267	156,593	165,587
2019								99,043	155,332	165,653
2020									42,777	87,179
2021										56,756
									Total	1,365,766
				All outstanding liabilities before 2012, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Casualty)									$70,015

Link to Table of Contents

Motor Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$36,985	$36,129	$36,008	$35,998	$35,922	$35,922	$35,922	$35,922	$35,922	$35,922	$—
2013		46,189	45,629	44,728	44,656	44,695	44,719	44,478	44,478	44,478	—
2014			18,870	18,797	19,056	19,000	19,006	19,021	19,021	19,021	—
2015				22,035	22,516	22,505	23,263	23,939	23,715	23,638	—
2016					27,853	28,279	29,090	29,051	28,465	28,231	—
2017						39,986	39,621	40,394	39,448	39,146	31
2018							42,336	47,209	47,115	46,915	1,260
2019								43,103	45,795	45,712	3,365
2020									23,556	23,497	1,813
2021										27,316	12,353
									Total	$333,877	$18,822

Motor Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$16,902	$34,588	$35,854	$35,903	$35,922	$35,922	$35,922	$35,922	$35,922	$35,922
2013		21,112	41,066	44,363	44,431	44,476	44,476	44,478	44,478	44,478
2014			10,305	17,621	18,420	19,000	19,006	19,021	19,021	19,021
2015				13,859	22,013	22,505	22,595	23,839	23,715	23,638
2016					16,725	27,023	28,609	28,851	28,465	28,231
2017						23,091	37,058	39,711	38,971	39,115
2018							23,576	40,118	45,086	45,655
2019								25,103	38,672	42,346
2020									10,880	21,684
2021										14,963
									Total	315,055
				All outstanding liabilities before 2012, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Motor Property)									$18,822

Link to Table of Contents

Other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$3,974	$3,591	$3,756	$3,773	$3,759	$3,755	$3,782	$3,777	$3,736	$3,803	$—
2013		2,492	2,875	2,840	2,821	2,801	2,755	2,586	2,552	2,685	—
2014			4,768	3,525	1,776	1,701	1,084	2,125	2,329	2,295	—
2015				4,794	6,769	6,898	4,519	4,230	4,132	3,794	—
2016					8,364	10,406	9,147	9,135	8,110	6,809	391
2017						9,091	6,015	6,451	7,576	5,244	1,549
2018							6,166	7,520	7,282	5,358	1,289
2019								19,179	20,477	18,399	7,249
2020									50,672	44,054	21,019
2021										57,479	47,370
									Total	$149,919	$78,867

Other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$3,000	$3,251	$3,676	$3,683	$3,684	$3,688	$3,735	$3,735	$3,736	$3,803
2013		213	1,828	2,426	2,339	2,323	2,578	2,540	2,552	2,685
2014			197	659	1,124	1,282	1,084	2,125	2,329	2,295
2015				472	1,387	2,010	3,399	3,930	4,132	3,794
2016					1,473	3,108	5,648	7,383	7,496	6,419
2017						484	3,084	4,536	5,477	3,695
2018							962	5,588	5,594	4,070
2019								5,409	9,120	11,150
2020									5,786	23,034
2021										10,108
									Total	71,052
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Other)								$78,867

Link to Table of Contents

Property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$63,961	$50,183	$50,874	$52,812	$53,218	$53,473	$53,737	$53,823	$53,862	$53,830	$—
2013		60,957	59,007	61,791	62,509	62,496	62,436	62,779	62,802	62,743	363
2014			41,742	45,155	46,846	47,086	46,876	47,031	46,999	46,944	308
2015				27,877	30,357	31,755	30,958	30,619	30,557	30,477	326
2016					25,640	26,154	24,034	23,505	23,196	23,065	335
2017						84,798	78,458	69,071	65,852	65,732	902
2018							28,235	30,308	25,088	24,632	5,346
2019								22,619	27,094	26,448	15,723
2020									21,768	21,196	9,200
2021										37,161	30,965
									Total	$392,229	$63,468

Property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$32,085	$45,887	$50,242	$52,657	$53,211	$53,259	$53,737	$53,823	$53,862	$53,830
2013		34,807	55,677	58,537	60,357	61,087	62,000	62,242	62,317	62,380
2014			20,230	40,173	43,641	45,212	46,302	46,522	46,619	46,636
2015				12,938	25,452	28,848	29,818	30,025	30,129	30,151
2016					9,945	18,211	21,060	22,048	22,397	22,731
2017						43,291	56,412	64,256	65,723	64,830
2018							5,365	15,733	18,556	19,286
2019								4,057	7,046	10,725
2020									6,447	11,995
2021										6,196
									Total	328,761
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claims adjustment expenses, net of reinsurance (Property)								$63,468

Link to Table of Contents

Professional Liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$11,479	$11,483	$12,039	$12,485	$12,679	$13,415	$13,415	$12,836	$12,345	$12,255	$57
2013		12,704	13,607	15,164	16,850	17,688	17,866	17,663	17,305	17,068	596
2014			19,645	19,032	18,995	21,605	22,630	22,960	22,693	22,236	1,767
2015				18,793	18,794	21,375	22,842	23,075	22,332	22,110	2,679
2016					13,869	17,075	17,451	17,048	16,840	17,151	5,349
2017						10,275	9,963	9,785	10,009	10,569	4,700
2018							4,485	4,472	4,593	5,059	1,820
2019								586	611	783	239
2020									66	66	66
2021										2,822	2,787
									Total	$110,120	$20,060

Professional Liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$544	$3,747	$6,530	$9,027	$10,489	$12,035	$12,205	$11,933	$12,221	$12,198
2013		726	3,557	7,939	11,417	14,396	15,184	14,993	16,549	16,472
2014			1,399	5,558	9,925	14,479	16,803	16,814	20,509	20,469
2015				1,212	3,420	9,179	12,162	13,010	17,896	19,431
2016					346	2,215	4,974	7,984	10,692	11,802
2017						229	1,442	3,096	4,872	5,870
2018							242	1,141	1,986	3,239
2019								145	266	544
2020									—	—
2021										35
									Total	90,060
				All outstanding liabilities before 2012, net of reinsurance						698
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Professional Liability)									$20,759

Link to Table of Contents

Workers' Compensation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
	For the years ended December 31,										Total IBNR plus expected development on reported claims
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$11,763	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$—
2013		4,751	4,751	4,751	4,751	4,751	4,751	4,751	4,751	4,751	—
2014			—	—	—	3	—	—	—	—	—
2015				1,014	1,010	948	950	951	919	919	67
2016					4,342	4,275	4,266	3,975	3,778	3,729	208
2017						10,883	10,347	9,604	9,064	8,799	418
2018							13,614	13,503	13,058	12,672	856
2019								22,928	23,480	23,685	6,030
2020									44,677	46,297	22,833
2021										58,346	35,071
									Total	$171,411	$65,483

Workers' Compensation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited - Supplementary Information)
	($ in thousands)
2012	$2,359	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213	$12,213
2013		4,751	4,751	4,751	4,751	4,751	4,751	4,751	4,751	4,751
2014			—	—	—	—	—	—	—	—
2015				28	251	564	688	777	832	851
2016					613	1,920	2,782	3,274	3,459	3,521
2017						2,028	5,356	7,399	8,005	8,381
2018							4,213	8,321	10,783	11,817
2019								5,473	13,601	17,656
2020									11,288	23,463
2021										23,275
									Total	105,927
				All outstanding liabilities before 2012, net of reinsurance						—
	Liabilities for claims and claims adjustment expenses, net of reinsurance (Workers' Compensation)									$65,483

For any incurred and paid claims denominated in a currency other than U.S. dollars, the above tables are presented using the foreign exchange rate in effect at the current year-end date. As a result, all prior year information has been restated to reflect the exchange rates at December 31, 2021. This treatment prevents changes in foreign currency exchange rates from distorting the claims development between the years presented.

Link to Table of Contents
For assumed contracts, the Company does not generally receive claims information by accident year from the ceding insurers but instead receives claims information by the treaty year of the contract. Claims reported by the ceding insurer to the Company may have the covered losses occurring in an accident year other than the treaty year. Some incurred and paid claims have been allocated to the accident years for the loss development tables based on the proportion of premiums earned for each contract during such accident year.

For example, a one-year treaty incepting on October 1, 2018 (with underlying policies each having a one-year duration) would have a 24-month period over which the premiums would be earned. Therefore, claims would be allocated to accident years 2018, 2019 and 2020 based on the proportion of the premiums earned during each accident year. For illustration of this contract, any claims reported during 2018 would be allocated to the 2018 accident year. For losses reported during 2019, the claims would be allocated between 2018 and 2019 based on the percentage of premiums earned during 2018 and 2019. Similarly, for losses reported during 2020 and thereafter, the losses would be allocated to the 2020, 2021 and 2022 accident years based on the proportion of premiums earned during each of those years. However, natural catastrophes and certain other large losses are addressed separately and are assigned to the accident year in which they occurred.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

December 31, 2021
($ in thousands)
Net outstanding liabilities
Health	$9,938
Multiline	156,767
General Liability	24,482
Motor Casualty	70,015
Motor Property	18,822
Other	78,867
Property	63,468
Professional Liability	20,759
Workers' Compensation	65,483
Liabilities for claims and claims adjustment expenses, net of reinsurance	508,602
Add: Reinsurance recoverable on unpaid claims	11,100
Add: Unallocated claims adjustment expenses	4,261
Add: Allowance for credit losses	47
Total gross liabilities for unpaid claims and claim adjustment expense	$524,010

Link to Table of Contents
The average historical annual percentage payout of net incurred claims (excluding health) at December 31, 2021, is as follows:

Years	1	2	3	4	5	6	7	8	9	10
	(Unaudited - Supplementary Information)
Multiline	10.2%	19.0%	18.8%	16.0%	13.3%	22.7%	—%	—%	—%	—%
General Liability	4.5%	12.0%	11.1%	10.8%	17.3%	27.8%	6.9%	8.0%	1.6%	—%
Motor Casualty	41.2%	32.6%	8.9%	6.1%	4.1%	3.0%	2.8%	1.2%	—%	0.1%
Motor Property	51.9%	41.7%	4.9%	0.7%	0.4%	0.2%	0.2%	—%	—%	—%
Other	33.5%	44.6%	15.5%	3.0%	2.0%	1.0%	0.4%	—%	—%	—%
Property	49.7%	34.8%	5.9%	3.0%	2.8%	2.5%	1.0%	0.3%	—%	—%
Professional Liability	3.5%	12.5%	18.4%	16.3%	13.3%	9.0%	5.6%	4.2%	3.0%	14.2%
Workers' Compensation	27.2%	43.4%	22.6%	5.5%	0.8%	0.5%	—%	—%	—%	—%

The historical annual percentage payout pattern for health claims is excluded from the table above because health claims have short settlement periods, and including it would skew the results presented.

As a reinsurance entity, the Company generally does not receive detailed claims frequency information or claims counts from ceding insurers and third-party claim handlers. Due to the nature of the reinsurance contracts, the underlying insured reports claims to the insurer who cedes losses to the Company. The Company is contractually obligated to reimburse the ceding insurer for its share of the losses. While the Company has the right to conduct audits of the ceding insurer’s claims files, the insurer is generally not obligated to provide a detailed listing of claims counts or other claims frequency information. Therefore it is impracticable for the Company to present the cumulative number of reported claims by accident year.

8.     RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

For the year ended December 31, 2021, the Company’s earned ceded premiums were insignificant (2020: $3.2 million and 2019: $72.8 million). For the year ended December 31, 2021, loss and loss adjustment expenses recovered and change in losses recoverable were insignificant (2020: $5.9 million and 2019: $60.7 million).

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At December 31, 2021, the Company’s loss reserves recoverable of $11.1 million (December 31, 2020: $16.9 million) consisted of (i) $8.4 million (December 31, 2020: $12.6 million) recoverable from unrated retrocessionaires, of which $8.2 million (December 31, 2020: $11.9 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $2.8 million (December 31, 2020: $4.3 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At December 31, 2021, the Company had recorded an allowance for expected credit losses of $0.1 million (December 31, 2020: $0.1 million).

9. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4%, payable semi-annually on February 1 and August 1 of each year beginning February 1, 2019.

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

At December 31, 2021, the Company’s share price was lower than the conversion price of $17.19 per share.
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%, which equated to an $8.2 million discount. At December 31, 2021, and 2020, the unamortized debt discount was $2.6 million and $4.2 million, respectively. The debt discount also represents the portion of the Note’s principal amount allocated to the equity component.

The Company incurred issuance costs in connection with the issuance of the Notes. At December 31, 2021, the unamortized portion of these costs attributed to the debt component was $1.0 million (December 31, 2020: $1.6 million), which the Company expects to amortize through the maturity date. The Company netted the portion of these issuance costs attributed to the equity component against the gross proceeds allocated to equity, resulting in the Company including $7.9 million in the caption “Additional paid-in capital” in the Company’s consolidated balance sheets.

The carrying value of the Notes at December 31, 2021, including accrued interest of $1.7 million, was $98.1 million (December 31, 2020: $95.8 million). At December 31, 2021, the Company estimated the fair value of the Notes to be $97.5 million (December 31, 2020: $83.6 million) (see Note 4 Financial Instruments).
For the year ended December 31, 2021, the Company recognized interest expenses of $6.3 million (2020: $6.3 million; 2019: $6.3 million) in connection with the interest coupon, amortization of issuance costs, and amortization of the discount.

The Company was in compliance with all covenants relating to the Notes at December 31, 2021, and 2020. At December 31, 2021, the Company had a remaining obligation for interest and principal payments of $4.0 million and $104.0 million during 2022 and 2023, respectively.

10.     SHARE CAPITAL

The holders of all ordinary shares are entitled to share equally in dividends declared by the Board of Directors. In the event of a winding-up or dissolution of the Company, the ordinary shareholders share equally and ratably in the assets of the Company, after payment of all debts and liabilities of the Company and after the liquidation of any issued and outstanding preferred shares. The Board of Directors is authorized to establish the rights and restrictions for preferred shares as they deem appropriate. At December 31, 2021, no preferred shares were issued or outstanding.

The Third Amended and Restated Memorandum and Articles of Association, as revised by special resolution on July 10, 2008 (the “Articles”), provide that the holders of Class A ordinary shares generally are entitled to one vote per share. However, except upon unanimous consent of the Board of Directors, no Class A shareholder is permitted to vote a number of shares which would cause any United States person to own (directly, indirectly, or constructively under applicable United States tax attribution and constructive ownership rules) 9.9% or more of the total voting power of all issued and outstanding ordinary shares. The Articles further provide that the holders of Class B ordinary shares generally are entitled to ten votes per share. However, holders of Class B ordinary shares, together with their affiliates, are limited to voting that number of Class B ordinary shares equal to 9.5% of the total voting power of the total issued and outstanding ordinary shares.

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

At December 31, 2021, the Company has an effective Form S-3 registration statement on file with the SEC for an aggregate principal amount of $200.0 million in securities.

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At December 31,

Link to Table of Contents
2021, 3,128,276 (December 31, 2020: 3,474,888) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

The Board has adopted a share repurchase plan. The timing of such repurchases and the actual number of shares repurchased will depend on various factors, including price, market conditions, and applicable regulatory and corporate requirements. On March 26, 2020, the Board of Directors extended the share repurchase plan to June 30, 2021. It increased the number of shares authorized to be repurchased to 5.0 million Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. In addition, the Board of Directors also authorized the Company to repurchase up to $25.0 million aggregate face amount of the Company’s 4.0% Convertible Senior Notes due 2023 (the “Notes”) in privately negotiated transactions, in open market repurchases, or pursuant to one or more tender offers. The Company did not repurchase any Notes under the repurchase plan.

On May 4, 2021, the Board of Directors approved a new share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to repurchase up to $25 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares. The repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

The Company repurchased 1,079,544 Class A ordinary shares during the year ended December 31, 2021 (2020: 2,547,097). All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Balance – beginning of year	28,260,075	6,254,715	30,739,395	6,254,715	30,130,214	6,254,715
Issue of ordinary shares, net of forfeitures	409,200	—	67,777	—	609,181	—
Repurchase of ordinary shares	(1,079,544)	—	(2,547,097)	—	—	—
Balance – end of year	27,589,731	6,254,715	28,260,075	6,254,715	30,739,395	6,254,715

Additional paid-in capital includes the premium per share paid by the subscribing shareholders for Class A and B ordinary shares, which have a par value of $0.10 each. It also includes the earned portion of the grant-date fair value of share-based awards that have not yet vested.

Statutory Capital and Surplus

Greenlight Re is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations, (2018 Revision) (the “Insurance Regulations”). The Insurance Regulations impose a Minimum Capital Requirement (“MCR”) of $50.0 million and a Prescribed Capital Requirement (“PCR”) on Greenlight Re which was $222.6 million at December 31, 2021 (2020: $204.8 million). At December 31, 2021, Greenlight Re’s statutory capital and surplus of $503.9 million exceeded the MCR as well as the PCR. For the years ended December 31, 2021, 2020, and 2019, Greenlight Re’s net income was $15.9 million, $12.6 million, and $9.2 million, respectively.

Greenlight Re is not required to prepare separate statutory financial statements for filing with CIMA. There were no material differences between Greenlight Re’s GAAP capital, surplus, and net income and its statutory capital, surplus, and net income at December 31, 2021 and 2020.

At December 31, 2021, the Company was not restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in its subsidiaries, a dividend from one or more of the Company’s subsidiaries would likely be required to fund a dividend to the Company’s shareholders. Any dividends declared and paid from Greenlight Re to the Company would require approval of CIMA. During the year ended December 31, 2021, $4.0 million of dividends (2020: $39.5 million, 2019: $3.9 million) were declared or paid by Greenlight Re to the Company, which the Company used to pay interest on the Notes. At December 31, 2021 and 2020, $281.3 million and $286.6 million, respectively, of Greenlight Re’s capital and surplus was available for distribution as dividends.

Link to Table of Contents
GRIL is obligated to maintain a minimum level of statutory capital. At December 31, 2021 and 2020, GRIL met such requirements. At December 31, 2021 and 2020, GRIL’s statutory capital was $65.2 million and $57.1 million, respectively. At December 31, 2021, GRIL’s statutory minimum capital required under Solvency II was approximately $10.6 million (2020: $6.9 million). GRIL’s statutory net income (loss) was $3.8 million, $(2.6) million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The amount of dividends that GRIL is permitted to distribute is limited to its retained earnings. The Central Bank of Ireland has powers to intervene if a dividend payment were to breach regulatory capital requirements. At December 31, 2021 and 2020, none of GRIL’s capital and surplus was available for distribution as dividends.

11.   SHARE-BASED COMPENSATION

The Company has a stock incentive plan for directors, employees, and consultants, administered by the Compensation Committee of the Board of Directors.

 Employee and Director Restricted Shares

For the year ended December 31, 2021, the Company issued 334,312 (2020: 306,264, 2019: 235,701) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The restricted shares cliff vest three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retains voting rights and is entitled to any dividends declared by the Company.

For the year ended December 31, 2021, the Company also issued to non-employee directors an aggregate of 74,769 (2020: 71,330, 2019: 77,556) restricted Class A ordinary shares as part of their remuneration for services to the Company. Each of these restricted shares issued to non-employee directors contains similar restrictions to those issued to employees and will vest on the earlier of the first anniversary of the date of the share issuance or the Company’s next annual general meeting, subject to the grantee’s continued service with the Company.

For the year ended December 31, 2021, 20,592 (2020: 226,093, 2019: 37,502) restricted shares were forfeited by grantees due to vesting conditions not being met. For the year ended December 31, 2021, the Company reversed $0.1 million of stock compensation expense (2020: $0.7 million, 2019: $0.2 million) relating to the forfeited restricted shares.

The Company recorded $2.4 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the year ended December 31, 2021 (2020: $1.0 million, 2019: $2.8 million). At December 31, 2021, there was $2.7 million (2020: $1.9 million, 2019: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding any restricted shares with performance conditions that the Company does not expect will be met). The Company expects to recognize these costs over a weighted average period of 1.8 years (2020: 1.5 years, 2019: 1.6 years). For the year ended December 31, 2021, the total fair value of restricted shares vested was $1.6 million (2020: $3.3 million, 2019: $3.1 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the years ended December 31, 2021, and 2020:

	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2019	516,187	$14.03
Granted	377,594	6.84
Vested	(163,288)	17.00
Forfeited	(226,093)	10.85
Balance at December 31, 2020	504,400	9.11
Granted	409,081	9.11
Vested	(139,482)	11.53
Forfeited	(20,592)	8.35
Balance at December 31, 2021	753,407	$8.68

Link to Table of Contents
Employee and Director Stock Options

For the years ended December 31, 2021, 2020, and 2019, no Class A ordinary share purchase options were granted or exercised by directors or employees. For the year ended December 31, 2021, 100,000 (2020: 40,000) stock options expired and 80,000 (2020: 80,000) stock options vested. When the Company grants stock options, it reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the year ended December 31, 2021, was $0.4 million (2020: $0.6 million, 2019: $0.9 million). At December 31, 2021, the total compensation cost related to non-vested options not yet recognized was $0.3 million (2020: $0.7 million), which will be recognized over a weighted-average period of 1.2 years (2020: 1.8 years), assuming the grantee completes the service period for vesting of the options.

Employee and director stock option activity during the years ended December 31, 2021, 2020, and 2019 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2018	935,627	$23.05	$10.00	$—	6.4 years
Expired	(60,000)	28.44	6.25
Balance at December 31, 2019	875,627	22.68	10.25	—	5.8 years
Expired	(40,000)	32.42	10.39
Balance at December 31, 2020	835,627	22.22	10.25	—	5.1 years
Expired	(100,000)	21.25	10.32
Balance at December 31, 2021	735,627	$22.35	$10.23	$—	4.7 years

The following table summarizes information about options exercisable for the periods indicated:

	December 31, 2021	December 31, 2020	December 31, 2019
Number of options exercisable	575,627	595,627	555,627
Weighted-average exercise price	$22.67	$22.63	$23.54
Weighted-average remaining contractual term	4.5	4.5	4.9
Intrinsic value ($ in millions)	$—	$—	$—

During the year ended December 31, 2021, 80,000 (2020: 80,000, 2019: 80,000) options vested which had a weighted average grant date fair value of $9.60 (2020: $9.60, 2019: $9.60).

Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan.

These RSUs contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters. Each RSU grant cliff vests three years after the date of issuance, subject to the grantee’s continued service with the Company. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan. For the year ended December 31, 2021, the Company issued 58,123 (2020: 60,622, 2019: 48,535) RSUs to employees pursuant to the Company’s stock incentive plan. For the year ended December 31, 2021, no RSUs were forfeited (2020: nil; 2019: 24,165).

The Company recorded $0.4 million of share-based compensation expense relating to RSUs for the year ended December 31, 2021 (2020: $0.4 million, 2019: $0.2 million). At December 31, 2021, the total compensation cost related to non-vested RSUs not yet recognized was $0.5 million (2020: $0.4 million), which the Company expects to recognize over a weighted-average period of 1.8 years (2020: 1.8 years).

Link to Table of Contents
Employee RSU activity during the years ended December 31, 2021, and 2020 was as follows:

	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2019	63,582	$13.76
Granted	60,622	6.72
Vested	(7,482)	21.65
Forfeited	—	—
Balance at December 31, 2020	116,722	9.60
Granted	58,123	9.18
Vested	(20,711)	15.90
Forfeited	—	—
Balance at December 31, 2021	154,134	$8.59

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

During the year ended December 31, 2020, the Company’s compensation committee accelerated the vesting of 72,545 shares that vested immediately. The modification resulted in $0.5 million of incremental compensation cost during the year ended December 31, 2020.

As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the year ended December 31, 2021, and 2020.

The performance restricted share activity during the years ended December 31, 2021, and 2020 was as follows:

	Number of non-vested performance restricted shares	Weighted average grant date fair value
Balance at December 31, 2019	356,900	$11.10
Granted	145,089	6.72
Vested	(72,545)	6.72
Forfeited	(236,295)	10.58
Balance at December 31, 2020	193,149	10.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at December 31, 2021	193,149	$10.10

Stock Compensation Expense

For the years ended December 31, 2021, 2020, and 2019, the combined stock compensation expense (net of forfeitures), which was included in the caption “General and administrative expenses” in the Company’s consolidated statements of operations, was $3.2 million, $2.5 million and $3.9 million, respectively.

Link to Table of Contents
12.    NET INVESTMENT INCOME (LOSS)

A summary of net investment income (loss) for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
	($ in thousands)
Realized gains (losses)	$14,210	$(9,234)	$(14,150)
Change in unrealized gains and losses	19,560	25,909	8,380
Investment-related foreign exchange gains (losses)	(45)	39	20
Interest and dividend income, net of withholding taxes	200	5,419	16,059
Interest, dividend, and other expenses	(1,860)	(1,875)	(4,798)
Income (loss) from equity method investment	—	843	700
Net investment-related income (loss)	32,065	21,101	6,211
Income (loss) from investments in related party investment fund	18,087	4,431	46,056
Total investment income (loss)	$50,152	$25,532	$52,267

“Income (loss) from investments in related party investment fund” reflects the equity in earnings (loss) of SILP (see Note 3).

For the year ended December 31, 2021, the Company realized a $14.2 million pre-tax gain on disposal of the AccuRisk investment (see Note 4).

"Change in unrealized gains and losses” for the year ended December 31, 2021, includes net unrealized gains of $19.5 million (2020: $10.2 million, 2019: $0.2 million) on Innovations-related investments. For the year ended December 31, 2020, the change in unrealized gains and losses also included a net decrease in the valuation allowance of $15.0 million (2019: net increase of $6.0 million) relating to notes receivable.

13.    TAXATION

Each of the Company and Greenlight Re intends to conduct all of its operations in a manner that will not cause it to be treated as engaging in a trade or business within the United States and will not cause it to be subject to current U.S. federal income taxation on its net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations, or court decisions as to the specific activities that constitute “engaged in the conduct of a trade or business within the United States,” and as any such determination is essentially factual in nature, there can be no assurance that the IRS will not successfully assert that the Company or Greenlight Re is engaged in a trade or business within the U.S.

At December 31, 2021, the Company recorded a gross deferred tax asset of $3.2 million (2020: $3.5 million) and a deferred tax asset valuation allowance of $2.7 million (2020: $3.0 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s consolidated balance sheets. The Company has determined that it is more likely than not to fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

At December 31, 2021, GRIL had a net operating loss carryforward of $25.8 million (2020: $30.0 million) which can be carried forward indefinitely.

Link to Table of Contents

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	($ in thousands)
Current tax (expense) benefit	$(3,997)	$(48)	$(43)
Deferred tax (expense) benefit	(3)	5	(8)
Decrease (increase) in deferred tax valuation allowance	254	(381)	(432)
Income tax (expense) benefit	$(3,746)	$(424)	$(483)

For the year ended December 31, 2021, the income tax expense of $3.7 million resulted from Verdant’s gain on the sale of its AccuRisk investment. At December 31, 2021, Verdant had no net operating loss carryforward (2020: $2.4 million).

Federal Excise Taxes

The United States imposes an excise tax on reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. Unless exempted or reduced by an applicable U.S. tax treaty, the tax rate is 1.0% for all reinsurance premiums. The Company incurs federal excise taxes on certain reinsurance transactions, including amounts ceded through intercompany transactions. For the years ended 2021, 2020, and 2019, the Company incurred approximately $3.3 million, $3.6 million, and $3.8 million, respectively, of federal excise taxes, net of any refunds received. These amounts are included in the caption “Acquisition costs” in the Company’s consolidated statements of operations.

14.    RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

DME, DME II, and DME Advisors are each an affiliate of David Einhorn, Chairman of the Company’s Board of Directors, and therefore, are related parties to the Company.

The Company has entered into the SILP LPA (as described in Note 3 of the consolidated financial statements). DME II receives a performance allocation equal to (with capitalized terms having the meaning provided under the SILP LPA) (a) 10% of the portion of the Positive Performance Change for each limited partner’s capital account that is less than or equal to the positive balance in such limited partner’s Carryforward Account, plus (b) 20% of the portion of the Positive Performance Change for each limited partner’s capital account that exceeds the positive balance in such limited partner’s Carryforward Account. The Carryforward Account for Greenlight Re and GRIL includes the amount of investment losses to be recouped, including any loss generated on the assets invested in SILP, subject to adjustments for redemptions. The loss carry-forward provision in the SILP LPA allows DME II to earn a reduced performance allocation of 10% of profits in years subsequent to any year in which SILP has incurred a loss until all losses are recouped and an additional amount equal to 150% of the loss is earned.

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

For a detailed breakdown of management fees and performance compensation for the years ended December 31, 2021, 2020, and 2019, refer to Note 3 of the consolidated financial statements.

Pursuant to the SILP LPA and the IAA, the Company has agreed to indemnify DME, DME II, and DME Advisors for any expense, loss, liability, or damage arising out of any claim asserted or threatened in connection with DME Advisors serving as the Company’s or SILP’s investment advisor. The Company will reimburse DME, DME II, and DME Advisors for reasonable costs and expenses of investigating and defending such claims provided such claims were not caused due to gross negligence, breach of contract, or misrepresentation by DME, DME II or DME Advisors. The Company incurred no indemnification amounts during the periods presented.

Link to Table of Contents
Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At December 31, 2021, SILP, along with certain affiliates of DME Advisors, collectively owned 34.3% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At December 31, 2021, SILP held 2.7 million shares of GRBK.

Service Agreement

The Company has entered into a service agreement with DME Advisors, pursuant to which DME Advisors provides certain investor relations services to the Company for compensation of five thousand dollars per month (plus expenses). The agreement automatically renews annually until terminated by either the Company or DME Advisors for any reason with 30 days prior written notice to the other party.

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

15.    COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At December 31, 2021, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2022	120 days before the termination date

At December 31, 2021, an aggregate amount of $136.8 million (December 31, 2020: $135.3 million) in letters of credit was issued under the credit facility. At December 31, 2021, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $137.6 million (December 31, 2020: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at December 31, 2021 and 2020.

The Company has also established regulatory trust arrangements for certain cedents. At December 31, 2021, collateral of $497.1 million (December 31, 2020: $607.8 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets.

Lease Obligations

The Company has determined that its lease agreements for office space qualify as operating lease arrangements. At the commencement date, the Company determines the lease term by assuming the exercise of those renewal options deemed to be reasonably certain. The exercise of lease renewal options is at the Company's sole discretion, and these options do not contain any material residual value guarantees or material restrictive covenants. The Company’s weighted-average remaining operating lease term is approximately 4.5 years at December 31, 2021.

As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 6.0%, representing its incremental borrowing rate based on information available at the commencement date, to

Link to Table of Contents
determine the present value of lease payments. The incremental borrowing rate is based on a borrowing with a term similar to that of the associated lease. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing.

At December 31, 2021, the right-of-use assets and lease liabilities relating to the operating leases were $2.4 million and $2.5 million, respectively. The operating and short-term lease expenses for the year ended December 31, 2021, were $0.4 million and $0.3 million, respectively (2020: $0.2 million and $0.5 million).

At December 31, 2021, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,	($ in thousands)
2022	$587
2023	623
2024	639
2025	656
2026	354
Thereafter	—
Total lease payments	2,859
Less Imputed Interest	(400)
Present value of lease liabilities	$2,459

Litigation

From time to time, in the ordinary course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation. The outcomes of these procedures determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or collect funds owed. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the Company cannot predict the outcome of legal disputes with certainty, the Company does not believe that any existing dispute, when finally resolved, will have a material adverse effect on the Company’s business, financial condition, or operating results.

16.     SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the premiums generated through our largest brokers and their subsidiaries and affiliates (totals may not sum due to rounding):

	Year ended December 31
	2021		2020		2019
	($ in thousands)
Guy Carpenter (Marsh)	$178,336	31.5%	$195,274	40.7%	$297,150	56.7%
Aon Benfield	139,044	24.6	29,032	6.0	41,071	7.8
BMS Group	63,958	11.3	112,659	23.5	85,323	16.3
Total of largest brokers	$381,338	67.4%	$336,965	70.2%	$423,544	80.7%
All other brokers and direct placements	184,055	32.6	142,826	29.8	100,433	19.3
Total	$565,393	100.0%	$479,791	100.0%	$523,977	100.0%

Link to Table of Contents
The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Year ended December 31
	2021		2020		2019
	($ in thousands)
Property
Commercial	$10,853	1.9%	$11,190	2.3%	$14,165	2.7%
Motor	29,953	5.3	33,054	6.9	59,402	11.3
Personal	12,141	2.1	14,219	3.0	12,390	2.4
Total Property	52,947	9.4	58,463	12.2	85,957	16.4
Casualty
General Liability	18,037	3.2	4,228	0.9	2,401	0.5
Motor Liability	118,251	20.9	127,379	26.5	233,591	44.6
Professional Liability (1)	316	0.1	204	—	(448)	(0.1)
Workers' Compensation	62,188	11.0	82,189	17.1	50,369	9.6
Multi-line	180,321	31.9	88,237	18.4	76,461	14.6
Total Casualty	379,113	67.1	302,237	63.0	362,374	69.2
Other
Accident & Health	31,612	5.6	56,284	11.7	39,175	7.5
Financial	66,612	11.8	23,231	4.8	23,087	4.4
Marine	10,652	1.9	770	0.2	160	—
Other Specialty	24,457	4.3	38,806	8.1	13,224	2.5
Total Other	133,333	23.6	119,091	24.8	75,646	14.4
	$565,393	100.0%	$479,791	100.0%	$523,977	100.0%
(1) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts, or premium returned upon novation or commutation of contracts.

Gross Premiums Written by Geographic Area of Risks Insured

	Year ended December 31
	2021		2020		2019
	($ in thousands)
U.S. and Caribbean	$316,015	55.9%	$390,000	81.3%	$435,458	83.1%
Worldwide (1)	240,285	42.5	84,204	17.5	84,728	16.2
Asia	4,609	0.8	5,587	1.2	3,804	0.7
Europe (2)	4,484	0.8	—	—	(13)	—
	$565,393	100.0%	$479,791	100.0%	$523,977	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.
(2)  The negative balances represent the reversal of premiums due to premium adjustments, termination of contracts, or premium returned upon novation or commutation of contracts.

Link to Table of Contents
SCHEDULE I

GREENLIGHT CAPITAL RE, LTD.
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2021

(expressed in thousands of U.S. dollars)

Type of Investment	Cost	Fair Value	Balance Sheet Value
	($ in thousands)
Other investments
Private investments and unlisted equities	$17,411	$47,049	$47,049
Derivative financial instruments (not designated as hedging instruments)	—	335	335
Total other investments	17,411	47,384	47,384
Total investments	$17,411	$47,384	$47,384

Link to Table of Contents

SCHEDULE II

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	December 31, 2021	December 31, 2020
	($ in thousands)
Assets
Cash and cash equivalents	$485	$7
Investment in subsidiaries	576,287	551,790
Notes receivable (net of allowance for expected credit losses)	—	10,706
Total assets	$576,772	$562,503
Liabilities and equity
Liabilities
Convertible senior notes payable	$98,057	$95,794
Other liabilities	150	—
Due to subsidiaries	2,902	1,852
Total liabilities	101,109	97,646
Shareholders’ equity
Share capital	3,384	3,452
Additional paid-in capital	481,784	488,488
Retained earnings (deficit)	(9,505)	(27,083)
Total shareholders’ equity	475,663	464,857
Total liabilities and equity	$576,772	$562,503

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Revenue
Net investment income	$22	$141	$522
Total revenues	22	141	522
Expenses
General and administrative expenses	4,263	3,485	6,496
Interest expense	6,263	6,280	6,263
Total expenses	10,526	9,765	12,759
Net income (loss) before equity in earnings of consolidated subsidiaries	(10,504)	(9,624)	(12,237)
Equity in earnings of consolidated subsidiaries	28,082	13,490	8,251
Consolidated net income (loss)	$17,578	$3,866	$(3,986)

Link to Table of Contents
SCHEDULE II (continued)

GREENLIGHT CAPITAL RE, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(expressed in thousands of U.S. dollars)

	Year ended December 31
	2021	2020	2019
	($ in thousands)
Cash provided by (used in) operating activities
Net income (loss)	$17,578	$3,866	$(3,986)
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiaries	(28,082)	(13,490)	(8,251)
Net change in unrealized gains and losses on investments	—	—	(200)
Share-based compensation expense	2,813	2,124	3,686
Amortization and interest expense, net of change in accruals	2,263	2,280	2,329
Net change in
Due from subsidiaries	—	8,200	(8,200)
Other liabilities	150	(1,611)	1,611
Due to subsidiaries	1,050	(3,346)	(2,421)
Net cash provided by (used in) operating activities	(4,228)	(1,977)	(15,432)
Investing activities
Sale of investments	—	1,000	—
Change in note receivable	10,706	(237)	11,496
Contributed surplus to subsidiaries, net	4,000	19,000	3,935
Net cash provided by (used in) investing activities	14,706	19,763	15,431
Financing activities
Repurchase of Class A ordinary shares	(10,000)	(17,781)	—
Net cash provided by (used in) financing activities	(10,000)	(17,781)	—
Net increase (decrease) in cash and cash equivalents	478	5	(1)
Cash and cash equivalents at beginning of the year	7	2	3
Cash and cash equivalents at end of the year	$485	$7	$2
Supplementary information
Non cash consideration from (to) subsidiaries, net	$(415)	$(351)	$(196)

Link to Table of Contents
SCHEDULE III

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Total investment related income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses	Gross premiums written
2021	Property & Casualty	$63,026	$524,010	$227,584	$539,279	$50,152	$374,980	$144,960	$29,369	$565,393
2020	Property & Casualty	$51,014	$494,179	$201,089	$455,411	$25,532	$337,833	$109,288	$26,401	$479,791
2019	Property & Casualty	$49,665	$470,588	$179,460	$483,580	$52,267	$388,487	$117,084	$29,822	$523,977

SCHEDULE IV

GREENLIGHT CAPITAL RE, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars)

Year	Segment	Direct gross premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net written premiums	Percentage of amount assumed to net
2021	Property & Casualty	$—	$41	$565,393	$565,352	100%
2020	Property & Casualty	$—	$2,268	$479,791	$477,523	100%
2019	Property & Casualty	$—	$48,667	$523,977	$475,310	110%