Form 10-Q
period 2022-03-31
GREENLIGHT CAPITAL RE, LTD.
filed 2022-05-03
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	28,466,516
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding at April 29, 2022

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
March 31, 2022 and December 31, 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2022	December 31, 2021
Assets
Investments
Investment in related party investment fund	$151,010	$183,591
Other investments	54,647	47,384
Total investments	205,657	230,975
Cash and cash equivalents	31,327	76,307
Restricted cash and cash equivalents	701,412	634,794
Reinsurance balances receivable (net of allowance for expected credit losses of $89)	441,645	405,365
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47)	11,369	11,100
Deferred acquisition costs	66,378	63,026
Unearned premiums ceded	4,878	42
Other assets	5,882	5,885
Total assets	$1,468,548	$1,427,494
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$549,141	$524,010
Unearned premium reserves	246,130	227,584
Reinsurance balances payable	95,692	91,224
Funds withheld	3,929	3,792
Other liabilities	5,503	7,164
Convertible senior notes payable	99,746	98,057
Total liabilities	1,000,141	951,831
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,466,516 (2021: 27,589,731): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2021: 6,254,715))	3,472	3,384
Additional paid-in capital	474,805	481,784
Retained earnings (deficit)	(9,870)	(9,505)
Total shareholders' equity	468,407	475,663
Total liabilities and equity	$1,468,548	$1,427,494

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three months ended March 31, 2022 and 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended March 31
	2022	2021
Revenues
Gross premiums written	$145,886	$169,935
Gross premiums ceded	(6,009)	55
Net premiums written	139,877	169,990
Change in net unearned premium reserves	(13,952)	(34,594)
Net premiums earned	125,925	135,396
Income (loss) from investment in related party investment fund (net of related party expenses of $1,344 (three months ended March 31, 2021: $1,301)	4,077	4,024
Net investment income (loss)	3,660	14,650
Other income (expense), net	(633)	(703)
Total revenues	133,029	153,367
Expenses
Net loss and loss adjustment expenses incurred	97,407	97,721
Acquisition costs	32,945	33,381
General and administrative expenses	7,232	7,541
Deposit interest expense	34	2,947
Interest expense	1,154	1,544
Total expenses	138,772	143,134
Income (loss) before income tax	(5,743)	10,233
Income tax (expense) benefit	16	(3,734)
Net income (loss)	$(5,727)	$6,499
Earnings (loss) per share
Basic	$(0.17)	$0.19
Diluted	$(0.17)	$0.19
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	32,926,227	34,522,994
Diluted	32,926,227	34,646,783

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the three months ended March 31, 2022 and 2021
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2022	2021
Ordinary share capital
Balance - beginning of period	$3,384	$3,452
Issue of Class A ordinary shares, net of forfeitures	88	33
Balance - end of period	3,472	3,485
Additional paid-in capital
Balance - beginning of period	481,784	488,488
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	(7,896)	—
Share-based compensation expense	917	730
Balance - end of period	474,805	489,218
Retained earnings (deficit)
Balance - beginning of period	(9,505)	(27,083)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	5,362	—
Net income (loss)	(5,727)	6,499
Balance - end of period	(9,870)	(20,584)
Total shareholders' equity	$468,407	$472,119

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2022 and 2021
(expressed in thousands of U.S. dollars)

	Three months ended March 31
	2022	2021
Cash provided by (used in) operating activities
Net income (loss)	$(5,727)	$6,499
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(4,077)	(4,024)
Net change in unrealized gains and losses on investments and notes receivable	(3,899)	(1,228)
Net realized (gains) losses on investments and notes receivable	—	(14,210)
Foreign exchange (gains) losses on investments	38	19
Share-based compensation expense	1,005	763
Amortization and interest expense, net of change in accruals	(845)	(456)
Depreciation expense	—	7
Net change in
Reinsurance balances receivable	(36,280)	(56,626)
Loss and loss adjustment expenses recoverable	(269)	1,842
Deferred acquisition costs	(3,352)	(7,577)
Unearned premiums ceded	(4,836)	—
Other assets, excluding depreciation	3	(1,408)
Loss and loss adjustment expense reserves	25,131	18,664
Unearned premium reserves	18,546	34,636
Reinsurance balances payable	4,468	1,812
Funds withheld	137	(853)
Other liabilities	(1,661)	3,397
Net cash provided by (used in) operating activities	(11,618)	(18,743)
Investing activities
Proceeds from redemptions from related party investment fund	46,658	19,481
Contributions to related party investment fund	(10,000)	(48,604)
Purchases of investments	(3,402)	(2,070)
Proceeds from sales of investments	—	20,755
Change in notes receivable	—	6,101
Net cash provided by (used in) investing activities	33,256	(4,337)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	21,638	(23,080)
Cash, cash equivalents and restricted cash at beginning of the period	711,101	754,306
Cash, cash equivalents and restricted cash at end of the period	$732,739	$731,226
Supplementary information
Interest paid in cash	$2,000	$2,000
Income tax paid in cash	—	—

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2022

1. ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  In 2020, GLRE established Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”) as a wholly-owned subsidiary to increase the Company’s presence in the London market. As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

The Class A ordinary shares of GLRE are listed on Nasdaq Global Select Market under the symbol “GLRE.”

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on March 8, 2022. The condensed consolidated financial statements include the accounts of GLRE and its wholly-owned subsidiaries, Greenlight Re, GRIL, Verdant, and Greenlight Re UK. All significant intercompany transactions and balances have been eliminated on consolidation.

Certain amounts in the prior periods presented have been reclassified to confirm to the current period financial statements presentation. These reclassifications have no effect on previously reported net income or retained earnings.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.

Significant estimates used in the preparation of the Company’s condensed consolidated financial statements, including those associated with premiums and the estimations of loss and loss adjustment expense reserves, may be subject to significant adjustments in future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 12). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
	($ in thousands)
Cash and cash equivalents	$31,327	$76,307
Restricted cash and cash equivalents	701,412	634,794
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$732,739	$711,101

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes amounts held by cedents. Such amounts include premiums and funds held at Lloyd’s, which is held in trust at Lloyd's as security for members’ underwriting activities. At March 31, 2022, funds held by cedents were $272.3 million (December 31, 2021: $246.9 million).

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

The Company evaluates each counterparty’s creditworthiness based on credit ratings that independent agencies assign to the counterparty. The Company manages its credit risk in its reinsurance assets by transacting only with insurers and reinsurers that it considers financially sound. Credit ratings of the counterparties are forward-looking and consider a variety of economic scenarios. The Company's evaluation of the required allowance for reinsurance balances receivable and loss and loss adjustment expenses recoverable considers the current economic environment as well as potential macroeconomic outcomes.

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

At March 31, 2022, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million (December 31, 2021: $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense”, respectively. The Company records deposit assets and liabilities in its condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At March 31, 2022, deposit assets and deposit liabilities were $3.5 million and $17.8 million, respectively (December 31, 2021: $3.5 million and $18.6 million, respectively). For the three months ended March 31, 2022, and 2021, the interest income and expense on deposit accounted contracts were as follows:

	Three months ended March 31
	2022	2021
	($ in thousands)
Deposit interest income	$—	$—
Deposit interest expense	$(34)	$(2,947)
Deposit interest income/(expense), net	$(34)	$(2,947)

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

Other Assets

The caption “Other assets” in the Company’s condensed consolidated balance sheets consists primarily of prepaid expenses, fixed assets, right-of-use lease assets, other receivables, taxes recoverable, and deferred tax assets.

Other Liabilities

The caption “Other liabilities” in the Company’s condensed consolidated balance sheets consists primarily of accruals for legal and other professional fees, employee bonuses, taxes payable, and lease liabilities.

Earnings (Loss) Per Share

The Company has issued unvested restricted stock awards containing non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid. These awards are considered “participating securities” for the purposes of calculating earnings (loss) per share. Basic earnings per share is calculated on the basis of the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following:

•Restricted Stock Units (“RSUs”) issued that convert to common shares upon vesting;
•Unvested restricted stock awards which are not considered “participating securities”;
•Additional potential common shares issuable when in-the-money stock options are exercised, determined using the treasury stock method;
•For periods prior to January 1, 2022, those common shares with the potential to be issued in connection with convertible notes and other such convertible instruments, determined using the treasury stock method; and
•Effective from January 1, 2022, the maximum number of additional common shares required to settle the convertible notes, as required under the if-converted method.

Diluted earnings (or loss) per share contemplates a conversion to common shares of all convertible instruments only if they are dilutive with regards to earnings per share. In the event of a net loss, all RSUs, stock options, shares potentially issuable in connection with convertible notes, and participating securities are excluded from the calculation of both basic and diluted loss per share as their inclusion would be anti-dilutive.

The table below presents the shares outstanding for the calculation of earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022	2021
Weighted average shares outstanding - basic	32,926,227	34,522,994
Effect of dilutive employee and director share-based awards	—	123,789
Weighted average shares outstanding - diluted	32,926,227	34,646,783
Anti-dilutive stock options outstanding	735,627	835,627
Participating securities excluded from calculation of loss per share	815,847	—
Shares potentially issuable in connection with convertible notes excluded from calculation of loss per share	5,818,182	—

Taxation

Under current Cayman Islands law, no corporate entity, including GLRE and Greenlight Re, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company has an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Act, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes a tax on profits, income, gains, or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to GLRE, Greenlight Re nor their respective operations, or to the Class A or Class B ordinary shares or related obligations, before February 1, 2025.

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2021: 21%). Verdant’s tax years 2018 and beyond remain open and subject to examination by the IRS.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The amendments remove the separation models in Subtopic 470-20 for certain contracts. As a result, entities will no longer present embedded conversion features separately in equity; instead, the convertible debt instrument will be accounted for as a single liability measured at its amortized cost. ASU 2020-06 also addresses the computation of earnings per share for convertible debt instruments, requiring the application of the if-converted method when calculating diluted earnings per share. Under the if-converted method, the shares potentially issuable in connection with convertible debt are assumed to be converted at the beginning of the period. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the period being presented.

The Company adopted ASU 2020-06 during the first quarter of 2022, using the “modified retrospective” transition method. The adoption of ASU 2020-06 resulted in a decrease in the Company’s opening shareholders’ equity of approximately $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes (see Note 7). For the periods in which the Company reports a net income, the number of shares outstanding for the diluted earnings per share calculation will be approximately 5.8 million higher under the if-converted method. The adoption of ASU 2020-06 did not have a material impact on the Company’s net income, cash flows, or any other balances.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company has entered into the Second Amended and Restated Exempted Limited Partnership Agreement, (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together the “GLRE Limited Partners”). SILP has entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”) pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

The SILP LPA includes the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit”.

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

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At March 31, 2022, the net asset value of the GLRE Limited Partners’ investment in SILP was $151.0 million (December 31, 2021: $183.6 million), representing 74.2% (December 31, 2021: 78.2%) of SILP’s total net assets. DME II held the remaining 25.8% (December 31, 2021: 21.8%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At March 31, 2022, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three months ended March 31, 2022, was $4.1 million (three months ended March 31, 2021: $4.0 million), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	March 31, 2022	December 31, 2021
	($ in thousands)
Assets
Investments, at fair value	$290,759	$297,937
Derivative contracts, at fair value	8,640	2,542
Due from brokers	50,467	84,775
Interest and dividends receivable	18	28
Total assets	349,884	385,282

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(130,704)	(132,360)
Derivative contracts, at fair value	(12,001)	(7,253)
Capital withdrawals payable	(379)	(10,000)
Due to brokers	(2,737)	—
Interest and dividends payable	(259)	(580)
Other liabilities	(178)	(358)
Total liabilities	(146,258)	(150,551)

Net Assets	$203,626	$234,731

GLRE Limited Partners’ share of Net Assets	$151,010	$183,591

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended March 31
	2022	2021
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$320	$204
Interest income	49	149
Total Investment income	369	353

Expenses
Management fee	(891)	(854)
Interest	(256)	(242)
Dividends	(382)	(245)
Professional fees and other	(264)	(222)
Total expenses	(1,793)	(1,563)
Net investment income (loss)	(1,424)	(1,210)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	24,148	(7,066)
Net change in unrealized appreciation (depreciation)	(16,792)	12,791
Net gain (loss) on investment transactions	7,356	5,725

Net income (loss)	$5,932	$4,515

GLRE Limited Partners’ share of net income (loss) (1)	$4,077	$4,024

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended March 31
	2022	2021
	($ in thousands)
Management fees	$891	$854
Performance allocation	453	447
Total	$1,344	$1,301

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

At March 31, 2022, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$20,812	$35,300	$(1,800)	$54,312
Derivative financial instruments (not designated as hedging instruments)	—	335	—	335
Total other investments	$20,812	$35,635	$(1,800)	$54,647

At December 31, 2021, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$17,411	$31,438	$(1,800)	$47,049
Derivative financial instruments (not designated as hedging instruments)	—	335	—	335
Total other investments	$17,411	$31,773	$(1,800)	$47,384

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

Private investments and unlisted equity securities without readily determinable fair values

The Company measures its private investments and unlisted equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from identical or similar investments of the same issuers (the “measurement alternative”), with such changes recognized in the caption “Net investment income (loss)” in the condensed consolidated statements of operations. The Company considers the need for impairment on a by-investment basis, based on certain indicators. Under the measurement alternative, the Company makes two types of valuation adjustments:

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

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at March 31, 2022, and 2021, and the related adjustments recorded during the years then ended.

	Three months ended March 31
	2022	2021
	($ in thousands)
Carrying value (1)	$54,312	$25,062
Upward carrying value changes (2)	$3,827	$1,218
Downward carrying value changes and impairment (3)	$—	$—

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to March 31, 2022, totaled $35.4 million.
(3) The cumulative downward carrying value changes and impairments from inception to March 31, 2022, totaled $2.0 million.

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

Assets measured at fair value on a nonrecurring basis

At March 31, 2022, and December 31, 2021, the Company held $44.3 million and $40.5 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy due to their illiquidity. At March 31, 2022, and December 31, 2021, the Company held $10.0 million and $6.6 million, respectively, of private investments and unlisted equities measured at cost.

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

At March 31, 2022, and December 31, 2021, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient. It is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At March 31, 2022, the Company’s loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, tornados, typhoons, floods, earthquakes, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when received. To establish IBNR loss estimates, the Company makes use of, among other things, the following information:

•estimates communicated by ceding companies;
•information received from clients, brokers, and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event-related losses;
•industry data;

•catastrophe scenario modeling software; and
•management’s judgment.

At March 31, 2022, the Company’s loss and loss adjustment expense reserves included $13.6 million from the Russian-Ukrainian conflict. Additional information the Company considered in estimating its loss reserves included the following:

•a review of in-force treaties that may provide coverage and incur losses;
•catastrophe and scenario modeling analyses and results shared by cedents;
•preliminary loss estimates received from clients, brokers, and loss adjusters;
•reviews of industry insured loss estimates and market share analyses; and
•management’s judgment.

The Company’s Russian-Ukrainian conflict loss estimates include actuarial assumptions, including:

•the areas within the affected regions that have incurred losses;
•the scope of coverage provided by the underlying policies;
•the interpretation of contract terms;
•the determination of loss-triggering events;
•regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry; and
•the ability of the cedents and insured to mitigate some or all of their losses.

Due to the uncertainty associated with these assumptions, the Company’s loss estimates are subject to significant variability, and actual losses may ultimately differ materially from the Company's current estimates. The Company will evaluate its assumptions as new information becomes available and may adjust its loss estimates in future periods. Such adjustments may be material to the Company's results of operations and financial condition.

Additionally, if the Russian-Ukrainian conflict is prolonged, the Company may incur additional losses in subsequent periods.

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the three months ended March 31, 2022.

At March 31, 2022 and December 31, 2021, loss and loss adjustment expense reserves were composed of the following:

	March 31, 2022	December 31, 2021
	($ in thousands)
Case reserves	$189,312	$190,220
IBNR	359,829	333,790
Total	$549,141	$524,010

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the three months ended March 31, 2022 and 2021 is as follows:

Consolidated	2022	2021
	($ in thousands)
Gross balance at January 1	$524,010	$494,179
Less: Losses recoverable	(11,100)	(16,851)
Net balance at January 1	512,910	477,328
Incurred losses related to:
Current year	95,082	97,861
Prior years	2,325	(140)
Total incurred	97,407	97,721
Paid losses related to:
Current year	(9,903)	(11,860)
Prior years	(59,901)	(65,500)
Total paid	(69,804)	(77,360)
Foreign currency revaluation	(2,741)	145
Net balance at March 31	537,772	497,834
Add: Losses recoverable	11,369	15,009
Gross balance at March 31	$549,141	$512,843

For the three months ended March 31, 2022, the estimate of net losses incurred relating to prior accident years increased by $2.3 million, primarily due to adverse development on a health contract and additional losses from the COVID-19 pandemic.

For the three months ended March 31, 2021, the estimate of net losses incurred relating to prior accident years decreased by $0.1 million.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the three months ended March 31, 2022 and 2021 are as follows:

Health	2022	2021
	($ in thousands)
Gross balance at January 1	$9,939	$17,485
Less: Losses recoverable	—	—
Net balance at January 1	9,939	17,485
Incurred losses related to:
Current year	3,118	12,997
Prior years	1,561	(1,317)
Total incurred	4,679	11,680
Paid losses related to:
Current year	(683)	(3,362)
Prior years	(6,662)	(7,904)
Total paid	(7,346)	(11,266)
Foreign currency revaluation	—	—
Net balance at March 31	7,272	17,899
Add: Losses recoverable	—	—
Gross balance at March 31	$7,272	$17,899

6. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

For the three months ended March 31, 2022, the Company’s earned ceded premiums were $1.2 million (2021: $0.1 million). For the three months ended March 31, 2022, loss and loss adjustment expenses recovered and changes in losses recoverable were $0.7 million. The recoveries recognized by the Company for the three months ended March 31, 2021, were insignificant.

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At March 31, 2022, the Company’s loss reserves recoverable consisted of (i) $8.8 million (December 31, 2021: $8.4 million) recoverable from unrated retrocessionaires, of which $8.3 million (December 31, 2021: $8.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $2.7 million (December 31, 2021: $2.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At March 31, 2022, the Company had recorded an allowance for expected credit losses of $47.0 thousand (December 31, 2021: $47.0 thousand).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semi-annually on February 1 and August 1 of each year beginning February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. At March 31, 2022, the Company’s share price was lower than the conversion price of $17.19 per share.
If a holder redeems the Notes, the Company shall have the option to settle the conversion obligation in cash, ordinary shares of the Company, or a combination thereof pursuant to the terms of the indenture governing the Notes. Prior to January 1, 2022, the Company bifurcated the Notes into liability and equity components. Effective January 1, 2022, upon adoption of ASU 2020-06, the Company no longer bifurcates the Notes and presents the entire balance as a single liability on the Company’s condensed consolidated balance sheets (see Note 2 for recently issued accounting standards adopted).
The Company’s effective borrowing rate for non-convertible debt at the time of issuance of the Notes was estimated to be 6.0%.
The Company incurred issuance costs in connection with the issuance of the Notes. At March 31, 2022, the unamortized portion of these costs was $0.9 million (December 31, 2021: $1.0 million), which the Company expects to amortize through the maturity date.

The carrying value of the Notes at March 31, 2022, including accrued interest of $0.7 million, was $99.7 million (December 31, 2021: $98.1 million). At March 31, 2022, the Company estimated the fair value of the Notes to be $95.5 million (December 31, 2021: $97.5 million) (see Note 4 Financial Instruments).
For the three months ended March 31, 2022, the Company recognized interest expenses of $1.2 million (2021: $1.5 million) in connection with the interest coupon and amortization of issuance costs.

The Company was in compliance with all covenants relating to the Notes at March 31, 2022, and December 31, 2021. At March 31, 2022, the Company had a remaining obligation for interest and principal payments of $2.0 million and $104.0 million during 2022 and 2023, respectively.

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

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At March 31, 2022, 2,092,276 (December 31, 2021: 3,128,276) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

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

The Company repurchased no Class A ordinary shares during the three months ended March 31, 2022. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	Three months ended March 31		Three months ended March 31
	2022		2021
	Class A	Class B	Class A	Class B
Balance – beginning of period	27,589,731	6,254,715	28,260,075	6,254,715
Issue of ordinary shares, net of forfeitures	876,785	—	335,738	—
Balance – end of period	28,466,516	6,254,715	28,595,813	6,254,715

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

Employee and Director Restricted Shares

The restricted shares issued to certain employees contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters.

For the three months ended March 31, 2022, the Company issued 885,261 (2021: 334,312) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. The Restricted Shares granted to employees in 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantees’ continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

Prior to fiscal year 2022, the restricted shares granted to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retained voting rights and was entitled to any dividends declared by the Company.

Prior to fiscal year 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan (“CEO RSs”). These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. The CEO RSs cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. At March 31, 2022, there were 193,149 non-vested CEO RSs with a weighted average grant date fair value of $10.10 per share. As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the three months ended March 31, 2022, and 2021.

The Company recognizes compensation expense associated with Performance RSs and Service RSs based on the fair value of the Company's Class A ordinary shares measured at the grant date. For Service RSs, the Company recognizes this expense on a straight-line basis over the requisite service period. For Performance RSs, the Company recognizes the associated compensation expense based on achieving established performance criteria during the performance period.

For the three months ended March 31, 2022, grantees forfeited 8,476 (2021: 19,285) restricted shares. For the three months ended March 31, 2022, the Company reversed $26 thousand of stock compensation expense (2021: $0.1 million) in relation to the forfeited restricted shares.

The Company recorded $0.7 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the three months ended March 31, 2022 (2021: $0.5 million). At March 31, 2022, there was $5.1 million (December 31, 2021: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO RSs), which the Company expects to recognize over a weighted-average period of 2.1 years (2021: 1.8 years). For the three months ended March 31, 2022, the total fair value of restricted shares vested was $1.3 million (2021: $1.1 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the three months ended March 31, 2022:

	Performance Restricted Stock		Service Restricted Stock
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	248,659	6.82
Vested	—	—	(122,233)	10.84
Forfeited	—	—	(8,476)	7.67
Balance at March 31, 2022	794,362	$7.62	871,357	$7.86

Employee Restricted Stock Units

The Company issues RSUs to certain employees as part of the stock incentive plan and contain restrictions relating to vesting, forfeiture in the event of termination of employment, transferability, and other matters. On the vesting date, the Company converts each RSU into one Class A ordinary share and issues new Class A ordinary shares from the shares authorized for issuance as part of the Company’s stock incentive plan.

The RSUs granted to employees in 2022 include (i) RSUs with both performance and service-based vesting conditions (“Performance RSUs”) and (ii) RSUs with only service-based vesting conditions (“Service RSUs”). The Service RSUs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSUs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSUs, with a target of 50%.

The Company recognizes compensation expense associated with Performance RSUs and Service RSUs based on the fair value of the Company's Class A ordinary shares measured at the grant date. For Service RSUs, the Company recognizes this expense on a straight-line basis over the requisite service period. For Performance RSUs, the Company recognizes the associated compensation expense based on achieving established performance criteria during the performance period.

Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. For the three months ended March 31, 2022, the Company issued 159,215 (2021: 58,123) RSUs to employees pursuant to the Company’s stock incentive plan. For the three months ended March 31, 2022, and 2021, no RSUs were forfeited.

The Company recorded $0.1 million of share-based compensation expense relating to RSUs for the three months ended March 31, 2022 (2021: $0.1 million). At March 31, 2022, the total compensation cost related to non-vested RSUs not yet recognized was $1.0 million (2021: $0.5 million), which the Company expects to recognize over a weighted-average period of 2.0 years (2021: 1.8 years).

Employee RSU activity during the three months ended March 31, 2022, was as follows:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2020	—	$—	116,722	$9.60
Granted	—	—	58,123	9.18
Vested	—	—	(20,711)	15.90
Balance at December 31, 2021	—	$—	154,134	$8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Balance at March 31, 2022	105,008	$6.82	172,952	$7.58

Employee and Director Stock Options

For the three months ended March 31, 2022, and 2021, no Class A ordinary share purchase options were granted or exercised by directors or employees and no stock options expired or vested. When the Company grants stock options, it reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the three months ended March 31, 2022, was $0.1 million (2021: $0.1 million). At March 31, 2022, the total compensation cost related to non-vested options not yet recognized was $0.2 million (December 31, 2021: $0.3 million), which will be recognized over a weighted-average period of 1.1 years (December 31, 2021: 1.2 years) assuming the grantee completes the service period for vesting of the options.

Employee and director stock option activity during the three months ended March 31, 2022 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2021	735,627	$22.35	$10.23	$—	4.7 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Balance at March 31, 2022	735,627	$22.35	$10.23	$—	4.4 years

Stock Compensation Expense

For the three months ended March 31, 2022, and 2021, the combined stock compensation expenses (net of forfeitures) included in the caption “General and administrative expenses” in the Company’s condensed consolidated statements of operations were $1.0 million and $0.8 million, respectively.

10. TAXATION

At March 31, 2022, the Company recorded a gross deferred tax asset of $3.8 million (December 31, 2021: $3.2 million) and a deferred tax asset valuation allowance of $3.3 million (December 31, 2021: $2.7 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s condensed consolidated balance sheets. The Company has determined that it is more likely than not to fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022	2021
	($ in thousands)
Current tax (expense) benefit	$(412)	$(3,734)
Tax recovered	428	—
Deferred tax (expense) benefit	556	184
Decrease (increase) in deferred tax valuation allowance	(556)	(184)
Income tax (expense) benefit	$16	$(3,734)

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

For a detailed breakdown of management fees and performance compensation for the three months ended March 31, 2022, and 2021, refer to Note 3 of the condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At March 31, 2022, SILP, along with certain affiliates of DME Advisors, collectively owned 34.3% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At March 31, 2022, SILP held 2.7 million shares of GRBK.

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

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At March 31, 2022, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2022	120 days before the termination date

At March 31, 2022, an aggregate amount of $184.7 million (December 31, 2021: $136.8 million) in letters of credit was issued under the credit facility. At March 31, 2022, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $185.5 million (December 31, 2021: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at March 31, 2022 and December 31, 2021.

The Company has also established regulatory trust arrangements for certain cedents. At March 31, 2022, collateral of $515.9 million (December 31, 2021: $497.1 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

The Company has determined that its lease agreements for office space qualify as operating lease arrangements. At the commencement date, the Company determined the lease term by assuming the exercise of those renewal options deemed to be reasonably certain. The exercise of lease renewal options is at the Company's sole discretion, and these options do not contain any material residual value guarantees or material restrictive covenants. The Company’s weighted-average remaining operating lease term is approximately 4.5 years at March 31, 2022.

As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 6%, representing its incremental borrowing rate based on information available at the commencement date, to determine the present value of lease payments. The incremental borrowing rate is based on a borrowing with a term similar to that of the associated lease. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing.

At March 31, 2022, the right-of-use assets and lease liabilities relating to the operating leases were $2.3 million and $2.4 million, respectively. The operating expense for the three months ended March 31, 2022, was $0.2 million (2021: $0.04 million).

At March 31, 2022, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,	($ in thousands)
2022	$454
2023	621
2024	637
2025	653
2026	352
Thereafter	—
Total lease payments	2,717
Less Imputed Interest	(358)
Present value of lease liabilities	$2,359

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

13. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended March 31
	2022		2021
	($ in thousands)
Property
Commercial	$3,986	2.7%	$2,148	1.3%
Motor	1,446	1.0	9,709	5.7
Personal	13,103	9.0	3,058	1.8
Total Property	18,535	12.7	14,915	8.8

Casualty
General Liability	10,005	6.9	1,695	1.0
Motor Liability	5,109	3.5	41,564	24.5
Professional Liability	141	0.1	151	0.1
Workers' Compensation	9,920	6.8	22,149	13.0
Multi-line	53,094	36.4	48,115	28.3
Total Casualty	78,269	53.7	113,674	66.9

Other
Accident & Health	1,894	1.3	14,664	8.6
Financial	21,036	14.4	13,330	7.8
Marine	8,399	5.7	4,530	2.7
Other Specialty	17,753	12.2	8,822	5.2
Total Other	49,082	33.6	41,346	24.3
	$145,886	100.0%	$169,935	100.0%

Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended March 31
	2022		2021
	($ in thousands)
U.S. and Caribbean	$76,037	52.1%	$104,854	61.7%
Worldwide (1)	66,271	45.4	62,991	37.1
Europe	2,874	2.0	920	0.5
Asia	704	0.5	1,170	0.7
	$145,886	100.0%	$169,935	100.0%
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

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2022 and 2021 and financial condition at March 31, 2022 and December 31, 2021.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We have included a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in the section entitled “Part II. Item 1A. Risk Factors” included in this Form 10-Q for the three months ended March 31, 2022, and in the section entitled “Part I, Item 1A. Risk Factors” contained in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022. Such risks and uncertainties include, but are not limited to:

•A downgrade or withdrawal of either of our A.M. Best ratings would materially and adversely affect our ability to implement our business strategy successfully;
•Our results of operations will likely fluctuate from period to period and may not be indicative of our long-term prospects;
•Our results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy;
•The impact of COVID-19 and related risks could materially and adversely affect our results of operations, financial position, and liquidity;
•SILP may be concentrated in a few large positions, which could result in investment volatility;
•The performance of our Innovations investments could result in financial losses and reduce our capital;
•If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be materially and adversely affected;
•Inflation may adversely impact our results of operations or financial condition;
•The effect of emerging claim and coverage issues on our business is uncertain;
•The property and casualty reinsurance market may be affected by cyclical trends; and
•The loss of key executives could adversely impact our ability to implement our business strategy.

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

Through Greenlight Re Innovations, we support technology innovators in the (re)insurance market by providing investment, risk capacity, and access to a broad insurance network.

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part I. Item IA. — Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022, cause actual events or results to differ materially from our underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2021, describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, and share-based compensation.

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

Other business covers accident and health, financial lines (including transactional liability, mortgage insurance, surety, and trade credit), marine, energy, as well as other specialty business such as aviation, crop, cyber, political, and terrorism exposures.

Outlook and Trends

In February 2022, the Russian army commenced military actions against Ukraine. The ongoing Russian-Ukrainian conflict has resulted in the U.S., United Kingdom, European Union, and other countries imposing financial and economic sanctions, which have caused disruption in the global economy and have increased economic and geopolitical uncertainty. Our underwriting results for the quarter included $13.6 million of losses attributed to the Russian-Ukrainian conflict. If this conflict is prolonged, we may incur additional losses in future periods.

During the January 1, 2022 renewal period, we saw improved rates in most of the classes of business we write, which enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversification across the classes of business we write and a lower concentration of risk to individual counterparties than at any other time in our history.

After another year of significant property catastrophe losses in 2021 and several years of generally weak performance of reinsurers, premium rates continue to increase overall. We believe that structural problems within the “pure catastrophe” class will limit premium rate increases in the class. However, we believe that the recent property catastrophe losses, along with the Russian-Ukrainian conflict will help support and extend the generally favorable market conditions in most other classes. We expect that the impact of inflation on our claims costs may partially reduce the extent of the overall premium adequacy, mainly with respect to longer-tailed classes.

Over the past four years, our underwriting portfolio has become considerably more diversified as we have shifted our underwriting away from being dominated by a small number of large accounts. This diversification has also exposed us to a wider array of global insurance events. However, we believe that taking on risk that is well priced, diversified and risk-managed, is key to achieving optimal underwriting results.

We continue to be encouraged by our Innovations unit, whose central objective is to enhance our underwriting return and risk profile by establishing a range of strategic partnerships. Our Innovations-related premiums accounted for approximately 10% of our net premiums written in the first quarter of 2022. We see the potential for significant growth from Innovations-derived underwriting opportunities going forward.

In April 2022, we launched a Lloyd’s approved insurtech-focused syndicate (“Syndicate 3456”). We expect Syndicate 3456 to enable us to provide capacity to our growing portfolio of Innovations partners.

Key Financial and Non-GAAP Measures

Management uses certain key financial measures, some of which are not prescribed under U.S. GAAP rules and standards (“non-GAAP financial measures”), to evaluate our financial performance, financial position, and the change in shareholder value. Generally, a non-GAAP financial measure, as defined in SEC Regulation G, is a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented under U.S. GAAP. We believe that these measures, which may be calculated or defined differently by other companies, provide consistent and comparable metrics of our business performance to help shareholders understand performance trends and facilitate a more thorough understanding of the Company’s business. Non-GAAP financial measures should not be viewed as substitutes for those determined under U.S. GAAP.

The key non-GAAP financial measures used in this report are:
•Basic book value per share and fully diluted book value per share; and
•Net underwriting income (loss)

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

We calculate basic book value per share as (a) ending shareholders' equity, divided by (b) aggregate of Class A and Class B Ordinary shares issued and outstanding, including all unvested service-based restricted shares, and the earned portion of performance-based restricted shares granted after December 31, 2021.

Fully diluted book value per share represents basic book value per share combined with any dilutive impact of in-the-money stock options, unvested service-based RSUs, and the earned portion of unvested performance-based RSUs granted. Fully diluted book value per share also includes the dilutive effect, if any, of ordinary shares expected to be issued upon settlement of the convertible notes.

Our primary financial goal is to increase adjusted fully diluted book value per share over the long term. We use fully diluted book value per share as a financial measure in our annual incentive compensation.

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$468,407	$475,663	$450,514	$466,826	$472,119
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s condensed consolidated balance sheets	34,721,231	33,844,446	33,844,446	34,171,068	34,850,528
Less: Unearned performance-based restricted shares granted after December 31, 2021	(581,593)	—	—	—	—
Denominator for basic book value per share	34,139,638	33,844,446	33,844,446	34,171,068	34,850,528
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	176,379	154,134	154,134	154,134	154,134
Denominator for fully diluted book value per share	34,316,017	33,998,580	33,998,580	34,325,202	35,004,662
Basic book value per share	$13.72	$14.05	$13.31	$13.66	$13.55
Increase (decrease) in basic book value per share ($)	$(0.33)	$0.58	$(0.35)	$0.11	$0.08
Increase (decrease) in basic book value per share (%)	(2.3)%	4.3%	(2.6)%	0.8%	0.6%

Fully diluted book value per share	$13.65	$13.99	$13.25	$13.60	$13.49
Increase (decrease) in fully diluted book value per share ($)	$(0.34)	$0.57	$(0.35)	$0.11	$0.07
Increase (decrease) in fully diluted book value per share (%)	(2.4)%	4.2%	(2.6)%	0.8%	0.5%

(1) For periods prior to March 31, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At March 31, 2022, the aggregate number of unearned restricted shares with performance conditions was 774,742 (December 31, 2021: 193,149, September 30, 2021: 193,149, June 30, 2021: 193,149, March 31, 2021: 193,149).

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

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended March 31
	2022	2021
	($ in thousands)
Income (loss) before income tax	$(5,743)	$10,233
Add (subtract):
Total investment (income) loss	(7,737)	(18,674)
Other non-underwriting (income) expense	633	703
Corporate expenses	4,011	4,204
Interest expense	1,154	1,544
Net underwriting income (loss)	$(7,682)	$(1,990)

Results of Operations

The table below summarizes our operating results for the three months ended March 31, 2022, and 2021:

	Three months ended March 31
	2022	2021
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$145,886	$169,935
Gross premiums ceded	(6,009)	55
Net premiums written	139,877	169,990
Change in net unearned premium reserves	(13,952)	(34,594)
Net premiums earned	$125,925	$135,396
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$95,082	$97,861
Prior year *	2,325	(140)
Net loss and loss adjustment expenses incurred	97,407	97,721
Acquisition costs	32,945	33,381
Underwriting expenses	3,221	3,337
Deposit accounting and other reinsurance expense (income)	34	2,947
Net underwriting income (loss)	$(7,682)	$(1,990)

Income (loss) from investment in related party investment fund	$4,077	$4,024
Net investment income (loss)	3,660	14,650
Total investment income (loss)	$7,737	$18,674
Net underwriting and investment income (loss)	$55	$16,684

Corporate expenses	$4,011	$4,204
Other (income) expense, net	633	703
Interest expense	1,154	1,544
Income tax expense (benefit)	(16)	3,734
Net income (loss)	$(5,727)	$6,499

Earnings (loss) per share
Basic	$(0.17)	$0.19
Diluted	$(0.17)	$0.19

Underwriting ratios
Loss ratio - current year	75.6%	72.3%
Loss ratio - prior year	1.8%	(0.1)%
Loss ratio	77.4%	72.2%
Acquisition cost ratio	26.2%	24.7%
Composite ratio	103.6%	96.9%
Underwriting expense ratio	2.6%	4.6%
Combined ratio	106.2%	101.5%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a loss of $2.6 million and a gain of $0.2 million for the three months ended March 31, 2022, and 2021, respectively.

Three months ended March 31, 2022, and 2021

For the three months ended March 31, 2022, fully diluted book value per share decreased by $0.34, or 2.4%, to $13.65 per share from $13.99 per share at December 31, 2021. For the three months ended March 31, 2022, basic book value per share decreased by $0.33, or 2.3%, to $13.72 per share from $14.05 per share at December 31, 2021. The decrease in fully diluted book value per share included $0.07, or 0.50%, adverse impact relating to the adoption of ASU 2020-06 during the three months ended March 31, 2022 (see Note 2 of the accompanying condensed consolidated financial statements for recently issued accounting standards adopted).

For the three months ended March 31, 2022, our net loss was $5.7 million, compared to a net income of $6.5 million reported for the equivalent 2021 period.

The developments that most significantly affected our financial performance during the three months ended March 31, 2022, compared to the equivalent 2021 period, are summarized below:

•Underwriting: The underwriting loss for the three months ended March 31, 2022, was $7.7 million, driven primarily by $13.6 million of losses related to the Russian-Ukrainian conflict and $2.8 million of losses related to Tennessee wildfires. By comparison, the underwriting loss for the same period in 2021 was $2.0 million, driven by $2.9 million of deposit accounting interest expense.

Our overall combined ratio was 106.2% for the three months ended March 31, 2022, compared to 101.5% for the same period in 2021. The Russian-Ukrainian conflict contributed 10.8 percentage points to the combined ratio for the three months ended March 31, 2022.

•Investments: Our total investment income for the three months ended March 31, 2022, was $7.7 million compared to a total investment income of $18.7 million incurred during the equivalent 2021 period. For the three months ended March 31, 2022, our investment in SILP reported a gain of $4.1 million, while our Innovations-related investments reported an unrealized gain of $3.9 million. The investment income during the equivalent 2021 period was driven by a $14.7 million gain realized on the sale of our investment in AccuRisk.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended March 31
	2022		2021
	($ in thousands)
Property	$18,535	12.7%	$14,915	8.8%
Casualty	78,269	53.7	113,674	66.9
Other	49,082	33.6	41,346	24.3
Total	$145,886	100.0%	$169,935	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended March 31, 2022, our gross premiums written decreased by $24.0 million, or 14.2%, compared to the equivalent 2021 period. The primary drivers of this change are the following:

Gross Premiums Written
Three months ended March 31, 2022
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$3.6	24.3%
The increase in property premiums written during the three months ended March 31, 2022, over the comparable 2021 period was primarily attributable to growth in underlying business relating to one of our Innovations-related contracts. To a lesser extent, the increase in property premiums was driven by new personal and commercial property contracts during 2022. A decrease in motor premiums partially offset the increase in property premiums as we elected to reduce or not renew our participation on certain motor contracts.

Casualty	$(35.4)	(31.1)%	The decrease in casualty premiums written during the three months ended March 31, 2022, over the comparable 2021 period was due primarily to motor and workers’ compensation contracts on which we elected to reduce or not renew our participation. The decrease in casualty premiums was partially offset by growth in general liability and multi-line premiums resulting from new and renewed contracts, including Innovations-related business.

Other	$7.7	18.7%
The increase in “other” premiums written during the three months ended March 31, 2022, over the comparable 2021 period was due primarily to:

•financial lines, including transactional liability business;
•new marine and energy contracts bound during 2022; and
•new contracts bound during 2022 relating to other specialty classes.

These increases were partially offset by decreases in health premiums due primarily to a contract in which we shifted our participation from proportional basis to excess of loss basis.

Premiums Ceded

For the three months ended March 31, 2022, premiums ceded were $6.0 million compared to $(0.1) million for the three months ended March 31, 2021. We use retrocessional coverage to manage our net portfolio exposure, leverage areas of expertise, and improve our strategic position in meeting the needs of clients and brokers.. In 2022, we entered into new retrocession agreements, primarily to reduce our exposure to large marine and energy loss events and certain property losses.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended March 31
	2022		2021
	($ in thousands)
Property	$16,435	11.7%	$14,956	8.8%
Casualty	78,269	56.0	113,705	66.9
Other	45,173	32.3	41,329	24.3
Total	$139,877	100.0%	$169,990	100.0%

For the three months ended March 31, 2022, net premiums written decreased by $30.1 million, or 17.7%, compared to the three months ended March 31, 2021. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended March 31
	2022		2021
	($ in thousands)
Property	$14,490	11.5%	$14,155	10.5%
Casualty	81,228	64.5	87,091	64.3
Other	30,207	24.0	34,150	25.2
Total	$125,925	100.0%	$135,396	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended March 31
	2022		2021
	($ in thousands)
Property	$9,713	9.9%	$11,385	11.6%
Casualty	55,373	56.9	64,152	65.7
Other	32,321	33.2	22,184	22.7
Total	$97,407	100.0%	$97,721	100.0%

The below table summarizes the loss ratios for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022	2021	Increase / (decrease) in loss ratio points
Property	67.0%	80.4%	(13.4)
Casualty	68.2%	73.7%	(5.5)
Other	107.0%	65.0%	42.0
Total	77.4%	72.2%	5.2

The changes in net losses incurred and loss ratios during the three months ended March 31, 2022, were attributable to the following:

Net Losses Incurred
Three months ended March 31, 2022
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(1.7)	(13.4)
The decrease in property losses incurred during the three months ended March 31, 2022, compared to the same period in 2021, was due primarily to a reduction in motor business related to contracts on which we elected to reduce or non-renew our participation. The decrease was partially offset by higher personal lines losses from Tennessee wildfires.

The property loss ratio decreased 13.4 percentage points during the three months ended March 31, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

Casualty	$(8.8)	(5.5)
The decrease in casualty losses incurred during the three months ended March 31, 2022, compared to the same period in 2021, was due primarily to a reduction in motor business related to contracts on which we elected to reduce or non-renew our participation. The decrease was partially offset by higher incurred losses relating to the multi-line business driven by growth in Lloyd’s syndicate contracts.

The casualty loss ratio decreased 5.5 percentage points during the three months ended March 31, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

Other	$10.1	42.0
The increase in “other” losses incurred during the three months ended March 31, 2022, compared to the same period in 2021, was due primarily to losses relating to the Russian-Ukrainian conflict. The increase was partially offset by lower losses incurred on health contracts on which we elected to reduce or not renew our participation.

The “other” loss ratio increased 42.0 percentage points during the three months ended March 31, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

Russian-Ukrainian Conflict

Our loss and loss adjustment expenses from the Russian-Ukrainian conflict relate primarily to marine, energy, political violence, and terrorism (“MEPVT”) policies and whole account contracts, all of which are included in our Specialty book of business. We have purchased excess of loss reinsurance to reduce our net exposure relating to MEPVT exposures. As of March 31, 2022, we have not recorded any reinsurance recoveries, as the estimated losses had not impacted the excess layers. However, we may generate recoveries under the retroceded contracts if we recognize significant further MEPVT losses from the Russian-Ukrainian conflict.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of our reserving techniques and prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended March 31
	2022		2021
	($ in thousands)
Property	$3,348	10.2%	$2,800	8.4%
Casualty	21,246	64.5	21,791	65.3
Other	8,351	25.3	8,790	26.3
Total	$32,945	100.0%	$33,381	100.0%

The acquisition cost ratios for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended March 31
	2022	2021	Increase / (decrease)
Property	23.1%	19.8%	3.3%
Casualty	26.2%	25.0%	1.2%
Other	27.6%	25.7%	1.9%
Total	26.2%	24.7%	1.5%

The changes in the acquisition cost ratios during the three months ended March 31, 2022, compared to the equivalent period in 2021, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended March 31, 2022
Increase / (decrease) in acquisition cost ratio points	Explanation
Property	3.3	The increase in property acquisition cost ratio during the three months ended March 31, 2022, compared to the equivalent period in 2021, was due primarily to an increase in quota share commercial and personal property business. This business had a higher acquisition cost ratio relative to motor business that decreased during the three months ended March 31, 2022, compared to the same period in 2021.

Casualty	1.2	The increase in the casualty acquisition cost ratio during the three months ended March 31, 2022, compared to the equivalent period in 2021, related primarily to growth in multi-line and Lloyd’s syndicate business.

Other	1.9	The increase in the “other” acquisition cost ratio was due primarily to the change in the mix of business during the three months ended March 31, 2022, compared to the equivalent period in 2021. The “other” acquisition cost expense and earned premiums were lower due to decreased health business. However, the growth in transactional liability business, which has a higher acquisition cost ratio relative to other specialty business, increased the overall “other” acquisition cost ratio.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended March 31				Three months ended March 31
	2022				2021
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	67.0%	68.2%	107.0%	77.4%	80.4%	73.7%	65.0%	72.2%
Acquisition cost ratio	23.1	26.2	27.6	26.2	19.8	25.0	25.7	24.7
Composite ratio	90.1%	94.4%	134.6%	103.6%	100.2%	98.7%	90.7%	96.9%
Underwriting expense ratio				2.6				4.6
Combined ratio				106.2%				101.5%

The underwriting expense ratio for the three months ended March 31, 2021, included 2.2% percentage points relating to interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows. There was no similar impact on the underwriting expense ratio for the three months ended March 31, 2022.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended March 31
	2022	2021
	($ in thousands)
Underwriting expenses	$3,221	$3,337
Corporate expenses	4,011	4,204
General and administrative expenses	$7,232	$7,541
For the three months ended March 31, 2022, and 2021, general and administrative expenses included $1.0 million and $0.8 million, respectively, of costs related to stock compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Three months ended March 31
	2022	2021
	($ in thousands)
Realized gains (losses)	$—	$14,210
Change in unrealized gains and losses	3,899	1,228
Investment-related foreign exchange gains (losses)	(38)	(19)
Interest and dividend income, net of withholding taxes	22	113
Interest, dividend, and other expenses	(223)	(882)
Net investment-related income (loss)	$3,660	$14,650
Income (loss) from investments in related party investment fund	$4,077	$4,024
Total investment income (loss)	$7,737	$18,674

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three months ended March 31, 2022 and 2021, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended March 31, 2022, the Investment Portfolio managed by DME Advisors reported a gain of 1.7%, compared to a gain of 1.5% for the three months ended March 31, 2021. The long portfolio lost 6.0%, while the short portfolio and macro positions gained 4.9% and 3.5%, respectively, during the three months ended March 31, 2022. For the three months ended March 31, 2022, the most significant contributors to SILP’s investment return were long positions in Rheinmetall AG (RHM GY), Teck Resources (TECK), and The Chemours Company (CC). During the three months ended March 31, 2022, the most significant detractors were Green Brick Partners (GRBK), Capri Holdings (CPRI), and various short positions.

During the three months ended March 31, 2022, we recorded a net unrealized gain of $3.9 million on our portfolio of Innovations-related investments.

For the three months ended March 31, 2022, and 2021, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was composed of the following:

	Three months ended March 31
	2022	2021
Long portfolio gains (losses)	(6.0)%	11.7%
Short portfolio gains (losses)	4.9	(6.8)
Macro gains (losses)	3.5	(2.8)
Other income and expenses [1]	(0.5)	(0.5)
Gross investment return	1.9%	1.6%
Net investment return [1]	1.7%	1.5%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Effective January 1, 2021, the Investment Portfolio is calculated based on 50% of GLRE Surplus, or the Company’s shareholders’ equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements. It is adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated based on several factors, including our share of SILP’s net asset value and our posted collateral and net reserves.

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

At March 31, 2022, we have included a gross deferred tax asset of $3.8 million (December 31, 2021: $3.2 million) in the caption “Other assets” in the Company’s condensed consolidated balance sheets. At March 31, 2022, a valuation allowance of $3.3 million (December 31, 2021: $2.7 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets at March 31, 2022, was $205.7 million, compared to $231.0 million at December 31, 2021,a decrease of $25.3 million, or 11.0%. The decrease was primarily related to net redemptions from SILP which were used primarily to fund collateral required by our ceding insurers. New Innovations-related investments, and the gains from SILP and the Innovations-related investments partially offset the decrease.

At March 31, 2022, 92.5% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 4.9% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.2% was composed of instruments valued based on non-observable inputs (Level 3). At March 31, 2022, 2.4% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient. At March 31, 2022, our Innovations-related investments did not have readily determinable fair values and were carried at their original cost minus impairment plus changes resulting from observable price changes.

Other than our investment in SILP (see Notes 3 of the accompanying condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Cash and cash equivalents; Restricted cash and cash equivalents

The unrestricted cash and cash equivalents decreased by $45.0 million, or 58.9%, from $76.3 million at December 31, 2021, to $31.3 million at March 31, 2022, primarily due to collateral posted to our ceding insurers.

We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $66.6 million, or 10.5%, from $634.8 million at December 31, 2021, to $701.4 million, at March 31, 2022, primarily due to collateral required by our ceding insurers. The increase in collateral was partially funded from withdrawals from SILP and partially from unrestricted cash and cash equivalents.

Reinsurance balances receivable

During the three months ended March 31, 2022, reinsurance balances receivable increased by $36.3 million, or 8.9%, to $441.6 million from $405.4 million at December 31, 2021. This increase was related primarily to increases in (i) premiums receivable on new contracts bound during the first quarter of 2022 and (ii) funds withheld on reinsurance contracts with Lloyd’s syndicates.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	March 31, 2022			December 31, 2021
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$32,023	$79,027	$111,050	$21,357	$49,486	$70,843
Casualty	129,908	168,172	298,080	151,734	219,949	371,683
Other	27,381	112,630	140,011	17,129	64,355	81,484
Total	$189,312	$359,829	$549,141	$190,220	$333,790	$524,010

During the three months ended March 31, 2022, the total gross loss and loss adjustment expense reserves increased by $25.1 million, or 4.8%, to $549.1 million from $524.0 million at December 31, 2021. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the three months ended March 31, 2022, the total loss and loss adjustment expenses recoverable decreased by $0.3 million, or 2.4%, to $11.4 million from $11.1 million at December 31, 2021. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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

At April 1, 2022, our estimated largest PML (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $87.6 million and $95.9 million, respectively, both relating to the peril of North Atlantic Hurricane.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	April 1, 2022
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$87,558	$95,876
Southeast Hurricane	66,237	71,541
Gulf of Mexico Hurricane	58,736	64,145
Northeast Hurricane	60,540	61,924
North America Earthquake	60,733	65,126
California Earthquake	54,407	57,088
Other N.A. Earthquake	34,533	36,329
Japan Earthquake	39,227	42,101
Japan Windstorm	39,734	43,498
Europe Windstorm	30,041	36,550

Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet decreased by $7.3 million to $468.4 million at March 31, 2022, compared to $475.7 million at December 31, 2021. The decrease in shareholders’ equity during the three months ended March 31, 2022, was primarily due to (i) the adoption of ASU 2020-06 (see Note 2 of the accompanying condensed consolidated financial statements) and (ii) the net loss of $5.7 million reported for the period. For details of other movements in shareholders’ equity, see the “Condensed Consolidated Statements of Shareholders’ Equity.”

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

At March 31, 2022, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At March 31, 2022, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We can redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At March 31, 2022, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the three months ended March 31, 2022 and 2021, the net cash used in operating activities was $11.6 million and $18.7 million, respectively. The net cash used in operating activities was used primarily for our underwriting activities and for payment of corporate and general administrative expenses for the three months ended March 31, 2022 and 2021. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the three months ended March 31, 2022 and 2021, as the losses we paid exceeded the premiums we collected. On our Lloyd’s syndicate contracts we do not receive any premiums until the year of account is settled, net of losses, at the end of three years. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the underwriting opportunities available and claims submitted to us by our cedents.

For the three months ended March 31, 2022, our investing activities provided $36.7 million of cash from redemptions from SILP (net of contributions) and used $3.4 million for new Innovations investments. By comparison, for the same period in 2021 our investing activities used cash of $4.3 million.

For the three months ended March 31, 2022 and 2021, there were no financing activities.

At March 31, 2022, we believe we have sufficient cash flow from operating and investing activities to meet our foreseeable liquidity requirements. We do not expect that the recent global events, including the Russian-Ukrainian conflict and the COVID-19 pandemic, will materially impact our operational liquidity needs, which will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At March 31, 2022, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing options, including capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions or that any such transactions will occur.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At March 31, 2022, Greenlight Re and GRIL exceeded their regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At March 31, 2022, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers. As a result, we anticipate that all of our U.S. clients and some non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit, or a combination thereof.

At March 31, 2022, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2021: $275.0 million). See Note 12 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At March 31, 2022, the aggregate amount of collateral provided to cedents under such arrangements was $700.6 million (December 31, 2021: $633.9 million). At March 31, 2022, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $701.4 million (December 31, 2021: $634.8 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at March 31, 2022.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the three months ended March 31, 2022.

On May 4, 2021, the Board of Directors approved a share repurchase plan effective from July 1, 2021, until June 30, 2022, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. On April 26, 2022, the Board of Directors renewed and extended the share repurchase plan until June 30, 2023.The Company is not required to repurchase any Class A ordinary shares, and the repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the three months ended March 31, 2022, the Company repurchased no Class A ordinary shares.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At March 31, 2022, 2,092,276 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. At March 31, 2022, we estimate that we will pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$282,808	$159,800	$49,972	$56,562	$549,141
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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP

LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. At March 31, 2022, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 173%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three months ended March 31, 2022 and 2021, please refer to Note 3 of the condensed consolidated financial statements.

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

Equity Price Risk
At March 31, 2022, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At March 31, 2022, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $4.8 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. The computations should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At March 31, 2022, SILP’s investments incorporate unhedged exposure to changes in gold, silver, and crude oil prices.

The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at March 31, 2022. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$3.0	$(3.0)
Silver	0.4	(0.4)
Crude oil	—	(0.1)
Total	$3.4	$(3.5)

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

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts to mitigate against adverse foreign currency movements. At March 31, 2022, our exposure to GBP denominated net reinsurance asset balance was £11.3 million. At March 31, 2022, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $1.5 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $1.5 million foreign exchange loss. Similarly, at March 31, 2022, our net exposure to Euro-denominated reinsurance liability balances was €5.0 million. At March 31, 2022, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.6 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $0.6 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At March 31, 2022, most of our currency exposures resulting from foreign denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At March 31, 2022, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

At March 31, 2022, a 100 basis points increase or decrease in interest rates would have no meaningful impact on the value of our Investment Portfolio.

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

We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets and to the extent that DME Advisors, on behalf of SILP and subject to our investment guidelines, trades securities listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations, or other measures, which may have a material adverse impact on our underwriting operations and investment strategy. See “Item 1A. Risk Factors - We could face unanticipated losses from political instability which could have a material adverse effect on our financial condition and results of operations” included in our Form 10-K for the fiscal year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the "Securities and Exchange Commission ("SEC") on March 8, 2022 (the “Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of March 31, 2022, other than as disclosed below, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy.
The military conflict between Russia and Ukraine has negatively impacted the global economy. While we have no operations in Russia or Ukraine, some of our operations may be adversely affected by this conflict and its effects.

Our specialty business includes marine, energy, aviation, political violence, terrorism, and credit risk, which protects insureds with interests in foreign jurisdictions in the event that governmental action prevents them from exercising their contractual rights, and may also protect their assets against physical damage perils. The insurance provided may include cover for losses arising from expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence (including terrorism, revolution, insurrection and civil unrest).

In certain instances, we specifically reinsure risks resulting from acts of war or terrorism. Even in cases where we attempt to exclude losses from acts of war or terrorism and certain other similar risks from some coverages written by us, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our reserves for losses and loss expenses in connection with acts of war or terrorism, including, but not limited to, events related to the Russian-Ukrainian conflict, will be adequate to cover losses should they materialize.

Furthermore, governments in the U.S., United Kingdom, and European Union, among others, have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. These export controls and sanctions, or our failure to comply with them, could restrict our ability to do business with counterparties in one or more of the jurisdictions or have other adverse effects. Our Form 10-K discusses such effects in Item 1A Risk Factors under "Non-compliance with laws, regulations, and taxation regarding transactions with international counterparties may adversely affect our business."

We cannot predict the impact the ongoing conflict will have on our business or the global economy. Escalation of this conflict could result in, among other things, heightened cybersecurity threats, supply disruptions, protracted or increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates, and increased volatility in financial markets. Any of these developments could adversely affect our businesses, results of operations, and financial condition. In addition, the ongoing conflict may trigger or intensify other risks described under "Part I. Item 1A. Risk Factors" included in our Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. The existing plan expires on June 30, 2022. On April 26, 2022, the Board of Directors re-approved the share repurchase plan effective from July 1, 2022, until June 30, 2023, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

There were no share repurchases during the three months ended March 31, 2022.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

10.1
Amended and Restated Employment Agreement, dated as of February 22, 2022, by and among Greenlight Capital Re, Ltd, Greenlight Reinsurance, Ltd. and Simon Burton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 28, 2022)

10.2	Greenlight Capital Re, Ltd. Form of Employee Restricted Stock Unit Award Agreement (Irish Employees)
10.3	Greenlight Capital Re, Ltd. Form of Employee Restricted Stock Unit Award Agreement (UK Employees)
10.4	Greenlight Capital Re, Ltd. Form of Employee Restricted Stock Award Agreement
31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
May 3, 2022

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
May 3, 2022