Form 10-Q
period 2022-06-30
GREENLIGHT CAPITAL RE, LTD.
filed 2022-08-02
CIK 1385613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Ordinary Shares, $0.10 par value	28,462,490
Class B Ordinary Shares, $0.10 par value	6,254,715
(Class)	Outstanding at July 29, 2022

GREENLIGHT CAPITAL RE, LTD.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2022 and December 31, 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2022	December 31, 2021
Assets
Investments
Investment in related party investment fund	$189,256	$183,591
Other investments	65,809	47,384
Total investments	255,065	230,975
Cash and cash equivalents	28,000	76,307
Restricted cash and cash equivalents	669,603	634,794
Reinsurance balances receivable (net of allowance for expected credit losses of $89 and $89)	446,285	405,365
Loss and loss adjustment expenses recoverable (net of allowance for expected credit losses of $47 and $47)	9,426	11,100
Deferred acquisition costs	70,343	63,026
Unearned premiums ceded	9,294	42
Other assets	5,107	5,885
Total assets	$1,493,123	$1,427,494
Liabilities and equity
Liabilities
Loss and loss adjustment expense reserves	$526,445	$524,010
Unearned premium reserves	268,254	227,584
Reinsurance balances payable	95,374	91,224
Funds withheld	12,522	3,792
Other liabilities	5,323	7,164
Convertible senior notes payable	100,912	98,057
Total liabilities	1,008,830	951,831
Shareholders' equity
Preferred share capital (par value $0.10; authorized, 50,000,000; none issued)	—	—
Ordinary share capital (Class A: par value $0.10; authorized, 100,000,000; issued and outstanding, 28,466,516 (2021: 27,589,731): Class B: par value $0.10; authorized, 25,000,000; issued and outstanding, 6,254,715 (2021: 6,254,715))	3,472	3,384
Additional paid-in capital	475,903	481,784
Retained earnings (deficit)	4,918	(9,505)
Total shareholders' equity	484,293	475,663
Total liabilities and equity	$1,493,123	$1,427,494

  The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the three and six months ended June 30, 2022 and 2021
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenues
Gross premiums written	$134,780	$141,579	$280,666	$311,514
Gross premiums ceded	(7,163)	(1)	(13,172)	54
Net premiums written	127,617	141,578	267,494	311,568
Change in net unearned premium reserves	(17,398)	(9,099)	(31,350)	(43,693)
Net premiums earned	110,219	132,479	236,144	267,875
Income (loss) from investment in related party investment fund (net of related party expenses - Note 3)	11,876	(2,006)	15,953	2,018
Net investment income (loss)	5,280	4,046	8,940	18,696
Other income (expense), net	(5,957)	(3)	(6,590)	(734)
Total revenues	121,418	134,516	254,447	287,855
Expenses
Net loss and loss adjustment expenses incurred	60,823	86,957	158,230	184,678
Acquisition costs	36,335	37,631	69,280	71,012
General and administrative expenses	8,106	7,739	15,338	15,280
Deposit interest expense	191	—	225	2,919
Interest expense	1,166	1,562	2,320	3,106
Total expenses	106,621	133,889	245,393	276,995
Income (loss) before income tax	14,797	627	9,054	10,860
Income tax (expense) benefit	(9)	1	7	(3,733)
Net income (loss)	$14,788	$628	$9,061	$7,127
Earnings (loss) per share
Basic	$0.44	$0.02	$0.27	$0.21
Diluted	$0.37	$0.02	$0.23	$0.21
Weighted average number of ordinary shares used in the determination of earnings and loss per share
Basic	33,871,359	34,667,114	33,861,151	34,560,246
Diluted	40,111,152	34,821,248	39,993,066	34,699,291

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
 For the six months ended June 30, 2022 and 2021
(expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Ordinary share capital
Balance - beginning of period	$3,472	$3,485	$3,384	$3,452
Issue of Class A ordinary shares, net of forfeitures	—	5	88	38
Repurchase of Class A ordinary shares	—	(73)	—	(73)
Balance - end of period	3,472	3,417	3,472	3,417
Additional paid-in capital
Balance - beginning of period	474,805	489,218	481,784	488,488
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	(7,896)	—
Repurchase of Class A ordinary shares	—	(6,675)	—	(6,675)
Share-based compensation expense	1,098	822	2,015	1,552
Balance - end of period	475,903	483,365	475,903	483,365
Retained earnings (deficit)
Balance - beginning of period	(9,870)	(20,584)	(9,505)	(27,083)
Cumulative effect of adoption of accounting guidance for convertible debt at January 1, 2022	—	—	5,362	—
Net income (loss)	14,788	628	9,061	7,127
Balance - end of period	4,918	(19,956)	4,918	(19,956)
Total shareholders' equity	$484,293	$466,826	$484,293	$466,826

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2022 and 2021
(expressed in thousands of U.S. dollars)

	Six months ended June 30
	2022	2021
Cash provided by (used in) operating activities
Net income (loss)	$9,061	$7,127
Adjustments to reconcile net income or loss to net cash provided by (used in) operating activities
Loss (income) from investments in related party investment fund	(15,953)	(2,018)
Net change in unrealized gains and losses on investments and notes receivable	(9,183)	(5,224)
Net realized (gains) losses on investments and notes receivable	—	(14,210)
Foreign exchange (gains) losses	5,402	(1)
Share-based compensation expense	2,103	1,590
Amortization and interest expense, net of change in accruals	321	1,106
Depreciation expense	—	16
Net change in
Reinsurance balances receivable	(55,718)	(61,922)
Loss and loss adjustment expenses recoverable	1,674	2,519
Deferred acquisition costs	(7,317)	(9,766)
Unearned premiums ceded	(9,252)	—
Other assets, excluding depreciation	778	(861)
Loss and loss adjustment expense reserves	12,361	20,463
Unearned premium reserves	40,670	43,508
Reinsurance balances payable	4,150	(3,434)
Funds withheld	8,730	617
Other liabilities	(1,841)	655
Net cash provided by (used in) operating activities	(14,014)	(19,835)
Investing activities
Proceeds from redemptions from related party investment fund	60,288	42,221
Contributions to related party investment fund	(50,000)	(48,604)
Purchases of investments	(9,652)	(3,320)
Proceeds from sales of investments	—	20,755
Change in notes receivable	—	6,101
Net cash provided by (used in) investing activities	636	17,153
Financing activities
Repurchase of Class A ordinary shares	—	(6,748)
Net cash provided by (used in) financing activities	—	(6,748)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(120)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,498)	(9,430)
Cash, cash equivalents and restricted cash at beginning of the period	711,101	754,306
Cash, cash equivalents and restricted cash at end of the period	$697,603	$744,876
Supplementary information
Interest paid in cash	$2,000	$2,000
Income tax paid in cash	—	3,700

The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of the Condensed Consolidated Financial Statements.

GREENLIGHT CAPITAL RE, LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2022

1. ORGANIZATION AND BASIS OF PRESENTATION

Greenlight Capital Re, Ltd. (“GLRE”) was incorporated as an exempted company under the Companies Law of the Cayman Islands on July 13, 2004. GLRE’s wholly-owned subsidiary, Greenlight Reinsurance, Ltd. (“Greenlight Re”), provides global specialty property and casualty reinsurance. Greenlight Re has a Class D insurer license issued in accordance with the terms of The Insurance Act, 2010 (as amended) and underlying regulations thereto (the “Act”) and is subject to regulation by the Cayman Islands Monetary Authority. Greenlight Re commenced underwriting in April 2006. Verdant Holding Company, Ltd. (“Verdant”), a wholly-owned subsidiary of GLRE, was incorporated in 2008 in the state of Delaware. During 2010, GLRE established Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), a wholly-owned reinsurance subsidiary based in Dublin, Ireland. GRIL is authorized as a non-life reinsurance undertaking in accordance with the provisions of the European Union (Insurance and Reinsurance) Regulations 2015. GRIL provides multi-line property and casualty reinsurance capacity to the European broker market and provides GLRE with an additional platform to serve clients located in Europe and North America.  In 2020, GLRE established Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”) as a wholly-owned subsidiary to increase the Company’s presence in the London market. In 2022, Syndicate 3456 commenced underwriting under the Lloyd’s syndicate-in-a-box model, with Greenlight Re as the sole capital provider. As used herein, the “Company” refers collectively to GLRE and its consolidated subsidiaries.

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

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statements presentation. These reclassifications do not affect previously reported net income or retained earnings.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.

Significant estimates used to prepare the Company’s condensed consolidated financial statements, including those associated with premiums and the estimations of loss and loss adjustment expense reserves, may be subject to significant adjustments in future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, loss and loss adjustment expense reserves, premiums written, earned, and receivable, variability underlying risk transfer assessments, allowances for credit losses, share-based compensation, valuation allowances associated with deferred tax assets and investment impairments.

Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments and certificates of deposit with original maturity dates of three months or less. Certificates of deposit with original maturities greater than three months are included under the caption "Other investments" on the condensed consolidated balance sheets.

The Company maintains cash and cash equivalent balances to collateralize regulatory trusts and letters of credit issued to cedents (see Note 12). The following table reconciles the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total presented in the condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
	($ in thousands)
Cash and cash equivalents	$28,000	$76,307
Restricted cash and cash equivalents	669,603	634,794
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$697,603	$711,101

Funds Held by Cedents

The caption “Reinsurance balances receivable” in the Company’s condensed consolidated balance sheets includes financial assets held by cedents. At June 30, 2022, funds held by cedents were $282.1 million (December 31, 2021: $246.9 million). Such amounts include premiums withheld by Lloyd’s syndicates and funds contributed by the Company to Lloyd's as security for members’ underwriting activities. The syndicates invest a portion of the premiums withheld in fixed maturity securities and investment funds. The Company records its share of income (or expense) from these assets in its condensed consolidated statements of operations under the caption “Other income (expense).”

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

The Company evaluates each counterparty’s creditworthiness based on credit ratings that independent agencies assign to the counterparty. The Company manages its credit risk in its reinsurance assets by transacting only with insurers and reinsurers that it considers financially sound. Credit ratings of the counterparties are forward-looking and consider various economic scenarios. The Company's evaluation of the required allowance for reinsurance balances receivable and loss and loss adjustment expenses recoverable considers the current economic environment as well as potential macroeconomic developments.

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

At June 30, 2022, the Company has recorded an allowance for expected credit loss on its Reinsurance Assets of $0.1 million (December 31, 2021: $0.1 million).

Deposit Assets and Liabilities

The Company applies deposit accounting to reinsurance contracts that do not transfer sufficient insurance risk to merit reinsurance accounting. Under deposit accounting, the Company recognizes an asset or liability based on its paid or received consideration. The deposit asset or liability balance is subsequently adjusted using the interest method with the corresponding income or expense recorded in the Company’s condensed consolidated statements of operations under the captions “Other income (expense)” and “Deposit interest expense,” respectively. The Company records deposit assets and liabilities in its condensed consolidated balance sheets in the caption “Reinsurance balances receivable” and “Reinsurance balances payable,” respectively. At June 30, 2022, deposit assets and deposit liabilities were $3.1 million and $14.3 million, respectively (December 31, 2021: $3.5 million and $18.6 million, respectively). For the three and six months ended June 30, 2022, and 2021, the interest income and expense on deposit accounted contracts were as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Deposit interest income	$—	$28	$—	$—
Deposit interest expense	$(191)	$—	$(225)	$(2,919)
Deposit interest income/(expense), net	$(191)	$28	$(225)	$(2,919)

Foreign Exchange

The reporting and functional currency of the Company and all its significant subsidiaries is the U.S. dollar. The Company records foreign currency transactions at the exchange rates in effect on the transaction date. Monetary assets and liabilities in foreign currencies at the balance sheet date are converted at the exchange rate in effect at the balance sheet date. The Company includes any foreign exchange gains and losses under the caption “Other income (expense), net” in the Company’s condensed consolidated statements of operations.

For the three and six months ended June 30, 2022, $4.3 million and $5.4 million, respectively, (three and six months ended June 30, 2021: $0.2 million and $0.8 million, respectively), of foreign exchange loss was included in the Company’s net income (loss) in the condensed consolidated statements of operations.

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

Earnings (Loss) Per Share

The Company has issued unvested restricted stock awards, some of which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid. These awards are considered “participating securities” for the purposes of calculating earnings (loss) per share. Basic earnings per share is calculated on the basis of the weighted average number of ordinary shares and participating securities outstanding during the period. Diluted earnings (or loss) per share includes the dilutive effect of the following:

•Restricted Stock Units (“RSUs”) issued that convert to ordinary shares upon vesting;
•Unvested restricted stock awards which are not considered “participating securities”;
•Additional potential ordinary shares issuable when in-the-money stock options are exercised, determined using the treasury stock method;
•For periods prior to January 1, 2022, those ordinary shares with the potential to be issued in connection with convertible notes and other such convertible instruments, determined using the treasury stock method; and
•Effective January 1, 2022, the maximum number of additional ordinary shares required to settle the convertible notes, as required under the if-converted method.

Diluted earnings (or loss) per share contemplates a conversion to ordinary shares of all convertible instruments only if they are dilutive. In the event of a net loss, all RSUs, stock options, shares potentially issuable in connection with convertible notes, and participating securities are excluded from the calculation of both basic and diluted loss per share as their inclusion would be anti-dilutive.

The table below presents the shares outstanding for the calculation of earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Weighted average shares outstanding - basic	33,871,359	34,667,114	33,861,151	34,560,246
Effect of dilutive employee and director share-based awards	421,611	154,134	313,733	139,045
Shares potentially issuable in connection with convertible notes	5,818,182	—	5,818,182	—
Weighted average shares outstanding - diluted	40,111,152	34,821,248	39,993,066	34,699,291
Anti-dilutive stock options outstanding	735,627	835,627	735,627	835,627

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

Verdant is incorporated in Delaware and therefore is subject to taxes in accordance with the U.S. federal rates and regulations prescribed by the U.S. Internal Revenue Service (“IRS”). Verdant’s taxable income is generally expected to be taxed at a marginal rate of 21% (2021: 21%). Verdant’s tax years 2018 and beyond remain open and may be subject to examination by the IRS.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance for measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect ASU 2022-03 to have a material impact on its financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The amendments remove the separation models in Subtopic 470-20 for certain contracts. As a result, entities will no longer present embedded conversion features separately in equity; instead, the convertible debt instrument will be accounted for as a single liability measured at its amortized cost. ASU 2020-06 also addresses the computation of earnings per share for convertible debt instruments, requiring the application of the if-converted method when calculating diluted earnings per share. Under the if-converted method, the shares potentially issuable in connection with convertible debt are assumed to be converted at the beginning of the period. The resulting ordinary shares are included in the denominator of the diluted earnings per share calculation for the period presented.

The Company adopted ASU 2020-06 during the first quarter of 2022, using the “modified retrospective” transition method. The adoption of ASU 2020-06 resulted in a decrease in the Company’s opening shareholders’ equity of approximately $2.5 million, with a corresponding increase in the carrying value of the senior convertible notes (see Note 7). For the periods in which the Company reports a net income, an additional 5.8 million ordinary shares are included in the number of shares outstanding for the diluted earnings per share calculation under the if-converted method, without regard to the conversion price of such convertible notes. The adoption of ASU 2020-06 did not have a material impact on the Company’s net income, cash flows, or any other balances.

3. INVESTMENT IN RELATED PARTY INVESTMENT FUND

The Company has entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “SILP LPA”) of Solasglas Investments, LP (“SILP”), with DME Advisors II, LLC (“DME II”), as General Partner, Greenlight Re, and GRIL, (together, the “GLRE Limited Partners”). SILP has entered into a SILP investment advisory agreement (“IAA”) with DME Advisors. LP (“DME Advisors”) pursuant to which DME Advisors is the investment manager for SILP. DME II and DME Advisors are related to the Company, and each is an affiliate of David Einhorn, Chairman of the Company’s Board of Directors.

The SILP LPA includes the following proviso: “The Investment Portfolio of each Partner will not exceed the product of (a) such Partner’s surplus (Greenlight Re Surplus or GRIL Surplus, as the case may be) multiplied by (b) the Investment Cap (50%), and the General Partner will designate any portion of a Partner’s Investment Portfolio as Designated Securities to effectuate such limit.”

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

The Company’s maximum exposure to loss relating to SILP is limited to the net asset value of the GLRE Limited Partners’ investment in SILP. At June 30, 2022, the net asset value of the GLRE Limited Partners’ investment in SILP was $189.3 million (December 31, 2021: $183.6 million), representing 76.0% (December 31, 2021: 78.2%) of SILP’s total net assets. DME II held the remaining 24.0% (December 31, 2021: 21.8%) of SILP’s total net assets. The investment in SILP is recorded at the GLRE Limited Partners’ share of the net asset value of SILP as reported by SILP’s third-party administrator. The GLRE Limited Partners can redeem their assets from SILP for operational purposes by providing three business days’ notice to DME II. At June 30, 2022, the majority of SILP’s long investments were composed of cash and publicly traded equity securities, which could be readily liquidated to meet the GLRE Limited Partners’ redemption requests.

The Company’s share of the change in the net asset value of SILP for the three and six months ended June 30, 2022, was $11.9 million and $16.0 million, respectively (three and six months ended June 30, 2021: $(2.0) million and $2.0 million, respectively), and shown in the caption “Income (loss) from investment in related party investment fund” in the Company’s condensed consolidated statements of operations.

The summarized financial statements of SILP are presented below.

Summarized Statement of Assets and Liabilities of Solasglas Investments, LP

	June 30, 2022	December 31, 2021
	($ in thousands)
Assets
Investments, at fair value	$247,121	$297,937
Derivative contracts, at fair value	12,934	2,542
Due from brokers	111,050	84,775
Cash and cash equivalents	8,689	—
Interest and dividends receivable	11	28
Total assets	379,805	385,282

Liabilities and partners’ capital
Liabilities
Investments sold short, at fair value	(121,531)	(132,360)
Derivative contracts, at fair value	(8,154)	(7,253)
Capital withdrawals payable	—	(10,000)
Due to brokers	(730)	—
Interest and dividends payable	(324)	(580)
Other liabilities	(156)	(358)
Total liabilities	(130,895)	(150,551)

Net Assets	$248,910	$234,731

GLRE Limited Partners’ share of Net Assets	$189,256	$183,591

Summarized Statement of Operations of Solasglas Investments, LP

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)
Investment income
Dividend income (net of withholding taxes)	$303	$159	$623	$363
Interest income	286	570	335	719
Total Investment income	589	729	958	1,082

Expenses
Management fee	(894)	(895)	(1,785)	(1,749)
Interest	(479)	(427)	(735)	(669)
Dividends	(200)	(301)	(582)	(546)
Professional fees and other	(230)	(337)	(494)	(559)
Total expenses	(1,803)	(1,960)	(3,596)	(3,523)
Net investment income (loss)	(1,214)	(1,231)	(2,638)	(2,441)

Realized and change in unrealized gains (losses)
Net realized gain (loss)	26,827	(6,332)	50,975	(13,398)
Net change in unrealized appreciation (depreciation)	(6,699)	4,789	(23,491)	17,580
Net gain (loss) on investment transactions	20,128	(1,543)	27,484	4,182

Net income (loss)	$18,914	$(2,774)	$24,846	$1,741

GLRE Limited Partners’ share of net income (loss) (1)	$11,876	$(2,006)	$15,953	$2,018

(1) Net income (loss) is net of management fees and performance allocation presented below:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)
Management fees	$894	$895	$1,785	$1,749
Performance allocation	1,319	$(223)	1,772	224
Total	$2,213	$672	$3,557	$1,973

See Note 11 for further details on related party management fees and performance allocation.

4. FINANCIAL INSTRUMENTS

Investments

Other Investments

The Company’s “Other investments” are composed of the following:

•Private investments and unlisted equities, which consist primarily of Innovations-related investments supporting technology innovators in the (re)insurance market; and

•Certificates of deposit with original maturities greater than three months.

At June 30, 2022, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$21,062	$42,143	$(3,396)	$59,809
Certificates of deposit	6,000	—	—	6,000
Total other investments	$27,062	$42,143	$(3,396)	$65,809

At December 31, 2021, the Company included the following securities in the caption “Other investments”:

	Cost	Unrealized gains	Unrealized losses	Fair value / carrying value
	($ in thousands)
Private investments and unlisted equities	$17,411	$31,438	$(1,800)	$47,049
Derivative financial instruments (not designated as hedging instruments)	—	335	—	335
Total other investments	$17,411	$31,773	$(1,800)	$47,384

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
•If the Company determines that the investment is impaired and the fair value is less than its carrying value, it writes down the investment to its fair value. Once the Company records such an adjustment, the investment is considered an “asset measured at fair value on a nonrecurring basis.”

The following table presents the carrying values of the private investments and unlisted equity securities carried under the measurement alternative at June 30, 2022, and 2021, and the related adjustments recorded during the periods then ended.

	Six months ended June 30
	2022	2021
	($ in thousands)
Carrying value (1)	$59,809	$47,049
Upward carrying value changes (2)	$11,184	$20,814
Downward carrying value changes and impairment (3)	$(1,698)	$(500)

(1) The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(2) The cumulative upward carrying value changes from inception to June 30, 2022, totaled $42.8 million.
(3) The cumulative downward carrying value changes and impairments from inception to June 30, 2022, totaled $3.7 million.

Fair Value Hierarchy

The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on the extent to which the inputs are observable in the market. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

Assets measured at fair value on a nonrecurring basis

At June 30, 2022, and December 31, 2021, the Company held $52.9 million and $40.5 million, respectively, of private investments and unlisted equities measured at fair value on a nonrecurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy. The following table summarizes the periods between the most recent fair value measurement dates and June 30, 2022, for the private and unlisted equities measured at fair value on a nonrecurring basis:

	Less than 6 months	6 to 12 months	Over 1 year	Total
	($ in thousands)
Fair values measured on a nonrecurring basis	$33,028	$9,475	$10,346	$52,849

At June 30, 2022, and December 31, 2021, the Company held $7.0 million and $6.6 million, respectively, of private investments and unlisted equities measured at cost.

The carrying value of certificates of deposit with original maturities of one year or less approximates their fair values. The Company classifies these assets as Level 2 within the fair value hierarchy.

At June 30, 2022, and December 31, 2021, the Company did not carry any other investments at fair value with an assigned Level within the fair value hierarchy. The Company’s investment in the related party investment fund is measured at fair value using the net asset value practical expedient. It is therefore not classified within the fair value hierarchy. (See Note 3 for further details on the related party investment fund.)

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

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

At June 30, 2022, the Company’s loss and loss adjustment expense reserves included estimated amounts for several catastrophe events. For significant catastrophe events, including, but not limited to, hurricanes, tornados, typhoons, floods, earthquakes, wildfires, and pandemics, loss reserves are generally established based on loss payments and case reserves reported by clients when received. To establish IBNR loss estimates, the Company makes use of, among other things, the following information:

•estimates communicated by ceding companies;
•information received from clients, brokers, and loss adjusters;
•an understanding of the underlying business written and its exposures to catastrophe event-related losses;
•industry data;

•catastrophe scenario modeling software; and
•management’s judgment.

At June 30, 2022, the Company’s loss and loss adjustment expense reserves included $13.6 million from the Russian-Ukrainian conflict. Additional information the Company considered in estimating its loss reserves included the following:

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

Due to the uncertainty associated with the foregoing assumptions, the Company’s loss estimates are subject to significant variability, and actual losses may ultimately differ materially from the Company's current estimates. The Company will evaluate its assumptions as new information becomes available and may adjust its loss estimates in future periods. Such adjustments may be material to the Company's results of operations and financial condition.

Additionally, if the Russian-Ukrainian conflict is prolonged, the Company may incur additional losses in subsequent periods.

The Company made no significant changes in the actuarial methodology or reserving process related to its loss and loss adjustment expense reserves for the six months ended June 30, 2022.

At June 30, 2022 and December 31, 2021, loss and loss adjustment expense reserves were composed of the following:

	June 30, 2022	December 31, 2021
	($ in thousands)
Case reserves	$182,624	$190,220
IBNR	343,821	333,790
Total	$526,445	$524,010

A summary of changes in outstanding loss and loss adjustment expense reserves for all lines of business consolidated for the six months ended June 30, 2022 and 2021 is as follows:

Consolidated	2022	2021
	($ in thousands)
Gross balance at January 1	$524,010	$494,179
Less: Losses recoverable	(11,100)	(16,851)
Net balance at January 1	512,910	477,328
Incurred losses related to:
Current year	158,788	185,281
Prior years	(558)	(603)
Total incurred	158,230	184,678
Paid losses related to:
Current year	(27,896)	(47,262)
Prior years	(116,200)	(114,680)
Total paid	(144,096)	(161,942)
Foreign currency revaluation	(10,025)	246
Net balance at June 30	517,019	500,310
Add: Losses recoverable	9,426	14,332
Gross balance at June 30	$526,445	$514,642

For the six months ended June 30, 2022, the estimate of net losses incurred relating to prior accident years decreased by $0.6 million, primarily due to favorable development on mortgage contracts. This favorable development was partially offset by adverse development on motor and health business driven by the inflationary increase in claims costs and additional losses from the COVID-19 pandemic.

For the six months ended June 30, 2021, the estimate of net losses incurred relating to prior accident years decreased by $0.6 million due primarily to favorable development on certain catastrophe, mortgage, and health contracts. The decrease was partially offset by adverse loss development on certain casualty contracts written between 2014 and 2018.

The changes in the outstanding loss and loss adjustment expense reserves for health claims for the six months ended June 30, 2022 and 2021 are as follows:

Health	2022	2021
	($ in thousands)
Gross balance at January 1	$9,939	$17,485
Less: Losses recoverable	—	—
Net balance at January 1	9,939	17,485
Incurred losses related to:
Current year	5,293	22,895
Prior years	3,466	(1,667)
Total incurred	8,759	21,228
Paid losses related to:
Current year	(1,843)	(11,941)
Prior years	(9,653)	(12,188)
Total paid	(11,496)	(24,129)
Foreign currency revaluation	—	—
Net balance at June 30	7,202	14,584
Add: Losses recoverable	—	—
Gross balance at June 30	$7,202	$14,584

6. RETROCESSION

From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, reduce its net liability on individual risks, obtain additional underwriting capacity and balance its underwriting portfolio. The Company records loss and loss adjustment expenses recoverable from retrocessionaires as assets.

For the three and six months ended June 30, 2022, the Company’s earned ceded premiums were $2.7 million and $3.9 million, respectively (insignificant for the three and six months ended June 30, 2021). For the three and six months ended June 30, 2022, loss and loss adjustment expenses recovered and changes in losses recoverable were $0.7 million and nil, respectively. The recoveries recognized by the Company for the three and six months ended June 30, 2021, were $0.1 million and $0.1 million, respectively.

Retrocession contracts do not relieve the Company from its obligations to its cedents. Failure of retrocessionaires to honor their obligations could result in losses to the Company. At June 30, 2022, the Company’s loss reserves recoverable consisted of (i) $7.4 million (December 31, 2021: $8.4 million) recoverable from unrated retrocessionaires, of which $6.7 million (December 31, 2021: $8.2 million) were secured by cash, letters of credit and collateral held in trust accounts for the benefit of the Company and (ii) $2.1 million (December 31, 2021: $2.8 million) recoverable from retrocessionaires rated A- or above by A.M. Best.

The Company regularly evaluates its net credit exposure to assess the ability of the retrocessionaires to honor their respective obligations. At June 30, 2022, the Company had recorded an allowance for expected credit losses of $47 thousand (December 31, 2021: $47 thousand).

7. SENIOR CONVERTIBLE NOTES

On August 7, 2018, the Company issued $100.0 million of senior unsecured convertible notes (the “Notes”), which mature on August 1, 2023. The Notes bear interest at 4.0%, payable semi-annually on February 1 and August 1 of each year beginning February 1, 2019.

Note holders have the option, under certain conditions, to redeem the Notes prior to maturity. At June 30, 2022, the Company’s share price was lower than the conversion price of $17.19 per share.
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
The Company incurred issuance costs in connection with the issuance of the Notes. At June 30, 2022, the unamortized portion of these costs was $0.7 million (December 31, 2021: $1.0 million), which the Company expects to amortize through the maturity date.

The carrying value of the Notes at June 30, 2022, including accrued interest of $1.7 million, was $100.9 million (December 31, 2021: $98.1 million). At June 30, 2022, the Company estimated the fair value of the Notes to be $94.5 million (December 31, 2021: $97.5 million) (see Note 4 Financial Instruments).
For the three and six months ended June 30, 2022, the Company recognized interest expenses of $1.2 million and $2.3 million, respectively (three and six months ended June 30, 2021: $1.6 million and $3.1 million, respectively) in connection with the interest coupon and amortization of issuance costs.

The Company was in compliance with all covenants relating to the Notes at June 30, 2022, and December 31, 2021. At June 30, 2022, the Company had a remaining obligation for interest and principal payments of $2.0 million and $104.0 million during 2022 and 2023, respectively.

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

On October 29, 2020, the Company’s shareholders approved an amendment to the stock incentive plan to increase the number of Class A ordinary shares available for issuance by 3.0 million shares from 5.0 million to 8.0 million. At June 30, 2022, 2,119,189 (December 31, 2021: 3,128,276) Class A ordinary shares remained available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

The Board has adopted a share repurchase plan. The timing of such repurchases and the actual number of shares repurchased will depend on various factors, including price, market conditions, and applicable regulatory and corporate requirements. The Board of Directors has approved a share repurchase plan, which expires on June 30, 2023, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. The Company is not required to repurchase any of the Class A ordinary shares. The repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice.

The Company repurchased no Class A ordinary shares during the six months ended June 30, 2022. All Class A ordinary shares repurchased are canceled immediately upon repurchase.

The following table is a summary of ordinary shares issued and outstanding:

	Six months ended June 30		Six months ended June 30
	2022		2021
	Class A	Class B	Class A	Class B
Balance – beginning of period	27,589,731	6,254,715	28,260,075	6,254,715
Issue of ordinary shares, net of forfeitures	876,785	—	381,411	—
Repurchase of ordinary shares	—	—	(725,133)	—
Balance – end of period	28,466,516	6,254,715	27,916,353	6,254,715

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

For the six months ended June 30, 2022, the Company issued 849,872 (2021: 334,312) Class A ordinary shares to employees pursuant to the Company’s stock incentive plan. The Restricted Shares granted to employees in 2022 include (i) restricted shares with both performance and service-based vesting conditions (“Performance RSs”) and (ii) restricted shares with only service-based vesting conditions (“Service RSs”). The Service RSs vest evenly each year on January 1, subject to the grantee’s continued service with the Company. If performance goals are achieved, the Performance RSs will cliff vest at the end of a three-year performance period within a range of 25% and 100% of the awarded Performance RSs, with a target of 50%. During the vesting period, the holder of the Service RSs and Performance RSs retains voting rights but is entitled to any dividends declared by the Company only upon vesting.

Prior to fiscal year 2022, the restricted shares granted to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. During the vesting period, the holder of the restricted shares retained voting rights and was entitled to any dividends declared by the Company.

Prior to fiscal year 2021, the Company issued Class A ordinary shares to the Chief Executive Officer (“CEO”) pursuant to the Company’s stock incentive plan (“CEO RSs”). These shares contain performance and service conditions and certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of the CEO’s employment, and transferability. The CEO RSs cliff vest five years after the date of issuance, subject to the performance condition being met and the CEO’s continued service with the Company. At June 30, 2022, there were 193,149 non-vested CEO RSs with a weighted average grant date fair value of $10.10 per share. As the performance conditions associated with these restricted shares have not been met, the Company recognized no compensation cost relating to the unvested shares for the six months ended June 30, 2022, and 2021.

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

For the six months ended June 30, 2022, grantees forfeited 8,476 (2021: 20,592) restricted shares. For the six months ended June 30, 2022, the Company reversed $26 thousand of stock compensation expense (2021: $0.1 million) in relation to the forfeited restricted shares.

The Company recorded $1.4 million of share-based compensation expense, net of forfeiture reversals, relating to restricted shares for the six months ended June 30, 2022 (2021: $1.2 million). At June 30, 2022, there was $4.4 million (December 31, 2021: $2.7 million) of unrecognized compensation cost relating to non-vested restricted shares (excluding CEO RSs), which the Company expects to recognize over a weighted-average period of 1.8 years (December 31, 2021: 1.8 years). For the six months ended June 30, 2022, the total fair value of restricted shares vested was $2.0 million (2021: $1.6 million).

The following table summarizes the activity for unvested outstanding restricted share awards during the six months ended June 30, 2022:

	Performance Restricted Stock		Service Restricted Stock
	Number of non-vested restricted shares	Weighted average grant date fair value	Number of non-vested restricted shares	Weighted average grant date fair value
Balance at December 31, 2021	193,149	$10.10	753,407	$8.68
Granted	601,213	6.82	248,659	6.82
Vested	—	—	(169,213)	10.31
Forfeited	—	—	(8,476)	7.67
Balance at June 30, 2022	794,362	$7.62	824,377	$7.80

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

Prior to 2022, the RSUs issued to employees cliff vested three years after the date of issuance, subject to the grantee’s continued service with the Company. For the six months ended June 30, 2022, the Company issued 159,215 (2021: 58,123) RSUs to employees pursuant to the Company’s stock incentive plan. For the six months ended June 30, 2022, and 2021, no RSUs were forfeited.

The Company recorded $0.3 million of share-based compensation expense relating to RSUs for the six months ended June 30, 2022 (2021: $0.2 million). At June 30, 2022, the total compensation cost related to non-vested RSUs not yet recognized was $0.8 million (December 31, 2021: $0.5 million), which the Company expects to recognize over a weighted-average period of 1.8 years (December 31, 2021: 1.8 years).

Employee RSU activity during the six months ended June 30, 2022, was as follows:

	Performance Restricted Stock Units		Service Restricted Stock Units
	Number of non-vested RSUs	Weighted average grant date fair value	Number of non-vested RSUs	Weighted average grant date fair value
Balance at December 31, 2021	—	$—	154,134	$8.59
Granted	105,008	6.82	54,207	6.82
Vested	—	—	(35,389)	10.84
Balance at June 30, 2022	105,008	$6.82	172,952	$7.58

Employee and Director Stock Options

For the six months ended June 30, 2022, and 2021, no Class A ordinary share purchase options were granted or exercised by directors or employees and no stock options expired or vested. When the Company grants stock options, it reduces the corresponding number from the shares authorized for issuance as part of the Company’s stock incentive plan.

The Board of Directors does not currently anticipate that the Company will declare any dividends during the expected term of the options. The Company uses graded vesting for expensing employee stock options. The total compensation cost expensed relating to stock options for the six months ended June 30, 2022, was $0.1 million (2021: $0.2 million). At June 30, 2022, the total compensation cost related to non-vested options not yet recognized was $0.1 million (December 31, 2021: $0.3 million), which will be recognized over a weighted-average period of 1.0 year (December 31, 2021: 1.2 years) assuming the grantee completes the service period for vesting of the options.

Employee and director stock option activity during the six months ended June 30, 2022 was as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average grant date fair value	Intrinsic value ($ in millions)	Weighted average remaining contractual term
Balance at December 31, 2021	735,627	$22.35	$10.23	$—	4.7 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	—	—	—	—	—
Balance at June 30, 2022	735,627	$22.35	$10.23	$—	4.2 years

Stock Compensation Expense

For the six months ended June 30, 2022, and 2021, the combined stock compensation expenses (net of forfeitures) included in the caption “General and administrative expenses” in the Company’s condensed consolidated statements of operations were $2.1 million and $1.6 million, respectively.

10. TAXATION

At June 30, 2022, the Company recorded a gross deferred tax asset of $3.5 million (December 31, 2021: $3.2 million) and a deferred tax asset valuation allowance of $3.0 million (December 31, 2021: $2.7 million). The net deferred tax asset is included in the caption “Other assets” in the Company’s condensed consolidated balance sheets. The Company has determined that it is more likely than not to fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. The Company based this determination on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit.

The following table sets forth our current and deferred income tax benefit (expense) on a consolidated basis for the six months ended June 30, 2022 and 2021:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Current tax (expense) benefit	$(9)	$171	$(421)	$(3,563)
Tax recovered	—	—	428	—
Deferred tax (expense) benefit	(298)	(184)	258	—
Decrease (increase) in deferred tax valuation allowance	298	14	(258)	(170)
Income tax (expense) benefit	$(9)	$1	$7	$(3,733)

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

For a detailed breakdown of management fees and performance compensation for the three and six months ended June 30, 2022, and 2021, refer to Note 3 of the condensed consolidated financial statements.

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

Green Brick Partners, Inc.

David Einhorn also serves as the Chairman of the Board of Directors of Green Brick Partners, Inc. (“GRBK”), a publicly-traded company. At June 30, 2022, SILP, along with certain affiliates of DME Advisors, collectively owned 36% of the issued and outstanding common shares of GRBK. Under applicable securities laws, DME Advisors may sometimes be limited in its ability to trade GRBK shares held in SILP. At June 30, 2022, SILP held 2.7 million shares of GRBK.

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

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Trusts

At June 30, 2022, the Company had one letter of credit facility, which automatically renews each year unless terminated by either party in accordance with the applicable required notice period:

	Maximum Facility Limit	Termination Date	Notice period required for termination
	($ in thousands)
Citibank Europe plc	$275,000	August 20, 2023	120 days before the termination date

At June 30, 2022, an aggregate amount of $182.7 million (December 31, 2021: $136.8 million) in letters of credit was issued under the credit facility. At June 30, 2022, the Company had pledged total cash and cash equivalents with a fair value in the aggregate of $183.5 million (December 31, 2021: $137.6 million) as collateral against the letters of credit issued and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. The credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re will be prohibited from paying dividends to its parent company. The Company was in compliance with all the credit facility covenants at June 30, 2022 and December 31, 2021.

The Company has also established regulatory trust arrangements for certain cedents. At June 30, 2022, collateral of $486.1 million (December 31, 2021: $497.1 million) was provided to cedents in the form of regulatory trust accounts and included in the caption “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

Lease Obligations

The Company has determined that its lease agreements for office space qualify as operating lease arrangements. At the commencement date, the Company determined the lease term by assuming the exercise of those renewal options deemed to be reasonably certain. The exercise of lease renewal options is at the Company's sole discretion, and these options do not contain any material residual value guarantees or material restrictive covenants. The Company’s weighted-average remaining operating lease term is approximately 4.0 years at June 30, 2022.

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

At June 30, 2022, the right-of-use assets and lease liabilities relating to the operating leases were $2.2 million and $2.2 million, respectively. The operating expense for the three and six months ended June 30, 2022, was $0.2 million and $0.3 million, respectively (three and six months ended June 30, 2021: nil and $0.1 million, respectively).

At June 30, 2022, the commitment for operating lease liabilities for future annual periods was as follows:

Year ending December 31,	($ in thousands)
2022	$300
2023	616
2024	633
2025	649
2026	349
Thereafter	—
Total lease payments	2,547
Less Imputed Interest	(316)
Present value of lease liabilities	$2,231

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

13. SEGMENT REPORTING

The Company has one operating segment, Property & Casualty Reinsurance.

The following tables provide a breakdown of the Company’s gross premiums written by line and class of business, and by geographic area of risks insured for the periods indicated:

Gross Premiums Written by Line of Business

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property
Commercial	$5,360	4.0%	$4,154	2.9%	$9,346	3.3%	$6,302	2.0%
Motor(1)	(884)	(0.6)	8,725	6.2	562	0.2	18,434	5.9
Personal	18,653	13.8	3,629	2.6	31,756	11.3	6,687	2.1
Total Property	23,129	17.2	16,508	11.7	41,664	14.8	31,423	10.1

Casualty
General Liability	16,720	12.4	1,678	1.2	26,725	9.5	3,373	1.1
Motor Liability(1)	(1,613)	(1.2)	35,408	25.0	3,496	1.3	76,972	24.7
Professional Liability(1)	113	0.1	(3)	—	254	0.1	148	—
Workers' Compensation	8,368	6.2	15,971	11.3	18,288	6.5	38,120	12.2
Multi-line	52,216	38.7	49,580	35.0	105,310	37.5	97,695	31.4
Total Casualty	75,804	56.2	102,634	72.5	154,073	54.9	216,308	69.4

Other
Accident & Health	2,604	1.9	7,588	5.4	4,498	1.6	22,252	7.1
Financial	15,380	11.4	8,884	6.3	36,416	13.0	22,214	7.1
Marine	5,351	4.0	1,420	1.0	13,750	4.9	5,950	1.9
Other Specialty	12,512	9.3	4,545	3.2	30,265	10.8	13,367	4.3
Total Other	35,847	26.6	22,437	15.8	84,929	30.3	63,783	20.5
	$134,780	100.0%	$141,579	100.0%	$280,666	100.0%	$311,514	100.0%
(1) The negative balance represents the reversal of premiums due to premium adjustments, termination of contracts, or premium returned upon novation or commutation of contracts.
Gross Premiums Written by Geographic Area of Risks Insured

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
U.S. and Caribbean	$76,182	56.5%	$86,908	61.4%	$152,219	54.2%	$191,762	61.6%
Worldwide (1)	50,414	37.4	51,863	36.6	116,685	41.6	114,854	36.9
Europe	1,885	1.4	384	0.3	4,759	1.7	1,304	0.4
Asia	6,299	4.7	2,424	1.7	7,003	2.5	3,594	1.2
	$134,780	100.0%	$141,579	100.0%	$280,666	100.0%	$311,514	100.0%
(1) “Worldwide” is composed of contracts that reinsure risks in more than one geographic area and may include risks in the U.S.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “our company,”  or “the Company” refer to Greenlight Capital Re, Ltd. (“GLRE”) and its wholly-owned subsidiaries, Greenlight Reinsurance, Ltd, (“Greenlight Re”), Greenlight Reinsurance Ireland, Designated Activity Company (“GRIL”), Greenlight Re Marketing (UK) Limited (“Greenlight Re UK”), and Verdant Holding Company, Ltd. (“Verdant”), unless the context dictates otherwise. References to our “Ordinary Shares” refer collectively to our Class A Ordinary Shares and Class B Ordinary Shares.

The following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes, which appear in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

The following is a discussion and analysis of our results of operations for the six months ended June 30, 2022 and 2021 and financial condition at June 30, 2022 and December 31, 2021.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We have included a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in the section entitled “Part II. Item 1A. Risk Factors” included in our Form 10-Q for the three months ended March 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2022, and in the section entitled “Part I, Item 1A. Risk Factors” contained in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022. Such risks and uncertainties include, but are not limited to:

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

The Company’s subsidiaries hold an A.M. Best Financial Strength Rating of A- (Excellent) with a stable outlook.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements contain certain amounts that are inherently subjective and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Part II. Item 1A. Risk Factors” included in our Form 10-Q for the three months ended March 31, 2022, as filed with the SEC on May 3, 2022, and in “Part I. Item IA. — Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022, cause actual events or results to differ materially from our underlying assumptions or estimates. In that case, there could be a material adverse effect on our results of operations, financial condition, or liquidity. “Part II. Item 7. — Management’s Discussion and Analysis of Financial Condition and Results on Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2021, describes our critical accounting policies and estimates. The most significant estimates relate to premium revenues and risk transfer, loss and loss adjustment expense reserves, investment impairments, allowances for credit losses, and share-based compensation.

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

Outlook and Trends

In February 2022, the Russian army commenced military actions against Ukraine. The ongoing Russian-Ukrainian conflict has resulted in the U.S., United Kingdom, European Union, and other countries imposing financial and economic sanctions, which have caused disruption in the global economy and have increased economic and geopolitical uncertainty. Our underwriting results for the first half of 2022 include $13.6 million of losses attributed to the Russian-Ukrainian conflict. If this conflict is prolonged, we may incur additional losses in future periods.

During the first half of 2022 we saw improved rates in most of the classes of business we write, which enabled us to selectively expand our specialty book while taking advantage of improved rates. Our in-force portfolio reflects increased diversification across the classes of business we write and a lower concentration of risk to individual counterparties than at any other time in our history.

The widespread inflation we have seen is a significant concern to the industry, as it can add uncertainty to the cost of claims, particularly for classes of business with long payout tails. As a result, it creates pricing challenges for new business and valuation challenges in claims reserves. We are addressing these concerns in multiple ways:

•Our underwriting strategy focuses on relatively short-tailed business, which is inherently less exposed to high inflation than long-tailed lines. We estimate the payout duration of our existing reserves at approximately two years.
•We incorporate inflation assumptions in all our pricing, and reassess these assumptions frequently.
•We are minimizing our exposure to classes that are experiencing severe supply-chain-driven inflation.

The rising costs also bring a benefit with increased demand for coverage limits, which we believe will extend the currently favorable market conditions.

We expect that the rising interest rate environment will have a mixed impact on our financial results. While we have some exposure to interest rate risk from fixed income securities held by the Lloyd’s syndicates in which we participate, we expect that the higher interest rates will improve the yield on our restricted cash and cash equivalents.

We continue to be encouraged by our Innovations unit, whose central objective is to enhance our underwriting return and risk profile by establishing a range of strategic partnerships. Our Innovations-related premiums accounted for approximately 13% of our net premiums written in the first half of 2022. We see the potential for significant growth from Innovations-derived underwriting opportunities going forward.

In the second quarter of 2022, we launched our Lloyd’s approved insurtech-focused syndicate (“Syndicate 3456”). We have received a significant amount of interest from our current and prospective counterparties as we prepare for Syndicate 3456 to enable us to provide capacity to our growing portfolio of Innovations partners. The underwriting volume in Syndicate 3456 was immaterial in the second quarter, but we are pleased with the volumes that are committed for the third quarter and beyond.

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

We calculate basic book value per share as (a) ending shareholders' equity, divided by (b) aggregate of Class A and Class B Ordinary shares issued and outstanding, including all unvested service-based restricted shares, and the earned portion of performance-based restricted shares granted after December 31, 2021. We exclude shares potentially issuable in connection with convertible notes if the conversion price exceeds the share price.

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

The following table presents a reconciliation of the non-GAAP financial measures basic and fully diluted book value per share to the most comparable U.S. GAAP measure:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	($ in thousands, except per share and share amounts)
Numerator for basic and fully diluted book value per share:
Total equity (U.S. GAAP) (numerator for basic and fully diluted book value per share)	$484,293	$468,407	$475,663	$450,514	$466,826
Denominator for basic and fully diluted book value per share: (1)
Ordinary shares issued and outstanding as presented in the Company’s condensed consolidated balance sheets	34,721,231	34,721,231	33,844,446	33,844,446	34,171,068
Less: Unearned performance-based restricted shares granted after December 31, 2021	(560,927)	(581,593)	—	—	—
Denominator for basic book value per share	34,160,304	34,139,638	33,844,446	33,844,446	34,171,068
Add: In-the-money stock options, service-based RSUs granted, and earned performance-based RSUs granted	179,988	176,379	154,134	154,134	154,134
Denominator for fully diluted book value per share	34,340,292	34,316,017	33,998,580	33,998,580	34,325,202
Basic book value per share	$14.18	$13.72	$14.05	$13.31	$13.66
Increase (decrease) in basic book value per share ($)	$0.46	$(0.33)	$0.58	$(0.35)	$0.11
Increase (decrease) in basic book value per share (%)	3.4%	(2.3)%	4.3%	(2.6)%	0.8%

Fully diluted book value per share	$14.10	$13.65	$13.99	$13.25	$13.60
Increase (decrease) in fully diluted book value per share ($)	$0.45	$(0.34)	$0.57	$(0.35)	$0.11
Increase (decrease) in fully diluted book value per share (%)	3.3%	(2.4)%	4.2%	(2.6)%	0.8%

(1) For periods prior to January 1, 2022, all unvested restricted shares are included in the “basic” and “fully diluted” denominators. Restricted shares with performance-based vesting conditions granted after December 31, 2021, are included in the “basic” and “fully diluted” denominators to the extent that the Company has recognized the corresponding share-based compensation expense. At June 30, 2022, the aggregate number of unearned restricted shares with performance conditions not included in the “basic” and “fully diluted” denominators was 754,076 (March 31, 2022: 774,742, December 31, 2021: 193,149, September 30, 2021: 193,149, June 30, 2021: 193,149).

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

Net underwriting income (loss) is considered a non-GAAP financial measure because it excludes items used to calculate net income before taxes under U.S. GAAP. We calculate net underwriting income (loss) as net premiums earned, plus other income relating to reinsurance and deposit-accounted contracts, less deposit interest expense, less net loss and loss adjustment expenses, acquisition costs, and underwriting expenses. The measure excludes, on a recurring basis: (1) investment income (loss); (2) other income (expense) not related to underwriting, including foreign exchange gains or losses, Lloyd’s interest income or expense and adjustments to the allowance for expected credit losses; (3) corporate general and administrative expenses; and (4) interest expense. We exclude total investment income or loss, foreign exchange gains or losses, Lloyd’s interest income or expense and expected credit losses as we believe these items are influenced by market conditions and other factors not related to underwriting decisions. We exclude corporate and interest expenses because these costs are generally fixed and not incremental to or directly related to our underwriting operations. We believe all of these amounts are largely independent of our underwriting process, and including them could hinder the analysis of trends in our underwriting operations. Net underwriting income (loss) should not be viewed as a substitute for U.S. GAAP net income before income taxes.

The reconciliations of net underwriting income (loss) to income (loss) before income taxes (the most directly comparable U.S. GAAP financial measure) on a consolidated basis are shown below:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)
Income (loss) before income tax	$14,797	$627	$9,054	$10,860
Add (subtract):
Total investment (income) loss	(17,156)	(2,040)	(24,893)	(20,714)
Other non-underwriting (income) expense	5,957	31	6,590	734
Corporate expenses	4,578	4,382	8,589	8,586
Interest expense	1,166	1,562	2,320	3,106
Net underwriting income (loss)	$9,342	$4,562	$1,660	$2,572

Results of Operations

The table below summarizes our operating results for the three and six months ended June 30, 2022, and 2021:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands, except percentages)
Underwriting revenue
Gross premiums written	$134,780	$141,579	$280,666	$311,514
Gross premiums ceded	(7,163)	(1)	(13,172)	54
Net premiums written	127,617	141,578	267,494	311,568
Change in net unearned premium reserves	(17,398)	(9,099)	(31,350)	(43,693)
Net premiums earned	$110,219	$132,479	$236,144	$267,875
Underwriting related expenses
Net loss and loss adjustment expenses incurred
Current year	$63,706	$87,420	$158,788	$185,281
Prior year *	(2,883)	(463)	(558)	(603)
Net loss and loss adjustment expenses incurred	60,823	86,957	158,230	184,678
Acquisition costs	36,335	37,631	69,280	71,012
Underwriting expenses	3,528	3,357	6,749	6,694
Deposit accounting and other reinsurance expense (income)	191	(28)	225	2,919
Net underwriting income (loss)	$9,342	$4,562	$1,660	$2,572

Income (loss) from investment in related party investment fund	$11,876	$(2,006)	$15,953	$2,018
Net investment income (loss)	5,280	4,046	8,940	18,696
Total investment income (loss)	$17,156	$2,040	$24,893	$20,714
Net underwriting and investment income (loss)	$26,498	$6,602	$26,553	$23,286

Corporate expenses	$4,578	$4,382	$8,589	$8,586
Other (income) expense, net	5,957	31	6,590	734
Interest expense	1,166	1,562	2,320	3,106
Income tax expense (benefit)	9	(1)	(7)	3,733
Net income (loss)	$14,788	$628	$9,061	$7,127

Earnings (loss) per share
Basic	$0.44	$0.02	$0.27	$0.21
Diluted	$0.37	$0.02	$0.23	$0.21

Underwriting ratios
Loss ratio - current year	57.8%	66.0%	67.2%	69.2%
Loss ratio - prior year	(2.6)%	(0.4)%	(0.2)%	(0.3)%
Loss ratio	55.2%	65.6%	67.0%	68.9%
Acquisition cost ratio	33.0%	28.4%	29.3%	26.5%
Composite ratio	88.2%	94.0%	96.3%	95.4%
Underwriting expense ratio	3.4%	2.5%	3.0%	3.6%
Combined ratio	91.6%	96.5%	99.3%	99.0%

* The net financial impacts associated with changes in the estimate of losses incurred in prior years, which incorporate earned reinstatement premiums assumed and ceded, and adjustments to assumed and ceded acquisition costs, were a loss of $3.5 million and $3.6 million for the three months ended June 30, 2022, and 2021, respectively, and a loss of $6.1 million and $3.4 million for the six months ended June 30, 2022, and 2021, respectively.

Three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the fully diluted book value per share increased by $0.45 per share, or 3.3%, to $14.10 per share from $13.65 per share at March 31, 2022. For the three months ended June 30, 2022, the basic book value per share increased by $0.46 per share, or 3.4%, to $14.18 per share from $13.72 per share at March 31, 2022.

For the three months ended June 30, 2022, our net income was $14.8 million, compared to net income of $0.6 million reported for the equivalent 2021 period.

The developments that most significantly affected our financial performance during the three months ended June 30, 2022, compared to the equivalent 2021 period, are summarized below:

•Underwriting: The underwriting income for the three months ended June 30, 2022, was $9.3 million. By comparison, the equivalent period in 2021 reported an underwriting income of $4.6 million. The improved underwriting result was driven primarily by a change in the business mix. As we have been reducing our exposure to low-margin motor and workers’ compensation business, the higher-margin lines of business have elevated the underwriting income.

Our combined ratio was 91.6% for the three months ended June 30, 2022, compared to 96.5% during the equivalent 2021 period. The casualty (including multi-line) business was the largest contributor to the improvement in our combined ratio.

•Investments: Our total investment income for the three months ended June 30, 2022, was $17.2 million, compared to total investment income of $2.0 million reported for the same period in 2021. Our investment in SILP reported a gain of $11.9 million during the three months ended June 30, 2022, compared to a loss of $2.0 million during the equivalent period in 2021. Other investment income totaled $5.3 million and $4.0 million during the three months ended June 30, 2022, and 2021, respectively, driven primarily by gains in our Innovations portfolio.
•Other income (expense): For the three months ended June 30, 2022, we incurred $6.0 million of other non-underwriting expenses, primarily as a result of foreign exchange losses. The weakening of the pound sterling against the U.S. dollar drove the foreign exchange loss. In addition, the other income (expense) included our share of Lloyd’s syndicates’ investment losses on the Funds at Lloyd’s business, which is generally conducted on a funds withheld basis. The syndicates invest a portion of these funds in fixed-maturity securities and investment funds, which were negatively impacted by rising interest rates and market volatility. We record our share of these mark-to-market adjustments when the syndicates report these to us, generally one quarter in arrears.

Six months ended June 30, 2022, and 2021

For the six months ended June 30, 2022, fully diluted book value per share increased by $0.11, or 0.8%, to $14.10 per share from $13.99 per share at December 31, 2021. For the six months ended June 30, 2022, basic book value per share increased by $0.13, or 0.9%, to $14.18 per share from $14.05 per share at December 31, 2021. The increase in fully diluted book value per share during the six months ended June 30, 2022, was net of $0.07, or 0.5%, adverse impact relating to the adoption of ASU 2020-06 (see Note 2 of the accompanying condensed consolidated financial statements for recently issued accounting standards adopted).

For the six months ended June 30, 2022, our net income was $9.1 million, compared to a net income of $7.1 million reported for the equivalent 2021 period.

The developments that most significantly affected our financial performance during the six months ended June 30, 2022, compared to the equivalent 2021 period, are summarized below:

•Underwriting: The underwriting income for the six months ended June 30, 2022, was $1.7 million, driven primarily by $13.6 million of losses related to the Russian-Ukrainian conflict and $2.8 million of losses related to Tennessee wildfires. By comparison, the underwriting income for the equivalent period in 2021 was $2.6 million, driven by losses from the winter storm Uri and deposit-accounted contracts.

Our combined ratio was 99.3% for the six months ended June 30, 2022, compared to 99.0% for the same period in 2021. The Russian-Ukrainian conflict contributed 5.8 percentage points to the combined ratio for the six months ended June 30, 2022.

•Investments: Our total investment income for the six months ended June 30, 2022, was $24.9 million compared to a total investment income of $20.7 million incurred during the equivalent 2021 period. For the six months ended June 30, 2022, our investment in SILP reported a gain of $16.0 million, while our Innovations-related investments reported an unrealized gain of $9.2 million. The investment income during the equivalent 2021 period reflected a $14.2 million gain realized on the sale of our investment in AccuRisk.

•Other income (expense): For the six months ended June 30, 2022, other expense of $6.6 million was driven primarily by the mark-to-market adjustments and foreign exchange losses for the reasons explained above for the three months ended June 30, 2022.

Underwriting results

We analyze our business based on three categories: “property,” “casualty,” and “other.”

Gross Premiums Written

Details of gross premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$23,129	17.2%	$16,508	11.7%	$41,664	14.8%	$31,423	10.1%
Casualty	75,804	56.2	102,634	72.5	154,073	54.9	216,308	69.4
Other	35,847	26.6	22,437	15.8	84,929	30.3	63,783	20.5
Total	$134,780	100.0%	$141,579	100.0%	$280,666	100.0%	$311,514	100.0%

As a result of our underwriting philosophy, the total premiums we write and the mix of premiums between property, casualty, and other business, may vary significantly from period to period depending on the market opportunities we identify.

For the three months ended June 30, 2022, our gross premiums written decreased by $6.8 million, or 4.8%, compared to the equivalent 2021 period. The primary drivers for this change are the following:

Gross Premiums Written
Three months ended June 30, 2022
Increase (decrease) ($ in millions)	% change	Explanation
Property	$6.6	40.1%	The increase in property gross premiums written during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to personal lines business, driven by the growth of one of our Innovations partners.

The increase was partially offset by our motor contracts on which we previously elected to reduce or not renew our participation.

Casualty	$(26.8)	(26.1)%	The decrease in casualty gross premiums written during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to non-renewed motor contracts as described above. In addition, workers’ compensation premiums decreased as we elected not to renew certain contracts during 2021.

The decrease in casualty gross premiums written was partially offset by an increase in general liability premiums driven primarily by new contracts bound during 2022.

Other	$13.4	59.8%	The increase in “other” gross premiums written during the three months ended June 30, 2022 over the comparable 2021 period was related primarily to marine, energy, and financial lines. New business drove most of the increase in marine and energy premiums. The growth in financial lines was driven primarily by an increase in underlying transactional liability business.

The increase was partially offset by a decrease in premiums, due primarily to changing certain exposures from a proportional basis to excess of loss.

For the six months ended June 30, 2022, our gross premiums written decreased by $30.8 million, or 9.9%, compared to the equivalent 2021 period. The primary drivers of this change are the following:

Gross Premiums Written
Six months ended June 30, 2022
	Increase (decrease) ($ in millions)	% change	Explanation
Property	$10.2	32.6%	The increase in property gross premiums written during the six months ended June 30, 2022, over the comparable 2021 period was due primarily to personal lines business as discussed above. In addition, the commercial lines gross premiums written also increased, driven by new contracts bound during 2022.

The increase was partially offset by our motor contracts on which we had previously elected to reduce or not renew our participation.

Casualty	$(62.2)	(28.8)%	The decrease in casualty premiums written during the six months ended June 30, 2022 over the comparable 2021 period was due primarily to motor and workers’ compensation contracts on which we elected to reduce or not renew our participation.

The decrease in casualty premiums was partially offset by growth in general liability and multi-line premiums, driven by new and renewed contracts, including Lloyd’s syndicates and Innovations-related business.

Other	$21.1	33.2%
The increase in “other” premiums written during the six months ended June 30, 2022, over the comparable 2021 period was due primarily to:

•financial lines, including transactional liability business;
•new marine and energy contracts bound during 2022; and
•new contracts bound during 2022 relating to other specialty classes.

The increase was partially offset by a decrease in premiums, due primarily to changing certain exposures from a proportional basis to excess of loss.

Premiums Ceded

For the three and six months ended June 30, 2022, premiums ceded were $(7.2) million and $(13.2) million, respectively, compared to insignificant premiums ceded for the three and six months ended June 30, 2021. In 2022, we entered into new retrocession agreements to reduce our exposure to marine, energy, and property losses.

Net Premiums Written

Details of net premiums written are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$16,891	13.2%	$16,506	11.7%	$33,326	12.5%	$31,462	10.1%
Casualty	75,803	59.4	102,634	72.5	154,072	57.6	216,339	69.4
Other	34,923	27.4	22,438	15.8	80,096	29.9	63,767	20.5
Total	$127,617	100.0%	$141,578	100.0%	$267,494	100.0%	$311,568	100.0%

For the three and six months ended June 30, 2022, net premiums written decreased by $14.0 million, or 9.9%, and by $44.1 million, or 14.1%, respectively, compared to the three and six months ended June 30, 2021. The movement in net premiums written resulted from the changes in gross premiums written and ceded during the periods.

Net Premiums Earned

Details of net premiums earned are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$12,166	11.0%	$14,761	11.1%	$26,656	11.3%	$28,916	10.8%
Casualty	67,546	61.3	85,690	64.7	148,774	63.0	172,781	64.5
Other	30,507	27.7	32,028	24.2	60,714	25.7	66,178	24.7
Total	$110,219	100.0%	$132,479	100.0%	$236,144	100.0%	$267,875	100.0%

Net premiums earned are primarily a function of the amount and timing of net premiums written during the current and prior periods.

Loss and Loss Adjustment Expenses Incurred, Net

Details of net losses incurred are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$5,789	9.5%	$7,261	8.4%	$15,502	9.8%	$18,646	10.1%
Casualty	43,621	71.7	65,333	75.1	98,994	62.6	129,485	70.1
Other	11,413	18.8	14,363	16.5	43,734	27.6	36,547	19.8
Total	$60,823	100.0%	$86,957	100.0%	$158,230	100.0%	$184,678	100.0%

The below table summarizes the loss ratios for the six months ended June 30, 2022, and 2021:

	Three months ended June 30			Six months ended June 30
	2022	2021	Increase / (decrease) in loss ratio points	2022	2021	Increase / (decrease) in loss ratio points
Property	47.6%	49.2%	(1.6)	58.2%	64.5%	(6.3)
Casualty	64.6	76.2	(11.6)	66.5	74.9	(8.4)
Other	37.4	44.8	(7.4)	72.0	55.2	16.8
Total	55.2%	65.6%	(10.4)	67.0%	68.9%	(1.9)

The changes in net losses incurred for the three months ended June 30, 2022, as compared to the equivalent 2021 period, were attributable to the following:

Net Losses Incurred
Three months ended June 30, 2022
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(1.5)	(1.6)
The decrease in property losses incurred during the three months ended June 30, 2022, compared to the same period in 2021, was due primarily to a reduction in motor business related to contracts on which we elected to reduce or non-renew our participation. Higher personal lines losses partially offset the decrease.

The property loss ratio decreased 1.6 percentage points during the three months ended June 30, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

Casualty	$(21.7)	(11.6)
The decrease in losses incurred during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to reductions in motor and workers’ compensation exposures. The decrease was partially offset by increased attritional losses on new and renewed general liability and multi-line contracts.

The casualty loss ratio decreased 11.6 percentage points during the three months ended June 30, 2022, over the equivalent 2021 period, due primarily to changes in our business mix. We significantly reduced our motor and workers’ compensation exposures and increased our general liability and multi-line business, which generally incorporates lower loss ratios. Adverse loss development on certain motor and workers’ compensation contracts partially offset the loss ratio decreases.

Other	$(3.0)	(7.4)
The decrease in “other” losses incurred during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to:

•health contracts on which we previously elected to reduce or not renew our participation;
•the release of loss reserves on certain mortgage contracts; and
•crop losses incurred in the prior period.

 The decrease was partially offset by increased losses on:
•new and renewed marine and energy contracts; and
•our growing book of transactional liability business.

The “other” loss ratio decreased 7.4 percentage points during the three months ended June 30, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

The changes in net losses incurred and loss ratios during the six months ended June 30, 2022, were attributable to the following:

Net Losses Incurred
Six months ended June 30, 2022
	Increase (decrease) ($ in millions)	Increase / (decrease) in loss ratio points	Explanation
Property	$(3.1)	(6.3)
The decrease in property losses incurred during the six months ended June 30, 2022, compared to the same period in 2021, was due primarily to a reduction in motor business related to contracts on which we elected to reduce or non-renew our participation. The decrease was partially offset by losses from a growing personal lines book and Tennessee wildfires that occurred during the first quarter of 2022.

The property loss ratio decreased 6.3 percentage points during the six months ended June 30, 2022 over the equivalent 2021 period. This decrease was due primarily to the reduction in our motor business. Higher personal lines losses partially offset the decrease.

Casualty	$(30.5)	(8.4)
The decrease in casualty losses incurred during the six months ended June 30, 2022, compared to the same period in 2021, was due primarily to a reduction in motor and worker’s compensation business related to contracts on which we elected to reduce or non-renew our participation. In addition, the prior period included losses from winter storm Uri.

The decrease was partially offset by higher incurred losses relating to general liability and multi-line business, reflecting the growth in our Lloyd’s syndicate business.

The casualty loss ratio decreased 8.4 percentage points during the six months ended June 30, 2022 over the equivalent 2021 period, due primarily to changes in our business mix. We significantly reduced our motor and workers’ compensation exposures and increased our general liability and multi-line business, which generally incorporates lower loss ratios. Adverse loss development on certain motor and workers’ compensation contracts partially offset the loss ratio decreases.

Other	$7.2	16.8
The increase in “other” losses incurred during the six months ended June 30, 2022, compared to the same period in 2021, was due primarily to losses relating to the Russian-Ukrainian conflict. Our growing book of transactional liability and marine and energy business also contributed to the increase.

The increase was partially offset by:
•lower losses incurred on health contracts on which we elected to reduce or not renew our participation;
•the release of loss reserves on certain mortgage contracts; and
•crop losses incurred in the equivalent 2021 period.

The “other” loss ratio increased 16.8 percentage points during the six months ended June 30, 2022, over the equivalent 2021 period, due primarily to the reasons described above.

Russian-Ukrainian Conflict

Our loss and loss adjustment expenses from the Russian-Ukrainian conflict relate primarily to marine, energy, political violence, and terrorism (“MEPVT”) policies and whole account contracts, all of which are included in our Specialty book of business. We have purchased excess of loss reinsurance to reduce our net exposure relating to MEPVT exposures. As of June 30, 2022, we have not recorded any reinsurance recoveries, as the estimated losses had not impacted the excess layers. However, we may generate recoveries under the retroceded contracts if we recognize significant further MEPVT losses from the Russian-Ukrainian conflict.

See Note 5 of the accompanying condensed consolidated financial statements for additional discussion of our reserving techniques and prior period development of net claims and claim expenses.

Acquisition Costs, Net

Details of acquisition costs are provided in the following table:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	($ in thousands)				($ in thousands)
Property	$3,036	8.4%	$3,282	8.7%	$6,384	9.2%	$6,082	8.6%
Casualty	19,072	52.5	22,766	60.5	40,318	58.2	44,557	62.7
Other	14,227	39.2	11,583	30.8	22,578	32.6	20,373	28.7
Total	$36,335	100.0%	$37,631	100.0%	$69,280	100.0%	$71,012	100.0%

The acquisition cost ratios for the six months ended June 30, 2022 and 2021, were as follows:

	Three months ended June 30			Six months ended June 30
	2022	2021	Increase / (decrease)	2022	2021	Increase / (decrease)
Property	25.0%	22.2%	2.8%	23.9%	21.0%	2.9%
Casualty	28.2	26.6	1.6	27.1	25.8	1.3
Other	46.6	36.2	10.4	37.2	30.8	6.4
Total	33.0%	28.4%	4.6%	29.3%	26.5%	2.8%

The changes in the acquisition cost ratios for the three months ended June 30, 2022, compared to the equivalent period in 2021, were attributable to the following:

Change in Acquisition Cost Ratios
Three months ended June 30, 2022
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	2.8	The increase in property acquisition cost ratio during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to higher ceding commissions on the personal property quota share contracts relative to motor business that decreased during the current period.

Casualty	1.6
The increase in casualty acquisition cost ratio during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to changes in the mix of business we write. Our motor and workers’ compensation business, which decreased in 2022, generally incorporate lower ceding commission ratios than our general liability and multi-line business, which grew compared to the equivalent 2021 period.

Other	10.4
The increase in the “other” acquisition cost ratio during the three months ended June 30, 2022, over the comparable 2021 period was due primarily to:

•increased profit commissions on mortgage contracts driven by favorable loss development;
•growth in transactional liability business, which carries higher ceding commission ratios than other specialty business; and
•new specialty quota share contracts bound in 2022, which incorporate relatively high acquisition costs.

The changes in the acquisition cost ratios during the six months ended June 30, 2022, compared to the equivalent period in 2021, were attributable to the following:

Change in Acquisition Cost Ratios
Six months ended June 30, 2022
	Increase / (decrease) in acquisition cost ratio points	Explanation
Property	2.9	The year-to-date increase was driven by the same trends as those discussed above in reference to the second quarter.
Casualty	1.3	The year-to-date increase was driven by the same trends as those discussed above in reference to the second quarter.
Other	6.4
The year-to-date increase was driven by the same trends as those discussed above in reference to the second quarter. A decrease in health business, which generally carries lower ceding commissions relative to other specialty business, was an additional driver of the increase in the acquisition cost ratio.

Ratio Analysis

The following table provides our underwriting ratios by line of business:

	Three months ended June 30				Three months ended June 30
	2022				2021
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	47.6%	64.6%	37.4%	55.2%	49.2%	76.2%	44.8%	65.6%
Acquisition cost ratio	25.0	28.2	46.6	33.0	22.2	26.6	36.2	28.4
Composite ratio	72.6%	92.8%	84.0%	88.2%	71.4%	102.8%	81.0%	94.0%
Underwriting expense ratio				3.4				2.5
Combined ratio				91.6%				96.5%

	Six months ended June 30				Six months ended June 30
	2022				2021
	Property	Casualty	Other	Total	Property	Casualty	Other	Total

Loss ratio	58.2%	66.5%	72.0%	67.0%	64.5%	74.9%	55.2%	68.9%
Acquisition cost ratio	23.9	27.1	37.2	29.3	21.0	25.8	30.8	26.5
Composite ratio	82.1%	93.6%	109.2%	96.3%	85.5%	100.7%	86.0%	95.4%
Underwriting expense ratio				3.0				3.6
Combined ratio				99.3%				99.0%

The increase in underwriting expense ratio for the three months ended June 30, 2022, compared to the same period in 2021, was due partially to lower net earned premiums and partially to higher underwriting expenses driven by stock-based compensation expenses.

The underwriting expense ratio for the six months ended June 30, 2021, included 1.1 percentage points relating to interest expense on deposit-accounted contracts based on revised expectations of ultimate cash flows. There was no similar impact on the underwriting expense ratio for the six months ended June 30, 2022. Excluding the deposit-accounted contracts, the underwriting expense ratio for the six months ended June 30, 2022, was higher due to lower net earned premiums.

General and Administrative Expenses

Details of general and administrative expenses are provided in the following table:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Underwriting expenses	$3,528	$3,357	$6,749	$6,694
Corporate expenses	4,578	4,382	8,589	8,586
General and administrative expenses	$8,106	$7,739	$15,338	$15,280
For the three months ended June 30, 2022, general and administrative expenses increased by $0.4 million, or 4.7%, compared to the equivalent 2021 period. The increase was due primarily to higher expenses relating to (i) stock-based compensation and (ii) legal and other professional fees compared to the same period in 2021. The increase was partially offset by lower D&O insurance expenses and reductions in other personnel costs.

For the six months ended June 30, 2022, general and administrative expenses increased by $0.1 million, or 0.4%, compared to the equivalent 2021 period. The increase was due primarily to higher expenses relating to (i) stock-based compensation, and (ii) legal and other professional fees. The increase was partially offset by lower D&O insurance expenses and personnel costs.

For the six months ended June 30, 2022, and 2021, general and administrative expenses included $2.1 million and $1.6 million, respectively, of costs related to stock compensation granted to employees and directors.

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

A summary of our total investment income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	($ in thousands)
Realized gains (losses)	$—	$—	$—	$14,210
Change in unrealized gains and losses	5,284	3,995	9,183	5,223
Investment-related foreign exchange gains (losses)	(372)	20	(410)	1
Interest and dividend income, net of withholding taxes	986	33	1,008	146
Interest, dividend, and other expenses	(618)	(2)	(841)	(884)
Net investment-related income (loss)	$5,280	$4,046	$8,940	$18,696
Income (loss) from investments in related party investment fund	$11,876	$(2,006)	$15,953	$2,018
Total investment income (loss)	$17,156	$2,040	$24,893	$20,714

The caption “Income (loss) from investment in related party investment fund” in the above table is net of management fees paid by SILP to DME Advisors and performance compensation, if any, allocated from the Company’s investment in SILP to DME II. No performance compensation is allocated in periods of loss reported by SILP. For detailed breakdowns of management fees and performance compensation for the three and six months ended June 30, 2022 and 2021, please refer to Note 3 of the condensed consolidated financial statements.

For the three months ended June 30, 2022, the Investment Portfolio managed by DME Advisors reported a gain of 4.9%, compared to a loss of 0.9% for the three months ended June 30, 2021. SILP’s long portfolio lost 10.0%, while the short portfolio and macro positions gained 15.3% and 0.7%, respectively, during the three months ended June 30, 2022. For the three months ended June 30, 2022, the significant contributors to SILP’s investment return were short positions in the S&P 500 index and a consumer cyclical company and a macro position on a high-yield bond index. The largest detractors were long positions in Brighthouse Financial and The ODP Corp, and a macro position in gold.

For the six months ended June 30, 2022, the Investment Portfolio managed by DME Advisors reported a gain of 6.7%, compared to a gain of 0.5% for the six months ended June 30, 2021. The long portfolio lost 15.8%, while the short portfolio and macro positions gained 20.2% and 4.1%, respectively, during the six months ended June 30, 2022. For the six months ended June 30, 2022, the most significant contributors to SILP’s investment return were short positions in the S&P 500 index and a basket of overvalued stocks and a macro position on a high-yield bond index For the six months ended June 30, 2022, the most significant detractors were long positions in Brighthouse Financial, Green Brick Partners, and Atlas Air Worldwide.

During the three and six months ended June 30, 2022, some of our Innovations-related investees completed new financing rounds contributing to a net unrealized gain of $5.3 million and $9.2 million, respectively. The unrealized gains are net of a $2.2 million valuation allowance recorded during the three and six months ended June 30, 2022 on certain Innovations-related investments.

For the three months ended June 30, 2022, and 2021, the gross investment return (loss) on our investments managed by DME Advisors (excluding investment advisor performance allocation) was composed of the following:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Long portfolio gains (losses)	(10.0)%	4.2%	(15.8)%	16.0%
Short portfolio gains (losses)	15.3	(2.3)	20.2	(9.1)
Macro gains (losses)	0.7	(2.4)	4.1	(5.3)
Other income and expenses [1]	(0.5)	(0.5)	(1.1)	(1.0)
Gross investment return	5.5%	(1.0)%	7.4%	0.6%
Net investment return [1]	4.9%	(0.9)%	6.7%	0.5%

1 “Other income and expenses” excludes performance compensation but includes management fees. “Net investment return” incorporates both of these amounts.

Effective January 1, 2021, the Investment Portfolio is calculated based on 50% of GLRE Surplus, or the Company’s shareholders’ equity, as reported in the Company’s then most recent quarterly U.S. GAAP financial statements, adjusted monthly for our share of the net profits and net losses reported by SILP during any intervening period. Prior to January 1, 2021, the Investment Portfolio was calculated based on several factors, including our share of SILP’s net asset value and our posted collateral and net reserves.

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

At June 30, 2022, we have included a gross deferred tax asset of $3.5 million (December 31, 2021: $3.2 million) in the caption “Other assets” in the Company’s condensed consolidated balance sheets. At June 30, 2022, a valuation allowance of $3.0 million (December 31, 2021: $2.7 million) partially offset this gross deferred tax asset. We have concluded that it is more likely than not that the Company will fully realize the recorded deferred tax asset (net of the valuation allowance) in the future. We have based this conclusion on the expected timing of the reversal of the temporary differences and the likelihood of generating sufficient taxable income to realize the future tax benefit. We have not taken any other tax positions that we believe are subject to uncertainty or reasonably likely to have a material impact on the Company.

Financial Condition

Total investments

The total investments reported in the condensed consolidated balance sheets at June 30, 2022, was $255.1 million, compared to $231.0 million at December 31, 2021,an increase of $24.1 million, or 10.4%. The increase was primarily related to gains on SILP and Innovations-related investments and purchase of certificates of deposit. The increase was partially offset by net redemptions from SILP.

At June 30, 2022, 91.4% of SILP’s portfolio was valued based on quoted prices in actively traded markets (Level 1), 5.3% was composed of instruments valued based on observable inputs other than quoted prices (Level 2), and 0.4% was composed of instruments valued based on non-observable inputs (Level 3). At June 30, 2022, 2.9% of SILP’s portfolio consisted of private equity funds valued using the funds’ net asset values as a practical expedient. At June 30, 2022, 88% of our

Innovations-related portfolio was carried at fair value on a nonrecurring basis, measured as of the investees’ most recent completed financing round, and 12% was carried at original cost.

Other than our investment in SILP (see Notes 3 of the accompanying condensed consolidated financial statements), we have not participated in transactions that created relationships with unconsolidated entities or financial partnerships, including VIEs, established to facilitate off-balance sheet arrangements.

Cash and cash equivalents; Restricted cash and cash equivalents

The unrestricted cash and cash equivalents decreased by $48.3 million, or 63.3%, from $76.3 million at December 31, 2021, to $28.0 million at June 30, 2022, primarily due to collateral posted to our ceding insurers, and partially due to purchase of certificates of deposit.

We use our restricted cash and cash equivalents for funding trusts and letters of credit issued to our ceding insurers. Our restricted cash increased by $34.8 million, or 5.5%, from $634.8 million at December 31, 2021, to $669.6 million at June 30, 2022, primarily due to collateral required by our ceding insurers. The increase in collateral was partially funded from withdrawals from SILP and partially from unrestricted cash and cash equivalents.

Reinsurance balances receivable

During the six months ended June 30, 2022, reinsurance balances receivable increased by $40.9 million, or 10.1%, to $446.3 million from $405.4 million at December 31, 2021. This increase was related primarily to increases in (i) premiums receivable on new contracts bound during the first half of 2022 and (ii) premium withheld by Lloyd’s syndicates on contracts in which we participate.

Loss and Loss Adjustment Expense Reserves; Loss and Loss Adjustment Expenses Recoverable

Reserves for loss and loss adjustment expenses were composed of the following:

	June 30, 2022			December 31, 2021
	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
	($ in thousands)
Property	$21,286	$42,533	$63,819	$21,357	$49,486	$70,843
Casualty	146,786	211,195	357,981	151,734	219,949	371,683
Other	14,552	90,093	104,645	17,129	64,355	81,484
Total	$182,624	$343,821	$526,445	$190,220	$333,790	$524,010

During the six months ended June 30, 2022, the total gross loss and loss adjustment expense reserves increased by $2.4 million, or 0.5%, to $526.4 million from $524.0 million at December 31, 2021. See Note 5 of the accompanying condensed consolidated financial statements for a summary of changes in outstanding loss and loss adjustment expense reserves and a description of prior period loss developments.

During the six months ended June 30, 2022, the total loss and loss adjustment expenses recoverable decreased by $1.7 million, or 15.1%, to $9.4 million from $11.1 million at December 31, 2021. See Note 6 of the accompanying condensed consolidated financial statements for a description of the credit risk associated with our retrocessionaires.

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

At July 1, 2022, our estimated largest PML (net of retrocession and reinstatement premiums) at a 1-in-250 year return period for a single event and in aggregate was $87.6 million and $95.9 million, respectively, both relating to the peril of North Atlantic Hurricane.

The below table contains the expected modeled loss for each of our peak peril regions and sub-regions, for both a single event loss and aggregate loss measures at the 1-in-250 year return period.

	July 1, 2022
	Net 1-in-250 Year Return Period
Peril	Single Event Loss	Aggregate Loss
	($ in thousands)
North Atlantic Hurricane	$87,558	$95,876
Southeast Hurricane	66,237	71,541
Gulf of Mexico Hurricane	59,936	64,145
Northeast Hurricane	60,540	61,924
North America Earthquake	60,733	65,126
California Earthquake	54,407	57,088
Other N.A. Earthquake	34,533	36,329
Japan Earthquake	38,158	41,048
Japan Windstorm	38,014	41,429
Europe Windstorm	30,041	36,550

Total shareholders’ equity

Total equity reported on the condensed consolidated balance sheet increased by $8.6 million to $484.3 million at June 30, 2022, compared to $475.7 million at December 31, 2021. The increase in shareholders’ equity during the six months ended June 30, 2022, was primarily due to the net income of $9.1 million reported for the period, partially offset by the adoption of ASU 2020-06 (see Note 2 of the accompanying condensed consolidated financial statements). For details of other movements in shareholders’ equity, please see the “Condensed Consolidated Statements of Shareholders’ Equity.”

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

At June 30, 2022, Greenlight Re and GRIL were each rated “A- (Excellent)” with a stable outlook by A.M. Best. The ratings reflect A.M. Best’s opinion of our reinsurance subsidiaries’ financial strength, operating performance, and ability to meet obligations. They are not evaluations directed toward the protection of investors or a recommendation to buy, sell or hold our Class A ordinary shares.

Sources and Uses of Funds

Our sources of funds consist primarily of premium receipts (net of brokerage and ceding commissions), investment income, and other income. We use cash from our operations to pay losses and loss adjustment expenses, profit commissions, interest, and general and administrative expenses. At June 30, 2022, all of our investable assets, excluding strategic and Innovations investments and funds required for business operations and capital risk management, are invested by DME Advisors in SILP, subject to our investment guidelines. We can redeem funds from SILP at any time for operational purposes by providing three days’ notice to the general partner. At June 30, 2022, the majority of SILP’s long investments were composed of cash and cash equivalents and publicly traded equity securities, which can be readily liquidated to meet our redemption requests. We record all investment income (loss), including any changes in the net asset value of SILP, and any unrealized gains and losses, in our condensed consolidated statements of operations for each reporting period.

For the six months ended June 30, 2022 and 2021, the net cash used in operating activities was $14.0 million and $19.8 million, respectively. The net cash used in operating activities was used primarily for our underwriting activities and for payment of corporate and general administrative expenses for the six months ended June 30, 2022 and 2021. Generally, if the premiums collected exceed claim payments within a given period, we generate cash from our underwriting activities. Our underwriting activities represented a net use of cash for the six months ended June 30, 2022 and 2021, as the losses we paid exceeded the premiums we collected. On our Lloyd’s syndicate contracts we do not receive any premiums until the year of account is settled, net of losses, at the end of three years. Our Lloyd’s syndicate business has been growing in recent years, contributing to the net use of cash for underwriting activities. The cash used in, and generated from, underwriting activities may vary significantly from period to period depending on the mix of business, the nature of underwriting opportunities available and volume of claims submitted to us by our cedents.

For the six months ended June 30, 2022, our investing activities provided $10.3 million of cash from redemptions from SILP (net of contributions) and used $9.7 million for new Innovations and other investments. By comparison, for the same period in 2021 our investing activities provided cash of $17.2 million.

For the six months ended June 30, 2022, there were no financing activities compared to the same period in 2021 where we used $6.7 million to repurchase our Class A ordinary shares.

At June 30, 2022, we believe we have sufficient liquidity to meet our foreseeable financial requirements. We do not expect that the recent global events, including the Russian-Ukrainian conflict and the COVID-19 pandemic, will materially impact our operational liquidity needs, which will be met by cash, funds generated from underwriting activities, and investment income, including withdrawals from SILP if necessary. At June 30, 2022, we expect to fund our operations for the next twelve months from operating and investing cash flow. However, we may explore various financing options, including debt refinancing and other capital raising alternatives, to fund our business strategy, improve our capital structure, increase surplus, pay claims or make acquisitions. We can provide no assurances regarding the terms of such transactions or that any such transactions will occur.

Although GLRE is not subject to any significant legal prohibitions on the payment of dividends, Greenlight Re and GRIL are each subject to regulatory minimum capital requirements and regulatory constraints that affect their ability to pay dividends to us. In addition, any dividend payment would have to be approved by the relevant regulatory authorities prior to payment. At June 30, 2022, Greenlight Re and GRIL exceeded their regulatory minimum capital requirements.

Letters of Credit and Trust Arrangements

At June 30, 2022, neither Greenlight Re nor GRIL was licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands and the European Economic Area, respectively. Many jurisdictions do not permit domestic insurance companies to take credit on their statutory financial statements for loss recoveries or ceded unearned premiums unless appropriate measures are in place for reinsurance obtained from unlicensed or non-admitted insurers. As a result, we anticipate that all of our U.S. clients and some non-U.S. clients will require us to provide collateral through funds withheld, trust arrangements, letters of credit, or a combination thereof.

At June 30, 2022, we had one letter of credit facility available with an aggregate capacity of $275.0 million (December 31, 2021: $275.0 million). See Note 12 of the accompanying condensed consolidated financial statements for details on the letter of credit facility. We provide collateral to cedents in the form of letters of credit and trust arrangements. At June 30, 2022, the aggregate amount of collateral provided to cedents under such arrangements was $668.8 million (December 31, 2021: $633.9 million). At June 30, 2022, the letters of credit and trust accounts were secured by restricted cash and cash equivalents with a total fair value of $669.6 million (December 31, 2021: $634.8 million).

The letter of credit facility contains customary events of default and restrictive covenants, including but not limited to limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facility, Greenlight Re would be prohibited from paying dividends to its parent company. The Company was in compliance with all the covenants of this facility at June 30, 2022.

Capital

Our capital structure currently consists of senior convertible notes and equity issued in two classes of ordinary shares. We expect that the existing capital base and internally generated funds will be sufficient to implement our business strategy for the foreseeable future. Consequently, we do not presently anticipate that we will incur any additional material indebtedness in the ordinary course of our business. However, to provide us with flexibility and timely access to public capital markets should we require additional capital for working capital, capital expenditures, acquisitions, or other general corporate purposes, we have filed a Form S-3 registration statement, which expires in July 2024. In addition, as noted above, we may explore various financing alternatives, although there can be no assurance that additional financing will be available on acceptable terms when needed or desired. We did not make any significant commitments for capital expenditures during the six months ended June 30, 2022.

The Board of Directors had previously approved a share repurchase plan authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans. On April 26, 2022, the Board of Directors renewed and extended the share repurchase plan until June 30, 2023. The Company is not required to repurchase any Class A ordinary shares, and the repurchase plan may be modified, suspended, or terminated at the election of our Board of Directors at any time without prior notice. During the six months ended June 30, 2022, the Company repurchased no Class A ordinary shares.

Under the Company’s stock incentive plan, the number of Class A ordinary shares authorized for issuance is 8.0 million shares. At June 30, 2022, 2,119,189 Class A ordinary shares were available for future issuance under the Company’s stock incentive plan. The Compensation Committee of the Board of Directors administers the stock incentive plan.

Contractual Obligations and Commitments

Due to the nature of our reinsurance operations, the amount and timing of the cash flows associated with our reinsurance contractual liabilities will fluctuate, perhaps materially, and, therefore, are highly uncertain. At June 30, 2022, we estimate that we will pay the loss and loss adjustment expense reserves as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$271,119	$153,195	$47,906	$54,225	$526,445
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

Pursuant to the IAA between SILP and DME Advisors, DME Advisors is entitled to a monthly management fee equal to 0.125% (1.5% on an annual basis) of each limited partner’s Investment Portfolio, as provided in the SILP LPA. The IAA has an initial term ending on August 31, 2023, subject to automatic extension for successive three-year terms. Pursuant to the SILP LPA, DME II is entitled to a performance allocation equal to 20% of the net profit, calculated per annum, of each limited partner’s share of the capital account managed by DME Advisors, subject to a loss carry-forward provision. DME II is not entitled to earn a performance allocation in a year in which SILP incurs a loss. The loss carry-forward provision contained in the SILP LPA allows DME II to earn reduced performance allocation of 10% of net profits in years subsequent to the year in which the capital accounts of the limited partners incur a loss, until all losses are recouped and an additional amount equal to 150% of the loss is earned. At June 30, 2022, we estimate the reduced performance allocation of 10% to continue to be applied until SILP achieves additional investment returns of 176%, at which point the performance allocation will revert to 20%. For detailed breakdowns of management fees and performance compensation for the three and six months ended June 30, 2022 and 2021, please refer to Note 3 of the condensed consolidated financial statements.

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

Effects of Inflation

Inflation generally affects the cost of claims and claim expenses. Long-tailed lines of business generally have greater exposure to inflation than short-tailed lines, with this differential becoming more pronounced as the severity of inflation increases. Our underwriting portfolio is predominantly short-tailed, and we actively manage our exposures to classes that experience significant inflation. Our pricing and reserving models incorporate the anticipated effects of inflation on our claim costs, and we regularly review and update our assumptions. However, we cannot predict or estimate the onset, duration, and severity of an inflationary period with precision. The actual effect of inflation may differ significantly from our assumptions.

Inflation can also affect the asset values in SILP’s investment portfolio. DME Advisors regularly monitors and re-positions SILP’s investment portfolio to deal with the impact of inflation on its underlying investments, and holds macro positions to benefit from a rising inflationary environment.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we are principally exposed to the following types of market risk:

•	equity price risk;
•	commodity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	political risk.

Equity Price Risk
At June 30, 2022, our investments consisted primarily of an investment in SILP. Among SILP’s holdings are equity securities, the carrying values of which are based primarily on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of a position to differ significantly from its current reported value. This risk is partly mitigated by the presence of both long and short equity securities as part of our investment strategy. At June 30, 2022, a 10% decline in the price of each of the underlying listed equity securities and equity-based derivative instruments would result in a $3.4 million loss to our Investment Portfolio.

Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the current composition of SILP’s portfolio. The computations should not be relied on as indicative of future results.

Commodity Price Risk
Generally, market prices of commodities are subject to fluctuation. SILP’s investments periodically include long or short investments in commodities or derivatives directly impacted by fluctuations in the prices of commodities. At June 30, 2022, SILP’s investments incorporate unhedged exposure to changes in gold, silver, uranium and crude oil prices.
The following table summarizes the net impact that a 10% increase and decrease in commodity prices would have on the value of our Investment Portfolio at June 30, 2022. The below table excludes the indirect effect that changes in commodity prices might have on equity securities in our Investment Portfolio.

	10% increase in commodity prices	10% decrease in commodity prices
Commodity	Change in fair value	Change in fair value
	($ in millions)
Gold	$3.7	$(3.7)
Silver	0.3	(0.3)
Uranium	0.1	(0.1)
Crude oil	—	(0.1)
Total	$4.1	$(4.2)

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

While we do not seek to precisely match our liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, we continually monitor our exposure to potential foreign currency losses and may use foreign currency cash and cash equivalents or forward foreign currency exchange contracts to mitigate against adverse foreign currency movements. Certain cedents report to us in foreign currencies even though some or all of the underlying exposure is denominated in U.S. dollars. Our condensed consolidated statements of operations may report a foreign exchange gain or loss associated with this exposure when reported by the cedents. However, as we monitor our foreign currency denominated assets and liabilities on an “underlying exposure” basis, exposure to underlying U.S. dollar balances does not represent a material foreign currency risk.

At June 30, 2022, our underlying exposure to GBP denominated net reinsurance asset balance was £14.0 million. At June 30, 2022, a 10% decrease in the U.S. dollar against the GBP (all else constant) would result in an estimated $1.7 million foreign exchange gain. Alternatively, a 10% increase in the U.S dollar against the GBP would result in an estimated $1.7 million foreign exchange loss. Similarly, at June 30, 2022, our net underlying exposure to Euro-denominated reinsurance liability balances was €5.8 million. At June 30, 2022, a 10% decrease in the U.S. dollar against the Euro (all else constant) would result in an estimated $0.6 million foreign exchange loss. Alternatively, a 10% increase in the U.S dollar against the Euro would result in an estimated $0.6 million foreign exchange gain.

We may also be exposed to foreign currency risk through SILP’s underlying cash, forwards, options, and investments in securities denominated in foreign currencies. At June 30, 2022, most of SILP’s currency exposures resulting from foreign denominated securities (longs and shorts) were reduced by offsetting cash balances denominated in the corresponding foreign currencies.

At June 30, 2022, a 10% increase or decrease in the value of the U.S. dollar against foreign currencies would have no meaningful impact on the value of our Investment Portfolio.

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

The caption “Reinsurance balances receivable” in our condensed consolidated balance sheets incorporates amounts held by cedents, including the Lloyd’s syndicates that we participate on. These syndicates invest a portion of the premiums withheld in fixed-income and variable-yield securities, which expose us to interest rate risk. At June 30, 2022, a 100 basis points increase or decrease in interest rates would result in an estimated $1.3 million loss or gain, respectively, which would be recorded in our condensed consolidated statements of operations under the captions “Other income (expense).”
Our investment in SILP includes interest-rate sensitive securities, such as corporate and sovereign debt instruments and interest rate options. At June 30, 2022, a 100 basis points increase or decrease in interest rates would result in a $0.2 million loss or a $0.9 million loss, respectively, to our Investment Portfolio.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in “Part I. Item 1A. Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021, as filed with the "Securities and Exchange Commission ("SEC") on March 8, 2022 (the “Form 10-K”) and in “Part II. Item 1A. Risk Factors” included in our Form 10-Q for the three months ended March 31, 2022, as filed with the SEC on May 3, 2022 (the “Q2 Form 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of June 30, 2022, there have been no other material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in “Part II. Item 1A. Risk Factors” included in our Q2 Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has adopted a share repurchase plan authorizing the Company to repurchase Class A ordinary shares. From time to time, the repurchase plan has been re-approved or modified at the election of our Board of Directors. The previous plan expired on June 30, 2022. On April 26, 2022, the Board of Directors re-approved the share repurchase plan effective from July 1, 2022, until June 30, 2023, authorizing the Company to repurchase up to $25.0 million of Class A ordinary shares or securities convertible into Class A ordinary shares in the open market, through privately negotiated transactions or Rule 10b5-1 stock trading plans.

The Company is not required to repurchase any Class A ordinary shares and the repurchase plan may be modified, suspended or terminated at any time without prior notice.

There were no share repurchases during the three months ended June 30, 2022.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

31.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
32.2	Certification of the Chief Financial Officer filed hereunder pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT CAPITAL RE, LTD.
(Registrant)
By:	/s/ SIMON BURTON
Simon Burton Director and Chief Executive Officer (principal executive officer)
August 2, 2022

By:	/s/ NEIL GREENSPAN
Neil Greenspan Chief Financial Officer (principal financial and accounting officer)
August 2, 2022